Form 10-Q
period 1994-01-31
LTX CORP
filed 1994-03-18
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT of 1934


For Quarter Ended January 31, 1994             Commission File Number   0-10761

                               LTX CORPORATION

            (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                      04-2594045

(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

        LTX Park at University Avenue, Westwood, Massachusetts  02090

            (address of principal executive offices and zip code)

      Registrant's telephone number, including area code  (617) 461-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at March 4, 1994

Common Stock, par value $0.05 per share                   26,006,694

                               LTX CORPORATION

                                    Index

                                                                   Page Number
Part I.   FINANCIAL INFORMATION

     Consolidated Balance Sheet                                         1
       January 31, 1994 and July 31, 1993

     Consolidated Statement of Operations
       Three months and six months ended
       January 31, 1994 and January 31, 1993                            2

     Consolidated Statement of Cash Flows
       Six months ended January 31, 1994
       and January 31, 1993                                             3

     Notes to Consolidated Financial Statements                         4

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    5 - 7

Part II.  OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders       8

     Item 6 - Exhibits and Reports on Form 8-K                          8

SIGNATURES                                                              9

                                LTX CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                       (In thousands, except share data)

                                                                  January 31,       July 31,
                                                                     1994             1993
                                                                  -----------       --------
ASSETS
Current assets:
  Cash and equivalents                                              $13,344         $21,725
  Accounts receivable, less allowances of $700 and $700              40,515          34,953
  Inventories                                                        50,761          45,180
  Other current assets                                                4,280           4,116
                                                                  ---------       ---------
    Total current assets                                            108,900         105,974

Property and equipment, net                                          28,574          28,258
Other assets                                                          4,664           4,025
                                                                  ---------       ---------
                                                                   $142,138        $138,257
                                                                  ---------       ---------
                                                                  ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
    long-term liabilities                                           $15,464         $10,047
  Accounts payable                                                   31,137          26,924
  Accrued expenses and restructuring charges                         24,205           8,708
  Unearned service revenues                                           4,142           4,671
                                                                  ---------       ---------
    Total current liabilities                                        74,948          50,350

Long-term liabilities, less current portion                             972           1,060
Convertible subordinated debentures                                  20,068          19,943
Deferred compensation                                                   428             428
Stockholders' equity:
  Common stock, $0.05 par value                                       1,300           1,236
  Additional paid-in capital                                        116,903         112,111
  Accumulated deficit                                               (72,481)        (46,871)
                                                                  ---------       ---------
    Total stockholders' equity                                       45,722          66,476
                                                                  ---------       ---------
                                                                   $142,138        $138,257
                                                                  ---------       ---------
                                                                  ---------       ---------

         See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                            Three Months                         Six Months
                                                               Ended                               Ended
                                                            January 31,                         January 31,
                                                   ---------------------------         ---------------------------
                                                      1994              1993              1994              1993
                                                   ---------         ---------         ---------         ---------
Net sales:
  Product                                           $32,911           $34,907           $75,377           $68,655
  Service                                             5,208             4,399             9,906             8,742
                                                   --------          --------          --------          --------
    Total net sales                                  38,119            39,306            85,283            77,397
                                                   --------          --------          --------          --------
Cost of sales:
  Product                                            23,982            22,482            53,257            45,439
  Service                                             3,182             2,826             6,126             5,588
  Provision for excess inventories                    3,500                --             3,500                --
                                                   --------          --------          --------          --------
    Total cost of sales                              30,664            25,308            62,883            51,027
                                                   --------          --------          --------          --------
      Gross profit                                    7,455            13,998            22,400            26,370

Engineering and product
  development expenses                                5,092             4,821            10,133             9,754

Selling, general and
  administrative expenses                            11,512            10,294            22,170            20,368

Restructuring charges                                14,376                --            14,376                --
                                                   --------          --------          --------          --------
      Loss from operations                          (23,525)           (1,117)          (24,279)           (3,752)

Interest expense, net                                   900               985             1,751             1,939
                                                   --------          --------          --------          --------

      Loss before income
        taxes and minority interest                 (24,425)           (2,102)          (26,030)           (5,691)

Provision for income taxes                               --                --                --                --
                                                   --------          --------          --------          --------
      Loss before minority interest                 (24,425)           (2,102)          (26,030)           (5,691)

Minority interest in net loss of subsidiary             420               447               420             1,207
                                                   --------          --------          --------          --------
      Net loss                                     $(24,005)          $(1,655)         $(25,610)          $(4,484)
                                                   --------          --------          --------          --------
                                                   --------          --------          --------          --------
Primary and fully diluted net loss per share         $(0.96)           $(0.08)           $(1.03)           $(0.22)

Weighted average shares                              25,060            20,114            24,933            20,104

         See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                                Six Months
                                                                                  Ended
                                                                                January 31,
                                                                         -------------------------
                                                                            1994           1993
                                                                         ----------     ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                               $(25,610)       $(4,484)
    Add (deduct) non-cash items:
      Depreciation and amortization                                         4,462          4,672
      Minority interest in subsidiary net loss                               (420)        (1,207)
      Original issue discount amortization                                    125            131

  (Increase) decrease in:
      Accounts receivable                                                  (5,562)           (73)
      Inventories                                                          (5,581)         1,334
      Other current assets                                                   (164)           491
      Other assets                                                           (219)        (1,301)

  Increase (decrease) in:
      Accounts payable                                                      4,213          4,173
      Accrued expenses and restructuring charges                           15,497            422
      Unearned service revenues                                              (529)        (2,834)
                                                                         ----------     ----------
    Net cash provided by (used in) operating activities                   (13,788)         1,324
                                                                         ----------     ----------

CASH USED IN INVESTING ACTIVITIES:
  Expenditures for property and equipment, net                             (7,619)        (2,093)
                                                                         ----------     ----------
    Net cash used in investing activities                                  (7,619)        (2,093)
                                                                         ----------     ----------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                        4,000             --
  Proceeds from stock purchase and option plans                               856            239
  Increase in bank debt                                                     5,417          3,655
  Proceeds from sale and leaseback of equipment                             2,841             --
  Payments of long-term debt                                                  (88)          (392)
                                                                         ----------     ----------
    Net cash provided by financing activities                              13,026          3,502
                                                                         ----------     ----------

  Net increase (decrease) in cash and equivalents                          (8,381)         2,733
  Cash and equivalents at beginning of period                              21,725         11,714
                                                                         ----------     ----------
    Cash and equivalents at end of period                                 $13,344        $14,447
                                                                         ----------     ----------
                                                                         ----------     ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for:
    Interest                                                               $1,988         $2,041
    Income taxes                                                                0              0

         See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K.

2. Revenues from product sales are recognized at the time units are shipped. Service revenues are recognized over the applicable contractual periods or as services are performed. Revenues from engineering contracts are recognized over the contract period on a percentage of completion basis.

3. Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                                    January 31,       July 31,
                                                        1994           1993
                                                    -----------       --------
                                                          (In thousands)
               Raw materials                           $11,738         $11,694
               Work-in-process                          25,526          23,859
               Finished goods                           13,497           9,627
                                                       -------         -------
                                                       $50,761         $45,180
                                                       -------         -------
                                                       -------         -------

4.  Interest expense and income were as follows:

                                                   Three Months                  Six Months
                                                      Ended                        Ended
                                                    January 31,                  January 31,
                                              ----------------------       ----------------------
                                                1994          1993           1994          1993
                                              --------      --------       --------      --------
                                                                (In thousands)
               Expense                          $1,033        $1,048         $1,988        $2,036
               Income                             (133)          (63)          (237)          (97)
                                              --------      --------       --------      --------
                 Interest expense, net            $900          $985         $1,751        $1,939
                                              --------      --------       --------      --------
                                              --------      --------       --------      --------

5. Net loss per share is based on the weighted average number of shares of common stock outstanding.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of total revenues.

                                                                                                                Percentage
                                                                  Percentage of Net Sales                   Increase/(Decrease)
                                                   --------------------------------------------------    ------------------------
                                                         Three Months                 Six Months         Three Months  Six Months
                                                            Ended                       Ended                1994         1994
                                                         January 31,                 January 31,             Over         Over
                                                     1994          1993          1994          1993          1993         1993
                                                   --------      --------      --------      --------      --------     --------
Net sales:
  Product                                            86.3 %        88.8 %        88.4 %        88.7 %        (5.7)%        9.8 %
  Service                                            13.7          11.2          11.6          11.3          18.4         13.3
                                                   --------      --------      --------      --------
    Total sales                                     100.0         100.0         100.0         100.0          (3.0)        10.2

Cost of sales:
  Product                                            62.9          57.2          62.5          58.7           6.7         17.2
  Service                                             8.3           7.2           7.2           7.2          12.6          9.6
  Provision for excess inventories                    9.2            --           4.0            --           N/M          N/M
                                                   --------      --------      --------      --------
    Total cost of sales                              80.4          64.4          73.7          65.9          21.2         23.2
                                                   --------      --------      --------      --------
    Gross profit                                     19.6          35.6          26.3          34.1         (46.7)       (15.1)

Engineering and product
  development expenses                               13.4          12.2          11.9          12.6           5.6          3.9

Selling, general and
  administrative expenses                            30.2          26.2          26.0          26.3          11.8          8.8

Restructuring charges                                37.7            --          16.9            --           N/M          N/M
                                                   --------      --------      --------      --------
    Loss from operations                            (61.7)         (2.8)        (28.5)         (4.8)          N/M          N/M

Interest expense, net                                 2.4           2.5           2.0           2.5          (8.6)        (9.7)
                                                   --------      --------      --------      --------
    Loss before income
      taxes and minority interest                   (64.1)         (5.3)        (30.5)         (7.3)          N/M          N/M

Provision for income taxes                             --            --            --            --
                                                   --------      --------      --------      --------
    Loss before minority
      interest                                      (64.1)         (5.3)        (30.5)         (7.3)          N/M          N/M

Minority interest in net loss of
  subsidiary                                          1.1           1.1           0.5           1.5          (6.0)       (65.2)
                                                   --------      --------      --------      --------
    Net loss                                        (63.0)%        (4.2)%       (30.0)%        (5.8)%         N/M         N/M
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        In the second quarter of fiscal 1994, the Company was adversely affected by a short-fall in orders for its digital product line, particularly from domestic customers. Revenues declined from $47.2 million in the first quarter of the fiscal year to $38.1 million in the current period due to this short-fall, in combination with the low level of shippable backlog at the beginning of the period.

        Although sales of digital test systems in the Pacific Rim and Japan were satisfactory, the Company's digital business was well below expectations and declined significantly from the first quarter level. However in the other product segments the Company experienced good growth. Synchro mixed signal system sales posted strong gains and service revenues continued to expand as a result of the increasing level of service contracts on the Company's installed base of equipment. Nevertheless, these improvements were not sufficient to offset the decline in digital systems sales. On a year-to-year basis, net sales of $38.1 million were 3% lower than the same period of the prior year. For the six month period, net sales were 10% higher in the current year as compared to the same period of the prior year.

        The gross profit margin was 28.7% of net sales in the current quarter, before a provision for excess inventories of $3.5 million, compared to 35.6% in the same quarter of the prior year. The Company's gross profit margin was adversely affected by the continuing lower average selling prices for its digital products and by proportionately higher fixed costs on the lower shipment levels.

        In February, the Company announced that Graham Miller resigned as President of LTX. He will continue as the Chairman of the Board of Directors of the Company. The Board of Directors formed an Office of the Presidents and elected Roger Blethen and Martin Francis as Presidents of LTX. This change in management structure was made to decentralize management and profitability responsibilities.

        In early March, the Company announced a major restructuring to properly size operations to its current level of business. The restructuring consists of a planned consolidation of facilities, primarily involving the Company's leased buidings in Westwood, Massachusetts, and a workforce reduction of 100 employees. As a result of these decisions, the Company took a $14.4 million restructuring charge to its second quarter results of operations. The restructuring charge largely relates to the Company's plan to eliminate excess leased facilities and included amounts for severance payments and out placement benefits for terminated employees. In addition, the Company took a $3.5 million provision for excess inventories in the second quarter. The increase in excess inventories was primarily a result of the lower than anticipated shipment levels in the first half of fiscal 1994.

       Operating expenses in the second quarter were $1.5 million higher than in the same quarter of the prior year. The increase in engineering and product development expenses of $0.3 million year-to-year relate to the Company's continuing investment in the development of a new generation of digital test systems and enhancements to its Synchro product line. Selling, general and administrative expenses rose $1.2 million year-to-year largely as a result of higher selling costs, including travel and trade show expenses, as well as salary increases and personnel additions.

       Interest expense was lower year-to-year as a result of the conversion to common stock of the Company's 10 1/2% Convertible Subordinated Debentures Due 2010 in July 1993. This savings was partially offset by an increase in interest expense on higher average bank borrowings in the period.

        The Company's Japanese subsidiary operated at a net loss in the second quarter of the fiscal year. The minority interest in net loss of subsidiary represents the minority partner's share of the Company's Japanese subsidiary's loss in the period.

        There was no tax provision in the second quarter due to the net loss. The Company is in a net operating loss carry-forward position in most tax jurisdictions.

        The Company reported a net loss of $24.0 million in the second quarter of fiscal 1994. The net loss for the quarter included the restructuring charge of $14.4 million and a provision for excess inventories of $3.5 million.

        With the restructuring announced in March, the Company's level of quarterly operating expenses has been lowered by approximately 15%. The Company is continuing to review additional options to further reduce operating expences. In the near term, the Company will still be dependent on a relatively high level of business that can be delivered within the quarter to be able to improve its results of operations.

Liquidity and Capital Resources

        The Company increased its cash position by $6.0 million in the second quarter. This increase was largely a result of the $4.0 million sale of 970,000 shares of common stock in the latter part of January. Accounts receivable fell by $7.4 million primarily as a result of lower than anticipated revenue levels. Inventories rose by $4.6 million in the second quarter, excluding the provision for excess inventories. Capital equipment additions of $2.9 million exceeded depreciation charges of $2.3 million. The Company financed $1.7 million of the equipment additions in the period through sale and leaseback arrangements. Accounts payable rose to $31.1 million at the end of the period.

        The Company did not expand its domestic bank line during the second quarter as originally anticipated, but, alternatively, factored certain receivables with its domestic bank during the period to help meet working capital requirements. The Company recieved a waver of default from its domestic bank relating to the first quarter results of operations.

        As of January 31, 1994, the Company had $4.1 million in borrowings outstanding under its domestic bank line and $11.3 million in borrowings
outstanding under its Japanese bank lines.   As a result of the loss in the
second quarter, the Company is in default of its financial covenants under its domestic bank line. The Company is currently negotiating with its bank to recieve a waver of default and to restructure the agreement.

        The Company plans to reduce its cash requirements for the balance of the fiscal year by reducing working capital requirements and minimizing capital expenditures. However, the Company expects to reduce its borrowing level by $4.8 million during the third quarter with one of its Japanese banks.

        The Company's ability to fund working capital requirements, capital expenditures and reduce existing Japanese bank line balances will depend on the continued availability of credit lines or future debt or equity financings. There can be no assurance that the Company will be able to abtain such funding as and when required.

                         PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Stockholders on December 14, 1993.

          (b) Stockholders elected Messrs. Graham C.C. Miller and Robert E. Moore as Class I Directors to serve a three year term.

          (c) Other matters voted upon and the results of the voting were as follows:

               (1) Stockholders voted 20,734,064 shares FOR; 1,894,655 shares
                   AGAINST; 159,306 shares ABSTAINED and 2,105,287 shares did note vote to increase the Company's authorized common stock, $0.05 par value per share, from 50,000,000 shares to 100,000,000 shares.

               (2) Stockholders voted 18,967,585 shares FOR; 3,612,350 shares
                   AGAINST; 208,090 shares ABSTAINED and 2,105,287 shares did not vote to increase the number of shares subject to the 1990 Incentive Stock Option Plan from 1,000,000 shares to 1,500,000 shares.

               (3) Stockholders voted 18,346,273 shares FOR; 4,175,757 shares
                   AGAINST; 265,995 shares ABSTAINED and 2,105,287 shares did not vote to increase the number of shares issuable to members of the Company's Board of Directors who are not employees of the Company.

               (4) Stockholders voted 20,025,191 shares FOR; 2,568,303 shares
                   AGAINST; 194,531 shares ABSTAINED and 2,105,287 shares did not vote to approve the 1993 Employees' Stock Purchase Plan.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               (1) Proxy Statement dated November 19, 1993 (incorporated
                   herein by reference to the Company's definitive Proxy material filed pursuant to Section 14(a) of the Security Exchange Act of 1934 on November 19, 1993).

          (b) There were no reports on Form 8-K filed during the three months ended January 31, 1994.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LTX Corporation


     Date:   March 17, 1994               By:        /s/ Roger W. Blethen
          --------------------               --------------------------------
                                                       Roger W. Blethen
                                                          President

     Date:                                By:
          --------------------               --------------------------------
                                                       Martin S. Francis
                                                           President

     Date:   March 17, 1994               By:         /s/ John J. Arcari
          --------------------               --------------------------------
                                                        John J. Arcari
                                                           Treasurer
                                                    Chief Financial Officer
                                                (Principal Financial Officer)

     Date:   March 17, 1994               By:        /s/ Glenn W. Meloni
          --------------------               --------------------------------
                                                       Glenn W. Meloni
                                                          Controller
                                               (Principal Accounting Officer)