Form 10-Q
period 1994-04-30
LTX CORP
filed 1994-06-14
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934


For Quarter Ended April 30, 1994                 Commission File Number 0-10761

                                LTX CORPORATION

             (Exact name of registrant as specified in its charter)


       MASSACHUSETTS                                        04-2594045
- - -------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


         LTX Park at University Avenue, Westwood, Massachusetts  02090
             (address of principal executive offices and zip code)


       Registrant's telephone number, including area code  (617) 461-1000



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No____


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                Class                            Outstanding at June 3, 1994
- - ---------------------------------------          ---------------------------
Common Stock, par value $0.05 per share                 26,034,727

                                LTX CORPORATION

                                     Index


                                                     Page Number

     Part I.   FINANCIAL INFORMATION

       Consolidated Balance Sheet                         1
         April 30, 1994 and July 31, 1993


       Consolidated Statement of Operations
         Three months and nine months ended
         April 30, 1994 and April 30, 1993                2


       Consolidated Statement of Cash Flows
         Nine months ended April 30, 1994
         and April 30, 1993                               3


       Notes to Consolidated Financial Statements         4


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations     5 - 9



     Part II.  OTHER INFORMATION

       Item 6 - Exhibits and Reports on Form 8-K          10



     SIGNATURES                                           11

                                LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                       (In thousands, except share data)

                                                             April 30,     July 31,
                                                                1994         1993
    ASSETS                                                   ---------     --------
    Current assets:
     Cash and equivalents                                      $6,247       $21,725
     Accounts receivable, less allowances of $700 and $700     39,379        34,953
     Inventories                                               46,339        45,180
     Other current assets                                       4,702         4,116
                                                             ---------     ---------
      Total current assets                                     96,667       105,974

    Property and equipment, net                                29,637        28,258
    Other assets                                                4,612         4,025
                                                             ---------     ---------
                                                             $130,916      $138,257
                                                             =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Notes payable and current portion of
      long-term liabilities                                   $15,341       $10,047
     Accounts payable                                          25,019        26,924
     Accrued expenses and restructuring charges                23,308         8,708
     Unearned service revenues                                  3,943         4,671
                                                             ---------     ---------
      Total current liabilities                                67,611        50,350

    Long-term liabilities, less current portion                 1,293         1,060
    Convertible subordinated debentures                        20,134        19,943
    Deferred compensation                                         428           428
    Stockholders' equity:
     Common stock, $0.05 par value                              1,302         1,236
     Additional paid-in capital                               116,960       112,111
     Accumulated deficit                                      (76,812)      (46,871)
                                                             ---------     ---------
      Total stockholders' equity                               41,450        66,476
                                                             ---------     ---------
                                                             $130,916      $138,257
                                                             =========     =========





         See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                        Three Months                       Nine Months
                                                           Ended                              Ended
                                                          April 30,                          April 30,
                                                    ------------------------        --------------------------
                                                     1994                 1993           1994              1993
    Net sales:                                     --------             --------      ---------         ---------
     Product                                        $34,164              $41,197       $109,541          $109,852
     Service                                          6,052                4,588         15,958            13,330
                                                   --------             --------      ---------         ---------

      Total net sales                                40,216               45,785        125,499           123,182
                                                   --------             --------      ---------         ---------
    Cost of sales:
     Product                                         25,485               27,693         78,742            73,132
     Service                                          3,237                2,775          9,363             8,363
     Provision for excess inventories                    --                   --          3,500                --
                                                    -------             --------      ---------         ---------
      Total cost of sales                            28,722               30,468         91,605            81,495
                                                    -------             --------      ---------         ---------
       Gross profit                                  11,494               15,317         33,894            41,687

    Engineering and product
     development expenses                             4,794                4,765         14,927            14,519
    Selling, general and
     administrative expenses                         10,353               10,331         32,523            30,699
    Restructuring charges                                --                   --         14,376                --
                                                    -------             --------      ---------         ---------
       Income (loss) from operations                 (3,653)                 221        (27,932)           (3,531)

    Interest expense, net                               994                1,058          2,745             2,997
                                                    -------             --------      ---------         ---------


       Loss before income
            taxes and minority interest              (4,647)                (837)       (30,677)           (6,528)

    Provision for income taxes                           --                   --             --                --
                                                    -------             --------      ---------          --------


       Loss before minority interest                 (4,647)                (837)       (30,677)           (6,528)

    Minority interest in net loss of subsidiary         316                   --            736             1,207
                                                    -------             --------      ---------           -------
       Net loss                                     ($4,331)               ($837)      ($29,941)          ($5,321)
                                                    =======             ========       ========           =======
    Primary and fully diluted net loss per share     ($0.17)              ($0.04)        ($1.18)           ($0.26)

    Weighted average shares                          26,021               21,365         25,295            20,525





         See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                                Nine Months
                                                                   Ended
                                                                  April 30,
                                                              ----------------
                                                              1994        1993
                                                           ---------    ---------
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                               ($29,941)     ($5,321)
     Add (deduct) non-cash items:
      Depreciation and amortization                           6,866        6,947
      Minority interest in subsidiary net loss                 (736)      (1,207)
      Original issue discount amortization                      191          196

    (Increase) decrease in:
      Accounts receivable                                    (4,426)      (9,283)
      Inventories                                            (1,159)       1,328
      Other current assets                                     (586)         596
      Other assets                                              149       (1,260)

    Increase (decrease) in:
      Accounts payable                                       (1,905)       9,248
      Accrued expenses and restructuring charges             14,600        1,589
      Unearned service revenues                                (728)      (2,947)
                                                           ---------    ---------
     Net cash provided by (used in) operating activities    (17,675)        (114)
                                                           ---------    ---------

  CASH USED IN INVESTING ACTIVITIES:
    Expenditures for property and equipment, net            (11,086)      (4,680)
                                                           ---------    ---------
     Net cash used in investing activities                  (11,086)      (4,680)
                                                           ---------    ---------

  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from sale of common stock                        4,000        8,952
    Proceeds from stock purchase and option plans               915          353
    Increase (decrease) in bank debt                          4,963         (639)
    Proceeds from sale and leaseback of equipment             3,483        1,142
    Payments of long-term debt                                  (78)        (526)
                                                           ---------    ---------
     Net cash provided by  financing activities              13,283        9,282
                                                           ---------    ---------
  Net increase (decrease) in cash and equivalents           (15,478)       4,488
  Cash and equivalents at beginning of period                21,725       11,714
                                                           ---------    ---------
     Cash and equivalents at end of period                   $6,247      $16,202
                                                           =========    =========
  SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the period for:
     Interest                                                $3,744       $3,642
     Income taxes                                                 0            0





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

3. Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                       April 30,        July 31,
                                          1994            1993
                                        -------         -------
                                              (In thousands)
                   Raw materials        $10,560         $11,694
                   Work-in-process       24,196          23,859
                   Finished goods        11,583           9,627
                                        -------         -------
                                        $46,339         $45,180
                                        =======         =======



4.  Interest expense and income were as follows:

                                     Three Months      Nine Months
                                        Ended             Ended
                                       April 30,         April 30,
                                     -------------     -------------
                                     1994     1993     1994     1993
                                   -------   -------  -------  -------
                                              (In thousands)
        Expense                    $1,094    $1,114   $3,082   $3,150
        Income                       (100)      (56)    (337)    (153)
                                   -------   -------  -------  -------
           Interest expense, net     $994    $1,058   $2,745   $2,997
                                   =======   =======  =======  =======



5. Net loss per share is based on the weighted average number of shares of common stock outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of total revenues.

                                                                                                        Percentage
                                            Percentage of Net Sales                                  Increase/(Decrease)
                                   -----------------------------------------                    -----------------------------
                                       Three Months           Nine Months                       Three Months      Nine Months
                                          Ended                 Ended                               1994             1994
                                        April 30,              April 30,                             Over            Over
                                    ----------------        ----------------
                                    1994        1993        1994        1993                         1993            1993
                                  -------      -------    -------     -------                      -------          -------
Net sales:
 Product                           85.0 %       90.0 %     87.3 %      89.2 %                      (17.1)%          (0.3)%
 Service                           15.0         10.0       12.7        10.8                         31.9            19.7
                                  -------      -------    -------     -------
  Total sales                     100.0        100.0      100.0       100.0                        (12.2)            1.9

Cost of sales:
 Product                           63.4         60.5       62.7        59.4                         (8.0)            7.7
 Service                            8.0          6.1        7.5         6.8                         16.6            12.0
 Provision for excess inventories    --           --        2.8          --                           --           100.0
                                  -------      -------    -------     -------
  Total cost of sales              71.4         66.6       73.0        66.2                         (5.7)           12.4
                                  -------      -------    -------     -------
  Gross profit                     28.6         33.4       27.0        33.8                        (25.0)          (18.7)

Engineering and product
 development expenses              11.9         10.4       11.9        11.8                          0.7             2.8

Selling, general and
 administrative expenses           25.8         22.5       25.9        24.9                          0.2             5.9

Restructuring charges                --           --       11.5          --                           --             N/M
                                  -------      -------    -------     -------
  Income (loss) from operations    (9.1)         0.5      (22.3)       (2.9)                         N/M             N/M

Interest expense, net               2.5          2.3        2.1         2.4                         (6.0)           (8.4)
                                  -------      -------    -------     -------
  Loss before income
     taxes & minority interest    (11.6)        (1.8)     (24.4)       (5.3)                         N/M             N/M

Provision for income taxes           --           --         --          --                          --               --
                                  -------      -------    -------     -------
  Loss before minority
     interest                     (11.6)        (1.8)     (24.4)       (5.3)                         N/M             N/M

Minority interest in net loss of
    subsidiary                      0.8           --        0.5         1.0                          N/M           (39.0)
                                  -------      -------    -------     -------
  Net loss                        (10.8)%       (1.8)%     (23.9)%     (4.3)%                        N/M             N/M
                                  =======      =======    =======     =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended April 30, 1994 Compared to the Three Months Ended April 30, 1993

        Sales were $40.2 million in the third quarter of fiscal 1994 as compared to $45.8 million in the third quarter of the prior fiscal year. The decline in revenues reflected lower digital product shipments, particularly for testing microprocessor and other personal computer-related devices. An increase in sales of the Company's mixed signal products and services in the third quarter of fiscal 1994 partially offset the decline in digital product sales.

        The gross profit margin was 28.6% of net sales in the third quarter of fiscal 1994 compared to 33.4% in the third quarter of the prior fiscal year. The Company's gross profit margin in the third quarter of fiscal 1994 was adversely affected by proportionately higher fixed manufacturing costs on lower digital product sales and by the lower average selling prices for its digital products due to changes in product mix and competitive pricing.

        Engineering and product development expenses in the third quarter of fiscal 1994 were approximately the same level as the third quarter of fiscal 1993. Expenses in both years included substantial development costs relating to the Delta 100 and Delta 50 generation of digital test systems, enVision test system software and significant enhancements to the Company's mixed signal product line.

        In March 1994, the Company announced a major restructuring to properly size operations to its current level of business. The restructuring primarily consisted of a planned consolidation of facilities, including the Company's leased buildings in Westwood, Massachusetts, and a workforce reduction of 100 employees. The Company took a $14.4 million charge to its second quarter results of operations relating to the elimination of excess leased facilities and severance payments and outplacement benefits for terminated employees.

        Although the initial effects of the restructuring benefited the third quarter of fiscal 1994 in comparison with the second quarter of fiscal 1994, selling, general and administrative expenses in the third quarter of 1994 were approximately the same level as the third quarter of fiscal 1993 due to increases in personnel and sales activity levels in the first six months of fiscal 1994.

        Interest expense was slightly lower due to the conversion to common stock of the Company's 10 1/2% Convertible Subordinated Debenture Due
2010 in July 1993. This reduction was partially offset by an increase in interest expense on higher average bank borrowings for the third quarter of fiscal 1994 as compared to the third quarter of the prior fiscal year.

        There was no tax provision in the third quarter of fiscal 1994 or the third quarter of fiscal 1993 due to the net loss in both periods. The Company is currently in a net operating loss carryforward position in most tax jurisdictions.

        The Company's Japanese subsidiary had a net loss in the third quarter of both fiscal 1994 and fiscal 1993. The minority interest in the net loss of subsidiary in the third quarter of fiscal 1994 represents the minority partner's 33% share of the Company's Japanese subsidiary's loss in the period. There was no minority interest in the third quarter of fiscal 1993 as the minority partner's original investment had been consumed. The Company's minority partner guaranteed a portion of the subsidiary's bank lines in the later part of fiscal 1993.

       The Company incurred a net loss of $4.3 million in the third quarter of fiscal 1994 as compared to a net loss of $0.8 million in the third quarter of the prior fiscal year.

Nine Months Ended April 30, 1994 Compared to the Nine Months Ended April 30, 1993

        Sales were $125.5 million for the nine months ended April 30, 1994 as compared to $123.2 million for the nine months ended April 30, 1993 which was an increase of 1.9%. Although shipments of the Company's mixed signal product line increased approximately 35% and service revenues increased approximately 20%, the reduction in sales of the Company's digital products of approximately 25% limited the year-to-year increase in total revenues. The decline in shipments of the Company's digital products resulted from lower demand from customers who use such products to test microprocessors and personal computer-related devices.

        The gross profit margin was 27.0% of net sales for the nine months ended April 30, 1994 as compared to 33.8% for the nine months ended April 30, 1993. In the second quarter of fiscal 1994, the Company recorded a $3.5 million provision for excess inventories primarily as a result of the lower than anticipated shipment levels in the first six months of fiscal 1994. This provision lowered the gross profit margin by 2.8% of net sales for the nine months ended April 30, 1994. In addition, the gross profit margin for the nine months ended April 30, 1993 includes a payment of $4.3 million from a development contract with Ando Electric Co., Ltd. which was included in product sales. There was no similar contract revenue for the nine months ended April 30, 1994. The gross profit margin was also adversely affected by proportionately higher fixed manufacturing costs on lower digital product sales and by lower average selling price for the Company's digital products during the nine months ended April 30, 1994.

        Engineering and product development expenses were $14.9 million for the nine months ended April 30, 1994 as compared to $14.5 million for the nine months ended April 30, 1993. Expenses in both years included substantial development costs relating to the Delta 100 and Delta 50 generation of digital test systems, enVision test system software and significant enhancements to the Company's mixed signal product line.

        Selling, general and administrative expenses were $32.5 million for the nine months ended April 30, 1994 as compared to $30.7 million for the nine months ended April 30, 1993. The increase in expenses of $1.8 million was largely due to personnel additions and a higher level of selling expenses, including travel and trade show costs, in the first part of fiscal 1994.


        Interest expense was slightly lower year-to-year due to the conversion to common stock of the Company's 10 1/2% Convertible Subordinated Debentures Due 2010 in July 1993. This reduction was partially offset by an increase in interest expense on higher average bank borrowings for the nine months ended April 30, 1994.

        There was no tax provision for the nine months ended April 30, 1994 and the nine months ended April 30, 1993 due to the net loss in both periods.

        The Company's Japanese subsidiary had a net loss for the nine months ended April 30, 1994 and for the nine months ended April 30, 1993. The minority interest in the net loss of subsidiary represents the minority partner's share of the Company's Japanese subsidiary's loss in both periods.

        The Company incurred a net loss of $29.9 million for the nine months ended April 30, 1994 as compared to a net loss of $5.3 million for the nine months ended April 30, 1993. The net loss for the nine months ended April 30, 1994 includes a $14.4 million restructuring charge and a $3.5 million provision for excess inventories.

Three Months Ended April 30, 1994 Compared to the Three Months Ended January 31, 1994

        Sales in the third quarter of fiscal 1994 increased to $40.2 million from $38.1 million in the second quarter of fiscal 1994. This increase was primarily a result of a higher level of digitial product shipments in the quarterly period as compared to the low level in the second quarter of fiscal 1994. Although orders for the Company's mixed signal products exceeded shipments in the third quarter of fiscal 1994, sales of such products in the third quarter were slightly less than the second quarter of fiscal 1994.

        The gross profit margin was 28.6% of net sales in the third quarter of fiscal 1994 as compared to 28.8% of net sales in the second quarter of fiscal 1994, excluding the $3.5 million provision for excess inventories. The slight decline in the gross profit margin was primarily a result of proportionately higher fixed manufacturing costs on lower digital manufacturing production levels in the third quarter of fiscal 1994. The Company was able to satisfy a substantial portion of its third fiscal quarter deliveries of digital systems with units that had been completed as of the end of the second fiscal quarter.

        As a result of the restructuring in early March 1994, engineering and product development and selling, general and administrative expenses combined were $1.5 million lower in the third quarter of fiscal 1994 than in the second quarter of fiscal 1994.

        Net interest expense increased $0.1 million in the third quarter of fiscal 1994 over the second quarter of fiscal 1994 as a result of higher average bank borrowings and lower interest income on lower average cash balances in the third quarter of fiscal 1994.

        There was no tax provision in the second and third quarters of fiscal 1994 due to the net loss in both periods.

        The Company's Japanese subsidiary had a net loss in the second and third quarters of fiscal 1994. The minority interest in the net loss of subsidiary represents the minority partner's share of the Company's Japanese subsidiary's loss in both periods.

        The Company reduced its net loss in the third quarter of fiscal 1994 to $4.3 million, from $24.0 million in the second quarter of fiscal 1994. The net loss of $24.0 million in the second quarter included a $14.4 million restructuring charge and a $3.5 million provision for excess inventories.


Liquidity and Capital Resources

        For the nine months ended April 30, 1994, the Company used $17.7 million in cash for operating activities, primarily as a result of the net loss for the period, before non-cash restructuring charges and provisions for excess inventories. At July 31, 1993, the Company had sold $5.1 million in accounts receivable to its domestic bank under a factoring agreement. Excluding this factoring, accounts receivable decreased $0.7 million from July 31, 1993 to April 30, 1994. Inventories increased $9.1 million in the first six months of fiscal 1994 (before a $3.5 million provision for excess inventories) as a result of the lower than anticipated shipment level in this period and inventory purchases for future deliveries of the Company's new generation of digital test systems. However, the Company reduced its inventory level by $4.4 million in the three months ended April 30, 1994 by consuming a portion of its excess inventories through product shipments in this quarterly period. Accounts payable increased $4.2 million in the first six months of fiscal 1994, as a result of the high level of inventory purchases in this period in combination with a longer payment cycle to suppliers. Accounts payable fell $6.1 million in the three months ended April 30, 1994, as a result of lower inventory purchases and payments on outstanding balances during this quarterly period.

        Capital equipment additions for the nine months ended April 30, 1994 were $11.1 million and exceeded depreciation charges of $6.9 million.
The capital equipment additions in the period consisted primarily of LTX test systems for engineering programs and customer support requirements. During the nine months ended April 30, 1994, the Company financed $3.5 million of the capital equipment additions with lease financing.

        As of April 30, 1994, the Company had $4.1 million in borrowings outstanding under its domestic bank line. There were no borrowings outstanding under this bank line at July 31, 1993. The Company is in default of its financial covenants under this line and is currently negotiating with its bank to restructure the agreement. This line matures in mid-August 1994, is available solely for the purpose of financing certain designated foreign accounts receivable and export inventories and is secured by substantially all of the Company's accounts receivable, inventories and equipment. This line currently bears interest at prime plus 5%. An additional $3.9 million was outstanding at April 30, 1994 under an accounts receivable factoring agreement with its domestic bank and is included in notes payable. Since April 30, 1994, the Company has repaid this amount, changed the repayment procedures for its factoring arrangements, and has factored an additional $3.8 million of accounts receivable with its domestic bank.

        The Company's Japanese subsidiary reduced its bank borrowings, which are payable upon demand, from $9.9 million at July 31, 1993 to $6.9 million at April 30, 1994. All of the reduction in bank borrowings occurred in the third quarter of fiscal 1994. The Company's minority partner has guaranteed the $6.9 million in borrowings outstanding at April 30, 1994. The Company's Japanese subsidiary had an unused demand bank line of $2.0 million available at April 30, 1994 which is guaranteed by the Company.

        The Company continued to have two issues of convertible subordinated debentures outstanding at April 30, 1994: $15.7 million (face amount) of 13 1/2% Convertible Subordinated Debentures Due 2011 and $7.3 million of 7 1/4% Convertible Subordinated Debentures Due 2011.
Interest is payable on these debentures semi-annually. Annual sinking fund payments, in the amounts of $785,000 and $366,000, respectively, are due on those two debenture issues commencing April 15, 1996.

        In January 1994, the Company received $4.0 million from the sale of 970,000 shares of its common stock to several private investors. The Company used the proceeds from this sale for working capital requirements. In the third quarter of fiscal 1993, the Company received $8.9 million from the sale of 2,238,000 shares of common stock to a private investor.

        The Company plans to continue to reduce its cash requirements for the balance of the fiscal year primarily by minimizing working capital requirements. The Company's ability to meets its cash requirements in the near term will depend on the availability of existing credit arrangements (bank and trade) and future debt or equity financings. There can be no assurance that the Company will be able to maintain its existing credit arrangements or obtain necessary additional financings as and when required or on terms that are acceptable to the Company.

                          PART II -- OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

    (a)

        10.1 Forbearance Agreement, between the Company and Silicon Valley Bank, dated as of April 22, 1994.

        10.2 Sample Standard Form of Purchase Agreement which the Company uses to factor receivables with its domestic bank.

    (b) There were no reports on Form 8-K filed during the three months ended April 30, 1994.

                                   SIGNATURES





                                             LTX Corporation



     June 10, 1994                           By:      /s/ Roger W. Blethen
- - -------------------------                       -----------------------------
                                                       Roger W. Blethen
                                                          President



                                             By:
- - -------------------------                       -----------------------------
                                                       Martin S. Francis
                                                           President



     June 10, 1994                           By:   /s/ John J. Arcari
- - -------------------------                       -----------------------------
                                                     John J. Arcari
                                                       Treasurer
                                                  Chief Financial Officer
                                                (Principal Financial Officer)



     June 10, 1994                           By:     /s/ Glenn W. Meloni
- - -------------------------                       -----------------------------
                                                       Glenn W. Meloni
                                                         Controller
                                                 (Principal Accounting Officer)