Form 10-K
period 1994-07-31
LTX CORP
filed 1994-10-19
CIK 357020

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JULY 31, 1994

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD FROM           TO
                         COMMISSION FILE NUMBER 0-10761
                            ------------------------

                                LTX CORPORATION
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                                        04-2594045
        (State or other jurisdiction of                            (I.R.S. Employer
        incorporation or organization)                          Identification Number)
       LTX PARK AT UNIVERSITY AVENUE, WESTWOOD, MASSACHUSETTS                  02090
              (Address of principal executive offices)                      (Zip Code)

                                 (617) 461-1000
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                                  NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS         ON WHICH REGISTERED
       -------------------        ---------------------
                            None
- - - ------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.05 Per Share
              13 1/2% Convertible Subordinated Debentures Due 2011
               7 1/4% Convertible Subordinated Debentures Due 2011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  /X/       NO  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the common stock held by non-affiliates of the registrant on September 30, 1994 was $110,992,241.

     Number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1994:

          Common Stock, Par Value $0.05 Per Share, 26,242,657 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT IN CONNECTION WITH ITS 1994 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL
YEAR ENDING JULY 31, 1994 ARE INCORPORATED BY REFERENCE INTO PART II.
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                LTX CORPORATION

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I
  Item 1.  Business..................................................................     1
            Overview.................................................................     1
            Products and Markets.....................................................     1
            Sales, Service and Customer Support......................................     4
            Customers................................................................     5
            Engineering and Product Development......................................     5
            Manufacturing and Supply.................................................     5
            Competition..............................................................     5
            Backlog..................................................................     6
            Proprietary Rights.......................................................     6
            Executive Officers of the Company........................................     6
            Environmental Affairs....................................................     7
  Item 2.  Properties................................................................     7
  Item 3.  Legal Proceedings.........................................................     7
  Item 4.  Submission of Matters to a Vote of Security Holders.......................     7

PART II
  Item 5.  Market Value for the Registrant's Common Stock and Related
            Security Holder Matters..................................................     8
  Item 6.  Selected Consolidated Financial Data......................................     8
  Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................     9
  Item 8.  Financial Statements and Supplementary Data...............................    14
            Report of Independent Public Accountants.................................    14
            Consolidated Statement of Operations.....................................    15
            Consolidated Balance Sheet...............................................    16
            Consolidated Statement of Stockholders' Equity...........................    17
            Consolidated Statement of Cash Flows.....................................    18
            Notes to Consolidated Financial Statements...............................    19
            Quarterly Results of Operations (unaudited)..............................    27
  Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.................................................    27

PART III
  Item 10. Directors and Executive Officers of the Registrant........................    27
  Item 11. Executive Compensation....................................................    27
  Item 12. Security Ownership of Certain Beneficial Owners and Management............    27
  Item 13. Certain Relationships and Related Transactions............................    27

                                                                                        PAGE
                                                                                        ----
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    28
            Financial Statements.....................................................    28
            Schedules................................................................    28
            Listing of Exhibits......................................................    28
            Reports on Form 8-K......................................................    30
            Exhibits.................................................................    30
  Signatures.........................................................................    31
  Item 14(d). Financial Statement Schedules
            Schedule V -- Property and Equipment.....................................    32
            Schedule VI -- Accumulated Depreciation and Amortization of Property
            and Equipment............................................................    32
            Schedule IX -- Short-Term Borrowings.....................................    33
            Schedule X -- Supplementary Income Statement Information.................    33

            LTX(R), EZNET(R), HiPer(R) and enVision(TM) are all trademarks of LTX Corporation.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     LTX Corporation (the "Company" or "LTX") designs, manufactures and markets automatic test equipment for the semiconductor industry that is used to test digital, linear and mixed signal (a combination of digital and linear) integrated circuits ("ICs") and discrete semiconductor components. The Company currently offers products in four broad categories: three lines of semiconductor test systems and a line of test system networking products. The three lines of test systems are: digital test systems, which test digital ICs, including microprocessors and microcontrollers; linear/mixed signal test systems, which test a wide range of linear and mixed signal ICs; and discrete component test systems, which test small signal and high-power semiconductor components. The Company also sells service and applications support for its test systems. The semiconductors tested by the Company's test systems are widely used in the computer, communications, automotive and consumer electronics industries. The Company markets its products worldwide to both manufacturers and users of digital, linear and mixed signal ICs and discrete semiconductor components.

     The semiconductor industry is segmented into broad product categories, including digital, linear, mixed signal and memory ICs and discrete components. The testing of each semiconductor product category requires specific procedures and capabilities, which may vary significantly. All semiconductor manufacturers use semiconductor test equipment ("STE") in the design and manufacture of ICs. During design, STE is used for design verification, characterization, qualification and failure analysis of ICs. During manufacture, STE is used during wafer probing to select usable ICs and after packaging to classify ICs by performance characteristics and to assure conformance with quality standards. In addition, certain large electronic equipment manufacturers employ STE for incoming inspection and for further classification of ICs.

     Advances in semiconductor technology have permitted the design and manufacture of increasingly complex semiconductor devices. These devices provide improved performance, lower cost and greater reliability than earlier generations of devices. As a result, the use of semiconductors has proliferated across many industries, particularly in applications for the computer, communications, automotive and consumer electronics industries. In turn, the increasing complexity and variety of ICs has created a demand for STE that is faster, more versatile, more accurate, more productive and easier to program and maintain.

PRODUCTS AND MARKETS

     The Company offers products in four broad product categories:

     - digital test systems, which include the Deltamaster and Micromaster test systems and enVision test development software, with the Company's new Delta 100 and Delta 50 test systems scheduled for delivery in fiscal 1995;

     - linear/mixed signal test systems, which include the Synchro and Ninety;

     - discrete component test systems, marketed as the iPTest product line; and

     - test system networking products, marketed under the name EZNET.

All of the Company's test systems are comprised of a set of computer-controlled instruments which send signals to a device under test and measure the responses of that device to classify the device by performance characteristics and to ensure conformance with quality standards.

DIGITAL PRODUCTS

     The Company markets its digital test systems under the Trillium name. These digital products are used to test digital ICs, in particular microprocessors and microcontrollers. These digital devices are used to operate and control nearly all electronic products. Microprocessors are found in personal computers, engineering workstations and industrial control systems and are among the most expensive semiconductor devices. Microcontrollers are used in automobiles, home appliances, cellular phones and televisions. Products that incorporate microprocessors or microcontrollers typically include other digital ICs that are tested to the same standards as the related microprocessor or microcontroller.

  Deltamaster and Micromaster

     The Deltamaster, introduced in 1990, is a high-performance system with the capability of testing up to 256 pins at data rates of up to 80 MHz or up to 128 pins at data rates of up to 160 MHz. The Micromaster, introduced in 1987, is a lower-priced system that can test up to 256 pins at data rates of up to 40 MHz. The Micromaster is device interface and software compatible with the Deltamaster. Both test systems achieve timing accuracy of 250 pico seconds, feature resource-per-pin architecture and are compatible for use with the Company's HiPer pin card.

     In resource-per-pin architecture, there is a complete set of the test system's key features (timing generators, waveform formatting and pattern memory) for each pin of the test system. The Company believes that this architecture provides faster, simpler characterization and engineering debugging of new ICs, better system timing accuracy and simplified interfacing to computer-aided design systems.

     Pin cards located in the test head interface the capabilities of the test system to the device under test. In many test systems, pin card performance is the limiting factor of overall system performance. The Company's HiPer pin card has been designed to provide a high degree of signal fidelity, fast rise time and constant impedance.

     Prices for the Deltamaster and Micromaster lines of testers currently range from approximately $400,000 to approximately $2,000,000, depending on the system configuration and timing accuracy specifications. The Company intends to continue manufacturing, marketing and servicing both of these systems, although it expects that its Delta 100 and Delta 50 new generation of test systems, described below, will begin to replace the Deltamaster and Micromaster when deliveries begin in fiscal 1995.

  enVision

     In fiscal 1993, LTX completed the development of its new object-oriented enVision programming software for use on all LTX digital systems. In earlier generation software languages, programming commands made direct reference to the hardware of the test system, which required the user to have a detailed knowledge of the system's hardware. In contrast, this detailed knowledge is not required when using enVision, thereby allowing the programmer to focus attention on refining the test program for the specific IC under test. Thus, the Company has designed enVision to be more device oriented than tester oriented.

     enVision permits a user to test multiple devices at the same time. For example, when used with a Deltamaster, enVision permits simultaneous testing of four microprocessors with 64 pins each. This capability of enVision significantly improves the throughput of the Company's digital test systems.

     enVision has been designed to run with the Deltamaster and Micromaster test systems and is an integral feature of the Delta 100 and Delta 50 test systems. The current price for enVision is approximately $15,000 per workstation.

  Delta 100 and Delta 50

     The Company plans to deliver in fiscal 1995 two new digital test systems, the Delta 100 and the Delta 50. The Delta 100 is specifically designed for testing high performance CISC (complex instruction set computing) and RISC (reduced instruction set computing) microprocessors and the ICs that make up the chip sets that are used with them. The Delta 100 has resource-per-pin architecture and can test up to 512 pins at data rates of up to 100 MHz. Timing accuracy of 150 pico seconds is a significant improvement over the Deltamaster and Micromaster test systems.

     The Delta 50 is designed for the production test needs of microcontroller and digital IC manufacturers who do not require the sophisticated performance characteristics of the Delta 100. The Delta 50 has resource-per-pin architecture and is capable of testing 512 pins at data rates of up to 50 MHz or 256 pins at data rates of up to 100 MHz.

     In fiscal 1993, the Company entered into a development, manufacturing and marketing agreement with Ando Electric Co., Ltd. ("Ando"), a Japanese STE manufacturer and majority owned subsidiary of Nippon Electric Corporation, Ltd., relating to the Delta 50. The Company has developed the Delta 50 in conjunction with Ando and has granted Ando exclusive rights to manufacture the Delta 50 in Japan. The Company has retained exclusive rights to manufacture the Delta 50 outside of Japan. With certain exceptions in each case, Ando has the exclusive right to sell the Delta 50 in Japan and the Company has exclusive marketing rights for the rest of the world. In July 1994, the Company amended its development agreement with Ando to allow for further development and enhancements to the Delta 50 (see Note 5).

     Both the Delta 100 and Delta 50 operate with the Company's enVision software, which will enable the Company to offer these compatible high and low end products in the same market. The Company expects the compatibility of these systems to facilitate migration to the Delta 100 test system by Delta 50 users.

     Prices for the Delta 100 will range from approximately $1,200,000 to approximately $4,900,000, depending on the system configuration. Prices for the Delta 50 range from approximately $500,000 to approximately $2,500,000, also depending on the system configuration.

LINEAR/MIXED SIGNAL PRODUCTS

     LTX offers two product lines for testing linear/mixed signal ICs, Synchro and Ninety, introduced in 1990 and 1986, respectively. Linear ICs are used in almost every electronic application. The very nature of physical occurrences, such as sound, images, temperature, pressure, speed, acceleration, position and rotation, consists of continuously varying information. Linear ICs are used to amplify, filter and shape this information. Mixed signal ICs are capable of converting the signals from linear ICs into a digital format that can be processed by a computer. Mixed signal devices can also convert processed digital information into a linear form to control physical phenomena or to improve sound and images.

     Linear and mixed signal ICs are widely used in automobiles, computers, telephones and such home entertainment products as video cassette recorders, cameras, compact disc players and video games. The complexity and density of these ICs have increased rapidly over the past several years, particularly as the demand for portable, battery operated products has required IC manufacturers to integrate more functions on each chip and reduce size and power consumption. These technological advances have resulted in increased demand for higher performance linear/mixed signal test systems.

  Synchro

     The Synchro is the latest generation of the Company's linear/mixed signal test systems. Synchro test systems are designed for high throughput testing of linear devices and for testing of mixed signal devices that require high digital pattern rates and high digital pin counts. The Synchro features independent microprocessors that concurrently control both linear and digital resources at each pin of the IC under test. This design permits the generation of test signals and measurements on many device pins at the same time, producing faster test times on high pin count ICs.

     LTX offers a wide array of options with the Synchro to address the various linear/mixed signal test requirements of its customers. In fiscal 1994, the Company began delivering a new Synchro test system, the Synchro 160, to meet the test requirements of newer disk drive and communications devices. The Synchro 160 can test up to 160 pins at data rates of up to 200 MHZ and is compatible with other existing systems in the Synchro line. All Synchro test systems can incorporate the HiPer pin card used on the Company's digital test systems. The Company offers equipment, some of which is manufactured by third parties, and software with its Synchro systems that expand the use of these systems into other manufacturing applications, such as laser trimming and testing of electronic sub-assemblies. Current prices of the Synchro range from approximately $350,000 for a low pin count linear system to approximately $2,000,000 for a high pin count mixed signal system.

  Ninety

     The Ninety system is an improved version of the LTX77, the Company's first linear/mixed signal test system introduced in 1977. Although the Synchro has largely superseded the Ninety, the Company continues to manufacture the Ninety for customers who are already using the Ninety or LTX77 systems and desire to expand capacity. As with the Synchro, a wide array of options are available. The current price range for the Ninety is from approximately $200,000 to approximately $700,000, depending on the system configuration.

     Over the years, the Company has significantly upgraded the performance and capabilities of the Ninety and LTX77 systems through the introduction of new hardware and software. In fiscal 1992, the Company introduced the CP100, an improved computer for use with the Ninety and LTX77 systems. The CP100 is smaller and faster than the computer originally installed with these systems. The Company currently offers the CP100 for approximately $80,000.

DISCRETE PRODUCTS

     The Company's iPTest systems are used to test discrete semiconductor components, such as diodes, small signal transistors and power transistors, as well as arrays of these components. These discrete components are used in every area of electronics. iPTest systems are also capable of accurately measuring the characteristics of transient voltage suppression components, which are widely used to protect personal computers and telecommunications products from harmful voltage spikes or surges.

     The Company expects that arrays of discrete components, such as multi-device modules, will replace transistors in electric motor control and will permit a wider use of semiconductors in extremely high power applications, such as air conditioners, domestic appliances, electric locomotives and automobiles. These arrays of discrete components are mostly constructed from high power transistors of IGBT (insulated gate bipolar transistor) and MOSFET technology. The Company's development programs for iPTest products are largely focused on testing of these newer components, which the Company believes may become the most significant market for discrete component test systems.

     Prices of iPTest systems currently range from approximately $100,000 to approximately $700,000, depending on the system configuration and testing specifications.

NETWORKING PRODUCTS

     LTX offers its EZNET hardware and software products to enable its customers to interface LTX test systems as well as competitors' test systems with the customer's manufacturing, engineering or management information systems. These products enable the Company to provide its customers with a complete solution to their test information needs. Included in the Company's EZNET product line is its dataVision software package, which is used by customers to collect, analyze and archive data from the testing process. EZNET systems typically range in price from approximately $80,000 to approximately $250,000.

SALES, SERVICE AND CUSTOMER SUPPORT

     The Company sells, services and supports its products primarily through its worldwide sales and support organization. In Japan, the Company sells, services and supports its products through its joint venture with Sumitomo Metal Industries, Ltd. ("SMI"), except that Ando has the right to manufacture and sell the Delta 50 to certain customers in Japan and to sell the Delta 100 to these customers. The Company shares with its joint venture with SMI specified portions of the royalties paid by Ando on the Delta 50 and of the revenues received on the Delta 100. The Company uses a small number of independent sales representatives in certain other regions of the world.

     The Company considers service and support to be important to the success of its business because of the highly technical nature of its products. Customer support activities include installation, training, field service and applications assistance. At July 31, 1994, the Company maintained 22 customer support centers and three additional sales offices around the world. The Company's support personnel are capable of performing all necessary maintenance of test systems sold by the Company, including routine servicing of components manufactured by third parties.

     The Company is subject to the usual risks of international trade, including unfavorable economic conditions, political instability, restrictive trade policies, controls on funds transfers and foreign currency fluctuations. Most of the Company's export sales have been made in United States dollars or dollar equivalents. For the fiscal years 1994, 1993 and 1992 export sales made either directly from the United States or through foreign subsidiaries and the joint venture accounted for 61%, 47% and 43%, respectively, of net sales. Profit margins on export sales are approximately the same as on domestic sales. For information about the Company's foreign operations and export sales, see Note 10 of Notes to the Company's Consolidated Financial Statements.

     The Company provides a one-year parts and three-month labor warranty on test systems or options designed and manufactured by the Company, and a three-month labor warranty on components that have been purchased from other manufacturers and incorporated into the Company's test systems. Customers who desire longer term warranties may enter into maintenance contracts with LTX.

CUSTOMERS

     The Company's customers include many of the world's leading semiconductor manufacturers. The Company's major customers in fiscal 1994 include:

AT&T                            Philips
Hitachi                         Samsung
Intel                           SGS-Thomson
Motorola                        Silicon Systems
National Semiconductor          Sony

     Sales to these major customers accounted for approximately 58% of net sales in fiscal 1994. No single customer accounted for 10% or more of net sales in fiscal 1994. Sales to Intel accounted for approximately 16% and 22% of net sales in fiscal 1993 and 1992, respectively. Sales to National Semiconductor accounted for 10% of net sales in fiscal 1992.

ENGINEERING AND PRODUCT DEVELOPMENT

     The market for STE is characterized by rapid technological change. The Company believes that the timely introduction of new products and improvements to existing products are essential for the Company to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering and product development programs and seeks to maintain close relationships with its customers in order to be responsive to their product needs. The Company's expenditures for engineering and product development were $19,604,000, $19,744,000 and $21,943,000 during fiscal year 1994, 1993 and 1992, respectively.

MANUFACTURING AND SUPPLY

     LTX's principal manufacturing operations consist of component parts assembly, final assembly and testing at its manufacturing facilities in Westwood, Massachusetts and San Jose, California. The Company uses standard components and prefabricated parts manufactured to the Company's specifications. Most of the components for the Company's products are available from a number of different suppliers; however, certain components are purchased from a single supplier. Although LTX believes that all single-source components currently are available in adequate amounts, there can be no assurance that shortages will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

COMPETITION

     The STE industry is highly competitive, with many other domestic and foreign companies participating in the markets for each of the Company's products. The Company's major competitors in the market for digital test systems are Advantest Corporation (an affiliate of Fujitsu Limited), Schlumberger Limited and Teradyne, Inc. The Company's principal competitor for linear/mixed signal test systems is Teradyne, Inc. The Company's principal competitor for discrete component test systems is Tesec, Ltd. Most of the Company's major competitors are also suppliers of other types of automatic test equipment and have significantly greater financial and other resources than the Company.

     The Company principally competes on the basis of performance, reliability, customer service, applications support, price and ability to deliver its products on a timely basis. Although the Company believes that it competes favorably with respect to each of these factors, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and adversely affecting the Company's business and results of operations.

BACKLOG

     At July 31, 1994, the Company's backlog of unfilled orders for all products and services was $71.8 million, compared with $42.2 million at July 31, 1993. The Company expects to ship 90% of its July 31, 1994 backlog in fiscal 1995. While backlog is calculated on the basis of firm orders, no assurance can be given that customers will purchase the equipment subject to such orders. As a result, the Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

PROPRIETARY RIGHTS

     The development of the Company's products is largely based on proprietary information. The Company relies upon a combination of contract provisions, copyright, trademark and trade secret laws to protect its proprietary rights in products. It also has a policy of seeking patents on technology considered of particular strategic importance. Although the Company believes that the copyrights, trademarks and patents it owns are of value, the Company believes that they will not determine the Company's success, which depends principally upon its engineering, manufacturing, marketing and service skills. However, the Company intends to protect its rights when, in its view, these rights are infringed upon.

EXECUTIVE OFFICERS OF THE COMPANY

     The Executive Officers of the Company are as follows:

            EXECUTIVE OFFICER              AGE                     POSITION
            -----------------              ---                     --------
Roger W. Blethen.........................  43    President and Director
Martin S. Francis........................  48    President and Director
John J. Arcari...........................  49    Chief Financial Officer and Treasurer
Kenneth E. Daub..........................  58    Senior Vice President

     Executive officers are chosen by and serve at the discretion of the Board of Directors of the Company.

     Roger W. Blethen was elected a President of the Company in February 1994. Mr. Blethen has been a Director since 1980 and had been a Senior Vice President of the Company from 1985 until February 1994. Mr. Blethen was a founder of LTX and has served in a number of senior management positions with the Company since its formation in 1976.

     Martin S. Francis was elected a President of the Company in February 1994. Mr. Francis has been a Director since 1991 and had been responsible for International Sales and Support Activities of the Company from 1989 until 1991, as a Vice President, and from 1991 until 1994, as a Senior Vice President. Prior to 1989, Mr. Francis had held senior management positions in the Company's European and Japanese operations from the time that he joined LTX in 1982.

     John J. Arcari has been Chief Financial Officer and Treasurer of the Company since 1987. He had been Controller of LTX since joining the Company in 1981. Prior to joining LTX, Mr. Arcari spent ten years with the public accounting firm of Price Waterhouse as a certified public accountant.

     Kenneth E. Daub was appointed a Senior Vice President of the Company in 1991 and is responsible for North American and Pacific Rim sales. From the time he joined the Company in 1987 until 1991, Mr. Daub served as Vice President responsible for North American sales. Prior to joining the Company in 1987, Mr. Daub held various senior positions with Schlumberger Limited.

     At July 31, 1994, the Company had a total of 880 employees, including 219 in engineering and product development, 180 in service and customer support, 293 in manufacturing, and 188 in sales, marketing and administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are excellent.

ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. The Company does not anticipate that compliance with these laws and regulations will have a material effect on its capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

     All of the Company's facilities are leased. The Company maintains its headquarters in Westwood, Massachusetts, where corporate administration, sales and customer support and manufacturing and engineering for its linear/mixed signal products are located in two buildings that total 375,000 square feet. The leases of these two buildings expire in 2007 and 2010. Manufacturing and engineering for the Company's digital products are located in a 70,000 square foot facility in San Jose, California. The lease of this facility expires in 1999. The Company also leases seven sales and customer support offices at various locations in the United States totaling approximately 70,000 square feet. The Company is consolidating its facilities and is actively seeking to sub-lease a 208,000 square foot facility in Westwood, Massachusetts and a 42,000 square foot facility in San Jose, California.

     The Company's European headquarters is located in Woking, United Kingdom. The Company also maintains sales and customer support offices in facilities at four other locations in Europe. The manufacturing and engineering facilities for the Company's iPTest systems are located in Guildford, United Kingdom. The Company also maintains sales and customer support offices in six locations in the Far East. Office space leased in Europe and the Far East totals approximately 100,000 square feet.

     The headquarters of LTX Co., Ltd., the Company's joint venture with SMI, is located in Kawasaki, Japan. The joint venture also leases additional sales and customer support offices in four other locations in Japan. Office space leased in Japan totals approximately 15,000 square feet.

     The Company believes that its existing facilities are adequate to meet its current and foreseeable future requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no material pending legal proceedings other than routine litigation relating to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1994.

                                    PART II

ITEM 5. MARKET VALUE FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market under the symbol "LTXX." The following table sets forth the range of high and low sale prices per share of Common Stock, as reported by the National Association of Securities Dealers Automatic Quotation (NASDAQ) National Market System.

                                                                             HIGH     LOW
                                                                             ----     ---
    Fiscal 1994:
      First Quarter........................................................  $ 8 1/4  $ 4 3/4
      Second Quarter.......................................................    5 5/8    3 1/8
      Third Quarter........................................................    4 1/2    2
      Fourth Quarter.......................................................    3 3/4    2

    Fiscal 1993:
      First Quarter........................................................  $ 2 1/16 $ 1 3/8
      Second Quarter.......................................................    4 1/2    1 3/4
      Third Quarter........................................................    5 7/8    3 1/8
      Fourth Quarter.......................................................    6 1/2    4 5/8

     The Company has never paid cash dividends. It is the present policy of the Company's Board of Directors to retain earnings to finance expansion of the Company's operations. The Company does not expect to pay dividends in the foreseeable future.

     As of September 30, 1994, there were 1,482 stockholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth on page 5 of the registrant's 1994 Annual Report under the caption "Selected Financial Information Five Year Summary" is incorporated herein by reference. That information summarizes certain selected consolidated financial data and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The table below sets forth for the periods indicated certain items in the consolidated statement of operations as a percentage of net sales and the percentage changes of such items compared to the prior period.

                                                                                       PERCENTAGE
                                                                                        INCREASE
                                                                                       (DECREASE)
                                                     PERCENTAGE OF NET SALES        ---------------
                                                       YEAR ENDED JULY 31,          1994       1993
                                                   --------------------------       OVER       OVER
                                                   1994      1993        1992       1993       1992
                                                   ----      ----        ----       ----       ----
Net sales:
     Product..................................     86.6%      89.3%      90.1%      (5.6)%     14.9%
     Service..................................     13.4       10.7        9.9       22.1       25.7
                                                  -----      -----      -----
          Total net sales.....................    100.0      100.0      100.0       (2.7)      16.0
Cost of sales:
     Product..................................     61.9       59.0       64.4        2.1        6.2
     Service..................................      7.6        6.6        6.7       10.7       14.6
     Provision for excess inventories.........      2.1      --         --           N/M        N/M
                                                  -----      -----      -----
          Total cost of sales.................     71.6       65.6       71.1        6.1        7.0
                                                  -----      -----      -----
          Gross profit........................     28.4       34.4       28.9      (19.4)      38.1
Engineering and product development
  expenses....................................     11.6       11.5       14.7       (0.7)     (10.0)
Selling, general, administrative and other
  expenses....................................     25.1       23.8       27.9        2.9       (1.1)
Restructuring charges.........................      8.6      --           1.9        N/M        N/M
Translation losses............................    --           0.8      --           N/M        N/M
                                                  -----      -----      -----
          Loss from operations................    (16.9)      (1.7)     (15.6)       N/M      (87.6)
Interest expense, net.........................      2.3        2.3        2.3       (0.3)      13.0
                                                  -----      -----      -----
          Loss before income taxes and
            minority interest.................    (19.2)      (4.0)     (17.9)       N/M      (74.3)
Provision for income taxes....................    --         --         --           N/M        N/M
                                                  -----      -----      -----
          Loss before minority interest.......    (19.2)      (4.0)     (17.9)       N/M      (74.3)
Minority interest in net loss of subsidiary...      0.6        1.5        1.6      (62.0)       2.2
                                                  -----      -----      -----
          Net loss............................    (18.6)%     (2.5)%    (16.3)%      N/M      (82.2)
                                                  =====      =====      =====

- - - ---------------

N/M -- Not Meaningful

RESULTS OF OPERATIONS

  Fiscal 1994 Compared to Fiscal 1993

     Orders for the Company's products and services increased to $197.9 million in fiscal 1994, the highest level in the Company's history, from $182.1 million in fiscal 1993. The increase in orders was largely a result of expanding production capacity in the semiconductor industry and new product options offered by the Company, which created additional demand for the Company's test systems. Orders for the Company's linear and mixed signal products increased by over 60% in fiscal 1994 over fiscal 1993. This increase was partially offset by a decline in orders for the Company's digital product line in fiscal 1994, particularly for testing microprocessors, as compared to fiscal 1993. Geographically, orders from European and Japanese customers increased significantly year-to-year, while orders from customers in North America and the Pacific Rim were below the level of the prior fiscal year. At July 31, 1994, the Company had increased its backlog to a record $71.8 million, from $42.2 million at July 31, 1993.

     Net sales were $168.3 million in fiscal 1994 as compared to $172.9 million in fiscal 1993. Sales of the Company's linear and mixed signal products increased by over 30% in fiscal 1994 as compared to fiscal 1993, and service revenues increased by over 20% year-to-year. However, this improvement was offset by a reduction of over 30% in sales of the Company's digital product line in fiscal 1994 as compared to fiscal 1993. The decline in shipments of the Company's digital product line was due to lower demand from customers, particularly in North America, for testing microprocessor and other personal computer-related devices.

     The gross profit margin was 28.4% of net sales in fiscal 1994 as compared to 34.4% in fiscal 1993. In the second quarter of fiscal 1994, the Company recorded a $3.5 million provision for excess inventories primarily as a result of lower than anticipated shipment levels in the first half of fiscal 1994. This provision lowered the gross profit margin by 2.1% of net sales in fiscal 1994. In fiscal 1993, the gross profit margin was increased by 2.6% as a result of a $6.5 million payment made by Ando Electric Co., Ltd. ("Ando") under the terms of a development contract that was included in product sales. There was no similar contract revenue in fiscal 1994. The gross profit margin in fiscal 1994 was also adversely affected by proportionately higher fixed manufacturing costs on lower digital product sales and by lower average selling prices for the Company's digital products.

     Engineering and product development expenses were $19.6 million in fiscal 1994 as compared to $19.7 million in fiscal 1993. Engineering expenses in both fiscal 1994 and fiscal 1993 included significant development costs for the Company's new generation of digital products, the Delta 50 and Delta 100, as well as enhancements to the mixed signal product line.

     In February 1994, Graham Miller resigned as President of LTX and, since that date, has continued as Chairman of the Board of Directors of the Company. The Board of Directors formed an Office of the Presidents and elected Roger W. Blethen and Martin S. Francis as Presidents of LTX. This change in management structure was made to decentralize management and profitability responsibilities.

     In March 1994, the Company announced a major restructuring to properly size operations to its current level of business. The restructuring consisted of a planned consolidation of facilities, primarily involving the Company's leased facilities in Westwood, Massachusetts, and a workforce reduction of 100 employees. As a result of those decisions, the Company took a $14.4 million restructuring charge to its second quarter results of operations. The restructuring charge largely relates to the Company's plan to eliminate excess leased facilities and included amounts for severance payments and outplacement benefits for terminated employees. Largely as a result of the restructuring, engineering and product development expenses and selling, general and administrative expenses, combined, were $2.1 million lower in the fourth quarter of fiscal 1994 as compared to the second quarter of fiscal 1994.

     Although the initial effects of the restructuring benefited the second half of fiscal 1994, selling, general and administrative expenses were $1.2 million higher in fiscal 1994 as compared to fiscal 1993. This increase was primarily a result of personnel additions and higher costs for sales activities in the first half of fiscal 1994.

     Interest expense was $4.3 million in both fiscal 1994 and fiscal 1993. A decrease in interest expense in fiscal 1994 as a result of the conversion of the Company's 10 1/2% Convertible Subordinated Debenture Due 2010 to common stock in July 1993, was offset by an increase in interest expense on higher average bank borrowings in fiscal 1994.

     The Company's Japanese subsidiary had a net loss in fiscal 1994 and fiscal 1993. The minority interest in net loss of subsidiary represents the minority partner's share of the Company's Japanese subsidiary's loss in both years. The net loss in fiscal 1994 was reduced substantially from the prior fiscal year primarily as a result of an increase in sales and gross margin in fiscal 1994 over fiscal 1993.

     There was no tax provision in fiscal 1994 or fiscal 1993 due to the net loss in both years. The Company is in a net operating loss carryforward position in most tax jurisdictions.

     The Company had a net loss of $31.3 million in fiscal 1994 as compared to a net loss of $4.3 million in fiscal 1993. The Company reported a net loss of $1.6 million in the first quarter of fiscal 1994 and a net loss of $24.0 million in the second quarter of fiscal 1994, including the restructuring charge of $14.4 million and a provision for excess inventories of $3.5 million. The Company reduced its net loss to $4.3 million in the third quarter of fiscal 1994 and to $1.4 million in the fourth quarter of fiscal 1994 as a result of a combination of lower operating expenses from the restructuring effort initiated in March and an improvement in the Company's shipment level and gross profit margin.

  Fiscal 1993 Compared to Fiscal 1992

     The Company experienced a substantial increase in orders, primarily in the second half of fiscal 1993, over the prior fiscal year. Bookings rose 43% year-to-year from $127.4 million to $182.1 million. This improvement in orders resulted primarily from the favorable conditions in fiscal 1993 in the semiconductor industry, particularly for manufacturers of devices used in personal computers, that created increased demand for both the Company's linear/mixed signal and digital test systems. Comparative second half of fiscal
1993 and fiscal 1992 orders by product category were as follows:

                                                                   SECOND HALF OF
                                                                     FISCAL YEAR
                                                                 -------------------
                                                                 1993           1992
                                                                 ----           ----
                                                                     (DOLLARS IN
                                                                      MILLIONS)
          Digital.............................................  $ 53.1         $33.5
          Linear/mixed signal.................................    41.9          26.7
          Service.............................................     7.9           6.8
          Other...............................................     4.9           3.4
                                                                ------         -----
                                                                $107.8         $70.4
                                                                ======         =====

     Geographically, the Company's fiscal 1993 order levels improved significantly in the Pacific Rim other than Japan, with orders from domestic and European customers also posting solid gains. The improvement in the Pacific Rim other than Japan reflected both favorable conditions in fiscal 1993 for semiconductors used in personal computers and the continued transfer of semiconductor assembly and testing to that region. In Japan, orders for the Company's systems were at a low level throughout fiscal 1993 as a result of continuing weak business conditions in that country.

     Net sales rose to $172.9 million in fiscal 1993 as compared to $149.1 million in the prior fiscal year. The Company increased its backlog from $33.0 million at July 31, 1992 to $42.2 million at July 31, 1993. Net sales of the Company's digital products in fiscal 1993 increased 30% over the prior fiscal year. Although net sales of linear/mixed signal systems were down slightly year-to-year, the Company experienced significant growth in orders for these products in the second half of fiscal 1993. Virtually all of the net sales increase in fiscal 1993 reflected an increase in unit sales. Service revenues in fiscal 1993 increased 26% over the prior fiscal year to $18.5 million, reflecting the Company's service coverage of its growing base of installed equipment.

     The gross profit margin in fiscal 1993 was 34.4% of net sales as compared to 28.9% in fiscal 1992. The majority of the improvement in gross profit margin (2.9%) was the result of higher service revenues, better coverage of fixed manufacturing costs and lower provisions for excess inventories in fiscal 1993, as compared to the prior fiscal year. These improvements were partially offset by lower average selling prices for the Company's digital products in fiscal 1993, primarily as a result of changes in product mix. The balance of the improvement (2.6%) resulted from a $6.5 million payment made by Ando under the terms of a development contract that was included in North American product sales.

     Engineering and product development expenses were $19.7 million in fiscal 1993 as compared to $21.9 million in fiscal 1992 because of cost reduction measures initiated in fiscal 1992. Expenses in both years included substantial development costs relating to the Delta 100 and Delta 50 generation of test systems, enVision test system software and significant enhancements to the Synchro product line. The Delta 50 efforts were partially funded in fiscal 1993 by the Ando development contract.

     Selling, general and administrative expenses were $0.4 million lower in fiscal 1993 as compared to fiscal 1992. The lower level of expenses in the current year were primarily a result of cost reduction measures taken in fiscal 1992. This reduction was partially offset by an increase in selling expenses associated with the higher level of net sales in fiscal 1993 over fiscal 1992.

     The Company incurred a translation loss of $1.5 million in fiscal 1993. The loss was a result of the adverse effect of exchange rates on the Company's foreign operations, primarily in Japan.

     In fiscal 1992, the Company took a $2.8 million charge for severance and restructuring costs associated with the cost reduction measures initiated in that fiscal year. There was no provision for severance and restructuring charged to operations in fiscal 1993.

     Interest expense rose slightly in fiscal 1993, primarily due to higher average bank borrowings. In addition, interest income was lower year-to-year as a result of a decline in average cash balances and lower interest rates.

     The minority interest in net loss of subsidiary of $2.6 million represents the minority partner's share of the Company's Japanese subsidiary's loss for fiscal 1993. While the minority partner's original investment in the Company's Japanese subsidiary was consumed in fiscal 1993, the minority partner made an additional contribution in fiscal 1993 in the form of guarantees of a portion of the subsidiary's bank lines.

     There was no tax provision in fiscal 1993 or fiscal 1992 as the Company operated at a loss and is in a net operating loss carryforward position in most tax jurisdictions.

     The Company made steady quarter-to-quarter improvement in its results of operations in fiscal 1993, starting with a net loss of $2.8 million in the first quarter and ending with net income of $1.0 million in the fourth quarter. For the fiscal year, the Company had a net loss of $4.3 million as compared to a net loss of $24.3 million in fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and equivalents were $17.2 million and $21.7 million at July 31, 1994 and July 31, 1993, respectively. The $4.5 million decrease in cash and equivalents during fiscal 1994 was a result of $17.5 million in net cash used in operating activities, $12.7 million of net cash used for property and equipment expenditures and $25.7 million of net cash provided by financing activities.

     The Company used $17.5 million in cash for operating activities in fiscal 1994, primarily as a result of the net loss for the fiscal year, before non-cash restructuring charges and the provision for excess inventories. The Company sold $1.7 million and $5.1 million of accounts receivable to its domestic bank, without recourse, under factoring agreements at July 31, 1994 and July 31, 1993, respectively. Excluding these transactions, accounts receivable were $5.1 million lower at July 31, 1994 as compared to July 31, 1993. This reduction is primarily a result of the lower level of sales in the fourth quarter of fiscal 1994 as compared to the fourth quarter of the prior year. Inventories were lowered by $2.5 million in fiscal 1994 as a result of the provision for excess inventories of $3.5 million, together with lower inventory purchases in the second half of fiscal 1994 as compared to the second half of the prior year. However, these inventory reductions were partially offset by an increase in inventories during fiscal 1994 for the Company's new generation of digital test systems which the Company plans to deliver in fiscal 1995. Accounts payable were reduced by $11.4 million in fiscal 1994 primarily as a result of the lower level of inventory purchases in the second half of fiscal 1994 as compared to the second half of fiscal 1993. At July 31, 1994, the Company had $11.7 million in accrued restructuring charges which were primarily related to the provision for excess leased facilities. Cash outflows for severance payments were $1.0 million during fiscal 1994 and are estimated to be $0.9 million thereafter. Cash outflows related to excess leased facilities were $1.7 million during fiscal 1994 and are estimated to be $10.8 million thereafter. The Company is actively seeking to sub-lease these facilities. Finalization of sub-leasing arrangements may change the reserves provided and related cash flows.

     Additions to property and equipment in fiscal 1994 were $12.7 million and exceeded depreciation charges in fiscal 1994 of $9.2 million. The capital equipment additions consisted primarily of LTX test systems and modules for engineering and customer support requirements. The Company financed $3.5 million of the capital equipment additions with lease financing during fiscal 1994.

     In July 1994, the Company received $20.0 million from Ando under a term loan agreement through July 2001. The loan bears interest at 8%, which is payable semi-annually beginning in January 1995, and has semi-annual principal payments of $2.0 million beginning in January 1997. The loan is secured by the Company's inventories and capital equipment and is subordinated in right of payment to senior indebtedness of the Company. In conjunction with this loan agreement, the Company issued to Ando a warrant to purchase up to 2.0 million shares of common stock, at the fair market value of $2.31 per share, during the term of the loan agreement. The Company also expanded its existing license and development agreement with Ando to allow for further joint development of the Company's Delta 50 technology. Proceeds from the loan were used to repay domestic bank borrowings and to finance working capital requirements.

     At July 31, 1994, the Company's Japanese subsidiary had bank borrowings of $6.9 million as compared to $9.9 million in borrowings at July 31, 1993. These bank borrowings are on demand and are guaranteed by the Company's minority partner in the Japanese subsidiary. The Company's Japanese subsidiary also had an unused demand bank line of $2.0 million available at July 31, 1994 which is guaranteed by the Company.

     At July 31, 1994 and July 31, 1993, the Company had no borrowings outstanding under its $5.0 million domestic bank line. This bank line was amended in June 1994 and the financial covenants under this line were restructured. On October 6, 1994, this line was replaced with a $5.0 million line which extends through December 1995. The new line bears interest at the bank's prime rate plus 1% and is secured by accounts receivable and inventories.

     In January 1994, the Company received $4.0 million from the sale of 972,000 shares of its common stock to several private investors. The Company used the proceeds from this sale for working capital requirements. In the third quarter of fiscal 1993, the Company received $9.8 million from the sale of 2,458,000 shares of its common stock to a private investor.

     The Company has two issues of convertible subordinated debentures outstanding at July 31, 1994: $15.7 million (face amount) of 13 1/2% Convertible Subordinated Debentures Due 2011 and $7.3 million of 7 1/4% Convertible Subordinated Debentures Due 2011. Interest is payable on these debentures semi-annually. Annual sinking fund payments of $785,000 and $366,000, respectively, are due on these two debenture issues beginning in April 1996.

     In fiscal 1993, the Company's operating activities provided $4.8 million in cash. Financing activities provided $13.0 million in cash in fiscal 1993, including $9.8 million from the sale of common stock. The Company used $7.8 million in cash for capital equipment expenditures in fiscal 1993. In fiscal 1992, the Company used $12.4 million in cash for operating activities, primarily as a result of the net loss for the fiscal year before non-cash depreciation charges. The Company used $7.6 million in cash for capital equipment expenditures and additional bank borrowings provided $5.1 million in cash in fiscal 1992.

     Inflation during the years presented did not have any significant effects on the operations of the Company. The Company attempts to mitigate inflationary cost increases by continuing improvements in operating efficiency through improved methods and technologies.

     Management believes the Company has sufficient cash resources to meet its fiscal 1995 requirements through a combination of existing cash balances, future cash flows from operations and borrowing availability under its domestic and Japanese bank lines of credit. The Company's fiscal 1995 cash requirements include plans for capital equipment expenditures of approximately $8.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of LTX Corporation:

     We have audited the accompanying consolidated balance sheets of LTX Corporation and subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LTX Corporation and subsidiaries as of July 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1994, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed on page 28 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP
Boston, Massachusetts
September 13, 1994
  (Except with respect
  to the matter discussed
  in Note 4, as to which the
  date is October 6, 1994)




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into LTX's previously filed registration statements on Form S-8 (File No. 2-77475, File No. 2-90698, File No. 33-7018, File No. 33-14179, File No. 33-32140, File No. 33-32141, File No.
33-33614, File No. 33-38675, File No. 33-51683 and File No. 33-51685).

                                              ARTHUR ANDERSEN LLP
Boston, Massachusetts
October 14, 1994

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED JULY 31
                                                      ------------------------------------------
                                                        1994             1993             1992
                                                      --------         --------         --------
Net sales:
     Product.......................................   $145,688         $154,392         $134,353
     Service.......................................     22,638           18,540           14,753
                                                      --------         --------         --------
          Total net sales..........................    168,326          172,932          149,106
Cost of sales:
     Product.......................................    104,189          102,005           96,024
     Service.......................................     12,750           11,521           10,050
     Provision for excess inventories..............      3,500            --               --
                                                      --------         --------         --------
          Total cost of sales......................    120,439          113,526          106,074
                                                      --------         --------         --------
          Gross profit.............................     47,887           59,406           43,032
Engineering and product development expenses.......     19,604           19,744           21,943
Selling, general and administrative expenses.......     42,308           41,080           41,529
Restructuring charges..............................     14,376            --               2,800
Translation losses.................................      --               1,468            --
                                                      --------         --------         --------
          Loss from operations.....................    (28,401)          (2,886)         (23,240)
Other income (expense):
     Interest expense..............................     (4,286)          (4,277)          (3,968)
     Interest income...............................        412              298              448
                                                      --------         --------         --------
          Loss before income taxes and minority
            interest...............................    (32,275)          (6,865)         (26,760)
Provision for income taxes.........................      --               --               --
                                                      --------         --------         --------
          Loss before minority interest............    (32,275)          (6,865)         (26,760)
Minority interest in net loss of subsidiary........        971            2,556            2,500
                                                      --------         --------         --------
          Net loss.................................   $(31,304)        $ (4,309)        $(24,260)
                                                      ========         ========         ========
Net loss per share:
     Primary and fully diluted.....................   $  (1.23)        $  (0.20)        $  (1.22)
Weighted average shares:
     Primary and fully diluted.....................     25,485           21,089           19,888

The accompanying notes are an integral part of these consolidated financial statements.


                                LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               JULY 31
                                                                       -----------------------
                                                                         1994           1993
                                                                       --------       --------
                                            ASSETS
Current assets:
     Cash and equivalents...........................................   $ 17,226       $ 21,725
     Accounts receivable, less allowances of $700 and $700..........     33,323         34,953
     Inventories....................................................     42,672         45,180
     Other current assets...........................................      3,848          4,116
                                                                       --------       --------
               Total current assets.................................     97,069        105,974
                                                                       --------       --------
     Property and equipment, net....................................     28,946         28,258
     Other assets...................................................      4,621          4,025
                                                                       --------       --------
                                                                       $130,636       $138,257
                                                                       ========       ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable..................................................   $  6,870       $  9,933
     Current portion of long-term liabilities.......................        437            114
     Accounts payable...............................................     15,545         26,924
     Accrued compensation...........................................      2,512          2,579
     Unearned service revenues and customer advances................      3,867          4,671
     Restructuring charges..........................................     11,710          --
     Other accrued expenses.........................................      7,275          6,129
                                                                       --------       --------
               Total current liabilities............................     48,216         50,350
                                                                       --------       --------
Long-term liabilities, less current portion.........................     21,204          1,060
Convertible subordinated debentures.................................     20,195         19,943
Deferred compensation...............................................        428            428
Stockholders' equity:
     Common stock, $0.05 par value:
          100,000,000 shares authorized; 26,223,942 shares and
          24,716,370 shares issued and outstanding..................      1,311          1,236
     Additional paid-in capital.....................................    117,457        112,111
     Accumulated deficit............................................    (78,175)       (46,871)
                                                                       --------       --------
               Total stockholders' equity...........................     40,593         66,476
                                                                       --------       --------
                                                                       $130,636       $138,257
                                                                       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.


                                LTX CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK        ADDITIONAL                  TOTAL
                                        --------------------     PAID-IN    ACCUMULATED  STOCKHOLDERS'
                                         SHARES       AMOUNT     CAPITAL      DEFICIT      EQUITY
                                        ---------     ------    ----------  -----------  ------------
BALANCE, JULY 31, 1991...............   19,790,671    $  989     $ 94,106     $(18,302)    $76,793

Exercise of stock options............       54,274         3           83                       86

Issuance of shares under employees'
  stock purchase plan................      249,828        13          452                      465

Net loss.............................                                          (24,260)    (24,260)
                                        ----------    ------     --------     --------     -------
BALANCE, JULY 31, 1992...............   20,094,773     1,005       94,641      (42,562)     53,084

Sale of common stock.................    2,458,000       123        9,709                    9,832

Exercise of stock options............      408,695        20          845                      865

Issuance of shares under employees'
  stock purchase plan................      254,902        13          616                      629

Conversion of 10 1/2% Convertible
  Subordinated Debenture Due 2010....    1,500,000        75        6,300                    6,375

Net loss.............................                                           (4,309)     (4,309)
                                        ----------    ------     --------     --------     -------
BALANCE, JULY 31, 1993...............   24,716,370     1,236      112,111      (46,871)     66,476

Sale of common stock.................      971,515        48        3,959                    4,007

Exercise of stock options............      255,285        13          538                      551

Issuance of shares under employees'
  stock purchase plan................      280,772        14          849                      863

Net loss.............................                                          (31,304)    (31,304)
                                        ----------    ------     --------     --------     -------
BALANCE, JULY 31, 1994...............   26,223,942    $1,311     $117,457     $(78,175)    $40,593
                                        ==========    ======     ========     ========     =======

The accompanying notes are an integral part of these consolidated financial statements.


                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED JULY 31
                                                                -------------------------------
                                                                  1994        1993       1992
                                                                --------    --------    -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss....................................................  $(31,304)   $ (4,309)   $(24,260)
     Add (deduct) non-cash items:
       Minority interest in subsidiary........................      (971)     (2,556)    (2,500)
       Depreciation and amortization..........................     9,158       9,159      9,422
       Original issue discount amortization...................       252         262        262

  (Increase) decrease in:
       Accounts receivable....................................     1,630      (4,946)     8,863
       Inventories............................................     2,508      (5,027)     2,526
       Other current assets...................................       268         538       (663)
       Other assets...........................................       375        (540)      (250)

  Increase (decrease) in:
       Accounts payable.......................................   (11,379)     14,655     (7,760)
       Accrued expenses, compensation and restructuring
          charges.............................................    12,789         366     (1,666)
       Unearned service revenues and customer advances........      (804)     (2,797)     3,604
                                                                --------    --------    -------
     Net cash provided by (used in) operating activities......   (17,478)      4,805    (12,422)
                                                                --------    --------    -------
CASH USED IN INVESTING ACTIVITIES:
     Expenditures for property and equipment..................   (12,687)     (7,797)    (7,622)
                                                                --------    --------    -------
     Net cash used in investing activities....................   (12,687)     (7,797)    (7,622)
                                                                --------    --------    -------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from stock plans:
     Employees' stock purchase plan...........................       863         629        465
     Exercise of stock options................................       551         865         86
  Sale of common stock........................................     4,007       9,832      --
  Increase (decrease) in notes payable........................    (3,063)      1,240      5,096
  Proceeds from sale and leaseback of equipment...............     3,483       1,142        575
  Payments of long-term debt..................................      (175)       (705)      (447)
  Proceeds from long-term debt................................    20,000       --         --
                                                                --------    --------    -------
  Net cash provided by financing activities...................    25,666      13,003      5,775
                                                                --------    --------    -------
Net increase (decrease) in cash and equivalents...............    (4,499)     10,011    (14,269)
Cash and equivalents at beginning of year.....................    21,725      11,714     25,983
                                                                --------    --------    -------
Cash and equivalents at end of year...........................  $ 17,226    $ 21,725    $11,714
                                                                ========    ========    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest.................................................  $  4,237    $  4,390    $ 3,979
     Income taxes.............................................     --          --           162

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Conversion of convertible subordinated debenture to common
     stock (See Note 6).......................................     --       $  6,375      --

The accompanying notes are an integral part of these consolidated financial statements.

                                LTX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic subsidiaries and wholly-owned and majority-owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Minority interest in net loss of subsidiary represents the minority shareholder's proportionate share of the results of operations of the Company's majority-owned Japanese subsidiary (see Note 12).

  Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No.
52. The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses are included in the results of operations.

  Cash Equivalents

     Cash equivalents consist of short-term investments with maturity dates of one month or less and which are readily convertible into cash.

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method, and include material, labor and manufacturing overhead.

  Property and Equipment

     Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts which are sufficient to amortize the cost of the assets over their estimated useful lives.

  Revenue Recognition

     Revenue from product sales is recognized at the time of shipment. Service revenues are recognized over the applicable contractual periods or as services are performed. Revenues from engineering contracts are recognized over the contract period on a percentage of completion basis.

  Warranty Costs

     Warranty costs incurred by the Company during the three years ended July 31, 1994 were not significant. Future warranty costs are not expected to be significant, and therefore, the Company has not provided any warranty reserves.

  Engineering and Product Development Costs

     The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards No. 86, relating to certain software development costs, were insignificant.

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Income Taxes

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal 1994. The change in accounting principles was not material to the results of operations for the years ended July 31, 1994, 1993 or 1992.

     Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries in the past since it reinvested those earnings. At July 31, 1994, the Company's foreign subsidiaries had accumulated deficits.

  Net Loss per Share

     Net loss per share is based on the weighted average number of shares of common stock outstanding only, as the inclusion of common stock equivalents would be anti-dilutive. Common stock equivalents include shares issuable under stock option plans and warrants to purchase shares. None of the Company's Convertible Subordinated Debentures are common stock equivalents.

2.  INVENTORIES

     Inventories consist of the following:

                                                                   JULY 31
                                                          -------------------------
                                                             1994           1993
                                                          ----------     ----------
          Raw materials.................................  $12,075,000    $11,694,000
          Work-in-process...............................   18,810,000     23,859,000
          Finished goods................................   11,787,000      9,627,000
                                                          -----------    -----------
                                                          $42,672,000    $45,180,000
                                                          ===========    ===========

3.  PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                          JULY 31              DEPRECIABLE
                                                 -------------------------       LIFE IN
                                                    1994           1993           YEARS
                                                 ----------     ----------     ------------
     Machinery and equipment...................  $68,365,000    $67,060,000         5
     Office furniture and equipment............    3,917,000      7,910,000         3-7
     Leasehold improvements....................    7,297,000      7,486,000      10 or term
                                                                                 of lease
                                                 -----------    -----------
                                                  79,579,000     82,456,000
     Less: accumulated depreciation and
       amortization............................  (50,633,000)   (54,198,000)
                                                 -----------    -----------
                                                 $28,946,000    $28,258,000
                                                 ===========    ===========

4.  NOTES PAYABLE

     The Company's Japanese subsidiary had borrowings outstanding of $6,870,000 at July 31, 1994 under demand bank lines of credit of $7,000,000, which are guaranteed by the Company's minority partner in Japan. The Company's Japanese subsidiary also had an unused demand bank line of $2,000,000 at July 31, 1994, which is guaranteed by the Company. At July 31, 1993, the Company's Japanese subsidiary had borrowings outstanding of $9,933,000 under demand bank lines of credit.

     The Company had no borrowings outstanding under a $5,000,000 domestic bank line at July 31, 1994 and July 31, 1993. This line was available to finance certain designated foreign receivables and designated export

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

inventories of the Company and was guaranteed by the Export-Import Bank of the United States. This line was amended in June 1994 and the financial covenants under this line were restructured. On October 6, 1994, this line was replaced with a new $5,000,000 line of credit which matures in December 1995 and which requires no guarantees. The new line bears interest at the bank's prime rate plus 1%. Borrowing availability under the line is on a formula basis and borrowings are secured by accounts receivable and inventories. The line of credit has financial covenants which largely relate to results of operations and a minimum level of liquidity.

5.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following:

                                                                 JULY 31
                                                      -----------------------------
                                                         1994               1993
                                                      ----------          ---------
          Subordinated note payable
            with interest at 8%...................    $20,000,000         $  --
          Lease purchase obligations at various
            interest rates, net of deferred
            interest..............................      1,641,000          1,174,000
                                                      -----------         ----------
                                                       21,641,000          1,174,000
          Less -- current portion.................       (437,000)          (114,000)
                                                      -----------         ----------
                                                      $21,204,000         $1,060,000
                                                      ===========         ==========

     In July 1994, the Company received $20,000,000 from Ando Electric Co., Ltd. of Japan ("Ando") under a long-term loan agreement which extends through July 2001. The loan bears interest at 8%, which is payable semi-annually beginning in January 1995 and has semi-annual principal payments of $2,000,000 beginning in January 1997. The loan is secured by the Company's inventories and capital equipment and is subordinated in right of payment to senior indebtedness of the Company. In connection with this loan agreement, the Company issued to Ando a warrant to purchase up to 2,000,000 shares of common stock during the term of the loan agreement. (See Note 8). The Company also expanded its existing license and development agreement with Ando to allow for further joint development of the Company's Delta 50 technology. Proceeds from the loan were used to repay domestic bank borrowings and to finance working capital requirements.

6.  CONVERTIBLE SUBORDINATED DEBENTURES

     Convertible subordinated debentures consist of:

                                                                  JULY 31
                                                       -----------------------------
                                                          1994               1993
                                                       ----------         ----------
          13 1/2% Debentures Due 2011................  $12,887,000        $12,625,000
           7 1/4% Debentures Due 2011................    7,308,000          7,318,000
                                                       -----------        -----------
                                                       $20,195,000        $19,943,000
                                                       ===========        ===========

     On July 31, 1990, the Company exchanged $27,532,000 of its original issue of $35,000,000 of 7 1/4% Convertible Subordinated Debentures Due 2011 for $15,693,000 at par value of a new issue of 13 1/2% Convertible Subordinated Debentures Due 2011. The debentures were issued at a value of $11,839,000, the market value of the securities on the date of the exchange. The resulting original issue discount of $3,854,000 is being charged to operations through 2011. The debentures are subordinated in right of payment to senior indebtedness and are convertible by the holders into common stock at $7.00 per share at any time prior to redemption. The debentures are redeemable at the Company's option, in whole or in part, at 100% of the principal amount. Holders of the debentures have the right to require the Company to redeem the debentures if, prior to April 15, 2000, a change in control of the Company occurs. Annual sinking fund payments of $785,000 are required beginning April 15, 1996. Interest is payable semi-annually on April 15 and October 15.

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In April 25, 1986, the Company issued and sold at par $35,000,000 of 7 1/4% Convertible Subordinated Debentures Due 2011. A total of $7,308,000 of the original issue of $35,000,000 of 7 1/4% Convertible Subordinated Debentures remain outstanding on July 31, 1994. The debentures are subordinated in right of payment to senior indebtedness and are convertible by the holders into common stock at $18 per share at any time prior to redemption or maturity. The debentures are redeemable at the Company's option at any time, in whole or in part, at 100% of the principal amount. Annual sinking fund payments of $366,000 are required beginning April 15, 1996. Interest is payable semi-annually on April 15 and October 15.

     On July 30, 1993, Sumitomo Metal Industries, Ltd. of Japan converted its $6,375,000 10 1/2% Convertible Subordinated Debenture Due 2010 into 1,500,000 shares of common stock of the Company. The Company had issued the debenture to Sumitomo Metal Industries, Ltd. in May 1990 (see Note 12).

7.  INCOME TAXES

     At July 31, 1994, the Company had $4,575,000 of federal tax credits available for carryforward, which expire in fiscal years 1998 through 2004. In addition, the Company had a federal net operating loss carryforward available of $29,600,000 which expires in fiscal years 2007 through 2009.

     Reconciliations of the U.S. federal statutory rate to the Company's effective tax rate are as follows:

                                                                   YEAR ENDED JULY 31
                                                              -----------------------------
                                                              1994        1993        1992
                                                              -----       -----       -----
     U.S. federal statutory rate............................  (34.0)%     (34.0)%     (34.0)%
     Losses without current tax benefit.....................   34.0        34.0        34.0
                                                              -----       -----       -----
     Effective tax rate.....................................    0.0%        0.0%        0.0%
                                                              =====       =====       =====

     The temporary differences and carryforwards which created the deferred tax assets and liabilities as of July 31, 1994 and July 31, 1993 are as follows:

                                                                         JULY 31
                                                                  ---------------------
                                                                  1994             1993
                                                                  ----             ----
    Deferred tax assets:
    Net operating losses....................................  $ 10,360,000     $  2,625,000
    Tax credits.............................................     4,575,000        4,309,000
    Inventory valuation reserves............................     4,426,000        3,418,000
    Restructuring charges...................................     4,099,000                0
    Spares amortization.....................................     2,761,000        2,413,000
    Unearned service revenues...............................       949,000        1,332,000
    Other...................................................       720,000          862,000
                                                              ------------     ------------
      Total deferred tax assets.............................    27,890,000       14,959,000
    Valuation allowance.....................................   (26,375,000)     (13,302,000)
                                                              ------------     ------------
      Net deferred tax assets...............................  $  1,515,000     $  1,657,000
                                                              ============     ============
    Deferred tax liabilities:
    Depreciation............................................  $   (243,000)    $   (266,000)
    Basis difference -- debenture exchange..................      (807,000)        (899,000)
    Other...................................................      (465,000)        (492,000)
                                                              ------------     ------------
      Total deferred tax liabilities........................  $ (1,515,000)    $ (1,657,000)
                                                              ============     ============
      Net deferred taxes recorded...........................  $         --     $         --
                                                              ============     ============

     The valuation allowance relates to uncertainty surrounding the realization of the deferred tax assets as a result of the Company's operating losses.

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  STOCKHOLDERS' EQUITY

  Authorized Shares

     At the Company's Annual Meeting of Stockholders in December 1993, the stockholders approved an increase in the Company's authorized common stock from 50,000,000 shares to 100,000,000 shares.

  Stock Option Plans

     The Company has three stock option plans: the 1990 Incentive Stock Option Plan ("1990 I.S.O. Plan"), the 1984 Stock Option Plan for LTX (Europe) Ltd. ("U.K. Plan") and the 1983 Non-Qualified Stock Option Plan ("Non-Qualified Plan").

     The 1990 I.S.O. Plan and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value on the date of grant. Options under both plans are exercisable over a three-year vesting period beginning one year from the date of grant. In December 1993, the stockholders of the Company approved an increase to the number of shares of common stock that may be granted under the 1990 I.S.O. Plan, through October 2000, from 1,000,000 shares to 1,500,000 shares. At July 31, 1994, options to purchase 1,119,818 shares had been granted, and 380,182 shares were subject to future grant under the 1990 I.S.O. Plan. At July 31, 1994, options to purchase 108,800 shares had been granted, and 41,200 shares were subject to future grant under the U.K. Plan.

     The Non-Qualified Plan provides for the granting of options to key employees, directors and advisors of the Company to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. At July 31, 1994, options to purchase 731,820 shares had been granted, and 118,180 shares were subject to future grant under this plan.

     The following table summarizes stock option activity for the three years ended July 31, 1994:

                                                                                   RANGE OF
                                                                                    OPTION
                                                                     SHARES         PRICES
                                                                    --------     ------------
Outstanding at July 31, 1991....................................    1,732,525    $0.50 - $6.88
     Granted....................................................      546,000     0.05 -  2.38
     Exercised..................................................      (54,274)    0.50 -  2.50
     Terminated.................................................     (128,223)    1.88 -  3.75
                                                                    ---------
Outstanding at July 31, 1992....................................    2,096,028     0.05 -  6.88
     Granted....................................................      569,000     0.05 -  1.88
     Exercised..................................................     (408,695)    0.50 -  3.75
     Terminated.................................................     (143,895)    1.88 -  3.75
                                                                    ---------
Outstanding at July 31, 1993....................................    2,112,438     0.05 -  6.88
     Granted....................................................      398,000     0.05 -  3.94
     Exercised..................................................     (255,285)    0.05 -  3.75
     Terminated.................................................      (71,814)    1.75 -  3.75
                                                                    ---------
Outstanding at July 31, 1994....................................    2,183,339     0.05 -  6.88
                                                                    =========

     Of the total options outstanding at July 31, 1994, 1,451,473 shares were exercisable and 32,500 shares were at the option price of $0.05 per share.

  Warrants

     In July 1994, in connection with a term loan agreement, the Company issued to Ando Electric Co., Ltd. a warrant to purchase up to 2,000,000 shares of common stock, at the fair market value of $2.31 per share, during the term of the loan agreement (see Note 5). At July 31, 1994, the total warrant was outstanding.

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Employees' Stock Purchase Plan

     In December 1993, the stockholders of the Company approved the adoption of the 1993 Employees' Stock Purchase Plan, which replaced the 1983 Employees' Stock Purchase Plan which expired in December 1993. Under this plan, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The plan limits the number of shares which can be issued for any semi-annual plan period to 150,000 shares and, over the term of the plan, the Company may issue up to 600,000 shares. Under the plan, 280,772 shares were issued in fiscal 1994 and 319,228 shares were available for future issuance under this plan at July 31, 1994.

  Rights Agreement

     The Board of Directors of the Company adopted a Rights Agreement, dated as of May 11, 1989, between the Company and The First National Bank of Boston, as rights agent (the "Rights Agreement") and in connection therewith, distributed one common share purchase right for each outstanding share of common stock. The rights will become exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer that would result in ownership of 30% or more of the common stock. Initially, each right will entitle a stockholder to buy one share of common stock of the Company at a purchase price of $30.00 per share, subject to significant adjustment depending upon the occurrence thereafter of certain events. Before any person or group has acquired 20% or more of the common stock of the Company, the rights are redeemable by the Board of Directors at $0.01 per right. The rights will expire on May 11, 1999, unless redeemed by the Company prior to that date.

9.  RETIREMENT PLAN

     The Company's retirement plan provides for an annual discretionary contribution by the Company from current or accumulated profits of an amount not to exceed 5% of the eligible compensation of the participants in the plan. Amounts are allocated to the accounts of the participants based on their compensation and years of service and are subject to certain vesting provisions. No contribution was made in fiscal 1994, 1993 or 1992. Eligible employees may also make voluntary contributions to the plan through a salary reduction contract up to the statutory limit or 15% of their annual compensation.

10.  GEOGRAPHIC AREA INFORMATION

     The Company's operations by geographic segment for the three years ended
July 31, 1994 are summarized as follows:

                                                                YEAR ENDED JULY 31
                                                     -----------------------------------------
                                                        1994           1993           1992
                                                     -----------    -----------    -----------
Sales to unaffiliated customers
     North America.................................  $ 65,240,000   $ 91,248,000   $ 85,030,000
     Europe........................................    24,423,000     20,744,000     20,704,000
     Japan.........................................    21,106,000      9,447,000     14,984,000
     Rest of world (principally Pacific Rim).......    57,557,000     51,493,000     28,388,000
                                                     ------------   ------------   ------------
          Total sales to unaffiliated customers....  $168,326,000   $172,932,000   $149,106,000
                                                     ============   ============   ============
Transfers between geographic areas
     United States.................................  $ 67,225,000   $ 51,003,000   $ 27,211,000
     Europe........................................     7,751,000      5,857,000      5,391,000
     Japan.........................................       364,000        142,000        865,000
                                                     ------------   ------------   ------------
          Total transfers between geographic
            areas..................................  $ 75,340,000   $ 57,002,000   $ 33,467,000
                                                     ============   ============   ============

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                YEAR ENDED JULY 31
                                                     -----------------------------------------
                                                        1994           1993           1992
                                                     -----------    -----------    -----------
Income (loss) from operations
     United States.................................  $(25,991,000)  $  2,288,000   $(17,728,000)
     Europe........................................      (613,000)      (212,000)    (1,030,000)
     Japan.........................................    (1,892,000)    (5,717,000)    (4,678,000)
     Eliminations..................................        95,000        755,000        196,000
                                                     ------------   ------------   ------------
          Total income (loss) from operations......  $(28,401,000)  $ (2,886,000)  $(23,240,000)
                                                     ============   ============   ============
Identifiable assets
     United States.................................  $124,029,000   $135,962,000   $112,765,000
     Europe........................................    20,730,000      9,382,000     13,302,000
     Japan.........................................    13,180,000     12,428,000     14,369,000
     Eliminations..................................   (27,303,000)   (19,515,000)   (22,152,000)
                                                     ------------   ------------    -----------
          Total identifiable assets................  $130,636,000   $138,257,000   $118,284,000
                                                     ============   ============   ============

     Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary's sale and support efforts.

     The Company incurred translation losses, from foreign currency remeasurement, of $1,468,000, primarily in Japan, in fiscal 1993. Transaction gains or losses were not significant in fiscal 1993. Translation and transaction gains or losses were not significant in fiscal 1994 or fiscal 1992.

11.  COMMITMENTS

     The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under non-cancelable leases at July 31, 1994 are as follows:

                                                                         TOTAL         TOTAL
                                               REAL                    OPERATING      CAPITAL
                                              ESTATE      EQUIPMENT      LEASES       LEASES
                                            ----------    ---------    ----------    ---------
Year ended July 31,
     1995................................   $6,813,000    $2,146,000   $ 8,959,000   $  581,000
     1996................................    5,876,000     1,826,000     7,702,000      461,000
     1997................................    5,741,000       659,000     6,400,000      220,000
     1998................................    5,817,000       243,000     6,060,000      220,000
     1999................................    5,290,000        14,000     5,304,000      220,000
     2000 and thereafter.................   38,334,000         --       38,334,000      149,000
                                           -----------    ----------   -----------    ---------
Total minimum lease payments.............  $67,871,000    $4,888,000   $72,759,000   $1,851,000
                                            ==========    ==========   ===========
Less: amount representing interest.......                                              (210,000)
                                                                                     ----------
Present value of total capital leases....                                            $1,641,000
                                                                                     ==========

     Total rental expense for fiscal 1994, 1993 and 1992 was $9,849,000, $10,822,000 and $11,295,000, respectively.

     As a result of the Company's restructuring in fiscal 1994, certain leased facilities have been considered excess. At July 31, 1994, the Company had accrued $8,200,000, which is included in restructuring charges on the accompanying balance sheet, relating to the lease commitments on these facilities.

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  JOINT VENTURE AGREEMENT

     In May 1990, the Company completed a joint venture agreement with Sumitomo Metal Industries, Ltd. ("SMI") of Japan to manufacture, sell and support the Company's semiconductor test equipment products in Japan. Under this joint agreement, SMI acquired 235,000 newly issued shares of the Company's Japanese subsidiary for $12,000,000 and the Company invested an additional $4,000,000 in the subsidiary. As a result, 50.5% of the shares of the Japanese company are owned by LTX and 49.5% are owned by SMI. As part of the joint venture agreement, the Company has licensed certain of its test technology to the joint venture, and will receive royalties should its products be manufactured by the joint venture. SMI also purchased 1,500,000 shares of the Company's common stock for $5,625,000 and purchased a $6,375,000 convertible debenture that was converted into common stock in July 1993 (see Note 6).

     At July 31, 1994, other assets include a minority interest receivable from SMI of $2,320,000 which arose as a result of cumulative losses of the Company's Japanese subsidiary allocable to SMI, exceeding SMI's investment in the Company's subsidiary. The Company believes this asset is fully realizable from SMI due to SMI's guarantee of a portion of the Company's Japanese subsidiary's bank lines of credit.


                                                    LTX CORPORATION

                                      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                                           (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     1994
                                       ----------------------------------------------------------------
                                        FIRST            SECOND             THIRD              FOURTH
                                       QUARTER         QUARTER(1)          QUARTER            QUARTER
                                       -------         ----------         ----------         ----------
Net sales...........................   $47,164          $ 38,119           $  40,216          $  42,827
Gross profit........................    14,945             7,455              11,494             13,993
Net loss............................    (1,605)          (24,005)             (4,331)            (1,363)
Net loss per share..................     (0.06)            (0.96)              (0.17)             (0.05)

                                                                     1993
                                       ----------------------------------------------------------------
                                        FIRST            SECOND             THIRD              FOURTH
                                       QUARTER          QUARTER            QUARTER            QUARTER
                                       -------         ----------         ----------         ----------
Net sales...........................   $38,091          $ 39,306           $  45,785          $  49,750
Gross profit........................    12,372            13,998              15,317             17,719
Net income (loss)...................    (2,829)           (1,655)               (837)             1,012
Net income (loss) per share.........     (0.14)            (0.08)              (0.04)              0.04

- - - ---------------

(1) The Company took a restructuring charge of $14,376,000 to its second quarter results of operations. The restructuring charge largely related to the Company's plan to eliminate excess leased facilities and included amounts for severance payments and benefits to employees terminated in a workforce reduction. The Company also took a provision for excess inventories of $3,500,000 in the second quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              EXECUTIVE COMPENSATION
              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under these Items is included in Item 1. of Part I of this report and in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 7, 1994, under the headings "Certain Stockholders," "Election of Directors," and "Compensation of Executives," which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year, July 31, 1994.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of LTX Corporation are included in response to Item 8:

         Report of Independent Public Accountants
         Consolidated Balance Sheet -- July 31, 1994 and 1993
         Consolidated Statement of Operations for the years ended
           July 31, 1994, 1993 and 1992
         Consolidated Statement of Stockholders' Equity for the years ended July 31, 1994, 1993 and 1992
         Consolidated Statement of Cash Flows for the years
           ended July 31, 1994, 1993 and 1992
         Notes to the Consolidated Financial Statements

    (B) 2.  SCHEDULES

     The following consolidated financial statement schedules of LTX Corporation are included in response to Item 14(d):

Schedule V             --  Property, Plant and Equipment
Schedule VI            --  Accumulated Depreciation and Amortization of
                             Property, Plant and Equipment
Schedule IX            --  Short-Term Borrowings
Schedule X             --  Supplementary Income Statement Information

     All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

     Separate financial statements of LTX Corporation (parent only) have been omitted since they are not required.

    (A) 3.  EXHIBITS

     Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company's Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company's Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company's Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company's Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company's Form 8A/A filed September 30, 1993 amending the Company's Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company's Current Report on Form 8-K, filed May 11, 1989; or the Company's Annual Reports on Form 10-K for one of the years ended July 31, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985,
1984 and 1983 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

     (A) EXHIBITS

        (3)(A)         --  Articles of Organization, as amended. (Exhibit 2 to the 1993 8A/A)
        (3)(B)         --  By-laws, as amended. (Exhibit 3 to the 1993 8A/A)
        (4)(A)         --  Indenture dated April 15, 1986 between the Company and The First
                           National Bank of Boston. (Exhibit 4(A) to the 1990 Registration
                           Statement No. 1)
        (4)(A)(ii)     --  Indenture dated June 15, 1990 between the Company and The First
                           National Bank of Boston. (Exhibit 4(A)(ii) to the 1990 Annual Report
                           on Form 10-K)

        (4)(C)         --  Rights Agreement. (Exhibit 1 of the Registrant's Current Report on
                           Form 8-K, filed May 11, 1989), as amended by Amendment No. 1 to
                           Rights Agreement dated as of September 17, 1993 (Exhibit 4(C) to the
                           1993 Annual Report on Form 10-K)
        (10)(B)(i)+    --  1990 Incentive Stock Option Plan. (Exhibit 10(B)(i) to the 1991
                           Annual Report on Form 10-K)
        (10)(D)+       --  1993 Employees' Stock Purchase Plan. (Exhibit 10(D) hereto)
        (10)(E)+       --  1983 Non-Qualified Stock Option Plan. (Exhibit 10(E) to the 1983
                           Annual Report on Form 10-K)
        (10)(F)        --  LTX Corporation Growth and Investment Program, as restated. (Exhibit
                           10(F) to the 1993 Annual Report on Form 10-K)
        (10)(G)        --  1984 Stock Option Plan for LTX (Europe) Ltd. (Exhibit 10(G) to the
                           1984 Annual Report on Form 10-K)
        (10)(I)        --  Lease dated as of March 8, 1984 relating to land and building at
                           McCandless Park, San Jose, California. (Exhibit 10(I) to the 1984
                           Registration Statement)
        (10)(J)        --  Lease dated as of July 16, 1984 relating to Company's administration facility on Rosemont Avenue, Westwood, Massachusetts. (Exhibit 10(J)
                           to the 1984 Registration Statement)
        (10)(K)        --  Lease dated as of February 27, 1985 relating to land and building at
                           McCandless Park, San Jose, California. (Exhibit 10(K) to the 1985
                           Annual Report on Form 10-K)
        (10)(M)        --  Lease dated as of November 26, 1980 relating to Company's manufacturing facility at 5 Rosemont Avenue, Westwood,
                           Massachusetts, and Amendment dated as of April 29, 1982, and Third
                           Amendment and Restatement of Lease dated April 29, 1982. (Exhibit
                           10(M) to the 1993 Annual Report on Form 10-K)
        (10)(N)        --  Joint Venture Agreement dated May 14, 1990 among Sumitomo Metal
                           Industries, Ltd., LTX Corporation and LTX Co., Ltd. (Exhibit 10(N)
                           to the 1990 Registration Statement No. 1)
        (10)(O)        --  License Agreement dated May 14, 1990 between LTX Corporation and LTX
                           Co., Ltd. (Exhibit 10(O) to the 1990 Registration Statement No. 1)
        (10)(P)        --  Distribution and Supply Agreement between LTX Corporation and LTX
                           Co., Ltd. (Exhibit 10(P) to the 1990 Registration Statement No. 1)
        (10)(Q)        --  Securities Purchase Agreement for sale of LTX Common Stock, $0.05 par value, and 10 1/2% Convertible Subordinated Debentures Due 2010
                           to Sumitomo Metal Industries, Ltd. (Exhibit 10(Q) to the 1990
                           Registration Statement No. 1)
        (10)(R)*       --  License and Development Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(R)
                           to the 1993 Annual Report on Form 10-K)
        (10)(S)*       --  Distribution and Supply Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(S)
                           to the 1993 Annual Report on Form 10-K)
        (10)(T)*       --  Letter Agreement dated as of January 29, 1993 between LTX
                           Corporation and Ando Electric Co., Ltd. (Exhibit 10(T) to the 1993
                           Annual Report on Form 10-K)
        (10)(U)        --  Credit Agreement dated as of October 6, 1994 between LTX Corporation and Silicon Valley Bank (Exhibit 10(U) hereto)
        (10)(V)        --  Loan Agreement dated as of July 20, 1994 between LTX Corporation and
                           Ando Electric Co., Ltd. (Exhibit 10(V) hereto)

        (10)(W)*       --  Amendment No. 1 to License and Development Agreement dated as of
                           July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd.
                           (Exhibit 10(W) hereto)
        (22)           --  Subsidiaries of Registrant
        (27)           --  Financial Data Schedules (Exhibit 27 hereto)

- - - ---------------

+ This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.

* Confidential treatment requested as to certain portions thereof. The confidential portion has been omitted and filed separately with the Commission.

     Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

ITEM 14(B).  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1994.

ITEM 14(C).  EXHIBITS

     Exhibit 22 -- Subsidiaries of Registrant

                                                           JURISDICTION
                             COMPANY                     OF ORGANIZATION   OWNERSHIP
                             -------                     ---------------   ---------
          LTX Co., Ltd.                                  Japan                50.5%
          LTX (Europe) Limited                           United Kingdom        100%
          LTX International, Inc., a Domestic
            International Sales Corporation (DISC)       Delaware              100%
          LTX (Deutschland) GmbH                         West Germany          100%
          LTX France S.A.                                France                100%
          LTX Test Systems Corporation                   Delaware              100%
          LTX (Italia) S.r.l.                            Italy                 100%
          LTX Benelux B.V.                               The Netherlands       100%
          LTX International B.V.                         The Netherlands       100%
          LTX (Foreign Sales Corporation) B.V.           The Netherlands       100%
          LTX Asia International, Inc.                   Delaware              100%
          LTX Israel Limited                             Israel                100%
          LTX (Malaysia) SDN.BHD.                        Malaysia              100%
          iPTest (Holdings) Limited                      United Kingdom        100%

     The subsidiaries listed are all included in the consolidated financial statements of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LTX CORPORATION

                                                   /S/  ROGER W. BLETHEN
                                                   /S/  MARTIN S. FRANCIS
                                            By ................................
                                                      ROGER W. BLETHEN
                                                   DIRECTOR AND PRESIDENT
                                                      MARTIN S. FRANCIS
                                                   DIRECTOR AND PRESIDENT
October 14, 1994


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                       DATE
                ---------                               -----                       ----
     /S/   GRAHAM C. C. MILLER              Chairman of the Board              October 14, 1994
..........................................
          (GRAHAM C. C. MILLER)

     /S/     ROGER W. BLETHEN               President and Director             October 14, 1994
..........................................    (Principal Executive
            (ROGER W. BLETHEN)                Officer)

     /S/     MARTIN S. FRANCIS              President and Director             October 14, 1994
..........................................    (Principal Executive
           (MARTIN S. FRANCIS)                Officer)

     /S/       JOHN J. ARCARI               Chief Financial Officer and        October 14, 1994
..........................................    Treasurer (Principal
             (JOHN J. ARCARI)                 Financial Officer)

     /S/     GLENN W. MELONI                Controller (Principal              October 14, 1994
..........................................    Accounting Officer)
            (GLENN W. MELONI)

     /S/       JACQUES BOUYER               Director                           October 14, 1994
..........................................
             (JACQUES BOUYER)

     /S/       FRED J. BUTLER               Director                           October 14, 1994
..........................................
             (FRED J. BUTLER)

     /S/       ROGER J. MAGGS               Director                           October 14, 1994
..........................................
             (ROGER J. MAGGS)

     /S/      ROBERT E. MOORE               Director                           October 14, 1994
..........................................
            (ROBERT E. MOORE)

     /S/     SAMUEL RUBINOVITZ              Director                           October 14, 1994
..........................................
           (SAMUEL RUBINOVITZ)

                                               LTX CORPORATION

                                    SCHEDULE V -- PROPERTY AND EQUIPMENT

                                                (IN THOUSANDS)
  YEAR                                      BALANCE AT                                   BALANCE AT
 ENDED                                      BEGINNING      ADDITIONS                       END OF
JULY 31   CLASSIFICATION                    OF PERIOD       AT COST      RETIREMENTS       PERIOD
- - - --------  --------------                    ----------     ---------     -----------     ----------
  1992    Machinery and equipment.........   $ 73,150       $ 8,743(1)    $ (19,316)(2)   $ 62,577
          Office furniture and
          equipment.......................     10,367           675          (2,931)         8,111
          Leasehold improvements..........      8,251           562            (679)         8,134
                                             --------       -------       ---------       --------
                                             $ 91,768       $ 9,980       $ (22,926)      $ 78,822
                                             ========       =======       =========       ========
  1993    Machinery and equipment.........   $ 62,577       $ 8,774(1)    $  (4,291)(2)   $ 67,060
          Office furniture and
          equipment.......................      8,111           508            (709)         7,910
          Leasehold improvements..........      8,134           424          (1,072)         7,486
                                             --------       -------       ---------       --------
                                             $ 78,822       $ 9,706       $  (6,072)      $ 82,456
                                             ========       =======       =========       ========
  1994    Machinery and equipment.........   $ 67,060       $14,313(1)    $ (13,008)(2)   $ 68,365
          Office furniture and
          equipment.......................      7,910           338          (4,331)         3,917
          Leasehold improvements..........      7,486            71            (260)         7,297
                                             --------       -------       ---------       --------
                                             $ 82,456       $14,722       $ (17,599)      $ 79,579
                                             ========       =======       =========       ========

- - - ---------------
(1) Includes transfers of $10,042, $6,698 and $4,985 in 1994, 1993 and 1992,
     respectively, from inventory to equipment manufactured by the Company.

(2) Includes transfers of $5,840, $3,965 and $5,742 from equipment to inventory in 1994, 1993 and 1992, respectively.

                                                 LTX CORPORATION

                           SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                             PROPERTY AND EQUIPMENT

                                                 (IN THOUSANDS)
                                                          ADDITIONS
  YEAR                                    BALANCE AT     CHARGED TO                      BALANCE AT
 ENDED                                    BEGINNING       COSTS AND                        END OF
JULY 31   CLASSIFICATION                  OF PERIOD      EXPENSES(1)     RETIREMENTS       PERIOD
- - - --------  --------------                  ----------     -----------     -----------     ----------
  1992    Machinery and equipment.......   $ 47,392        $ 7,807        $ (17,296)(2)   $ 37,903
          Office furniture and
          equipment.....................      8,389            940           (2,662)         6,667
          Leasehold improvements........      4,567            675             (610)         4,632
                                           --------        -------        ---------       --------
                                           $ 60,348        $ 9,422        $ (20,568)      $ 49,202
                                           ========        =======        =========       ========
  1993    Machinery and equipment.......   $ 37,903        $ 7,973        $  (3,179)(2)   $ 42,697
          Office furniture and
          equipment.....................      6,667            497             (180)         6,984
          Leasehold improvements........      4,632            689             (804)         4,517
                                           --------        -------        ---------       --------
                                           $ 49,202        $ 9,159        $  (4,163)      $ 54,198
                                           ========        =======        =========       ========
  1994    Machinery and equipment.......   $ 42,697        $ 8,066        $  (8,350)(2)   $ 42,413
          Office furniture and
          equipment.....................      6,984            513           (4,210)         3,287
          Leasehold improvements........      4,517            579             (163)         4,933
                                           --------        -------        ---------       --------
                                           $ 54,198        $ 9,158        $ (12,723)      $ 50,633
                                           ========        =======        =========       ========

- - - ---------------
(1) The annual provisions for depreciation and amortization are based on the straight-line method with the cost of the assets being written off over their estimated useful life as follows:

          Machinery and equipment........................    5 years
          Office furniture and equipment.................    3-7 years
          Leasehold improvements.........................    10 years or term of lease

(2) Includes transfers of $2,110, $2,947 and $3,882 from equipment to inventory in 1994, 1993 and 1992, respectively.

                                                      LTX CORPORATION

                                           SCHEDULE IX -- SHORT-TERM BORROWINGS

                                                      (IN THOUSANDS)

                                                                 MAXIMUM         AVERAGE        WEIGHTED
                                                  WEIGHTED       AMOUNT          AMOUNT          AVERAGE
                                       BALANCE    AVERAGE      OUTSTANDING     OUTSTANDING      INTEREST
                                       AT END     INTEREST       DURING          DURING        RATE DURING
                                       OF YEAR      RATE        THE YEAR       THE YEAR(1)     THE YEAR(2)
                                       -------    --------     -----------     -----------     -----------
Year ended July 31, 1992
  Notes payable to banks............    $8,693       7.0%        $ 9,972         $ 7,446            7.5%
Year ended July 31, 1993
  Notes payable to banks............    $9,933       6.0%        $13,261         $ 9,534            7.0%
Year ended July 31, 1994
  Notes payable to banks............    $6,870       3.3%        $15,350         $12,074            5.0%

- - - ---------------

(1) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 13.

(2) The weighted average interest rate during the period was computed by dividing actual interest expense by average short-term debt outstanding.

                                         LTX CORPORATION

                    SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                         (IN THOUSANDS)

                                                                      YEAR ENDED JULY 31
                                                               --------------------------------
                                                                1994         1993         1992
                                                               ------       ------       ------
Maintenance and repairs......................................  $2,312       $2,368       $1,935

     Amounts for other items required in this schedule have been omitted since they are less than one percent of net sales.