Form 10-Q
period 1994-10-31
LTX CORP
filed 1994-12-15
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT of 1934


For Quarter Ended October 31, 1994               Commission File Number  0-10761

                                LTX CORPORATION

             (Exact name of registrant as specified in its charter)


      MASSACHUSETTS                                             04-2594045
- ----------------------------                              ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


        LTX Park at University Avenue, Westwood, Massachusetts  02090
    ---------------------------------------------------------------------
            (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code  (617) 461-1000



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes    X      No
                                                      -------      -------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




               Class                             Outstanding at December 2, 1994
- ---------------------------------------------    -------------------------------
Common Stock, par value $0.05 per share                        26,278,967

                                LTX CORPORATION

                                     INDEX


                                                                             Page Number
   Part I.   FINANCIAL INFORMATION

      Consolidated Balance Sheet                                                  1
        October 31, 1994 and July 31, 1994


      Consolidated Statement of Operations
        Three months ended October 31, 1994
        and October 31, 1993                                                      2


      Consolidated Statement of Cash Flows
        Three months ended October 31, 1994
        and October 31, 1993                                                      3


      Notes to Consolidated Financial Statements                                  4


      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                              5 - 7



   Part II.  OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders                8

      Item 6 - Exhibits and Reports on Form 8-K                                   8



   SIGNATURES                                                                     9

                                LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                                 (In thousands)

                                                                 October 31,    July 31,
                                                                    1994         1994
                                                                 -----------    --------
  ASSETS
  Current assets:
   Cash and equivalents                                            $ 13,529     $ 17,226
   Accounts receivable, less allowances of $700 and $700             39,506       33,323
   Inventories                                                       45,283       42,672
   Other current assets                                               4,565        3,848
                                                                   --------     --------
    Total current assets                                            102,883       97,069

  Property and equipment, net                                        29,417       28,946
  Other assets                                                        4,629        4,621
                                                                   --------     --------
                                                                   $136,929     $130,636
                                                                   ========     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Notes payable and current portion of
    long-term liabilities                                          $  8,425     $  7,307
   Accounts payable                                                  21,881       15,545
   Accrued expenses and restructuring charges                        19,183       21,497
   Unearned service revenues and customer advances                    4,163        3,867
                                                                   --------     --------
    Total current liabilities                                        53,652       48,216
                                                                   --------     --------
  Long-term liabilities, less current portion                        21,173       21,204
  Convertible subordinated debentures                                20,261       20,195
  Deferred compensation                                                 428          428
  Stockholders' equity:
   Common stock, $0.05 par value                                      1,312        1,311
   Additional paid-in capital                                       117,492      117,457
   Accumulated deficit                                              (77,389)     (78,175)
                                                                   --------     --------
    Total stockholders' equity                                       41,415       40,593
                                                                   --------     --------
                                                                   $136,929     $130,636
                                                                   ========     ========




          See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                       Three Months
                                                                          Ended
                                                                       October 31,
                                                                   ---------------------
                                                                    1994         1993
                                                                   --------     --------
  Net sales:
   Product                                                          $40,828      $42,466
   Service                                                            5,962        4,698
                                                                    -------      -------
    Total net sales                                                  46,790       47,164

  Cost of sales:
   Product                                                           27,409       29,275
   Service                                                            3,520        2,944
                                                                    -------      -------
    Total cost of sales                                              30,929       32,219
                                                                    -------      -------
    Gross profit                                                     15,861       14,945

  Engineering and product development
   expenses                                                           4,722        5,041

  Selling, general and administrative expenses                        9,102       10,658
                                                                    -------      -------
    Income (loss) from operations                                     2,037         (754)

  Interest expense, net                                               1,251          851
                                                                    -------      -------
    Income (loss) before income taxes                                   786       (1,605)

  Provision for income taxes                                              0            0
                                                                    -------      -------
      Net income (loss)                                                 786       (1,605)
                                                                    =======      =======
  Net income (loss) per share:
    Primary                                                           $0.03       $(0.06)
    Fully diluted                                                     $0.03       $(0.06)

  Weighted average shares:
    Primary                                                          27,959       24,806
    Fully diluted                                                    28,339       24,806





          See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                         Three Months
                                                                            Ended
                                                                         October 31,
                                                                    --------------------
                                                                     1994         1993
                                                                    -------     --------
CASH USED IN OPERATING ACTIVITIES:
   Net income (loss)                                                $   786     $ (1,605)
    Add (deduct) non-cash items:
      Depreciation and amortization                                   2,299        2,137
      Original issue discount amortization                               66           56

   (Increase) decrease in:
      Accounts receivable                                            (6,183)     (12,934)
      Inventories                                                    (2,611)      (4,440)
      Other current assets                                             (717)        (250)
      Other assets                                                       (8)        (565)

   Increase (decrease) in:
      Accounts payable                                                6,336        1,654
      Accrued expenses and restructuring charges                     (2,314)        (224)
      Unearned service revenues and customer advances                   296          231
                                                                    -------     --------
    Net cash used in operating activities                            (2,050)     (15,940)
                                                                    -------     --------
CASH USED IN INVESTING ACTIVITIES:
   Expenditures for property and equipment, net                      (2,770)      (4,757)
                                                                    -------     --------
    Net cash used in investing activities                            (2,770)      (4,757)
                                                                    -------     --------
 CASH PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from stock purchase and option plans                         36          394
   Increase in bank debt                                              1,119        4,843
   Sale and leaseback of equipment                                        0        1,142
   Payments of long-term debt                                           (32)         (37)
                                                                    -------     --------
    Net cash provided by financing activities                         1,123        6,342
                                                                    -------     --------
 Net decrease in cash and equivalents                                (3,697)     (14,355)
 Cash and equivalents at beginning of period                         17,226       21,725
                                                                    -------     --------
 Cash and equivalents at end of period                              $13,529     $  7,370
                                                                    =======     ========

 Supplemental Cash Flow Disclosures
   Cash paid during the period for:
    Interest                                                         $1,605       $1,617
    Income taxes                                                        $30         $124


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


2. Revenues from product sales are recognized at the time units are shipped. Service revenues are recognized over the applicable contractual periods or as services are performed. Revenues from engineering contracts are recognized over the contract period on a precentage of completion basis.


3. Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                           October 31,   July 31,
                                              1994         1994
                                           -----------   --------
                                               (In thousands)
         Raw materials                      $11,795      $12,075
         Work-in-process                     22,048       18,810
         Finished goods                      11,440       11,787
                                            -------      -------
                                            $45,283      $42,672
                                            =======      =======


4.  Interest expense and income were as follows:
                                              Three Months
                                                  Ended
                                               October 31,
                                           --------------------
                                            1994           1993
                                           ------         -----
                                              (In thousands)
         Expense                           $1,343         $ 955
         Income                               (92)         (104)
                                           ------         -----
           Interest expense, net           $1,251         $ 851
                                           ======         =====


5. Primary and fully diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Primary and fully diluted net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding.

    Common stock equivalents include shares issuable under stock option plans and warrants to purchase shares. None of the Company's Convertible Subordinated Debentures are common stock equivalents.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as a percentage of total net sales.


                                                                            Percentage
                                             Percentage of Net Sales    Increase/(Decrease)
                                             -----------------------    -------------------
                                                Three Months               Three Months
                                                   Ended                     1994
                                                October 31                   Over
                                               1994      1993                1993
                                             --------   -------            -------
 Net sales:
  Product                                     87.3 %     90.0 %             (3.9)%
  Service                                     12.7       10.0               26.9
                                             ------     ------             ------
   Total net sales                           100.0      100.0               (0.8)

 Cost of sales:
  Product                                     58.6       62.1               (6.4)
  Service                                      7.5        6.2               19.6
                                             ------     ------             ------
   Total cost of sales                        66.1       68.3               (4.0)
                                             ------     ------             ------
   Gross profit                               33.9       31.7                6.1

 Engineering and product
  development expenses                        10.1       10.7               (6.3)

 Selling, general and
  administrative expenses                     19.4       22.6              (14.6)
                                             ------     ------             ------
   Income (loss) from operations               4.4       (1.6)               N/M

 Interest expense, net                         2.7        1.8               47.0
                                             ------     ------             ------
   Income (loss) before income taxes           1.7       (3.4)               N/M

 Provision for income taxes                    0.0        0.0
                                             ------     ------             ------
   Net income (loss)                           1.7       (3.4)               N/M
                                             ======     ======             ======



N/M - Not meaningful

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Results of Operations:
   ----------------------

        Net sales were $46.8 million in the first quarter of fiscal 1995 as compared to $47.2 million in the first quarter of fiscal 1994. Shipments of mixed signal systems increased over 50% year-to-year as the Company continued to experience strong demand for these products, particularly from European customers. Sales of mixed signal systems to three European customers accounted for approximately 35% of total revenues in the first quarter of fiscal 1995. Service revenues increased 27% over the first quarter of fiscal 1994 as the Company continued to expand its service coverage with its customer base. However, sales of the Company's digital products in the first quarter of fiscal 1995 were substantially less than the first quarter of fiscal 1994 which reflected the lower demand for these systems from manufacturers of personal computer-related devices. During the first quarter of fiscal 1995 the Company recorded sales for its first Delta 50 and Delta 100 new generation digital test systems.

        The gross profit margin was 33.9% of net sales in the first quarter of fiscal 1995 compared to 31.7% in the first quarter of fiscal 1994. The improvement in the gross profit margin largely relates to the increase in mixed signal system sales at higher margins and the growth in service revenues. In the first quarter of fiscal 1994, the gross profit margin was adversely affected by a high level of digital sales at lower selling prices. Although sales of digital systems in the first quarter of fiscal 1995 were at higher average prices, this improvement was offset by proportionately high fixed manufacturing costs on the lower level of digital shipments.

        Engineering and product development and selling, general and administrative expenses in the first quarter of fiscal 1995, combined, were $1.9 million less than the first quarter of fiscal 1994. The lower level of operating expenses is a result of the Company's restructuring and cost reduction measures which were initiated in the second half of fiscal 1994. This restructuring program consisted of a plan to eliminate excess leased facilities and a workforce reduction of 100 employees. The effect of these measures has primarily reduced selling, general and administrative expenses. The Company has continued to maintain significant engineering resources for on-going development of its new digital products and enhancements to the Synchro system.

        Interest expense was $0.4 million higher in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994. The increase in interest expense relates to the $20.0 million term loan received from Ando Electric Co., Ltd. in July 1994.

        There was no tax provision in the first quarter of fiscal 1995 as the Company is in a net operating loss carryforward position in most tax jurisdictions.

        The Company's Japanese subsidiary operated at approximately break-even in the first quarter of fiscal 1995 and fiscal 1994 and the minority partner's share of the subsidiary's operating results was insignificant.

        As a result of the significantly lower operating expenses, together with the improvement in the gross profit margin, the Company had net income of $0.8 million in the first quarter of fiscal 1995 as compared to a net loss of $1.6 million in the first quarter of fiscal 1994.

   Liquidity and Capital Resources:
   --------------------------------

        Cash and equivalents were $13.5 million at October 31,1994 as compared to $17.2 million at July 31,1994. The decrease in cash and equivalents of $3.7 million in the first quarter of fiscal 1995 was a result of $2.0 million of net cash used in operating activities, $2.8 million of net cash used for equipment expenditures and $1.1 million of net cash provided by financing activities.

        The Company used $2.0 million of net cash in operating activities as a result of an increase in working capital requirements in the first quarter of fiscal 1995. Compared to the fourth quarter of fiscal 1994, net sales increased $4.0 million and a higher proportion of shipments were made to Europe, which has a longer collection cycle. As a result, accounts receivable rose $6.2 million in the first quarter of fiscal 1995.
   Inventories increased $2.6 million in the first quarter of fiscal 1995 primarily as a result of materials purchased for early second quarter delivery requirements, particularly for mixed signal systems. In addition, inventories relating to the Company's new Delta 50 and Delta 100 digital systems increased in the first quarter of fiscal 1995. Accounts payable increased $6.3 million in the first quarter of fiscal 1995 as a result of the higher level of inventory purchases as compared to the fourth quarter of fiscal 1994. At October 31,1994, the Company had a restructuring reserve of $10.8 million remaining to cover the estimated future cash flows relating to excess leased facilities and severance payments. Cash outflows in the first quarter of fiscal 1995 were $0.7 million for excess leased facilities and were $0.2 million for severance payments.

        Additions to property and equipment were $2.8 million in the first quarter of fiscal 1995 and exceeded depreciation charges of $2.3 million. Capital equipment additions consisted primarily of the Company's test systems and modules used for product development and customer support.

        At October 31,1994, the Company's Japanese subsidiary had $8.0 million in bank borrowings as compared to $6.9 million in borrowings at July 31, 1994. There were no borrowings outstanding at October 31,1994 under the Company's domestic bank line.

        Management believes the Company has sufficient cash resources to meet its remaining fiscal 1995 cash requirements through a combination of existing cash balances, borrowing availability under its domestic and Japanese bank lines and future net cash flows from operations.

                         PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Stockholders on December 7, 1994.

         (b) Stockholders elected Messrs. Roger W. Blethen, Fred J. Butler, and Roger J. Maggs as Class II Directors to serve a three year term.

         (c) Other matters voted upon and the results of the voting were as follows:

              (1) Stockholders voted 17,530,013 shares FOR; 5,356,481 shares
                  AGAINST; 247,593 shares ABSTAINED and 3,111,332 shares did not vote to increase the number of shares subject to the 1990 Incentive Stock Option Plan from 1,500,000 to 2,700,000 shares and to provide for the grant of nonstatutory stock options under the Plan.

              (2) Stockholders voted 21,390,598 shares FOR; 1,505,685 shares
                  AGAINST; 237,804 shares ABSTAINED and 3,111,332 shares did not vote to approve the 1995 LTX (Europe) Ltd. Approved Stock Option Plan.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27   Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the three months ended October 31, 1994.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LTX Corporation



Date: December 14, 1994                 By:       /s/ Roger W. Blethen
     -------------------                   -----------------------------------
                                                     Roger W. Blethen
                                                         President



Date: December 14, 1994                 By:       /s/ Martin S. Francis
     -------------------                   -----------------------------------
                                                    Martin S. Francis
                                                        President



Date: December 14, 1994                 By:       /s/ John J. Arcari
     -------------------                   -----------------------------------
                                                    John J. Arcari
                                                      Treasurer
                                                Chief Financial Officer
                                             (Principal Financial Officer)



Date: December 14, 1994                 By:       /s/ Glenn W. Meloni
     -------------------                   -----------------------------------
                                                    Glenn W. Meloni
                                                      Controller
                                              (Principal Accounting Officer)