Form 10-Q
period 1995-01-31
LTX CORP
filed 1995-03-17
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934


For Quarter Ended January 31, 1995               Commission File Number  0-10761

                                LTX CORPORATION

             (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                                               04-2594045
- -----------------------                                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


        LTX Park at University Avenue, Westwood, Massachusetts  02090
     ----------------------------------------------------------------------
             (address of principal executive offices and zip code)

      Registrant's telephone number, including area code  (617) 461-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes      X       No
                                                -------------  -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding at March 3, 1995
- --------------------------              -------------------------------------
Common Stock, par value                                26,464,855
  $0.05 per share


                                LTX CORPORATION

                                     INDEX

                                                                     Page Number
Part I.   FINANCIAL INFORMATION

       Consolidated Balance Sheet                                         1
          January 31, 1995 and July 31, 1994

       Consolidated Statement of Operations
          Three months and six months ended
          January 31, 1995 and January 31, 1994                           2


       Consolidated Statement of Cash Flows
          Six months ended January 31, 1995
          and January 31, 1994                                            3


       Notes to Consolidated Financial Statements                         4


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    5 - 8


Part II.  OTHER INFORMATION

       Item 6 - Exhibits and Reports on Form 8-K                          9


SIGNATURES                                                               10


                                LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                       (In thousands, except share data)


                                                                       January 31,        July 31,
                                                                          1995              1994
                                                                       -----------       ---------
ASSETS
Current assets:
  Cash and equivalents                                                    $21,441         $17,226
  Accounts receivable, less allowances of $700 and $700                    30,142          33,323
  Inventories                                                              45,246          42,672
  Other current assets                                                      4,782           3,848
                                                                         --------        --------
    Total current assets                                                  101,611          97,069

Property and equipment, net                                                28,395          28,946
Other assets                                                                4,627           4,621
                                                                         --------        --------
                                                                         $134,633        $130,636
                                                                         ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
    long-term liabilities                                                  $7,359          $7,307
  Accounts payable                                                         18,709          15,545
  Accrued expenses and restructuring charges                               18,420          21,497
  Unearned service revenues and customer advances                           4,540           3,867
                                                                         --------        --------
    Total current liabilities                                              49,028          48,216

Long-term liabilities, less current portion                                21,372          21,632
Convertible subordinated debentures                                        20,326          20,195
Stockholders' equity:
  Common stock, $0.05 par value                                             1,324           1,311
  Additional paid-in capital                                              118,055         117,457
  Accumulated deficit                                                     (75,472)        (78,175)
                                                                         --------        --------
    Total stockholders' equity                                             43,907          40,593
                                                                         --------        --------
                                                                         $134,633        $130,636
                                                                         ========        ========





          See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                                  Three Months                 Six Months
                                                                     Ended                       Ended
                                                                   January 31,                 January 31,
                                                            ------------------------      ----------------------
                                                                1995         1994            1995        1994
                                                            ----------    ----------      ----------  ----------
Net sales:
  Product                                                     $43,864       $32,911         $84,692     $75,377
  Service                                                       6,153         5,208          12,115       9,906
                                                            ----------    ----------      ----------  ----------
    Total net sales                                            50,017        38,119          96,807      85,283
                                                            ----------    ----------      ----------  ----------

Cost of sales:
  Product                                                      28,883        23,982          56,292      53,257
  Service                                                       3,665         3,182           7,185       6,126
  Provision for excess inventories                                --          3,500             --        3,500
                                                            ----------    ----------      ----------  ----------
    Total cost of sales                                        32,548        30,664          63,477      62,883
                                                            ----------    ----------      ----------  ----------
      Gross profit                                             17,469         7,455          33,330      22,400

Engineering and product
  development expenses                                          4,715         5,092           9,437      10,133

Selling, general and
  administrative expenses                                       9,619        11,512          18,721      22,170

Restructuring charges                                             --         14,376             --       14,376
                                                            ----------    ----------      ----------  ----------
      Income (loss) from operations                             3,135       (23,525)          5,172     (24,279)

Interest expense, net                                           1,123           900           2,374       1,751
                                                            ----------    ----------      ----------  ----------
      Income (loss) before income
        taxes and minority interest                             2,012       (24,425)          2,798     (26,030)

Provision for income taxes                                         95           --               95         --
                                                            ----------    ----------      ----------  ----------
      Income (loss) before minority interest                    1,917       (24,425)          2,703     (26,030)

Minority interest in net loss of subsidiary                       --            420             --          420
                                                            ----------    ----------      ----------  ----------
      Net income (loss)                                        $1,917      $(24,005)         $2,703    $(25,610)
                                                            ==========    ==========      ==========  ==========

Primary and fully diluted net income (loss) per share           $0.07        $(0.96)          $0.10      $(1.03)

Weighted average shares:
      Primary                                                  28,240        25,060          28,100      24,933
      Fully diluted                                            28,517        25,060          28,428      24,933



          See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                                           Six Months
                                                                              Ended
                                                                           January 31,
                                                                      ----------------------
                                                                        1995         1994
                                                                      ---------   ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                                     $2,703     $(25,610)
    Add (deduct) non-cash items:
      Depreciation and amortization                                      4,678        4,462
      Minority interest in subsidiary net loss                              --         (420)
      Original issue discount amortization                                 131          125

  (Increase) decrease in:
      Accounts receivable                                                3,181       (5,562)
      Inventories                                                       (2,574)      (5,581)
      Other current assets                                                (934)        (164)
      Other assets                                                          (6)        (219)

  Increase (decrease) in:
      Accounts payable                                                   3,164        4,213
      Accrued expenses and restructuring charges                        (3,077)      15,497
      Unearned service revenues and customer advances                      673         (529)
                                                                      ---------   ----------
    Net cash provided by (used in) operating activities                  7,939      (13,788)
                                                                      ---------   ----------

CASH USED IN INVESTING ACTIVITIES:
  Expenditures for property and equipment, net                          (4,127)      (7,619)
                                                                      ---------   ----------
    Net cash used in investing activities                               (4,127)      (7,619)
                                                                      ---------   ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                        --        4,000
  Proceeds from stock purchase and option plans                            611          856
  Increase in bank debt                                                      8        5,417
  Proceeds from sale and leaseback of equipment                             --        2,841
  Payments of long-term debt                                              (216)         (88)
                                                                      ---------   ----------
    Net cash provided by  financing activities                             403       13,026
                                                                      ---------   ----------

Net increase (decrease) in cash and equivalents                          4,215       (8,381)
Cash and equivalents at beginning of period                             17,226       21,725
                                                                      ---------   ----------

    Cash and equivalents at end of period                              $21,441      $13,344
                                                                      =========   ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for:
    Interest                                                            $2,575       $1,988
    Income taxes                                                            45            0

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


3. Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                              January 31,    July 31,
                                 1995         1994
                              -----------   ----------
                                   (In thousands)
        Raw materials           $10,621      $12,075
        Work-in-process          22,588       18,810
        Finished goods           12,037       11,787
                                -------      -------
                                $45,246      $42,672
                                =======      =======




4. Interest expense and income were as follows:

                                             Three Months              Six Months
                                                Ended                    Ended
                                              January 31,              January 31,
                                         --------------------     --------------------
                                           1995        1994         1995        1994
                                         --------    --------     --------    --------
                                                         (In thousands)

        Expense                           $1,232      $1,033        $2,575     $1,988
        Income                              (109)       (133)         (201)      (237)
                                         --------    --------     --------    --------
            Interest expense, net         $1,123        $900        $2,374     $1,751
                                         ========    ========     ========    ========




5. Primary and fully diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Primary and fully diluted net income per share is based on the weighted average shares of common stock and common stock equivalents outstanding.

   Common stock equivalents includes shares issuable under stock option plans and warrents to purchase shares. None of the Company's Convertible Subordinated Debentures are common stock equivalents.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of total revenues.

                                                                                       Percentage
                                            Percentage of Net Sales                Increase/(Decrease)
                                     --------------------------------------    ---------------------------
                                      Three Months          Six Months
                                         Ended                 Ended           Three Months     Six Months
                                       January 31,           January 31,           1995            1995
                                     ---------------      -----------------        Over            Over
                                      1995      1994       1995      1994          1994            1994
                                     -------   -------    -------   -------    ------------     ----------
Net sales:
 Product                              87.7 %    86.3 %     87.5 %    88.4 %        33.3 %         12.4 %
 Service                              12.3      13.7       12.5      11.6          18.1           22.3
                                     -----     -----      -----     -----          ----           ----
  Total sales                        100.0     100.0      100.0     100.0          31.2           13.5

Cost of sales:
 Product                              57.8      62.9       58.2      62.5          20.4            5.7
 Service                               7.3       8.3        7.4       7.2          15.2           17.3
 Provision for excess inventories       --       9.2         --       4.0           N/M            N/M
                                     -----     -----      -----     -----          ----           ----
  Total cost of sales                 65.1      80.4       65.6      73.7           6.1            0.9
                                     -----     -----      -----     -----          ----           ----
  Gross profit                        34.9      19.6       34.4      26.3         134.3           48.8

Engineering and product
 development expenses                  9.4      13.4        9.8      11.9          (7.4)          (6.9)

Selling, general and
 administrative expenses              19.2      30.2       19.3      26.0         (16.4)         (15.6)

Restructuring charges                   --      37.7         --      16.9           N/M            N/M
                                     -----     -----      -----     -----          ----           ----
  Income (loss) from operations        6.3     (61.7)       5.3     (28.5)          N/M            N/M

Interest expense, net                  2.3       2.4        2.4       2.0          24.8           35.6
                                     -----     -----      -----     -----          ----           ----
  Income (loss) before income
   taxes and minority interest         4.0     (64.1)       2.9     (30.5)          N/M            N/M

Provision for income taxes             0.2        --        0.1        --           N/M            N/M
                                     -----     -----      -----     -----          ----           ----
  Income (loss) before minority
   interest                            3.8     (64.1)       2.8     (30.5)          N/M            N/M

Minority interest in net loss
    of subsidiary                       --       1.1         --       0.5           N/M            N/M
                                     -----     -----      -----     -----          ----           ----
  Net income (loss)                    3.8 %   (63.0)%      2.8 %   (30.0)%         N/M            N/M
                                     =====     =====      =====     =====          ====           ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

Three Months Ended January 31, 1995 Compared to the
Three Months Ended January 31, 1994

       Net sales were $50.0 million in the second quarter of fiscal 1995 as compared to $38.1 million in the second quarter of fiscal 1994. Sales of linear and mixed signal systems increased approximately 20% year-to-year reflecting the strong demand the Company has experienced for these products. Sales of these systems to various worldwide facilities of two European customers accounted for approximately 30% of total revenues in the second quarter of fiscal 1995. Sales of digital systems in the second quarter of fiscal 1995 were also substantially higher than the low sales level of the second quarter of fiscal 1994. Service revenues of $6.2 million in the second quarter of fiscal 1995 were $0.9 million higher than the second quarter of fiscal 1994.

       The gross profit margin was 34.9% of net sales in the second quarter of fiscal 1995 as compared to 28.7%, before a provision for excess inventories, in the second quarter of fiscal 1994. The increase in mixed signal and digital shipments over the second quarter of fiscal 1994 resulted in proportionately lower fixed manufacturing costs on the higher level of shipments. In addition, sales of digital systems in the second quarter of fiscal 1995 were at higher average selling prices as compared to the second quarter of fiscal 1994. Higher margins on sales of mixed signal systems also contributed to the improvement in the gross profit margin. In the second quarter of fiscal 1994, the Company took a $3.5 million provision for excess inventories which further reduced the gross profit margin.

       Engineering and product development and selling, general and administrative expenses in the second quarter of fiscal 1995, combined, were $2.3 million less than the second quarter of fiscal 1994. The reduction in operating expenses is a result of the Company's restructuring and cost reduction measures initiated in March 1994, which included a plan to eliminate excess leased facilities and a workforce reduction. The restructuring program and cost reduction measures have primarily reduced selling, general and administrative expenses. In the second quarter of fiscal 1994, the Company took a $14.4 million charge as a result of this restructuring program.

       Interest expense was $0.2 million higher in the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994. The increase in interest expense is a result of the $20.0 million term loan the Company received from Ando Electric Co., Ltd. in July 1994. This increase was partially offset by a reduction in interest on lower average bank borrowings in the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994.

       The tax provision of $0.1 million in the second quarter of fiscal 1995 relates to certain state and foreign tax provisions. The Company is in a net operating loss carryforward position in most tax jurisdictions. In the second quarter of fiscal 1994, the Company had no tax provision due to the loss for the period.

       The Company's Japanese subsidiary operated at a small profit in the second quarter of fiscal 1995 and the minority partner's share of the subsidiary's operating results was insignificant. In the second quarter of fiscal 1994, the minority partner's share of the subsidiary's loss for the period was $0.4 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The Company had net income of $1.9 million in the second quarter of fiscal 1995 as compared to a net loss of $24.0 million in the second quarter of fiscal 1994. The net loss for the second quarter of fiscal 1994 included a restructuring charge of $14.4 million and a provision for excess inventories of $3.5 million. The improvement in the operating results of the Company in the second quarter of fiscal 1995 reflected the increase in revenues and gross profit margin in combination with the lower level of operating expenses.

Six Months Ended January 31, 1995 Compared to the
Six Months Ended January 31, 1994

       Net sales were $96.8 million for the six months ended January 31,1995 as compared to $85.3 million for the six months ended January 31, 1994. The increase in sales was primarily a result of the substantially higher level of mixed signal system shipments, particularly to European customers. However, this improvement in sales of the Company's mixed signal products was partially offset by lower digital system shipments in the six months ended January 31, 1995. Service revenues increased $2.2 million in the six months ended January 31, 1995 as compared to the six months ended January 31, 1994.

       The gross profit margin was 34.4% of net sales in the six months ended January 31, 1995 as compared to 30.4% of net sales, before a provision for excess inventories, in the six months ended January 31, 1994. The improvement in the gross profit margin was primarily a result of the increase in mixed signal shipments at higher margins. In addition, sales of digital systems in the six months ended January 31, 1995 were at comparatively higher selling prices. In the second quarter of fiscal 1994, the Company took a $3.5 million provision for excess inventories.

       Engineering and product development expenses decreased $0.7 million and selling, general and administrative expenses were $3.4 million lower in the six months ended January 31, 1995 as compared to the six months ended January 31, 1994. The reduction in operating expenses was a result of the Company's restructuring and cost reduction measures initiated in March 1994. The Company took a $14.4 million charge in the second quarter of fiscal 1994 as a result of this restructuring program.

       Interest expense was $0.6 million higher in the six months ended January 31, 1995 as compared to the six months ended January 31, 1994. The increase in interest expense is a result of the $20.0 million term loan the Company received from Ando Electric Co., Ltd. in July 1994. This increase was partially offset by a reduction in interest on lower average bank borrowings in the six months ended January 31, 1995 as compared to the six months ended January 31, 1994.

       The tax provision of $0.1 million in the six months ended January 31, 1995 relates to certain state and foreign tax provisions. The Company is in a net operating loss carryforward position in most tax jurisdictions. There was no tax provision in the six months ended January 31, 1994 due to the loss for the period.

       The Company's Japanese subsidiary's result of operations were approximately break-even in the six months ended January 31, 1995 and the minority partner's share of the subsidiary's results was insignificant. In the six months ended January 31, 1994, the Company's Japanese subsidiary operated at a loss and the minority partner's share of the subsidiary's loss was $0.4 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       In the six months ended January 31, 1995, the Company had net income of $2.7 million as compared to a net loss of $25.6 million in the six months ended January 31, 1994. The loss for the six months ended January 31, 1995 included a restructuring charge of $14.4 million and a provision for excess inventories of $3.5 million.

Liquidity and Capital Resources:

       Cash and equivalents were $21.4 million at January 31, 1995 as compared to $17.2 million at July 31, 1994. The increase in cash and equivalents of $4.2 million in the first six months of fiscal 1995 was a result of $7.9 million of net cash provided by operating activities, $4.1 million of net cash used for property and equipment expenditures and $0.4 million of net cash provided by financing activities.

       In the second quarter of fiscal 1995, net cash provided by operating activities was $10.0 million. The Company used $2.1 million in net cash for operating activities in the first quarter of fiscal 1995. The significant improvement in cash flow from operations in the second quarter of fiscal 1995 was primarily a result of the Company's ability to deliver systems more evenly during the quarter. As a result, the Company was able to increase the level of accounts receivable collections on shipments made during the period. Accounts receivable declined $9.4 million in the second quarter of fiscal 1995, although sales in the period increased $3.2 million over the first quarter of fiscal 1995. In the first six months of fiscal 1995, inventories increased $2.6 million to meet the higher sales levels and to allow for more even shipments during the period. The increase in accounts payable of $3.2 million in the first six months of fiscal 1995 relates to the higher level of inventory purchases during the period. At January 31, 1995, the Company had a restructuring reserve of $9.9 million remaining to cover the estimated future cash flows relating primarily to excess leased facilities. Cash outflows in the first six months of fiscal 1995 were $1.4 million for excess leased facilities and $0.4 million for severance payments.

       Additions to property and equipment of $4.1 million in the first six months of fiscal 1995 were less than deprecation charges of $4.7 million. Equipment additions during the period were primarily used in product development and customer support activities.

       At January 31, 1995 and July 31, 1994, the Company's Japanese subsidiary had $6.9 million in bank borrowings outstanding. The Company had no borrowings outstanding under its domestic bank line at January 31, 1995 or July 31, 1994.

       In the six months ended January 31, 1994, the Company used $13.8 million of net cash for operating activities as a result of the loss for the period, before restructuring charges and provision for excess inventories, and the increase in working capital requirements. The Company had $7.6 million of additions to property and equipment in the six months ended January 31, 1994, of which $2.8 million was financed through leasing arrangements. The Company received $4.0 million from the sale of its common stock to several private investors in January 1994. The Company also increased its bank borrowings by $5.4 million in the six months ended January 31, 1994 to help meet its cash requirements.

       Management believes that the Company has sufficient cash resources to meet its remaining fiscal 1995 cash requirements. These resources include existing cash balances, borrowing availability under domestic and Japanese bank lines and future cash flows from operations.

                          PART II -- OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits 27 - Financial Data Schedules

            (b) There were no reports on Form 8-K filed during the three months ended January 31, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LTX Corporation



   Date: March 14, 1995                    By:      /s/ Roger W. Blethen
         --------------                       ---------------------------------
                                                       Roger W. Blethen
                                                          President



   Date:                                   By:
        ---------------                       ---------------------------------
                                                       Martin S. Francis
                                                           President



   Date: March 14, 1995                    By:        /s/ John J. Arcari
        ---------------                       ---------------------------------
                                                        John J. Arcari
                                                           Treasurer
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)



   Date: March 14, 1995                    By:       /s/ Glenn W. Meloni
         --------------                       ---------------------------------
                                                       Glenn W. Meloni
                                                          Controller
                                                (Principal Accounting Officer)