Form 10-Q
period 1995-04-30
LTX CORP
filed 1995-06-14
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934


For Quarter Ended April 30, 1995                  Commission File Number 0-10761

                                LTX CORPORATION

             (Exact name of registrant as specified in its charter)


       MASSACHUSETTS                                              04-2594045
- -------------------------------                              -------------------
(State or other jurisdiction of                                I.R.S. Employer
incorporation or organization)                               Identification No.)


         LTX Park at University Avenue, Westwood, Massachusetts  02090
         -------------------------------------------------------------
             (address of principal executive offices and zip code)


       Registrant's telephone number, including area code  (617) 461-1000



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.         Yes  X    No
                                                               ---      ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                               Outstanding at June 9, 1995
- ---------------------------------------              ---------------------------
Common Stock, par value $0.05 per share                       26,692,587

                                LTX CORPORATION

                                     Index

                                                    Page Number
     Part I.   FINANCIAL INFORMATION

       Consolidated Balance Sheet                         1
         April 30, 1995 and July 31, 1994


       Consolidated Statement of Operations
         Three months and nine months ended
         April 30, 1995 and April 30, 1994                2


       Consolidated Statement of Cash Flows
         Nine months ended April 30, 1995
         and April 30, 1994                               3


       Notes to Consolidated Financial Statements         4


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations  5 - 9



     Part II.  OTHER INFORMATION

       Item 6 - Exhibits and Reports on Form 8-K         10



     SIGNATURES                                          11

                               LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                       (In thousands, except share data)

                                                      April 30,  July 31,
                                                        1995       1994
                                                      --------- ---------
    ASSETS
    Current assets:
     Cash and equivalents                             $ 27,627  $ 17,226
     Accounts receivable, less allowance of $700        30,133    33,323
     Inventories                                        45,845    42,672
     Other current assets                                4,943     3,848
                                                      --------  --------

      Total current assets                             108,548    97,069

    Property and equipment, net                         28,824    28,946
    Other assets                                         4,355     4,621
                                                      --------  --------
                                                      $141,727  $130,636
                                                      ========  ========


    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
     Notes payable and current portion of
      long-term liabilities                             $8,019    $7,307
     Accounts payable                                   18,672    15,545
     Accrued expenses and restructuring charges         17,851    21,497
     Unearned service revenues and customer advances     8,322     3,867
                                                      --------  --------
      Total current liabilities                         52,864    48,216


    Long-term liabilities, less current portion         21,474    21,632
    Convertible subordinated debentures                 20,392    20,195
    Stockholders' equity:
     Common stock, $0.05 par value                       1,328     1,311
     Additional paid-in capital                        118,230   117,457
     Accumulated deficit                               (72,561)  (78,175)
                                                      --------  --------
      Total stockholders' equity                        46,997    40,593
                                                      --------  --------
                                                      $141,727  $130,636
                                                      ========  ========



         See accompanying Notes to Consolidated Financial Statements.

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)
                                                     Three Months          Nine Months
                                                        Ended                Ended
                                                       April 30,            April 30,
                                                 --------------------  --------------------
                                                   1995         1994     1995         1994
                                                 -------      -------  --------    --------
    Net sales:
     Product                                     $47,318      $34,164  $132,010    $109,541
     Service                                       6,253        6,052    18,368      15,958
                                                 -------      -------  --------    --------
      Total net sales                             53,571       40,216   150,378     125,499
                                                 -------      -------  --------    --------

    Cost of sales:
     Product                                      31,451       25,485    87,743      78,742
     Service                                       3,429        3,237    10,614       9,363
     Provision for excess inventories                 --           --       --        3,500
                                                 -------      -------  --------    --------
      Total cost of sales                         34,880       28,722    98,357      91,605
                                                 -------      -------  --------    --------

       Gross profit                               18,691       11,494    52,021      33,894

    Engineering and product
     development expenses                          5,077        4,794    14,514      14,927

    Selling, general and
     administrative expenses                       9,544       10,353    28,265      32,523

    Restructuring charges                             --           --        --      14,376
                                                 -------      -------  --------    --------

       Income (loss) from operations               4,070       (3,653)    9,242     (27,932)

    Interest expense, net                          1,055          994     3,429       2,745
                                                 -------      -------  --------    --------

       Income (loss) before income
            taxes and minority interest            3,015       (4,647)    5,813     (30,677)

    Provision for income taxes                       104           --       199          --
                                                 -------      -------  --------    --------


       Income (loss) before minority interest      2,911       (4,647)    5,614     (30,677)

    Minority interest in net loss of subsidiary       --          316        --         736
                                                 -------      -------  --------    --------
       Net income (loss)                         $ 2,911      $(4,331) $  5,614    $(29,941)
                                                 =======      =======  ========    ========

    Primary and fully diluted net income           $0.10       ($0.17)    $0.20      ($1.18)
      (loss) per share

    Weighted average shares                       29,038       26,021    28,631      25,295


                     See accompanying Notes to Consolidated Financial Statements

                                        LTX CORPORATION

                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                          (Unaudited)
                                         (In thousands)

                                                                                   Nine Months
                                                                                      Ended
                                                                                    April 30,
                                                                                -----------------
                                                                                   1995    1994
                                                                                -------- --------
  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                           $ 5,614  $(29,941)
     Add (deduct) non-cash items:
      Depreciation and amortization                                               7,100     6,866
      Minority interest in subsidiary net loss                                               (736)
      Original issue discount amortization                                          197       191
      Translation loss                                                              290       430

    (Increase) decrease in:
      Accounts receivable                                                         3,834    (4,309)
      Inventories                                                                (3,173)   (1,159)
      Other current assets                                                         (408)     (586)
      Other assets                                                                 (277)      179

    Increase (decrease) in:
      Accounts payable                                                            2,892    (1,963)
      Accrued expenses and restructuring charges                                 (4,042)   14,511
      Unearned service revenues and customer advances                             4,455      (728)
                                                                                -------  --------
     Net cash provided by (used in) operating activities                         16,482   (17,245)
                                                                                -------  --------
  CASH USED IN INVESTING ACTIVITIES:
    Expenditures for property and equipment, net                                 (6,978)  (11,086)
                                                                                -------  --------
     Net cash used in investing activities                                       (6,978)  (11,086)
                                                                                -------  --------
  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                      4,000
    Proceeds from stock purchase and option plans                                   790       915
    Increase (decrease) in bank debt                                               (151)    4,745
    Proceeds from sale and leaseback of equipment                                           3,483
    Payments of long-term debt                                                     (306)     (113)
                                                                                -------  --------
     Net cash provided by  financing activities                                     333    13,030
                                                                                -------  --------

  Effect of exchange rate changes on cash                                           564      (177)
  Net increase (decrease) in cash and equivalents                                10,401   (15,478)
  Cash and equivalents at beginning of period                                    17,226    21,725
                                                                                -------  --------
     Cash and equivalents at end of period                                      $27,627  $  6,247
                                                                                =======  ========

  SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid during the period for:
     Interest                                                                   $ 4,005  $  3,744
     Income taxes                                                                   262         0


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


  3. Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead.
     Inventories consisted of the following at:

                                                                     April 30,  July 31,
                                                                       1995       1994
                                                                     ---------  --------
                                                                        (In thousands)
                   Raw materials                                      $12,989   $12,075
                   Work-in-process                                     21,459    18,810
                   Finished goods                                      11,397    11,787
                                                                      -------   -------
                                                                      $45,845   $42,672
                                                                      =======   =======


  4 .Interest expense and income were as follows:

                                                             Three Months                  Nine Months
                                                                Ended                         Ended
                                                               April 30,                    April 30,
                                                      -------------------------     ------------------------
                                                         1995           1994          1995           1994
                                                      ----------     ----------     ----------     ----------
                                                                          (In thousands)
          Expense                                       $1,168         $1,094         $3,743         $3,082
          Income                                          (113)          (100)          (314)          (337)
                                                        ------         ------         ------         ------
              Interest expense, net                     $1,055         $  994         $3,429         $2,745
                                                        ======         ======         ======         ======

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

                                                                                        Percentage
                                               Percentage of Net Sales              Increase/(Decrease)
                                         ----------------------------------     ---------------------------
                                           Three Months      Nine Months         Three Months  Nine Months
                                              Ended              Ended               1995         1995
                                            April 30,          April 30,             Over         Over
                                         ---------------    --------------
                                          1995     1994     1995     1994            1994         1994
                                         -------  ------   ------   ------         --------      -------
Net sales:
  Product                                 88.3%    85.0%    87.8%    87.3%           38.5%        20.5%
  Service                                 11.7     15.0     12.2     12.7             3.3         15.1
                                         -----    -----    -----    -----
       Total sales                       100.0    100.0    100.0    100.0            33.2         19.8
Cost of sales:
  Product                                 58.7     63.4     58.3     62.7            23.4         11.4
  Service                                  6.4      8.0      7.1      7.5             5.9         13.4
  Provision for excess inventories                                    2.8              --          N/M
                                         -----    -----    -----    -----
       Total cost of sales                65.1     71.4     65.4     73.0            21.4          7.4
                                         -----    -----    -----    -----
       Gross profit                       34.9     28.6     34.6     27.0            62.6         53.5

Engineering and product
  development expenses                     9.5     11.9      9.7     11.9             5.9         (2.8)

Selling, general and
  administrative expenses                 17.8     25.8     18.8     25.9            (7.8)      ( 13.1)
Restructuring charges                       --       --       --     11.5              --          N/M
                                         -----    -----    -----    -----
       Income (loss) from operations       7.6     (9.1)     6.1    (22.3)            N/M          N/M

Interest expense, net                      2.0      2.5      2.3      2.1             6.1         24.9
                                         -----    -----    -----    -----


       Income (loss) before income
          taxes & minority interest        5.6    (11.6)     3.8    (24.4)            N/M          N/M

Provision for income taxes                 0.2       --      0.1       --             N/M          N/M
                                         -----    -----    -----    -----


       Income (loss) before minority
          interest                         5.4    (11.6)     3.7    (24.4)            N/M          N/M

Minority interest in net loss of
    subsidiary                              --      0.8       --      0.5             N/M          N/M
                                         -----    -----    -----    -----
       Net income (loss)                   5.4%   (10.8)%    3.7 %  (23.9)%           N/M          N/M
                                         =====    =====    =====    =====

RESULTS OF OPERATIONS:
- ----------------------

Three Months Ended April 30, 1995 Compared to the
Three Months Ended April 30, 1994

         Net sales were $53.6 million in the third quarter of fiscal 1995 as compared to $40.2 million in the third quarter of fiscal 1994. The Company continued to experience increasing demand for its products during the third quarter of fiscal 1995 as semiconductor industry conditions remained strong. Sales of linear and mixed signal systems increased about 50% in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994. During the third quarter of fiscal 1995, the Company began volume deliveries of its new lower cost and smaller sized Synchro ProductionPac system. Shipments of the Company's digital systems in the third quarter of fiscal 1995 increased about 25% over the third quarter of fiscal 1994. Shipments during the third quarter of fiscal 1995 were made to a broader base of customers than in the first six months of fiscal 1995, with no single customer accounting for more than 12% of net sales.

         The gross profit margin was 34.9% of net sales in the third quarter of fiscal 1995 as compared to 28.6% in the third quarter of fiscal 1994. The increase in sales over the third quarter of fiscal 1994 resulted in proportionately lower fixed manufacturing costs on the higher level of shipments. In addition, Synchro margins improved over the third quarter of fiscal 1994, in part due to shipments of the lower cost ProductionPac system.

         Engineering and product development expenses were $0.3 million higher in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994. The increase in engineering expenses relates to the on-going product development programs for the Company's Delta series and Synchro products.

         Selling, general and administrative expenses were $0.8 million lower in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994. The lower level of expenses is primarily a result of the cost reduction measures the Company initiated in March 1994, which included a workforce reduction and the elimination of excess leased facilities.

          Interest expense was $0.1 million higher in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994. The additional interest on the $20.0 million term loan the Company received in July 1994 was largely offset by reduced interest on lower average bank borrowings during the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994.

         The tax provision of $0.1 million in the third quarter of fiscal 1995 relates to certain state and foreign tax provisions. The Company is in a net operating loss carryforward position in most tax jurisdictions. In the third quarter of fiscal 1994, the Company had no tax provision due to the loss for the period.

         The Company's Japanese subsidiary operated at a small profit in the third quarter of fiscal 1995 and the minority partner's share of the subsidiary's operating results was insignificant. In the third quarter of fiscal 1994, the minority partner's share of the subsidiary's loss for the period was $0.3 million.

         The Company had net income of $2.9 million in the third quarter of fiscal 1995 as compared to a net loss of $4.3 million in the third quarter of fiscal 1994. The improvement in operating results was primarily due to the $7.2 million increase in gross margin on $13.4 million in additional sales in the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994.


Nine Months Ended April 30,1995 Compared to
Nine Months Ended April 30,1994

         Net sales were $150.4 million for the nine months ended April 30, 1995 as compared to $125.5 million for the nine months ended April 30, 1994. Strong semiconductor industry conditions during fiscal 1995 have resulted in an increase in demand for the Company's linear and mixed signal systems. Sales of these products were about 43% higher during the nine months ended April
30, 1995 as compared to the nine months ended April 30, 1994. Shipments of linear and mixed signal systems increased across all geographic regions, particularly to European customers. Sales to various world-wide facilities of two European customers accounted for approximately 24% of total sales for the nine months ended April 30, 1995. Service revenues also increased $2.4 million in the nine months ended April 30, 1995 over the nine months ended April 30, 1994. Although sales of digital systems were substantially lower in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994, shipments increased 38% during the second and third quarters of fiscal 1995, combined, as compared to the second and third quarters of fiscal 1994.

         The gross profit margin was 34.6% of net sales in the nine months ended April 30, 1995 as compared to 27.0% of net sales in the nine months ended April 30, 1994. The improvement in the gross profit margin was largely a result of proportionately lower fixed manufacturing costs on the higher shipment levels and the increase in linear and mixed signal shipments at higher margins. In the nine months ended April 30, 1994, a provision for excess inventories reduced the gross profit margin by 2.8% of net sales.

         Engineering and product development expenses decreased $0.4 million and selling, general and administrative expenses were $4.3 million lower in the nine months ended April 30, 1995 as compared to the nine months ended April 30, 1994. The reduction in operating expenses was a result of the Company's restructuring and cost reduction measures initiated in March 1994. The Company took a $14.4 million charge in the second quarter of fiscal 1994 as a result of this restructuring program.

         Interest expense was $0.7 million higher in the nine months ended April 30, 1995 as compared to the nine months ended April 30, 1994. The increase in interest expense is a result of the $20.0 million term loan the Company received in July 1994. This increase was partially offset by the reduction in interest on lower average bank borrowings in the nine months ended April 30, 1995 as compared to the nine months ended April 30, 1994.

         The tax provision of $0.2 million in the nine months ended April 30, 1995 relates to certain state and foreign tax provisions. The Company is in a net operating loss carryforward position in most tax jurisdictions. There was no tax provision in the nine months ended April 30, 1994 due to the loss for the period.

         The Company's Japanese subsidiary's results of operations were approximately break-even in the nine months ended April 30, 1995 and the minority partner's share of the subsidiary's results was insignificant. In the nine months ended April 30, 1994, the Company's Japanese subsidiary operated at a loss and the minority partner's share of the subsidiary's loss was $0.7 million.

         In the nine months ended April 30, 1995, the Company had net income of $5.6 million as compared to a net loss of $29.9 million in the nine months ended April 30, 1994. The loss for the nine months ended April 30, 1994 included a restructuring charge of $14.4 million and a provision for excess inventories of $3.5 million.


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

         Cash and equivalents were $27.6 million at April 30, 1995 as compared to $17.2 million at July 31, 1994. The increase in cash and equivalents of $10.4 million in the first nine months of fiscal 1995 was a result of $16.5 million of net cash provided by operating activities, $7.0 million of net cash used for property and equipment expenditures, $0.3 million of net cash provided by financing activities, and the favorable effect of exchange rate changes on cash of $0.6 million.

         Accounts receivable declined $3.8 million from July 31, 1994 to April 30, 1995, although sales were $10.7 million higher in the three months ended April 30, 1995 as compared to the three months ended July 31, 1994. The improvement in accounts receivable is primarily due to more even shipments during the first nine months of fiscal 1995, which has resulted in a higher level of collections on shipments made during the period. In the first nine months of fiscal 1995, inventories increased $3.2 million to meet the higher sales levels and to allow for more even shipments during the period. The increase in accounts payable of $2.9 million in the first nine months of fiscal 1995 relates to the higher level of inventory purchases during the period. During the third quarter of fiscal 1995, the Company received approximately $4.0 million in advance payments for systems to be delivered after April 30, 1995. At April 30, 1995, the Company had a restructuring reserve of $8.8 million remaining to cover the estimated future cash flows relating primarily to excess leased facilities. Cash outflows in the first nine months of fiscal 1995 were $2.9 million for excess leased facilities and $0.6 million for severance payments.

         Additions to property and equipment of $7.0 million in the first nine months of fiscal 1995 were about equal to depreciation charges of $7.1 million. Equipment additions during the period were primarily used in product development and customer support activities.

         At April 30, 1995 and July 31, 1994, the Company's Japanese subsidiary had $7.7 million and $6.9 million in bank borrowings outstanding, respectively. The Company had no borrowings outstanding under its domestic bank line at April 30, 1995 or July 31, 1994.

         In the nine months ended April 30, 1994, the Company used $17.2 million of net cash for operating activities as a result of the loss for the period, before restructuring charges and provision for excess inventories, and the increase in working capital requirements.

The Company had $11.1 million of additions to property and equipment in the nine months ended April 30, 1994, of which $3.5 million was financed through leasing arrangements. The Company received $4.0 million from the sale of its common stock to several private investors in January 1994. The Company also increased its bank borrowings by $4.7 million in the nine months ended April 30, 1994 to help meet its cash requirements.

         Management believes that the Company has sufficient cash resources to meet its remaining fiscal 1995 cash requirements. These resources include existing cash balances, borrowing availability under domestic and Japanese bank lines and future cash flows from operations.

                          PART II -- OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits
                      27  -  Financial Data Schedule

               (b) There were no reports on Form 8-K filed during the three months ended April 30, 1995.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LTX Corporation



Date: June 13, 1995                   By:         /s/ Roger W. Blethen
      -----------------------             ---------------------------------
                                                    Roger W. Blethen
                                                       President



Date:                                 By:
      -----------------------             ---------------------------------
                                                   Martin S. Francis
                                                       President



Date: June 13, 1995                   By:        /s/ John J. Arcari
      -----------------------             ---------------------------------
                                                    John J. Arcari
                                                       Treasurer
                                               Chief Financial Officer
                                             (Principal Financial Officer)



Date: June 13, 1995                   By:        /s/ Glenn W. Meloni
      -----------------------             ---------------------------------
                                                   Glenn W. Meloni
                                                     Controller
                                             (Principal Accounting Officer)