Form 10-K405
period 1995-07-31
LTX CORP
filed 1995-09-19
CIK 357020

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JULY 31, 1995

                                       OR
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

          Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS               ON WHICH REGISTERED
            -------------------              ---------------------
                                     None
            ------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.05 Per Share
               7 1/4% Convertible Subordinated Debentures Due 2011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES  /X/       NO  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the common stock held by non-affiliates of the registrant on September 13, 1995 was $400,417,500.

     Number of shares outstanding of each of the issuer's classes of common stock as of September 13, 1995:

          Common Stock, Par Value $0.05 Per Share, 29,336,759 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT IN CONNECTION WITH ITS 1995 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDING JULY 31, 1995 ARE INCORPORATED BY REFERENCE INTO PART II.
================================================================================

                                LTX CORPORATION

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I
  Item 1.  Business..................................................................     1
            Overview.................................................................     1
            Industry Background......................................................     1
            Company Strategy.........................................................     2
            Products and Markets.....................................................     3
            Linear/Mixed Signal Products.............................................     5
            Digital Products.........................................................     6
            Discrete Products........................................................     7
            Service..................................................................     7
            Sales and Distribution...................................................     8
            Customers................................................................     8
            Geographic Sales.........................................................     8
            Engineering and Product Development......................................     9
            Manufacturing and Supply.................................................     9
            Competition..............................................................     9
            Backlog..................................................................     9
            Proprietary Rights.......................................................    10
            Executive Officers of the Company........................................    10
            Environmental Affairs....................................................    11
  Item 2.  Properties................................................................    11
  Item 3.  Legal Proceedings.........................................................    11
  Item 4.  Submission of Matters to a Vote of Security Holders.......................    11



PART II
  Item 5.  Market Value for the Registrant's Common Stock and Related
            Security Holder Matters..................................................    12
  Item 6.  Selected Consolidated Financial Data......................................    13
  Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................    14
            Quarterly Results of Operations (unaudited)..............................    18
  Item 8.  Financial Statements and Supplementary Data...............................    20
            Report of Independent Public Accountants.................................    20
            Consolidated Statement of Operations.....................................    21
            Consolidated Balance Sheet...............................................    22
            Consolidated Statement of Stockholders' Equity...........................    23
            Consolidated Statement of Cash Flows.....................................    24
            Notes to Consolidated Financial Statements...............................    25
  Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.................................................    33

                                                                                        PAGE
                                                                                        ----
PART III
  Item 10. Directors and Executive Officers of the Registrant........................    33
  Item 11. Executive Compensation....................................................    33
  Item 12. Security Ownership of Certain Beneficial Owners and Management............    33
  Item 13. Certain Relationships and Related Transactions............................    33


PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    33
            Financial Statements.....................................................    33
            Schedules................................................................    33
            Listing of Exhibits......................................................    33
            Reports on Form 8-K......................................................    35
            Exhibits.................................................................    35
  Signatures.........................................................................    36

LTX(R), HiPer(R) and enVision(TM) are all trademarks of LTX Corporation.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     LTX designs, manufactures and markets automatic test equipment for the semiconductor industry that is used to test digital, linear and mixed signal (a combination of digital and linear) integrated circuits ("ICs") and discrete semiconductor components. The Company currently offers three lines of test systems: digital test systems, which test digital ICs, including microprocessors and microcontrollers; linear/mixed signal test systems, which test a wide range of linear and mixed signal ICs; and discrete component test systems, which test small signal and high power semiconductor components. The Company also sells service and applications support for its test systems. The semiconductors tested by the Company's systems are widely used in the computer, communications, automotive and consumer electronics industries. The Company markets its products worldwide to both manufacturers and users of digital, linear and mixed signal ICs and discrete semiconductor components.

INDUSTRY BACKGROUND

     All semiconductor manufacturers use semiconductor test equipment ("STE") in the design and manufacture of ICs. During design, STE is used for design verification, characterization, qualification and failure analysis of ICs. During manufacture, STE is used during wafer probing to select usable ICs and after packaging to classify ICs by performance characteristics and to assure conformance with quality standards. Typically, all ICs are tested two or more times during the manufacturing process. In addition, certain large electronic equipment manufacturers employ STE for incoming inspection and for further classification of ICs.

     Demand for STE is driven by overall business expansion in the semiconductor industry and advances in semiconductor technology. When demand for semiconductors increases, semiconductor manufacturers will often purchase STE to meet their growing capacity requirements. Advances in semiconductor technology have allowed for increasingly complex semiconductor devices with improved performance, lower cost and greater reliability than earlier generations of devices. As a result, the use of semiconductors has proliferated across many industries, particularly in applications for the computer, communications, automotive and consumer electronics industries. In turn, semiconductor manufacturers are demanding STE that is faster, more versatile, more accurate, more productive and easier to program and maintain.

     According to industry sources, worldwide sales of STE totaled approximately $2.3 billion in 1994. Sales of STE for testing of digital, linear and mixed signal ICs and discrete components, which are the markets in which the Company participates, accounted for approximately $1.5 billion of this total. STE for testing of memory ICs accounted for the balance. Worldwide semiconductor shipments increased by approximately 29% and 32% in 1993 and 1994, respectively, and by approximately 45% in the first six months of 1995 over the comparable 1994 period. Worldwide shipments of STE increased by approximately 37% in 1994.

     Prices of STE systems generally increase as their capabilities increase. The acquisition of STE represents a significant investment on the part of the Company's customers, who typically consider both the capital and long term operating costs of the test system in the acquisition process. Factors that can vary from one test system to another, and thereby affect the total cost of testing, include:

     Speed. A test system that offers faster test times or that is able to test more than one device at a time is able to test a greater number of devices over its product life, thus increasing the system's efficiency and reducing the customer's cost of testing.

     Accuracy. Superior accuracy improves the yield of the semiconductor production process because it reduces the number of good devices that are improperly rejected and permits the selection of a higher number of premium devices.

     Efficiency. Greater efficiency in test program preparation, loading and debugging leads to faster time to market for newly-designed semiconductors.

     Software. Test system operating software which is easier to use and more powerful reduces the amount of engineering resources needed to develop test programs and operate test systems.

     Reliability. A test system that operates with minimal downtime allows the customer's production and engineering work to proceed without frequent intervention and provides more cost-effective operation.

     System Architecture. Test system architecture that is modular extends the product life of a test system because the system can be adapted to meet the customer's new requirements while largely retaining compatibility with existing test programs.

     Customer Support. Customer specific applications programs, worldwide service and customer training contribute to the efficient use of STE and minimize the customer's cost of testing.

COMPANY STRATEGY

     LTX's objective is to be the leading supplier of STE in the markets in which it participates. The key elements of the Company's strategy are as follows:

  Focus on Leading-Edge Devices

     The Company's test systems are designed to meet the design and production test requirements of leading-edge digital, linear and mixed signal ICs and discrete components. Testing of these devices requires high performance test systems. The Company believes that only STE manufacturers with sophisticated technological ability are able to compete effectively in this sector of the STE market. Moreover, the Company believes that by focusing on testing advanced devices, it is able to gain valuable insight into future market opportunities.

  Develop Adaptable Test Systems

     The Company designs its test systems so that they may be adapted and improved to meet its customers' future needs. This philosophy is reflected in the modular architecture of many of the Company's products, which permits both capacity additions and upgrading of performance as the Company develops new modular options and associated software. When possible, the Company also seeks to enable its customers to bridge different generations of the Company's products. For example, the Company's enVision software has been designed to operate on its new Delta Series products, as well as on its Master Series products.

  Provide Application Specific Solutions

     The Company is committed to providing complete test solutions to its customers by having a substantial group of engineers strategically located at customer support centers throughout the world. By actively participating in the application of its test systems, the Company is able to learn more about requirements for new devices and to improve the design of future test systems. LTX also believes that its participation in the application of its test systems enables its customers to get devices to market more rapidly and builds stronger ties with these customers.

  Leverage Worldwide Presence

     The semiconductor business is a worldwide industry, with well-established manufacturers in the United States, Europe and the Far East. The Company has nine offices in the United States, and in Europe maintains sales and support offices in the United Kingdom, France, Italy and Germany. In recent years, an increasing portion of semiconductor test and assembly operations has been conducted in the Pacific Rim by manufacturers based in the United States and Europe, as well as by local manufacturers. LTX has established sales and support offices in Korea, Taiwan and Singapore to focus on the specific needs of the markets within the Pacific Rim. In addition, through a majority-owned subsidiary, the Company provides sales and support services at three locations in Japan. The Company believes that this network of sales and support centers improves its ability to sell and support its products to the world's major semiconductor manufacturers.

  Execute Strategic Alliances in Japan

     The Japanese semiconductor industry represents the second largest market in the world for STE. In Japan, the Company encounters significant competition from local STE manufacturers. In fiscal 1990, the Company strengthened its resources and presence in Japan by forming a joint venture with Sumitomo Metal Industries, Ltd. ("SMI") through which the Company currently sells and services its products in Japan. In addition, in fiscal 1993, the Company entered into a development, manufacturing and marketing agreement with Ando, a Japanese STE manufacturer and majority owned subsidiary of NEC, relating to the Delta 50, a new digital test system that the Company introduced in fiscal 1994. The Company believes that its alliance with Ando will better enable it to penetrate the Japanese digital production STE market. Moreover, since the Delta 50 is compatible with other Delta Series machines, the Company believes that sales of Delta 50 test systems to key Japanese semiconductor manufacturers will increase the Company's opportunities to sell other Delta Series test systems to these same manufacturers. In fiscal 1995, the Company entered into a development, manufacturing and marketing agreement with Asia Electronics, Inc. ("Asia"), a Japanese STE manufacturer which is 50% owned by Toshiba Corporation ("Toshiba"), relating to a new discrete component test system for testing integrated power modules that the Company plans to introduce in 1996. The Company believes that its alliance with Asia will increase LTX's penetration of the market for discrete component test systems in Japan.

  Emphasize Quality and Reliability

     The Company's People Driven Quality (PDQ) Program is designed to continually improve all of its processes and increase the satisfaction of its customers. The Company believes that this program will lead to: more efficient and timely performance in engineering projects; improvement in manufacturing costs through the reduction of defective products and manufacturing cycle time; better on-time delivery performance; and greater reliability of its test systems.

PRODUCTS AND MARKETS

     Product Overview

     The Company offers products in three broad product categories:

     - Systems that are used to test linear and mixed signal devices, which include the Synchro Series and Ninety;

     - Systems that are used to test digital devices, which include the Delta Series and Master Series, and enVision test development software; and

     - Discrete component test systems, marketed as the iPTest product line.

     Since its inception, the Company has shipped over $1.8 billion of products, including approximately $1.2 billion of linear/mixed signal test systems and approximately $600 million of digital test systems. In fiscal 1995, sales of linear/mixed signal test systems, digital test systems and discrete component test systems represented approximately 57%, 28% and 3%, respectively, of total net sales of the Company with service revenues representing 12%.

     The Company's test systems are used by semiconductor manufacturers for design verification, characterization, qualification and failure analysis of ICs. In addition, certain large electronic equipment manufacturers use the Company's test systems for incoming inspection and for further classification of ICs. All of the Company's test systems are comprised of multiple computer-controlled instruments which send signals to a device under test and measure the responses of that device to classify the device by performance characteristics and to ensure conformance with quality standards. The Company's test system instrumentation is controlled by operating system software which is developed by the Company. The Company also develops and sells test programs for specific devices and offers software packages for use by semiconductor manufacturers for test simulation in engineering design and test program generation, data collection and statistical analysis in manufacturing.

     Linear and Mixed Signal ICs

     Linear ICs are used in almost every electronic application. Physical occurrences, such as sound, images, temperature, pressure, speed, acceleration, position and rotation, consist of continuously varying information. Linear ICs are used to amplify, filter and shape this information. Mixed signal ICs convert the signals from linear ICs into digital signals that can be processed by a computer. Mixed signal devices also convert processed digital information into a linear form to control physical phenomena or to improve sound and images.

     Linear and mixed signal ICs are widely used in automobiles, appliances, personal computers, telephones, personal communication products and home entertainment products such as video cassette recorders, cameras, compact disc players and video games. The complexity and density of these ICs have increased rapidly over the past several years, as the demand for portable, battery-operated products has required IC manufacturers to integrate more functions on each chip and reduce size and power consumption. These technological advances have resulted in increased demand for higher performance linear/mixed signal test systems.

     Listed in the following table are certain customers for the Company's linear/mixed signal test systems by market segment.

--------------------------------------------------------------------------------------------
            DEVICE APPLICATIONS                                  CUSTOMERS
--------------------------------------------------------------------------------------------
  Automotive                                    General Motors, Motorola,
                                                National Semiconductor
--------------------------------------------------------------------------------------------
  Consumer                                      Motorola, National Semiconductor, Siemens,
                                                Sony, SGS Thomson
--------------------------------------------------------------------------------------------
  Datacommunications                            Austria Mikro Systeme ("AMS"),
                                                Newbridge Networks, Rockwell
--------------------------------------------------------------------------------------------
  Disk drives                                   National Semiconductor, Philips, Silicon
                                                Systems, SGS Thomson
--------------------------------------------------------------------------------------------
  Industrial                                    Cardiac Pacemakers, Maxim,
                                                National Semiconductor, Sony
--------------------------------------------------------------------------------------------
  Telecommunications                            AMS, AT&T, Philips, SGS Thomson
--------------------------------------------------------------------------------------------
  Wireless communications                       AMS, AT&T, Motorola, National Semiconductor
--------------------------------------------------------------------------------------------

     Digital ICs

     Digital ICs include microprocessors, microcontrollers, programmable DSPs (digital signal processing), microperipherals and logic/ASIC (application specific IC) devices. These ICs are used for computing, controlling and calculating functions, and are at the heart of most electronic products. The most well known of these devices is the microprocessor, which is the enabler of personal computer technology. Microcontrollers, however, are much more broadly used in automobiles, appliances, home entertainment products and many other electronic products which utilize electronic control functions. According to industry statistics, fewer than 200 million microprocessors were manufactured worldwide during 1994, while more than 2.5 billion microcontrollers were manufactured that year. The unit growth alone from 1993 to 1994 in microcontrollers shipped was approximately double the total production for microprocessors in 1994. Microprocessors can cost hundreds or even thousands of dollars, while microcontrollers typically cost tens of dollars. However, testing of microcontrollers can be as complex as microprocessors and requires high performance test systems.


     The following table sets forth types of devices tested by certain customers of the Company's digital test systems.

--------------------------------------------------------------------------------------------
            DEVICE APPLICATIONS                                  CUSTOMERS
--------------------------------------------------------------------------------------------
  ASICs                                         National Semiconductor, Silicon Systems,
                                                Symbios Logic, Western Digital
--------------------------------------------------------------------------------------------
  Logic                                         ASAT, Gould/AMI, Harris, Lucky Goldstar,
                                                Silicon Systems
--------------------------------------------------------------------------------------------
  Microcontrollers                              Microchip Technology, National Semiconductor
--------------------------------------------------------------------------------------------
  Microprocessors                               Motorola, NEC, Symbios Logic
--------------------------------------------------------------------------------------------
  PC chip sets                                  ACER, ASE Test, Samsung,
                                                Taiwan Semiconductor (TSMC)
--------------------------------------------------------------------------------------------

LINEAR/MIXED SIGNAL PRODUCTS

     LTX offers two product lines for testing linear/mixed signal ICs, the Synchro Series and Ninety, introduced in 1990 and 1986, respectively.

Synchro Series

     The Synchro is the latest generation of the Company's linear/mixed signal test systems. Synchro test systems are designed for high throughput testing of linear devices and for testing mixed signal devices that require high digital pattern rates and high digital pin counts along with analog signal generation and measurement requirements. The Synchro features DSP(digital signal processor) - per-pin architecture which allows for concurrent control of both linear and digital resources at each pin of the IC under test. This design permits the generation of test signals and measurements on many device pins at the same time, producing faster test times on high pin count ICs. The Synchro systems are modular in design which enables customers to add new options to their systems in the future. This allows customers to increase the capability of their Synchro system to meet their new test requirements. Since its introduction, the Company has significantly upgraded the performance and capabilities of the Synchro through the introduction of new hardware and software.

     The Synchro Series includes the Synchro II, Synchro Plus and Synchro ProductionPAC test systems:

     Synchro II. The configuration of the Synchro II test system is flexible. This permits LTX customers to choose from a wide array of options to meet the test requirements of a broad range of linear/mixed signal devices.

     Synchro Plus. The Synchro Plus test system is configured with SuperSpeed Data Pins which can test mixed signal devices at data rates of up to 400 MHz. The Synchro Plus system addresses the test requirements of new, high speed devices used in applications such as disk drives for personal computers and advanced ATM(Asynchronous Transfer Mode) interface boards used to support the development of the information superhighway.

     Synchro ProductionPAC. The Synchro ProductionPAC test systems are lower cost, smaller footprint, specifically focused configurations that address the production requirements of high volume, low cost mixed signal devices. The RFPAC system is configured to test devices used in the rapidly expanding wireless communications market. The PowerPAC addresses "smart" power devices that are being increasingly used in automobiles and consumer electronics. The TelePAC addresses commodity ICs used in telecommunications. The ConverterPAC is focused on devices used in multimedia applications.

     All Synchro Series test systems are fully compatible in hardware, software and specification. Current prices range from approximately $400,000 for a Synchro ProductionPAC system to approximately $2,000,000 for a high pin count Synchro Plus system.

     Ninety

     The Ninety system is an improved version of the LTX77, the Company's first linear/mixed signal test system introduced in 1977. Although the Synchro has largely superseded the Ninety, the Company continues to manufacture the Ninety, primarily for customers who are already using the Ninety or LTX77 systems and desire to expand capacity. Many of the Ninety or LTX77 systems the Company has previously sold are currently still in use. In the past, the Company has upgraded the performance and capabilities of the Ninety system through the introduction of new hardware and software. As with the Synchro, a wide array of options are available. The current prices for a Ninety system range from approximately $200,000 to approximately $700,000, depending on the system configuration.

     Software Tools

     The Company offers software for test program generation and debugging in manufacturing, called Device Tool, with its Synchro test systems. The Company also offers data collection and statistical analysis software, called dataVision. This software is test system independent and provides customers with solutions for integrated yield management in manufacturing and engineering device characterization. Device Tool typically sells for approximately $25,000 and dataVision typically sells for approximately $100,000.

DIGITAL PRODUCTS

     LTX offers two product lines for testing digital ICs, the Delta Series and Master Series, which are marketed under the Trillium name. The Delta Series and Master Series product lines are based on a resource-per-pin architecture which allows for a complete set of the test system's key features (timing generators, waveform formatting and pattern memory) for each pin channel of the test system. The Company believes that this architecture provides for faster, simpler characterization and engineering debugging of new ICs, better system timing accuracy, and simplified interfacing with computer-aided design systems. The Company's enVision test development software is sold with both the Delta Series and Master Series product lines.

Delta Series

     The Company's new line of digital test systems, the Delta Series, includes the Delta 50, Delta/ST and the Delta 100. Introduced in 1994, the Delta 50 was designed to meet the production test requirements of newer high volume, lower cost devices such as microcontrollers. The Delta 50 has a compact design and is capable of testing 512 pins at data rates of up to 50 MHz or 256 pins at data rates of up to 100 MHz. The Delta/ST, introduced in 1995, incorporates Synchro mixed signal technology with Delta Series digital technology to address the test requirements of a new generation of devices with high performance analog signal interfaces to complex digital functions. These new devices are enabling the development of powerful, yet low cost consumer electronic products in areas such as multimedia and portable communications. The Delta 100, also introduced in 1994, was designed to test high performance microprocessors and the ICs that make up the chip sets that are used with them. The Delta 100 can test up to 512 pins at data rates of up to 100 MHz with timing accuracy of 150 pico seconds. The Delta 50, Delta/ST, and Delta 100 operate with the Company's enVision software providing customers with compatibility among these systems. The current prices for the Delta Series test systems range from approximately $500,000 for a low pin count Delta 50 to approximately $4,000,000 for a high pin count Delta 100.

     In fiscal 1993, the Company entered into a development, manufacturing and marketing agreement with Ando, a Japanese STE manufacturer and majority owned subsidiary of NEC, relating to the Delta 50. The Company has developed the Delta 50 in conjunction with Ando and has granted Ando exclusive rights to manufacture the Delta 50 in Japan. The Company has retained exclusive rights to manufacture the Delta 50 outside of Japan. Ando has the exclusive right to sell the Delta 50 in Japan and the Company has exclusive marketing rights for the rest of the world, with certain exceptions in each case. In connection with this agreement, the Company has received a payment of $6.5 million from Ando and will receive royalty payments on sales of the Delta 50 by Ando. In July 1994, the Company amended its development agreement with Ando to allow for further development enhancements to the Delta 50.

Master Series

     The Master Series product line includes the Deltamaster and Micromaster test systems, which are enhanced versions of the Company's original digital test system. The Deltamaster, introduced in 1990, is a high-performance system with the capability of testing up to 256 pins at data rates of up to 80 MHz. The Micromaster, introduced in 1987, is a lower-priced system that can test up to 256 pins at data rates of up to 40 MHz. The Micromaster is device interface and software compatible with the Deltamaster. Although the Delta Series product line is expected to eventually replace the Master Series, the Company will continue to sell the Master Series test systems, primarily to customers who are already using these systems and desire to expand capacity. The current prices for the Master Series range from approximately $400,000 for a low pin count Micromaster to approximately $2,000,000 for a high pin count Deltamaster.

enVision

     In fiscal 1993, the Company completed the development of its new object-oriented enVision programming software for use on all its digital test systems. In earlier generation software languages, programming commands made direct reference to the hardware of the test system, which required the user to have a detailed knowledge of the system's hardware. In contrast, this detailed knowledge is not required when using enVision, thereby allowing the programmer to focus attention on refining the test program for the specific IC under test. Thus, the Company has designed enVision to be more device oriented than tester oriented. enVision permits a user to test multiple devices at the same time, significantly improving the throughput of the Company's digital test systems. enVision is an integral feature of the Delta Series product line and can be purchased by customers of the Master Series product line. The current price for enVision is approximately $15,000 per workstation.

DISCRETE PRODUCTS

     The Company's iPTest systems are used to test discrete semiconductor components, such as diodes, small signal transistors and power transistors, as well as arrays of these components. These discrete components are used in every area of electronics. For example, diodes are used in consumer, industrial and automotive applications; small signal transistors are used in consumer electronics, such as hearing aids and portable radios; and power transistors are used in audio amplifiers, radios and televisions. iPTest systems are also capable of accurately measuring the characteristics of transient voltage suppression components, which are widely used to protect personal computers and telecommunications products from harmful voltage spikes or surges.

     The Company expects that arrays of discrete components, such as multi-device modules, will replace transistors in electric motor control and will permit a wider use of semiconductors in extremely high power applications, such as air conditioners, domestic appliances, electric locomotives and automobiles. These arrays of discrete components are mostly constructed from high power transistors of IGBT (insulated gate bipolar transistor) technology. In 1995, the Company introduced new options to its iPTest systems for high volume production testing of these discrete power components. The Company believes that these newer components may become the most significant market for discrete component test systems. In 1995, the Company entered into a development, manufacturing and marketing agreement with Asia, a Japanese STE manufacturer which is 50% owned by Toshiba, relating to a new discrete component test system.

     Prices of iPTest systems currently range from approximately $100,000 to approximately $700,000, depending on the system configuration and testing specifications.

SERVICE

     The Company considers service to be an important aspect of its business. The Company's worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by the Company, including routine servicing of components manufactured by third parties. The Company includes a one-year parts and three-month labor warranty on test systems or options designed and manufactured by the Company, and a three-month labor warranty on components that have been purchased from other manufacturers and incorporated into the Company's test systems. The Company also provides training on the maintenance and operation of test systems sold to its customers.

     The Company offers a wide range of service contracts which gives its customers flexibility to select the maintenance program best suited to their needs. Customers may purchase service contracts which extend maintenance beyond the initial warranty provided by the Company with the sale of its test systems. Many customers enter into annual or multiple-year service contracts over the life of the equipment. The pricing of contracts is based upon the level of service provided to the customer and the time period of the service contract. As the installed base of LTX test systems has grown, service revenues have been increasing on an annual basis. The Company believes that service revenues should be less affected by the cyclicality of the semiconductor industry than sales of test equipment. The Company maintains 22 service centers around the world.

SALES AND DISTRIBUTION

     The Company sells its products primarily through its worldwide sales organization. In Japan, the Company sells, services and supports its products through its joint venture with SMI, except that Ando has the right to manufacture and sell the Delta 50 to certain customers in Japan and to sell the Delta 100 to these customers. The Company will share with its SMI joint venture specified portions of the royalties to be paid by Ando on any sales by it of the Delta 50 and of the revenues received on the Delta 100. In the future, Asia will be selling the Company's iPTest systems to certain customers in Japan. The Company uses a small number of independent sales representatives in certain other regions of the world.

CUSTOMERS

     The Company's customers include many of the world's leading semiconductor manufacturers. The Company's major customers in fiscal 1995 included:

ASAT                                    Motorola
AT&T                                    National Semiconductor
Austria Mikro Systeme                   Philips
Hitachi                                 SGS Thomson
Intel                                   Sony

     Sales to these major customers accounted for approximately 60% of net sales in fiscal 1995. Sales to Philips accounted for approximately 17% of net sales in fiscal 1995. No single customer accounted for 10% or more of net sales in fiscal 1994. Sales to Intel accounted for approximately 16% of net sales in fiscal 1993.

GEOGRAPHIC SALES

     The following table sets forth the Company's net sales by geographic area as a percentage of total net sales for each of the Company's last three fiscal years:

                                                                         % OF TOTAL NET SALES
                                                                     ----------------------------
                                                                     FISCAL     FISCAL     FISCAL
                                                                      1993       1994       1995
                                                                     ------     ------     ------
North America......................................................    52.7%      38.8%      33.7%
Europe.............................................................    12.0       14.5       15.8
Japan..............................................................     5.5       12.5       10.2
Rest of world (principally Pacific Rim)............................    29.8       34.2       40.3
                                                                      -----      -----      -----
          Total....................................................   100.0%     100.0%     100.0%
                                                                      =====      =====      =====

     Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. For information about the Company's foreign operations and export sales see Note 10 of Notes to the Company's Consolidated Financial Statements.

ENGINEERING AND PRODUCT DEVELOPMENT

     The STE market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. The Company's ability to remain competitive in the digital, linear and mixed signal IC and discrete component markets will depend upon its ability to successfully enhance existing test systems and develop new generations of test systems and to introduce these new products on a timely and cost-effective basis. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering and product development programs and seeks to maintain close relationships with its customers in order to be responsive to their product needs. The Company's expenditures for engineering and product development were $19.7 million, $19.6 million and $19.8 million during fiscal 1993, 1994 and 1995, respectively.

     The Company's engineering strategy is to develop its test systems in an evolutionary manner so that they may be progressively upgraded. This approach preserves its customers' substantial investments in test programs, and, in general, maintains market acceptance for the Company's test systems. In order to implement this strategy, the Company works closely with its customers to define new product features and to identify emerging applications for its products.

MANUFACTURING AND SUPPLY

     LTX's principal manufacturing operations consist of component parts assembly, final assembly and testing at its manufacturing facilities in Westwood, Massachusetts and San Jose, California. Over the past year, the Company has significantly increased its outsourcing of certain subassemblies to contract manufacturers. The Company uses standard components and prefabricated parts manufactured to the Company's specifications. Most of the components for the Company's products are available from a number of different suppliers; however, certain components are purchased from a single supplier. Although LTX believes that all single-source components currently are available in adequate amounts, there can be no assurance that shortages will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

COMPETITION

     The STE industry is highly competitive, with many other domestic and foreign companies participating in the markets for each of the Company's products. The Company's major competitors in the market for digital test systems are Schlumberger Limited, Teradyne, Inc. and Credence Systems Corporation, except in Japan where the Company's major competitor is Advantest Corporation (an affiliate of Fujitsu Limited). The Company's principal competitor for linear/mixed signal test systems is Teradyne, Inc., except in Japan where the Company's major competitor is Yokogawa Electric Works. The Company's principal competitor for discrete component test systems is Tesec, Ltd. Most of the Company's major competitors are also suppliers of other types of automatic test equipment and have significantly greater financial and other resources than the Company.

     The Company principally competes on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver its products on a timely basis. Although the Company believes that it competes favorably with respect to each of these factors, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and adversely affecting the Company's business and results of operations.

BACKLOG

     At July 31, 1995, the Company's backlog of unfilled orders for all products and services was approximately $98.4 million, compared with approximately $71.8 million at July 31, 1994. The Company expects to deliver approximately 92% of its July 31, 1995 backlog in fiscal 1996. While backlog is calculated on the basis of firm orders, no assurance can be given that customers will purchase the equipment subject to such orders. As a result, the Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

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

     The Company licenses some software programs from third party developers and incorporates them in the Company's products. Generally, such agreements grant to the Company non-exclusive licenses with respect to the subject program and terminate only upon a material breach by the Company. The Company believes that such licenses are generally available on commercial terms from a number of licensors.

     The use of patents to protect hardware and software has increased in the STE industry. The Company has at times been notified of claims that it may be infringing patents issued to others. Although there are no pending actions against the Company regarding any patents, no assurance can be given that infringement claims by third parties will not have a material adverse effect on the Company's business and results of operations. As to any claims asserted against the Company, the Company may seek or be required to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, the Company could decide to resort to litigation to challenge such claims or a third party could resort to litigation to enforce such claims. Such litigation could be expensive and time consuming and could materially adversely affect the Company's business and results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

  EXECUTIVE OFFICER                                  AGE                    POSITION
  -----------------                                  ---                    --------
Roger W. Blethen...................................  44      President and Director
Martin S. Francis..................................  49      President and Director
John J. Arcari.....................................  49      Chief Financial Officer and Treasurer
Kenneth E. Daub....................................  59      Senior Vice President

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

     Martin S. Francis was elected a President of the Company in February 1994. Mr. Francis has been a Director since 1991 and had been a Senior Vice President of the Company from 1991 until 1994. Prior to 1991, Mr. Francis had held senior management positions in the Company's European and Japanese operations from the time that he joined LTX in 1982.

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

     At July 31, 1995, the Company had a total of 944 employees, including 238 in engineering and product development, 185 in service and customer support, 323 in manufacturing and 198 in sales, marketing and administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages. The Company believes that its employee relations are excellent.

ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. The Company does not anticipate that compliance with these laws and regulations will have a material effect on its capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

     All of the Company's facilities are leased. The Company maintains its headquarters in Westwood, Massachusetts, where corporate administration, sales and customer support and manufacturing and engineering for its linear/mixed signal products are located. In May 1995, the Company subleased a 208,000 square foot facility at this location for a ten year term. The Company's lease of this facility expires in 2010. The Company is currently consolidating its operations into an adjacent 167,000 square foot facility. The lease of that facility expires in 2007. Manufacturing and engineering for the Company's digital products are located in a 70,000 square foot facility in San Jose, California. The lease of this facility expires in 1999. The Company also leases seven sales and customer support offices at various locations in the United States totaling approximately 40,000 square feet.

     The Company's European headquarters is located in Woking, United Kingdom. The Company also maintains sales and support offices in facilities at four other locations in Europe. The manufacturing and engineering facilities for the Company's iPTest systems are located in Guildford, United Kingdom. The Company also maintains sales and support offices in six locations in the Far East. Office space leased in Europe and the Far East totals approximately 100,000 square feet.

     The headquarters of LTX Co., Ltd., the Company's joint venture with SMI, is located in Kawasaki, Japan. The joint venture also leases additional offices in four other locations in Japan. Office space leased in Japan totals approximately 15,000 square feet.

     The Company believes that its existing facilities are adequate to meet its current and foreseeable future requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has no material pending legal proceedings other than routine litigation relating to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.  MARKET VALUE FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "LTXX." The following table sets forth for the periods indicated the actual high and low sales prices per share of Common Stock, as reported on the Nasdaq National Market:

                                                                             HIGH       LOW
                                                                             ----       ---
    Fiscal Year Ended July 31, 1994:
      First Quarter........................................................  $ 8 1/4    $4 3/4
      Second Quarter.......................................................    5 5/8     3 1/8
      Third Quarter........................................................    4 1/2     2
      Fourth Quarter.......................................................    3 3/4     2
    Fiscal Year Ended July 31, 1995:
      First Quarter........................................................  $ 4 3/4    $3
      Second Quarter.......................................................    5 11/16   3 1/2
      Third Quarter........................................................    6 7/16    4 7/8
      Fourth Quarter.......................................................   11 5/8     6

     The Company has never declared or paid cash dividends on the shares of Common Stock and does not anticipate paying any cash dividends on the shares of Common Stock in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. Moreover, the Company's credit agreement with a bank contains certain covenants which prohibit the payment of cash dividends by the Company.

     As of September 13, 1995, there were 1,208 stockholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for and as of the end of each of the fiscal years in the five-year period ended July 31, 1995. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 1995 are derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. These selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

                                                           FISCAL YEAR ENDED JULY 31
                                              ----------------------------------------------------
                                                1991       1992       1993       1994       1995
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:

Net sales:
  Product...................................  $187,887   $134,353   $154,392   $145,688   $185,180
  Service...................................    12,474     14,753     18,540     22,638     25,139
                                              --------   --------   --------   --------   --------
          Total net sales...................   200,361    149,106    172,932    168,326    210,319
Cost of sales:
  Product...................................   113,124     96,024    102,005    104,189    122,509
  Service...................................     8,265     10,050     11,521     12,750     14,239
  Provision for excess inventories..........        --         --         --      3,500         --
                                              --------   --------   --------   --------   --------
          Total cost of sales...............   121,389    106,074    113,526    120,439    136,748
                                              --------   --------   --------   --------   --------
Gross profit................................    78,972     43,032     59,406     47,887     73,571
Engineering and product development
  expenses..................................    21,859     21,943     19,744     19,604     19,778
Selling, general and administrative
  expenses..................................    45,948     41,529     42,548     42,308     38,953
Restructuring charges.......................        --      2,800         --     14,376         --
                                              --------   --------   --------   --------   --------
Income (loss) from operations...............    11,165    (23,240)    (2,886)   (28,401)    14,840
Interest expense, net.......................     5,550      3,520      3,979      3,874      3,774
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes and
  minority interest.........................     5,615    (26,760)    (6,865)   (32,275)    11,066
Provision for income taxes..................     1,095         --         --         --        372
                                              --------   --------   --------   --------   --------
Income (loss) before minority interest......     4,520    (26,760)    (6,865)   (32,275)    10,694
Minority interest in net loss of
  subsidiary................................     1,608      2,500      2,556        971         --
                                              --------   --------   --------   --------   --------
Net income (loss)...........................  $  6,128   $(24,260)  $ (4,309)  $(31,304)  $ 10,694
                                              ========   ========   ========   ========   ========
Fully diluted net income (loss) per share...  $   0.36   $  (1.22)  $  (0.20)  $  (1.23)  $   0.36
Weighted average shares.....................    21,963     19,888     21,089     25,485     29,787


BALANCE SHEET DATA (AT END OF PERIOD):

Working capital.............................  $ 73,578   $ 49,019   $ 55,624   $ 48,853   $ 62,182
Total assets................................   144,829    118,284    138,257    130,636    145,917
Short-term debt.............................     4,044      9,430     10,047      7,307      8,816
Long-term debt..............................    25,956     26,056     21,003     41,399     28,267
Stockholders' equity........................    76,793     53,084     66,476     40,593     65,407

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     LTX designs, manufactures and markets automatic test equipment for the semiconductor industry. The Company sells and supports its products worldwide to both manufacturers and users of semiconductor components. LTX has been selling equipment to test linear/mixed signal ICs since 1977 and digital ICs since 1985. The Company's business is largely dependent upon the capital expenditures of semiconductor manufacturers. The semiconductor industry is highly cyclical and has historically experienced recurring periods of oversupply, which often have had a severely detrimental effect on such industry's demand for test equipment. As a result of these and other factors, the Company incurred losses in fiscal years 1992, 1993 and 1994.

     The Company has recently taken certain steps to attempt to mitigate the effect on its business of the cyclical nature of the semiconductor industry. In February 1994, the Company initiated a major restructuring program, including a reorganization of senior management. This restructuring program lowered the Company's break-even level of sales and aligned management responsibilities and objectives along the Company's product lines. The Company consolidated operations in Massachusetts and California, implemented a workforce reduction of approximately 100 employees and eliminated several levels of management. Largely as a result of these actions, quarterly operating expense levels were reduced $2.1 million in the second half of fiscal 1994. In addition, product reliability and product cost reduction programs were initiated to improve the Company's gross margins.

     In fiscal 1995, the Company began delivering its Delta Series digital test systems and its Synchro ProductionPAC mixed signal test system. The Delta 50 and Delta/ST systems were developed to meet the test requirements of newer high volume, lower cost devices such as microcontrollers. The Synchro Production PAC systems are lower cost, focused configurations aimed at the production requirements of a variety of new mixed signal devices. In July 1994, the Company strengthened its relationship with Ando Electric Company Ltd. ("Ando"), a Japanese STE manufacturer and majority-owned subsidiary of Nippon Electric Corporation, Ltd. (NEC). The Company received $20.0 million from Ando under a term loan agreement that extends through July 2001. In fiscal 1993, the Company entered into a development, manufacturing and marketing agreement with Ando relating to the Delta 50.

     Since the second quarter of fiscal 1994, the Company's operating results have improved significantly. The Company returned to profitability in the first quarter of fiscal 1995 and had net income of $10.7 million in fiscal 1995. The Company has substantially increased its backlog position, while increasing quarterly sales from $38.1 million in the second quarter of fiscal 1994 to $59.9 million in the fourth quarter of fiscal 1995. With the higher level of backlog, the Company has been able to manufacture and deliver its test systems more evenly within a quarter. Largely as a result of this, the Company generated $19.5 million in net cash flow from operations in fiscal 1995.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the items included in the
Consolidated Statement of Operations as percentages of total net sales.

                                                                       PERCENTAGE OF NET SALES
                                                                      -------------------------
                                                                         YEAR ENDED JULY 31
                                                                      -------------------------
                                                                      1993      1994      1995
                                                                      -----     -----     -----
Net sales:
  Product...........................................................   89.3%     86.6%     88.0%
  Service...........................................................   10.7      13.4      12.0
                                                                      -----     -----     -----
        Total net sales.............................................  100.0     100.0     100.0
Cost of sales:
  Product...........................................................   59.0      61.9      58.2
  Service...........................................................    6.6       7.6       6.8
  Provisions for excess inventories.................................     --       2.1        --
                                                                      -----     -----     -----
        Total cost of sales.........................................   65.6      71.6      65.0
                                                                      -----     -----     -----
Gross profit........................................................   34.4      28.4      35.0
Engineering and product development expenses........................   11.5      11.6       9.4
Selling, general and administrative expenses........................   24.6      25.1      18.5
Restructuring charges...............................................     --       8.6        --
                                                                      -----     -----     -----
Income (loss) from operations.......................................   (1.7)    (16.9)      7.1
Interest expense, net...............................................    2.3       2.3       1.8
                                                                      -----     -----     -----
Income (loss) before income taxes and minority interest.............   (4.0)    (19.2)      5.3
Provision for income taxes..........................................     --        --       0.2
                                                                      -----     -----     -----
Income (loss) before minority interest..............................   (4.0)    (19.2)      5.1
Minority interest in net loss of subsidiary.........................    1.5       0.6        --
                                                                      -----     -----     -----
Net income (loss)...................................................   (2.5)%   (18.6)%     5.1%
                                                                      =====     =====     =====

  Fiscal 1995 Compared to Fiscal 1994

     Strong semiconductor industry conditions during fiscal 1995 resulted in a significant increase in demand for the Company's test systems. Orders for the Company's products and services were $236.9 million in fiscal 1995 as compared to $197.9 million in fiscal 1994, an increase of approximately 20%. In the fourth quarter of fiscal 1995, the Company achieved a record order level of $83.7 million. Orders for the Company's linear and mixed signal test systems remained at a high level in fiscal 1995, increasing 11% over fiscal 1994, while orders for the Company's digital products increased 41% year-to-year. As a result, the Company's backlog of unfilled orders for products and services was $98.4 million at July 31, 1995 as compared to $71.8 million at July 31, 1994.

     Net sales were $210.3 million in fiscal 1995 as compared to $168.3 million in fiscal 1994, an increase of approximately 25%. Sales of the Company's linear and mixed signal test systems were about 40% higher in fiscal 1995 as compared to fiscal 1994. Sales of the Company's digital test systems in fiscal 1995 were slightly higher than fiscal 1994. In the fourth quarter of fiscal 1995, sales of the Company's digital test systems were almost 50% higher than the fourth quarter of fiscal 1994. Service revenues were $25.1 million in fiscal 1995 as compared to $22.7 million in fiscal 1994.

     The gross profit margin was 35.0% of net sales in fiscal 1995 as compared to 28.4% in fiscal 1994. The improvement in the gross profit margin was largely a result of proportionately lower fixed manufacturing costs on the higher level of shipments and higher average selling prices. In fiscal 1994, the gross profit margin was reduced by 2.1% as a result of a $3.5 million provision for excess inventories.

     Engineering and product development expenses were $19.8 million, or 9.4% of net sales, in fiscal 1995, as compared to $19.6 million, or 11.6% of net sales, in fiscal 1994. Engineering and product development expenses have remained approximately equal year-to-year reflecting the Company's continuing development efforts, particularly for its Delta Series and Synchro product lines.

     Selling, general and administrative expenses were $39.0 million, or 18.5% of net sales, in fiscal 1995, as compared to $42.3 million, or 25.1% of net sales, in fiscal 1994. The decrease in selling, general and administrative expenses of $3.3 million was largely a result of the Company's cost reduction and restructuring measures initiated in fiscal 1994, which included a workforce reduction and consolidation of facilities.

     Net interest expense was $3.8 million in fiscal 1995 as compared to $3.9 million in fiscal 1994. In July 1995, the Company's 13 1/2% Convertible Subordinated Debentures Due 2011 were converted into 2,241,000 shares of Common Stock, reducing interest expense in the fourth quarter of fiscal 1995. In addition, lower average bank borrowings reduced interest expense in fiscal 1995 as compared to fiscal 1994. This reduction in interest expense was largely offset by an increase in interest due to a long-term loan the Company received in July 1994.

     The tax provision of $0.4 million in fiscal 1995 reflected certain state and foreign tax provisions. The Company is in a net operating loss carryforward position in most tax jurisdictions. There was no tax provision in fiscal 1994 due to the net operating loss for the year.

     The Company's Japanese subsidiary's results of operations were break-even in fiscal 1995. In fiscal 1994, the minority partner's share of the Company's Japanese subsidiary's net loss was $1.0 million.

     The Company had net income of $10.7 million, or $0.36 per share, in fiscal 1995, as compared to a net loss of $31.3 million, or $1.23 per share, in fiscal 1994. The net loss in fiscal 1994 included a restructuring charge of $14.4 million and a provision for excess inventories of $3.5 million. The Company's operating results improved sequentially during fiscal 1995, beginning with net income of $0.8 million in the first quarter and ending with net income of $5.1 million in the fourth quarter. The quarterly improvement in the Company's results reflected the increasing level of sales, higher gross profit margin and reduction of operating expenses as a percentage of net sales.

  Fiscal 1994 Compared to Fiscal 1993

     Net sales were $168.3 million in fiscal 1994 as compared to $172.9 million in fiscal 1993, a decrease of approximately 3%. Sales of the Company's linear and mixed signal products increased by over 30% in fiscal 1994 as compared to fiscal 1993, and service revenues increased by over 20% year-to-year. However, this improvement was offset by a reduction of over 30% in sales of the Company's digital product line in fiscal 1994 as compared to fiscal 1993. The decline in shipments of the Company's digital product line was due to lower demand from customers, particularly in North America, for testing microprocessors and other personal computer-related devices.

     The gross profit margin was 28.4% of net sales in fiscal 1994 as compared to 34.4% in fiscal 1993. In the second quarter of fiscal 1994, the Company recorded a $3.5 million provision for excess inventories primarily as a result of lower than anticipated shipment levels in the first half of fiscal 1994. This provision lowered the gross profit margin by 2.1% of net sales in fiscal 1994. In fiscal 1993, the gross profit margin was increased by 2.6% as a result of a $6.5 million payment made by Ando under the terms of a development contract that was included in product sales. There was no similar contract revenue in fiscal 1994. The gross profit margin in fiscal 1994 was also adversely affected by proportionately higher fixed manufacturing costs on lower digital product sales and by lower average selling prices for the Company's digital products.

     Engineering and product development expenses were $19.6 million, or 11.6% of net sales, in fiscal 1994 as compared to $19.7 million, or 11.5% of net sales, in fiscal 1993. Engineering expenses in both fiscal 1994 and fiscal 1993 included significant development costs for the Company's new generation of digital products, the Delta Series, as well as enhancements to the mixed signal product line.

     In March 1994, the Company announced a major restructuring program. The restructuring consisted of a consolidation of facilities, primarily involving the Company's leased facilities in Westwood, Massachusetts, and a workforce reduction of approximately 100 employees. As a result of those decisions, the Company took a $14.4 million restructuring charge to its second quarter results of operations. The restructuring charge largely related to the Company's plan to eliminate excess leased facilities and included amounts for severance payments and outplacement benefits for terminated employees. Largely as a result of the restructuring, engineering and product development expenses and selling, general and administrative expenses, combined, were $2.1 million lower in the fourth quarter of fiscal 1994 as compared to the second quarter of fiscal 1994.

     Selling, general and administrative expenses were $42.3 million, or 25.1% of net sales, in fiscal 1994 as compared to $42.5 million, or 24.6% of net sales, in fiscal 1993. The decrease of $0.2 million was due to a translation loss of $1.5 million in fiscal 1993, which was partially offset by personnel additions and higher costs for sales activities in the first half of fiscal 1994.

     Net interest expense was $3.9 million in fiscal 1994 as compared to $4.0 million in fiscal 1993. A decrease in interest expense in fiscal 1994 as a result of the conversion of the Company's 10 1/2% Convertible Subordinated Debentures Due 2010 into Common Stock in July 1993 was largely offset by an increase in interest expense on higher average bank borrowings in fiscal 1994.

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

     The Company had a net loss of $31.3 million in fiscal 1994 as compared to a net loss of $4.3 million in fiscal 1993. The Company reported a net loss of $1.6 million in the first quarter of fiscal 1994 and a net loss of $24.0 million in the second quarter of fiscal 1994, including the restructuring charge of $14.4 million and a provision for excess inventories of $3.5 million. The Company reduced its net loss to $4.3 million in the third quarter of fiscal 1994 and to $1.4 million in the fourth quarter of fiscal 1994 as a result of a combination of lower operating expenses from the restructuring effort initiated in March 1994 and an increase in the Company's shipment level and gross profit margin.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain unaudited quarterly financial information for each of the Company's last eight fiscal quarters, including such amounts expressed as a percentage of total net sales. The Company believes that this information includes all necessary adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included or incorporated elsewhere herein. The operating results for any quarter are not necessarily indicative of results of any future period. Generally, orders are lower in the first quarter of the Company's fiscal year than in other quarters of that fiscal year as a result of buying patterns in the semiconductor industry, although the Company's net sales in a particular fiscal quarter are a function of both orders and backlog.

                                              FISCAL 1994                                          FISCAL 1995
                            ------------------------------------------------     ------------------------------------------------
                            OCTOBER 31,  JANUARY 31,   APRIL 30,    JULY 31,     OCTOBER 31,   JANUARY 31,   APRIL 30,   JULY 31,
                               1993         1994         1994         1994          1994          1995         1995        1995
                            -----------  -----------   ---------    --------     -----------   -----------   ---------   --------
                                                                        (UNAUDITED)
OPERATING DATA:
Net sales:
  Products.................   $42,466      $ 32,911     $34,164      $36,147       $40,828       $43,864      $47,318     $53,170
  Service..................     4,698         5,208       6,052        6,680         5,962         6,153        6,253       6,771
                              -------      --------     -------      -------       -------       -------      -------     -------
       Total net sales.....    47,164        38,119      40,216       42,827        46,790        50,017       53,571      59,941
Cost of sales:
  Products.................    29,275        23,982      25,485       25,447        27,409        28,883       31,451      34,766
  Service..................     2,944         3,182       3,237        3,387         3,520         3,665        3,429       3,625
  Provision for excess
    inventories............        --         3,500          --           --            --            --           --          --
                              -------      --------     -------      -------       -------       -------      -------     -------
       Total cost of
         sales.............    32,219        30,664      28,722       28,834        30,929        32,548       34,880      38,391
                              -------      --------     -------      -------       -------       -------      -------     -------
Gross profit...............    14,945         7,455      11,494       13,993        15,861        17,469       18,691      21,550
Engineering and product
  development expenses.....     5,041         5,092       4,794        4,677         4,722         4,715        5,077       5,264
Selling, general and
  administrative
  expenses.................    10,658        11,512      10,353        9,785         9,102         9,619        9,544      10,688
Restructuring charges......        --        14,376          --           --            --            --           --          --
                              -------      --------     -------      -------       -------       -------      -------     -------
Income (loss) from
  operations...............      (754)      (23,525)     (3,653)        (469)        2,037         3,135        4,070       5,598
Interest expense, net......       851           900         994        1,129         1,251         1,123        1,055         345
                              -------      --------     -------      -------       -------       -------      -------     -------
Income (loss) before income
  taxes and minority
  interest.................    (1,605)      (24,425)     (4,647)      (1,598)          786         2,012        3,015       5,253
Provision for income
  taxes....................        --            --          --           --            --            95          104         173
                              -------      --------     -------      -------       -------       -------      -------     -------
Income (loss) before
  minority interest........    (1,605)      (24,425)     (4,647)      (1,598)          786         1,917        2,911       5,080
Minority interest in net
  loss of subsidiary.......        --           420         316          235            --            --           --          --
                              -------      --------     -------      -------       -------       -------      -------     -------
Net income (loss)..........   $(1,605)     $(24,005)    $(4,331)     $(1,363)      $   786       $ 1,917      $ 2,911     $ 5,080
                              =======      ========     =======      =======       =======       =======      =======     =======
Fully diluted net income
  (loss) per share.........   $ (0.06)     $  (0.96)    $ (0.17)     $ (0.05)      $  0.03       $  0.07      $  0.10     $  0.16
Net sales:
  Products.................      90.0%         86.3%       85.0%        84.4%         87.3%         87.7%        88.3%       88.7%
  Service..................      10.0          13.7        15.0         15.6          12.7          12.3         11.7        11.3
                              -------      --------     -------      -------       -------       -------      -------     -------
       Total net sales.....     100.0         100.0       100.0        100.0         100.0         100.0        100.0       100.0
Cost of sales:
  Products.................      62.1          62.9        63.4         59.4          58.6          57.8         58.7        58.0
  Service..................       6.2           8.3         8.0          7.9           7.5           7.3          6.4         6.0
  Provision for excess
    inventories............        --           9.2          --           --            --            --           --          --
                              -------      --------     -------      -------       -------       -------      -------     -------
       Total cost of
         sales.............      68.3          80.4        71.4         67.3          66.1          65.1         65.1        64.0
                              -------      --------     -------      -------       -------       -------      -------     -------
Gross profit...............      31.7          19.6        28.6         32.7          33.9          34.9         34.9        36.0
Engineering and products
  development expenses.....      10.7          13.4        11.9         10.9          10.1           9.4          9.5         8.8
Selling, general and
  administrative
  expenses.................      22.6          30.2        25.8         22.9          19.4          19.2         17.8        17.9
Restructuring charges......        --          37.7          --           --            --            --           --          --
                              -------      --------     -------      -------       -------       -------      -------     -------
Income (loss) from
  operations...............      (1.6)        (61.7)       (9.1)        (1.1)          4.4           6.3          7.6         9.3
Interest expense, net......       1.8           2.4         2.5          2.6           2.7           2.3          2.0         0.5
                              -------      --------     -------      -------       -------       -------      -------     -------
Income (loss) before income
  taxes and minority
  interest.................      (3.4)        (64.1)      (11.6)        (3.7)          1.7           4.0          5.6         8.8
Provision for income
  taxes....................        --            --          --           --            --           0.2          0.2         0.3
                              -------      --------     -------      -------       -------       -------      -------     -------
Income (loss) before
  minority interest........      (3.4)        (64.1)      (11.6)        (3.7)          1.7           3.8          5.4         8.5
Minority interest in net
  loss of subsidiary.......        --           1.1         0.8          0.5            --            --           --          --
                              -------      --------     -------      -------       -------       -------      -------     -------
Net income (loss)..........      (3.4)%       (63.0)%     (10.8)%       (3.2)%         1.7%          3.8%         5.4%        8.5%
                              =======      ========     =======      =======       =======       =======      =======     =======

LIQUIDITY AND CAPITAL RESOURCES

     Cash and equivalents were $29.2 million at July 31, 1995 as compared to $17.2 million at July 31, 1994. The increase in cash and equivalents of $12.0 million was a result of $19.5 million of net cash provided by operating activities, $10.2 million of net cash used for property and equipment expenditures, $2.3 million of net cash provided by financing activities and $0.4 million of net cash provided by the effect of exchange rate changes.

     The positive net cash flow from operating activities was primarily a result of the net income for the fiscal year, before non-cash depreciation charges. Although sales in the fourth quarter of fiscal 1995 were approximately 40% higher than the fourth quarter of the prior year, accounts receivable were $0.5 million lower year-to-year. The decrease in accounts receivable reflected the Company's ability to ship more evenly within a fiscal quarter and achieve a higher level of collections on those shipments within the fiscal quarter. Inventories increased $4.4 million during fiscal 1995 to meet the higher sales levels and to allow for more even shipments during the year. The increase in accounts payable of $6.0 million during fiscal 1995 relates to the higher level of inventory purchases during the period. At July 31, 1995, the Company had received $3.3 million in advance payments from customers for systems to be delivered in fiscal 1996. At July 31, 1995, the Company had a restructuring reserve of $6.1 million remaining to cover the estimated future cash flows relating primarily to excess leased facilities. Cash outflows during fiscal 1995 were $4.8 million for excess leased facilities and $0.8 million for severance payments. At July 31, 1995, the Company had working capital of $62.2 million and a ratio of current assets to current liabilities of 2.2 to 1.0.

     Additions to property and equipment were $10.2 million during fiscal 1995 and were slightly higher than depreciation charges of $9.7 million. Equipment additions during fiscal 1995 were primarily for use in product development and customer support activities. The Company anticipates that expenditures for property and equipment in fiscal 1996 will be approximately $14.0 million.

     The Company's Japanese subsidiary had bank borrowings of $8.5 million at July 31, 1995 as compared to $6.9 million at July 31, 1994. The Company had no borrowings outstanding under its domestic bank line at July 31, 1995 or July 31, 1994.

     In July 1995, the Company's 13 1/2% Convertible Subordinated Debentures Due 2011 were converted into 2,241,000 shares of Common Stock. The outstanding principal amount of $15.7 million of Debentures was converted at the conversion price of $7.00 per share. As a result, long-term debt was reduced by $13.1 million for the book value of the Debentures and stockholders' equity was increased by $12.1 million.

     Management believes that the Company has sufficient cash resources to meet at least its fiscal 1996 needs. These resources include existing cash balances, borrowing availability under domestic and Japanese bank lines and future cash flows from operations, together with the proceeds from a proposed public offering of Common Stock by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of LTX Corporation:

     We have audited the accompanying consolidated balance sheet of LTX Corporation and subsidiaries as of July 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LTX Corporation and subsidiaries as of July 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.


                                                            ARTHUR ANDERSEN LLP
Boston, Massachusetts
September 8, 1995






                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into LTX Corporation's previously filed registration statements on Form S-8 (File No. 2-77475, File No. 2-90698, File No. 33-7018, File No. 33-14179, File No. 33-32140, File No. 33-32141, File
No. 33-33614, File No. 33-38675, File No. 33-51683, File No. 33-51685, File No.
33-57457 and File No. 33-57459) and on Form S-3 (File No. 33-62125).


                                                            ARTHUR ANDERSEN LLP
Boston, Massachusetts
September 19, 1995


                                    LTX CORPORATION

                          CONSOLIDATED STATEMENT OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED JULY 31
                                                          -------------------------------------
                                                            1993         1994          1995
                                                          --------     --------     -----------
Net sales:
     Product..........................................    $154,392     $145,688      $ 185,180
     Service..........................................      18,540       22,638         25,139
                                                          --------     --------      ---------
          Total net sales.............................     172,932      168,326        210,319
Cost of sales:
     Product..........................................     102,005      104,189        122,509
     Service..........................................      11,521       12,750         14,239
     Provision for excess inventories.................       --           3,500         --
                                                          --------     --------      ---------
          Total cost of sales.........................     113,526      120,439        136,748
                                                          --------     --------      ---------
          Gross profit................................      59,406       47,887         73,571
Engineering and product development expenses..........      19,744       19,604         19,778
Selling, general and administrative expenses..........      41,080       42,308         38,953
Restructuring charges.................................       --          14,376         --
Translation losses....................................       1,468        --            --
                                                          --------     --------      ---------
          Income (loss) from operations...............      (2,886)     (28,401)        14,840
Other income (expense):
     Interest expense.................................      (4,277)      (4,286)        (4,254)
     Interest income..................................         298          412            480
                                                          --------     --------      ---------
          Income (loss) before income taxes and
            minority interest.........................      (6,865)     (32,275)        11,066
Provision for income taxes............................       --           --               372
                                                          --------     --------      ---------
          Income (loss) before minority interest......      (6,865)     (32,275)        10,694
Minority interest in net loss of subsidiary...........       2,556          971         --
                                                          --------     --------      ---------
          Net income (loss)...........................    $ (4,309)    $(31,304)     $  10,694
                                                          ========     ========      =========
Net income (loss) per share:
     Primary..........................................    $  (0.20)    $  (1.23)     $    0.37
     Fully diluted....................................    $  (0.20)    $  (1.23)     $    0.36
Weighted average shares:
     Primary..........................................      21,089       25,485         28,805
     Fully diluted....................................      21,089       25,485         29,787

  The accompanying notes are an integral part of these consolidated financial statements.

                                LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JULY 31
                                                                        ------------------------
                                                                          1994          1995
                                                                        --------     -----------
                                             ASSETS
Current assets:
     Cash and equivalents.............................................  $ 17,226       $ 29,183
     Accounts receivable, less allowances of $700 and $700............    33,323         32,785
     Inventories......................................................    42,672         47,101
     Other current assets.............................................     3,848          4,929
                                                                        --------       --------
               Total current assets...................................    97,069        113,998
                                                                        --------       --------
     Property and equipment, net......................................    28,946         28,407
     Other assets.....................................................     4,621          3,512
                                                                        --------       --------
                                                                        $130,636       $145,917
                                                                        ========       ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable....................................................  $  6,870       $  8,457
     Current portion of long-term liabilities.........................       437            359
     Accounts payable.................................................    15,545         21,744
     Accrued compensation.............................................     2,512          3,155
     Unearned service revenues and customer advances..................     3,867          7,157
     Restructuring charges............................................    11,710          6,087
     Other accrued expenses...........................................     7,275          4,857
                                                                        --------       --------
               Total current liabilities..............................    48,216         51,816
                                                                        --------       --------
Long-term liabilities, less current portion...........................    21,204         20,959
Convertible subordinated debentures...................................    20,195          7,308
Deferred compensation.................................................       428            427
Stockholders' equity:
     Common stock, $0.05 par value:
          100,000,000 shares authorized; 26,223,942 shares and
        29,268,826 shares issued and outstanding......................     1,311          1,463
     Additional paid-in capital.......................................   117,457        131,425
     Accumulated deficit..............................................   (78,175)       (67,481)
                                                                        --------       --------
               Total stockholders' equity.............................    40,593         65,407
                                                                        --------       --------
                                                                        $130,636       $145,917
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


                                         LTX CORPORATION

                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                            COMMON STOCK         ADDITIONAL                 TOTAL
                                        --------------------     PAID-IN      ACCUMULATED  STOCKHOLDERS'
                                         SHARES       AMOUNT     CAPITAL      DEFICIT      EQUITY
                                        ---------     ------     --------     --------     -------
BALANCE, JULY 31, 1992...............  20,094,773    $ 1,005     $ 94,641     $(42,562)    $53,084
Sale of common stock.................   2,458,000        123        9,709                    9,832
Exercise of stock options............     408,695         20          845                      865
Issuance of shares under employees'
  stock purchase plan................     254,902         13          616                      629
Conversion of 10 1/2% Convertible
  Subordinated Debenture Due 2010....   1,500,000         75        6,300                    6,375
Net loss.............................                                           (4,309)     (4,309)
                                       ----------    -------     --------     --------     -------
BALANCE, JULY 31, 1993...............  24,716,370      1,236      112,111      (46,871)     66,476
Sale of common stock.................     971,515         48        3,959                    4,007
Exercise of stock options............     255,285         13          538                      551
Issuance of shares under employees'
  stock purchase plan................     280,772         14          849                      863
Net loss.............................                                          (31,304)    (31,304)
                                       ----------    -------     --------     --------     -------
BALANCE, JULY 31, 1994...............  26,223,942      1,311      117,457      (78,175)     40,593
Conversion of 13 1/2% Convertible
  Subordinated Debentures Due 2011...   2,240,581        112       11,943                   12,055
Exercise of stock options............     504,595         25          965                      990
Issuance of shares under employees'
  stock purchase plan................     299,708         15        1,060                    1,075
Net income...........................                                           10,694      10,694
                                       ----------    -------     --------     --------     -------
BALANCE, JULY 31, 1995...............  29,268,826    $ 1,463     $131,425     $(67,481)    $65,407
                                       ==========    =======     ========     ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED JULY 31
                                                                 --------------------------------
                                                                  1993       1994        1995
                                                                 -------   --------    --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)............................................  $(4,309)  $(31,304)    $10,694
     Add (deduct) non-cash items:
       Minority interest in subsidiary.........................   (2,556)      (971)         --
       Depreciation and amortization...........................    9,159      9,158       9,701
       Original issue discount amortization....................      262        252         263
       Translation loss........................................    1,468        320         178
  (Increase) decrease in:
       Accounts receivable.....................................   (4,563)     1,739         990
       Inventories.............................................   (5,027)     2,508      (4,429)
       Other current assets....................................      538        268        (980)
       Other assets............................................     (361)       413         382
  Increase (decrease) in:
       Accounts payable........................................   14,441    (11,450)      6,033
       Accrued expenses, compensation and restructuring
          charges..............................................      123     12,717      (6,626)
       Unearned service revenues and customer advances.........   (2,797)      (804)      3,290
                                                                 -------   --------    --------
     Net cash provided by (used in) operating activities.......    6,378    (17,154)     19,496
                                                                 -------   --------    --------
CASH USED IN INVESTING ACTIVITIES:
     Expenditures for property and equipment...................   (7,797)   (12,687)    (10,222)
                                                                 -------   --------    --------
     Net cash used in investing activities.....................   (7,797)   (12,687)    (10,222)
                                                                 -------   --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from stock plans:
     Employees' stock purchase plan............................      629        863       1,075
     Exercise of stock options.................................      865        551         990
  Sale of common stock.........................................    9,832      4,007          --
  Increase (decrease) in notes payable.........................     (518)    (3,385)      1,187
  Proceeds from sale and leaseback of equipment................    1,142      3,483          --
  Payments of long-term debt...................................     (769)      (221)       (627)
  Costs of debenture conversion................................       --         --        (367)
  Proceeds from long-term debt.................................    --        20,000          --
                                                                 -------   --------    --------
  Net cash provided by financing activities....................   11,181     25,298       2,258
                                                                 -------   --------    --------
Effect of exchange rate changes on cash........................      249         44         425
Net increase (decrease) in cash and equivalents................   10,011     (4,499)     11,957
Cash and equivalents at beginning of year......................   11,714     21,725      17,226
                                                                 -------   --------    --------
Cash and equivalents at end of year............................  $21,725   $ 17,226    $ 29,183
                                                                 =======   ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest..................................................  $ 4,390   $  4,237     $ 4,872
     Income taxes..............................................       --         --         364
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Conversion of convertible subordinated debentures to common
     stock (See Note 6)........................................  $ 6,375         --     $12,415

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

  Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No.
52. The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses, which have not been significant in the past three fiscal years, are included in the results of operations.

  Cash Equivalents

     Cash equivalents consist of short-term investments with maturity dates of one month or less and which are readily convertible into cash. The Consolidated Statement of Cash Flows for fiscal year 1993 and fiscal year 1994 has been reclassified to conform with the current year's presentation.

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method, and include materials, labor and manufacturing overhead.

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

  Warranty Costs

     Warranty costs incurred by the Company during the three years ended July 31, 1995 were not significant. Future warranty costs are not expected to be significant, and therefore, the Company has not provided any warranty reserves.

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

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Income Taxes

     The Company adopted Statement of Financial Accounting Standards No. 109 in fiscal 1994. The change in accounting principles was not material to the results of operations for the year ended July 31, 1993.

     Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries in the past since it reinvested those earnings. At July 31, 1995, the Company's foreign subsidiaries had accumulated deficits.

  Net Income (Loss) per Share

     Primary and fully diluted earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (shares issuable under stock option plans and warrants) outstanding. None of the Company's Convertible Subordinated Debentures are common stock equivalents. Net loss per share is based on the weighted average number of shares of common stock outstanding only, as the inclusion of common stock equivalents would be anti-dilutive.

2.  INVENTORIES

     Inventories consist of the following:

                                                                   JULY 31
                                                          -------------------------
                                                             1994           1995
                                                          ----------     ----------
          Raw materials.................................  $12,075,000    $12,388,000
          Work-in-process...............................   18,810,000     24,680,000
          Finished goods................................   11,787,000     10,033,000
                                                          -----------    -----------
                                                          $42,672,000    $47,101,000
                                                          ===========    ===========

3.  PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                          JULY 31              DEPRECIABLE
                                                 -------------------------       LIFE IN
                                                    1994           1995           YEARS
                                                ------------   ------------     ------------
     Machinery and equipment................... $ 68,365,000   $ 73,147,000         5
     Office furniture and equipment............    3,917,000      3,881,000         3-7
     Leasehold improvements....................    7,297,000      4,499,000      10 or term
                                                                                  of lease
                                                ------------   ------------
                                                  79,579,000     81,527,000
     Less: accumulated depreciation and
       amortization............................  (50,633,000)   (53,120,000)
                                                ------------   ------------
                                                $ 28,946,000   $ 28,407,000
                                                ============   ============

4.  NOTES PAYABLE

     The Company's Japanese subsidiary had borrowings outstanding of $8,457,000 at July 31, 1995 under demand bank lines of credit. Borrowings of $7,662,000, at the local prime rate plus 1/4%, are guaranteed by the Company's minority partner in Japan, and borrowings of $795,000, at the local prime rate plus
1 1/8%, under a $2,273,000 demand bank line, are guaranteed by the Company. At July 31, 1994, the Company's Japanese subsidiary had borrowings outstanding of $6,870,000 under demand bank lines of credit.

     The Company had no borrowings outstanding under a $5,000,000 domestic bank line at July 31, 1995 and July 31, 1994. This line of credit matures in December 1995 and bears interest at the bank's prime rate plus

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1%. Borrowing availability under the line is on a formula basis and borrowings are secured by accounts receivable and inventories. The line of credit has financial covenants which largely relate to results of operations and a minimum level of liquidity.

5.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following:

                                                                JULY 31
                                                     ------------------------------
                                                        1994                1995
                                                     ----------          ----------
          Subordinated note payable
            with interest at 8%..................    $20,000,000         $20,000,000
          Lease purchase obligations at various
            interest rates, net of deferred
            interest.............................      1,641,000           1,318,000
                                                     -----------         -----------
                                                      21,641,000          21,318,000
          Less -- current portion................       (437,000)           (359,000)
                                                     -----------         -----------
                                                     $21,204,000         $20,959,000
                                                     ===========         ===========

     In July 1994, the Company received $20,000,000 from Ando Electric Co., Ltd. of Japan ("Ando") under a long-term loan agreement which extends through July 2001. The loan bears interest at 8%, which is payable semi-annually and has semi-annual principal payments of $2,000,000 beginning in January 1997. The loan is secured by the Company's inventories and capital equipment and is subordinated in right of payment to senior indebtedness of the Company. In connection with this loan agreement, the Company issued to Ando a warrant to purchase up to 2,000,000 shares of common stock during the term of the loan agreement (See Note 8). The Company also expanded its existing license and development agreement with Ando to allow for further joint development of the Company's Delta 50 technology. Proceeds from the loan were used to repay domestic bank borrowings and to finance working capital requirements.

6.  CONVERTIBLE SUBORDINATED DEBENTURES

     Convertible subordinated debentures consist of:

                                                                  JULY 31
                                                        ----------------------------
                                                           1994              1995
                                                        ----------         ---------
          13 1/2% Debentures Due 2011.................  $12,887,000        $       --
           7 1/4% Debentures Due 2011.................    7,308,000         7,308,000
                                                        -----------        ----------
                                                        $20,195,000        $7,308,000
                                                        ===========        ==========

     In July 1995, the Company's 13 1/2% Convertible Subordinated Debentures Due 2011 were converted into 2,240,581 shares of common stock. The outstanding principal amount of $15,693,000 of Debentures was converted at the conversion price of $7.00 per share. On the conversion date, the Debentures had a book value of $13,149,000, which included the remaining unamortized original issue discount of $2,544,000.

     On April 25, 1986, the Company issued and sold at par $35,000,000 of 7 1/4% Convertible Subordinated Debentures Due 2011. A total of $7,308,000 of the original issue of $35,000,000 of 7 1/4% Convertible Subordinated Debentures remain outstanding on July 31, 1995. The debentures are subordinated in right of payment to senior indebtedness and are convertible by the holders into common stock at $18 per share at any time prior to redemption or maturity. The debentures are redeemable at the Company's option at any time, in whole or in part, at 100% of the principal amount. Annual sinking fund payments of $366,000 are required beginning April 15, 1996. Interest is payable semi-annually on April 15 and October 15.

     On July 30, 1993 Sumitomo Metal Industries, Ltd. of Japan converted its $6,375,000 10 1/2% Convertible Subordinated Debenture Due 2010 into 1,500,000 shares of common stock of the Company. The Company had issued the debenture to Sumitomo Metal Industries, Ltd. in May 1990 (see Note 12).

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     At July 31, 1995 the Company had, for tax purposes, $2,330,000 of federal tax credits available for carryforward, which expire in fiscal years 2000 through 2004. In addition, the Company had, for tax purposes, a federal net operating loss carryforward available of $30,500,000 which expires in fiscal years 2007 through 2010.

     The tax provision of $372,000 in fiscal 1995 consisted of $50,000 in currently payable state income taxes and $322,000 in currently payable foreign income taxes.

     Reconciliations of the U.S. federal statutory rate to the Company's effective tax rate are as follows:

                                                                     YEAR ENDED JULY 31
                                                                  -------------------------
                                                                  1993      1994      1995
                                                                  -----     -----     -----
    U.S. federal statutory rate.................................. (34.0)%   (35.0)%    35.0%
    State income taxes, net of federal income tax effect.........  --        --         0.3
    Foreign income taxes.........................................  --        --        (2.0)
    Realization of deferred tax assets...........................  --        --       (29.9)
    Losses without current tax benefit...........................  34.0      35.0      --
                                                                  -----     -----     -----
    Effective tax rate...........................................   0.0%      0.0%      3.4%
                                                                  =====     =====     =====

     The temporary differences and carryforwards which created the deferred tax assets and liabilities as of July 31, 1994 and July 31, 1995 are as follows:

                                                                         JULY 31
                                                              -----------------------------
                                                                  1994             1995
                                                              ------------     ------------
    Deferred tax assets:
    Net operating losses....................................  $ 10,476,000     $ 10,675,000
    Tax credits.............................................     2,330,000        2,330,000
    Inventory valuation reserves............................     4,426,000        3,643,000
    Restructuring charges...................................     4,099,000        1,977,000
    Spares amortization.....................................     2,435,000        2,989,000
    Unearned service revenues...............................       949,000          151,000
    Other...................................................       710,000          687,000
                                                              ------------     ------------
      Total deferred tax assets.............................    25,425,000       22,452,000
    Valuation allowance.....................................   (24,073,000)     (21,784,000)
                                                              ------------     ------------
      Net deferred tax assets...............................  $  1,352,000     $    668,000
                                                              ============     ============
    Deferred tax liabilities:
    Depreciation............................................  $   (177,000)    $   (418,000)
    Basis difference -- debenture exchange..................      (807,000)         --
    Other...................................................      (368,000)        (250,000)
                                                              ------------     ------------
      Total deferred tax liabilities........................  $ (1,352,000)    $   (668,000)
                                                              ============     ============
      Net deferred taxes recorded...........................  $         --     $         --
                                                              ============     ============

     Deferred tax assets and liabilities as of July 31, 1994 have been reclassified to reflect the tax returns as actually filed. The valuation allowance relates to uncertainty surrounding the realization of the deferred tax assets, principally the tax loss carryforwards.

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  STOCKHOLDERS' EQUITY

  Authorized Shares

     At the Company's Annual Meeting of Stockholders in December 1993, the stockholders approved an increase in the Company's authorized common stock from 50,000,000 shares to 100,000,000 shares.

  Stock Option Plans

     The Company has two stock option plans: the 1990 Stock Option Plan ("1990 Plan") and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan ("U.K. Plan").

     The 1990 Plan and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value on the date of grant. The 1990 Plan also provides for the granting of options to key employees, directors and advisors of the Company to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under both plans are exercisable over vesting periods which are typically three-years beginning one year from the date of grant. In December 1994, the stockholders of the Company approved an increase to the number of shares of common stock that may be granted under the 1990 Plan, through October 2000, from 1,500,000 shares to 2,700,000 shares. At July 31, 1995, options to purchase 1,374,143 shares had been granted, and 1,325,857 shares were subject to future grant under the 1990 Plan. At July 31, 1995, 100,000 shares were subject to future grant under the U.K. Plan.

     The following table summarizes stock option activity for the three years ended July 31, 1995:

                                                                                  RANGE OF
                                                                    SHARES      OPTION PRICES
                                                                   --------     -------------
Outstanding at July 31, 1992...................................    2,096,028    $0.05 - $6.88
     Granted...................................................     569,000      0.05 -  1.88
     Exercised.................................................    (408,695)     0.50 -  3.75
     Terminated................................................    (143,895)     1.88 -  3.75
                                                                   --------
Outstanding at July 31, 1993...................................    2,112,438     0.05 -  6.88
     Granted...................................................     398,000      0.05 -  3.94
     Exercised.................................................    (255,285)     0.05 -  3.75
     Terminated................................................     (71,814)     1.75 -  3.75
                                                                   --------
Outstanding at July 31, 1994...................................    2,183,339     0.05 -  6.88
                                                                   --------
     Granted...................................................     391,000      1.00 -  5.56
     Exercised.................................................    (504,595)     0.05 -  3.75
     Terminated................................................     (35,675)     1.88 -  4.13
                                                                   --------
Outstanding at July 31, 1995...................................    2,034,069     0.05 -  6.88
                                                                   ========

     Of the total options outstanding at July 31, 1995, 1,135,014 shares were exercisable.

  Warrants

     In July 1994, in connection with a term loan agreement, the Company issued to Ando Electric Co., Ltd. a warrant to purchase up to 2,000,000 shares of common stock, at the fair market value of $2.31 per share, during the term of the loan agreement (see Note 5). At July 31, 1995, the total warrant was outstanding.

  Employees' Stock Purchase Plan

     In December 1993, the stockholders of the Company approved the adoption of the 1993 Employees' Stock Purchase Plan, which replaced the 1983 Employees' Stock Purchase Plan which expired in December 1993. Under this plan, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The plan limits the number of shares which can be issued for any semi-annual plan period to 150,000 shares

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and, over the term of the plan, the Company may issue up to 600,000 shares. Under the plan, 299,708 shares were issued in fiscal 1995 and 19,520 shares were available for future issuance under this plan at July 31, 1995.

  Rights Agreement

     The Board of Directors of the Company adopted a Rights Agreement, dated as of May 11, 1989, between the Company and The First National Bank of Boston, as rights agent, and in connection therewith, distributed one common share purchase right for each outstanding share of common stock. The rights will become exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer that would result in ownership of 30% or more of the common stock. Initially, each right will entitle a stockholder to buy one share of common stock of the Company at a purchase price of $30.00 per share, subject to significant adjustment depending upon the occurrence thereafter of certain events. Before any person or group has acquired 20% or more of the common stock of the Company, the rights are redeemable by the Board of Directors at $0.01 per right. The rights will expire on May 11, 1999, unless redeemed by the Company prior to that date.

9.  RETIREMENT PLAN

     The Company's retirement plan provides for an annual discretionary contribution by the Company from current or accumulated profits of an amount not to exceed 5% of the eligible compensation of the participants in the plan. Amounts are allocated to the accounts of the participants based on their compensation and years of service and are subject to certain vesting provisions. No contributions were made in the past three fiscal years. Eligible employees may also make voluntary contributions to the plan through a salary reduction contract up to the statutory limit or 15% of their annual compensation. Beginning in October 1995, the Company will begin matching, up to certain prescribed limits, employees' voluntary contributions to the plan.

10.  GEOGRAPHIC AREA INFORMATION

     The Company's operations by geographic segment for the three years ended July 31, 1995 are summarized as follows:

                                                                 YEAR ENDED JULY 31
                                                     ------------------------------------------
                                                        1993           1994            1995
                                                     -----------    -----------     -----------
Sales to unaffiliated customers
     North America.................................  $ 91,248,000   $ 65,240,000    $ 70,797,000
     Europe........................................    20,744,000     24,423,000      33,268,000
     Japan.........................................     9,447,000     21,106,000      21,352,000
     Rest of world (principally Pacific Rim).......    51,493,000     57,557,000      84,902,000
                                                     ------------   ------------    ------------
          Total sales to unaffiliated customers....  $172,932,000   $168,326,000    $210,319,000
                                                     ============   ============    ============
Transfers between geographic areas
     United States.................................  $ 51,003,000   $ 67,225,000    $ 81,666,000
     Europe........................................     5,857,000      7,751,000      10,966,000
     Japan.........................................       142,000        364,000         519,000
                                                     ------------   ------------    ------------
          Total transfers between geographic
            areas..................................  $ 57,002,000   $ 75,340,000    $ 93,151,000
                                                     ============   ============    ============
Income (loss) from operations
     United States.................................  $  2,288,000   $(25,991,000)   $  9,228,000
     Europe........................................      (212,000)      (613,000)      2,853,000
     Japan.........................................    (5,717,000)    (1,892,000)        569,000
     Eliminations..................................       755,000         95,000       2,190,000
                                                     ------------   ------------    ------------
          Total income (loss) from operations......  $ (2,886,000)  $(28,401,000)   $ 14,840,000
                                                     ============   ============    ============

                                LTX CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                YEAR ENDED JULY 31
                                                     -----------------------------------------
                                                        1993           1994           1995
                                                     -----------    -----------    -----------
Identifiable assets
     United States.................................  $135,962,000   $124,029,000   $136,563,000
     Europe........................................     9,382,000     20,730,000     17,866,000
     Japan.........................................    12,428,000     13,180,000     13,296,000
     Eliminations..................................   (19,515,000)   (27,303,000)   (21,808,000)
                                                     ------------   ------------   ------------
          Total identifiable assets................  $138,257,000   $130,636,000   $145,917,000
                                                     ============   ============   ============

     Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary's sale and support efforts.

11.  COMMITMENTS

     The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under non-cancelable leases at July 31, 1995 are as follows:

                                                                         TOTAL         TOTAL
                                               REAL                    OPERATING      CAPITAL
                                              ESTATE      EQUIPMENT      LEASES       LEASES
                                            ----------    ---------    ----------    ---------
Year ended July 31,
     1996................................   $ 5,212,000   $2,031,000   $ 7,243,000   $  435,000
     1997................................     4,096,000      841,000     4,937,000      235,000
     1998................................     3,750,000      347,000     4,097,000      235,000
     1999................................     3,301,000       42,000     3,343,000      235,000
     2000................................     3,538,000       25,000     3,563,000      235,000
     2001 and thereafter.................    22,107,000          --     22,107,000      157,000
                                            -----------   ----------   -----------   ----------
Total minimum lease payments.............   $42,004,000   $3,286,000   $45,290,000   $1,532,000
                                            ===========   ==========   ===========
Less: amount representing interest.......                                              (214,000)
                                                                                     ----------
Present value of total capital leases....                                            $1,318,000
                                                                                     ==========

     Total rental expense for fiscal 1993, 1994 and 1995 was $10,822,000, $9,849,000 and $9,611,000, respectively.

     As a result of the Company's restructuring in fiscal 1994, certain excess leased facilities have been sub-leased. At July 31, 1995, the Company had accrued $1,159,000, which is included in restructuring charges on the accompanying balance sheet, relating to the lease commitments on these facilities.

12.  JOINT VENTURE AGREEMENT

     In May 1990, the Company completed a joint venture agreement with Sumitomo Metal Industries, Ltd. ("SMI") of Japan to manufacture, sell and support the Company's semiconductor test equipment products in Japan. Under this agreement, the Company owns 50.5% of the shares of its Japanese subsidiary and 49.5% are owned by SMI.

     At July 31, 1995, other assets include a minority interest receivable from SMI of $2,320,000 which arose as a result of cumulative losses of the Company's Japanese subsidiary allocable to SMI, exceeding SMI's investment in the Company's subsidiary. The Company believes this asset is fully realizable from SMI due to SMI's guarantee of a portion of the Company's Japanese subsidiary's bank lines of credit.

                                LTX CORPORATION

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        1995
                                             ----------------------------------------------------------
                                              FIRST          SECOND           THIRD            FOURTH
                                             QUARTER        QUARTER          QUARTER         QUARTER(1)
                                             -------       ----------       ----------       ----------
Net sales.................................   $46,790         $50,017          $53,571          $59,941
Gross profit..............................    15,861          17,469           18,691           21,550
Net income................................       786           1,917            2,911            5,080
Net income per share:
     Primary..............................      0.03            0.07             0.10             0.17
     Fully diluted........................      0.03            0.07             0.10             0.16

                                                                        1994
                                             ----------------------------------------------------------
                                              FIRST          SECOND           THIRD            FOURTH
                                             QUARTER       QUARTER(2)        QUARTER          QUARTER
                                             -------       ----------       ----------       ----------
Net sales.................................   $47,164        $ 38,119         $40,216          $42,827
Gross profit..............................    14,945           7,455          11,494           13,993
Net loss..................................    (1,605)        (24,005)         (4,331)          (1,363)
Primary and fully diluted net loss per
  share...................................     (0.06)          (0.96)          (0.17)           (0.05)

---------------

(1) Fully diluted earnings per share in the fourth quarter of fiscal year 1995 is based on the weighted average number of common stock and common stock equivalents outstanding and the shares issued upon conversion of the 13 1/2% Convertible Subordinated Debentures Due 2011.

(2) The Company took a restructuring charge of $14,376,000 to its second quarter results of operations. The restructuring charge largely related to the Company's plan to eliminate excess leased facilities and included amounts for severance payments and benefits to employees terminated in a workforce reduction. The Company also took a provision for excess inventories of $3,500,000 in the second quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              EXECUTIVE COMPENSATION
              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under these Items is included in Item 1. of Part I of this report and in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 13, 1995, under the headings "Certain Stockholders," "Election of Directors," and "Compensation of Executives," which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year, July 31, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of LTX Corporation are included in response to Item 8:

         Report of Independent Public Accountants
         Consolidated Balance Sheet -- July 31, 1994 and 1995
         Consolidated Statement of Operations for the years ended
           July 31, 1993, 1994 and 1995
         Consolidated Statement of Stockholders' Equity for the years ended July 31, 1993, 1994 and 1995
         Consolidated Statement of Cash Flows for the years
           ended July 31, 1993, 1994 and 1995
         Notes to the Consolidated Financial Statements

    (B) 2.  SCHEDULES

     Separate financial statements of LTX Corporation (parent only) have been omitted since they are not required.

     All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

    (A) 3.  EXHIBITS

     Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company's Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company's Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company's Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company's Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company's Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company's Form 8A/A filed September 30, 1993 amending the Company's Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company's Current Report on Form 8-K, filed May 11, 1989; or the Company's Annual Reports on Form 10-K for one of the years ended July 31, 1994, 1993, 1992, 1991,

1990, 1989, 1988, 1987, 1986, 1985, 1984 and 1983 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

     (A) EXHIBITS

        (3)(A)         --  Articles of Organization, as amended. (Exhibit 3.1 to the 1995
                           Registration Statement No. 1)

        (3)(B)         --  By-laws, as amended. (Exhibit 3.3 to the 1995 Registration Statement
                           No. 1)

        (4)(A)         --  Indenture dated April 15, 1986 between the Company and The First
                           National Bank of Boston. (Exhibit 4(A) to the 1990 Registration
                           Statement No. 1)

        (4)(A)(ii)     --  Indenture dated June 15, 1990 between the Company and The First
                           National Bank of Boston. (Exhibit 4(A)(ii) to the 1990 Annual Report
                           on Form 10-K)

        (4)(C)         --  Rights Agreement. (Exhibit 1 of the Registrant's Current Report on
                           Form 8-K, filed May 11, 1989), as amended by Amendment No. 1 to
                           Rights Agreement dated as of September 17, 1993 (Exhibit 4(C) to the
                           1993 Annual Report on Form 10-K)

        (10)(B)+       --  1990 Stock Option Plan. (Exhibit 10(B) hereto)

        (10)(D)+       --  1993 Employees' Stock Purchase Plan. (Exhibit 10(D) to the 1994
                           Annual Report on Form 10-K)

        (10)(E)+       --  1983 Non-Qualified Stock Option Plan. (Exhibit 10(E) to the 1983
                           Annual Report on Form 10-K)

        (10)(F)        --  LTX Corporation Growth and Investment Program, as restated. (Exhibit
                           10(F) to the 1993 Annual Report on Form 10-K)

        (10)(I)        --  Lease dated as of March 8, 1984 relating to land and building at
                           McCandless Park, San Jose, California. (Exhibit 10(I) to the 1984
                           Registration Statement)

        (10)(J)        --  Lease dated as of July 16, 1984 relating to Company's administration facility on Rosemont Avenue, Westwood, Massachusetts. (Exhibit 10(J)
                           to the 1984 Registration Statement)

        (10)(K)        --  Lease dated as of February 27, 1985 relating to land and building at
                           McCandless Park, San Jose, California. (Exhibit 10(K) to the 1985
                           Annual Report on Form 10-K)

        (10)(M)        --  Lease dated as of November 26, 1980 relating to Company's manufacturing facility at 5 Rosemont Avenue, Westwood,
                           Massachusetts, and Amendment dated as of April 29, 1982, and Third
                           Amendment and Restatement of Lease dated April 29, 1982. (Exhibit
                           10(M) to the 1993 Annual Report on Form 10-K)

        (10)(N)        --  Joint Venture Agreement dated May 14, 1990 among Sumitomo Metal
                           Industries, Ltd., LTX Corporation and LTX Co., Ltd. (Exhibit 10(N)
                           to the 1990 Registration Statement No. 1)

        (10)(O)        --  License Agreement dated May 14, 1990 between LTX Corporation and LTX
                           Co., Ltd. (Exhibit 10(O) to the 1990 Registration Statement No. 1)

        (10)(P)        --  Distribution and Supply Agreement between LTX Corporation and LTX
                           Co., Ltd. (Exhibit 10(P) to the 1990 Registration Statement No. 1)

        (10)(Q)        --  Securities Purchase Agreement for sale of LTX Common Stock, $0.05 par value, and 10 1/2% Convertible Subordinated Debentures Due 2010
                           to Sumitomo Metal Industries, Ltd. (Exhibit 10(Q) to the 1990
                           Registration Statement No. 1)

        (10)(R)*       --  License and Development Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(R)
                           to the 1993 Annual Report on Form 10-K)

        (10)(S)*       --  Distribution and Supply Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(S)
                           to the 1993 Annual Report on Form 10-K)

        (10)(T)*       --  Letter Agreement dated as of January 29, 1993 between LTX
                           Corporation and Ando Electric Co., Ltd. (Exhibit 10(T) to the 1993
                           Annual Report on Form 10-K)

        (10)(U)        --  Credit Agreement dated as of October 6, 1994 between LTX Corporation and Silicon Valley Bank (Exhibit 10(U) to the 1994 Annual Report on
                           Form 10-K)

        (10)(V)        --  Loan Agreement dated as of July 20, 1994 between LTX Corporation and
                           Ando Electric Co., Ltd. (Exhibit 10(V) to the 1994 Annual Report on
                           Form 10-K)

        (10)(W)*       --  Amendment No. 1 to License and Development Agreement dated as of
                           July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd.
                           (Exhibit 10(W) to the 1994 Annual Report on Form 10-K)

        (22)           --  Subsidiaries of Registrant

        (27)           --  Financial Data Schedules (Exhibit 27 hereto)

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

ITEM 14(B).  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1995.

ITEM 14(C).  EXHIBITS

     Exhibit 22 -- Subsidiaries of Registrant

                                                           JURISDICTION
                             COMPANY                     OF ORGANIZATION   OWNERSHIP
                             -------                     ----------------  ---------
          LTX Co., Ltd.                                  Japan                50.5%
          LTX (Europe) Limited                           United Kingdom      100%
          LTX International, Inc., a Domestic
            International Sales Corporation (DISC)       Delaware            100%
          LTX (Deutschland) GmbH                         West Germany        100%
          LTX France S.A.                                France              100%
          LTX Test Systems Corporation                   Delaware            100%
          LTX (Italia) S.r.l.                            Italy               100%
          LTX Benelux B.V.                               The Netherlands     100%
          LTX International B.V.                         The Netherlands     100%
          LTX (Foreign Sales Corporation) B.V.           The Netherlands     100%
          LTX Asia International, Inc.                   Delaware            100%
          LTX Israel Limited                             Israel              100%
          LTX (Malaysia) SDN.BHD.                        Malaysia            100%
          iPTest (Holdings) Limited                      United Kingdom      100%

     The subsidiaries listed are all included in the consolidated financial statements of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LTX CORPORATION


                                                   /S/  ROGER W. BLETHEN
                                                   /S/  MARTIN S. FRANCIS
                                            By .................................
                                                      ROGER W. BLETHEN
                                                   DIRECTOR AND PRESIDENT
                                                      MARTIN S. FRANCIS
                                                   DIRECTOR AND PRESIDENT
September 19, 1995


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                        DATE
                ---------                               -----                        ----
     /S/   GRAHAM C. C. MILLER              Chairman of the Board              September 19, 1995
 ..........................................
          (GRAHAM C. C. MILLER)

     /S/     ROGER W. BLETHEN               President and Director             September 19, 1995
 ..........................................    (Principal Executive
            (ROGER W. BLETHEN)                Officer)


     /S/     MARTIN S. FRANCIS              President and Director             September 19, 1995
 ..........................................    (Principal Executive
           (MARTIN S. FRANCIS)                Officer)


     /S/       JOHN J. ARCARI              Chief Financial Officer and         September 19, 1995
 ..........................................    Treasurer (Principal
             (JOHN J. ARCARI)                 Financial Officer)

     /S/     GLENN W. MELONI                Controller (Principal              September 19, 1995
 ..........................................    Accounting
            (GLENN W. MELONI)                 Officer)

     /S/     JACQUES BOUYER                 Director                           September 19, 1995
 ..........................................
             (JACQUES BOUYER)

     /S/      FRED J. BUTLER                Director                           September 19, 1995
 ..........................................
             (FRED J. BUTLER)

     /S/     ROGER J. MAGGS                 Director                           September 19, 1995
 ..........................................
             (ROGER J. MAGGS)

     /S/      ROBERT E. MOORE               Director                           September 19, 1995
 ..........................................
             (ROBERT E. MOORE)

     /S/     SAMUEL RUBINOVITZ              Director                           September 19, 1995
 ..........................................
           (SAMUEL RUBINOVITZ)