Form 10-Q
period 1995-10-31
LTX CORP
filed 1995-12-15
CIK 357020

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT of 1934


For Quarter Ended October 31, 1995              Commission File Number 0-10761

                               LTX CORPORATION

           (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                     04-2594045
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


        LTX Park at University Avenue, Westwood, Massachusetts  02090
        -------------------------------------------------------------
            (Address of principal executive offices and zip code)


     Registrant's telephone number, including area code  (617) 461-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes      X   No
                                                ----------  ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at December  1, 1995
---------------------------------------       --------------------------------
Common Stock, par value $0.05 per share                   34,677,546

                               LTX CORPORATION

                                    INDEX


                                                              Page Number

       Part I.   FINANCIAL INFORMATION

          Consolidated Balance Sheet                               1
            October 31, 1995 and July 31, 1995


          Consolidated Statement of Operations
            Three months ended October 31, 1995
            and October 31, 1994                                   2


          Consolidated Statement of Cash Flows
            Three months ended October 31, 1995
            and October 31, 1994                                   3


          Notes to Consolidated Financial Statements               4


          Management's Discussion and Analysis of
          Financial Condition and Results of Operations          5 - 7


       Part II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Securit      8

          Item 6 - Exhibits and Reports on Form 8-K                8


       SIGNATURES                                                  9

                               LTX CORPORATION

                         CONSOLIDATED BALANCE SHEET

                                 (Unaudited)
                               (In thousands)


                                                  October 31,    July 31,
                                                     1995          1995
                                                 -----------     --------

      ASSETS
      Current assets:
       Cash and equivalents                         $84,369      $29,183
       Accounts receivable, less allowances of
        $763 and $700                                31,556       32,785
       Inventories                                   52,041       47,101
       Other current assets                           5,039        4,929
                                                    -------      -------

        Total current assets                        173,005      113,998

      Property and equipment, net                    29,390       28,407
      Other assets                                    3,501        3,512
                                                   --------     --------
                                                   $205,896     $145,917
                                                   ========     ========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
       Notes payable and current portion of
        long-term liabilities                        $8,490       $8,816
       Accounts payable                              21,191       21,744
       Accrued expenses and restructuring charge     13,103       14,099
       Unearned service revenues and customer
        advances                                      6,471        7,157
                                                   --------     --------
        Total current liabilities                    49,255       51,816
                                                   --------     --------

      Long-term liabilities, less current
       portion                                       20,791       20,959
      Convertible subordinated debentures             7,308        7,308
      Deferred compensation                             428          427
      Stockholders' equity:
       Common stock, $0.05 par value                  1,733        1,463
       Additional paid-in capital                   187,316      131,425
       Accumulated deficit                          (60,935)     (67,481)
                                                   --------     --------
        Total stockholders' equity                  128,114       65,407
                                                   --------     --------
                                                   $205,896     $145,917
                                                   ========     ========


        See accompanying Notes to Consolidated Financial Statements.

                               LTX CORPORATION

                    CONSOLIDATED STATEMENT OF OPERATIONS

                                 (Unaudited)
                  (In thousands, except per share amounts)


                                                           Three Months
                                                              Ended
                                                            October 31,
                                                       ------------------------
                                                         1995          1994
                                                       ----------    ----------

      Net sales                                         $62,158       $46,790

      Cost of sales                                      38,728        30,929
                                                        -------       -------

        Gross margin                                     23,430        15,861

      Engineering and product development expenses        5,342         4,722

      Selling, general and administrative expenses       10,978         9,102
                                                        -------       -------
        Income from operations                            7,110         2,037

      Interest expense, net                                 350         1,251
                                                        -------       -------
        Income before income taxes                        6,760           786

      Provision for income taxes                            214             0
                                                        -------       -------
          Net income                                    $ 6,546       $   786
                                                        =======       =======


      Primary and fully diluted net income per share      $0.19         $0.03


      Weighted average shares                            34,165        28,339


        See accompanying Notes to Consolidated Financial Statements.

                               LTX CORPORATION

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                                            Three Months
                                                               Ended
                                                             October 31,
                                                        -----------------------
                                                           1995         1994
                                                        ----------   ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Net income                                         $ 6,546      $   786
        Add (deduct) non-cash items:
          Depreciation and amortization                     2,677        2,299
          Original issue discount amortization                              66
          Exchange (gain) loss                               (478)         146

       (Increase) decrease in:
          Accounts receivable                                 584       (6,087)
          Inventories                                      (4,940)      (2,611)
          Other current assets                               (110)        (707)
          Other assets                                        (83)          11

       Increase (decrease) in:
          Accounts payable                                   (358)       6,307
          Accrued expenses and restructuring charges         (692)      (2,371)
          Unearned service revenues and custome              (686)         296
                                                          -------      -------
        Net cash provided by (used in) operating
         advances                                           2,460       (1,865)
                                                          -------      -------
     CASH USED IN INVESTING ACTIVITIES:
       Expenditures for property and equipment, net        (3,660)      (2,770)
                                                          -------      -------
        Net cash used in investing activities              (3,660)      (2,770)
                                                          -------      -------
     CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
       Proceeds from stock purchase and option plans          350           36
       Increase in bank debt                                  659          889
       Payments of long-term debt                            (116)         (65)
       Sale of Common Stock                                55,811
                                                          -------      -------
        Net cash provided by financing activities          56,704          860
                                                          -------      -------
     Effect of exchange rate changes on cash                 (318)          78
     Net increase (decrease) in cash and equivalents       55,186       (3,697)
     Cash and equivalents at beginning of period           29,183       17,226
                                                          -------      -------
     Cash and equivalents at end of period                $84,369      $13,529
                                                          =======      =======

     Supplemental Cash Flow Disclosures
       Cash paid during the period for:
        Interest                                             $470       $1,605
        Income taxes                                         $180          $30


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

        3. Inventories are stated at the lower of cost (first-in, first-out) or market and include material manufacturing overhead. Inventories consisted of the following at:

                                   October 31,    July 31,
                                      1995         1995
                                   -----------    --------
                                         (In thousands)
             Raw materials            $15,787      $12,388
             Work-in-process           25,004       24,680
             Finished goods            11,250       10,033
                                      -------      -------
                                      $52,041      $47,101
                                      =======      =======

        4.  Product and service sales and cost of sales were as follows:

                                          Three Months
                                              Ended
                                           October 31,
                                      ---------------------
                                        1995         1994
                                      --------      -------
             Net sales:
               Product                 $56,107      $40,828
               Service                   6,051        5,962
                                       -------      -------
                 Total net sales       $62,158      $46,790
                                       =======      =======
             Cost of sales:
               Product                 $35,566      $27,409
               Service                   3,162        3,520
                                       -------      -------
                 Total cost of sales   $38,728      $30,929
                                       =======      =======

        5.  Interest expense and income were as follows:

                                            Three Months
                                                Ended
                                             October 31,
                                        --------------------
                                          1995        1994
                                        --------    --------
                                           (In thousands)
             Expense                      $662      $1,343
             Income                       (312)        (92)
                                          ----      ------
               Interest expense, net      $350      $1,251
                                          ====      ======

        6. Primary and fully diluted net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include shares issuable under stock option plans and warrants to purchase shares. None of the Company's Convertible Subordinated Debentures are common stock equivalents.

        7. In October 1995, the Company completed the sale of 5,250,000 shares of common stock at $11.25 per share. The Company received net proceeds of $55.8 million, after underwriting commissions and other expenses, from the sale.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as a percentage of total net sales.

                                Percentage of Net Sale        Percentage
                                ----------------------   -------------------
                                     Three Months        Increase/(Decrease)
                                        Ended                Three Months
                                      October 31                 1995
                                ----------------------           Over
                                  1995          1994             1994
                                --------      --------   -------------------
     Net sales                   100.0%        100.0%             32.8%

     Cost of sales                62.3          66.1              25.2
                                 -----         -----
       Gross margin               37.7          33.9              47.7

     Engineering and product
      development expenses         8.6          10.1              13.1

     Selling, general and
      administrative expenses     17.7          19.4              20.6
                                 -----         -----
       Income from operations     11.4           4.4             249.0

     Interest expense, net         0.6           2.7             (72.0)
                                 -----         -----
       Income before income taxes 10.8           1.7             760.0

     Provision for income taxes    0.3           0.0              N/M
                                 -----         -----
       Net income                 10.5           1.7             732.8
                                 =====         =====

    N/M - Not meaningful

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
---------------------

Three Months Ended October 31, 1995 Compared to the Three Months Ended October 31, 1994

        The Company continued to experience strong demand for its products during the first quarter of fiscal 1996. Orders were strong in all geographic regions and reflected the continuing capacity expansion in the semiconductor industry. As a result, the Company increased shipments to a record level and further expanded its order backlog during the period. Net sales in the three months ended October 31, 1995 were $62.2 million compared to $46.8 million in the three months ended October 31, 1994, an increase of 33%. Essentially all of the increase in sales was from additional shipments of the Company's mixed signal and digital test systems. Service revenues were $6.1 million in the three months ended October 31, 1995 compared to $6.0 million in the three months ended October 31, 1994.

        The gross profit margin was 37.7% of net sales in the three months ended October 31, 1995 compared to 33.9% in the same period of the prior year. The improvement in the gross profit margin was primarily a result of the combination of lower fixed manufacturing costs on the higher level of shipments year-to-year, and benefit from a price increase and cost reduction programs for the Company's Synchro Series.

        Engineering and product development expenses were $5.3 million, or 8.6% of net sales, in the three months ended October 31, 1995 compared to $4.7 million, or 10.1% of net sales, in the same period of the prior year. The increase in engineering and product development expenses primarily reflect additional resources for the Company's continuing product development programs for its Synchro and Delta Series product lines.

        Selling, general and administrative expenses were $11.0 million, or 17.7% of net sales, in the three months ended October 31, 1995, compared to $9.1 million, or 19.4% of net sales, in the same period of the prior year. The 21% increase in selling, general and administrative expenses primarily reflect added sales commissions and travel costs on the higher level of sales.

        Net interest expense was $0.4 million in the three months ended
October 31, 1995 compared to $1.3 million in the same period of the prior year. The reduction in net interest expense was a result of the conversion of the Company's 13 1/2% Convertible Subordinated Debentures Due 2011 into common stock in July 1995 and interest income generated by the proceeds from the sale of 5.25 million shares of the Company's common stock in early October.

        The tax provision of $0.2 million in the three months ended October
31, 1995 reflected certain state and foreign tax provisions. The Company is in a net operating loss carryforward position in most tax jurisdictions.

        The Company had net income of $6.5 million, or $0.19 per share, in the three months ended October 31, 1995, compared to net income of $0.8 million, or $0.03 per share, in the same period of the prior year. The significant improvement in profitability was a result of a combination of the higher shipment levels, the improvement in the gross profit margin and the reduction in operating expenses as a percentage of net sales.

Liquidity and Capital Resources:
-------------------------------

Cash and equivalents were $84.4 million at October 31, 1995 compared to $29.2 million at July 31, 1995. The increase in cash and equivalents was largely a result of the $55.8 million in net proceeds from the sale of 5.25 million shares of common stock in early October. The Company generated $2.5 million in net cash from operating activities and used $3.3 million of net cash for property and equipment additions.

        The positive net cash flow from operating activities was a result of the net income for the period, before non-cash depreciation charges, reduced by an increase in working capital requirements in the period, primarily for inventories. Although sales in the three months ended October 31, 1995 were 33% higher than sales in the same period of the prior year, accounts receivable increased by only $0.6 million in the period. This improvement reflected the Company's ability to ship more evenly within the period and achieve a higher level of collections on those shipments. The increase of $4.9 million in inventories during the three months ended October 31, 1995 primarily reflected an increase to meet higher shipment levels. The Company had a restructuring reserve of $3.3 million remaining at October 31, 1995 to cover the estimated future cash flow relating primarily to excess leased facilities. During the three months ended October 31, 1995, cash outflows for excess leased facilities were $2.6 million and $0.2 million for severance payments. At October 31, 1995, the Company had working capital of $123.8 million and a ratio of current assets to current liabilities of 3.5 to 1.0.

        Additions to property and equipment of $3.7 million in the period exceeded depreciation charges of $2.7 million. Property and equipment additions during the period were primarily for product development and customer support activities, as well as leasehold improvements to a facility in Massachusetts.

        The Company's Japanese subsidiary had bank borrowings of $8.2 million at October 31, 1995, compared to $8.5 million at July 31, 1995. The Company had no borrowings outstanding under its domestic bank line at October 31, 1995 or July 31, 1995. The Company is in the process of extending the term of its credit facility, on an unsecured basis, with its domestic bank.

        Management believes that the Company has sufficient cash resources to meet its fiscal 1996 requirements. These resources include existing cash balances, borrowing availability under domestic and Japanese bank lines and future cash flows from operations.

                        PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Stockholders on December 13, 1995.

         (b) Stockholders elected Messrs. Martin S. Francis, Jacques Bouyer, and Samuel Rubinovitz as Class III Directors to serve a three year term.

         (c) Other matters voted upon and the results of the voting were as follows:

             (1) Stockholders voted 30,351,634 shares FOR; 1,956,862 shares
                 AGAINST; 106,622 shares ABSTAINED and 2,249,458 shares did not vote to amend the 1993 Employees' Stock Purchase Plan to increase the number of shares subject to the Plan from 600,000 to 1,200,000 shares.

             (2) Stockholders voted 28,825,773 shares FOR; 3,441,554 shares
                 AGAINST; 148,091 shares ABSTAINED and 2,249,158 shares did not vote to amend the 1990 Stock Option Plan to change the award of options to members of the Board of Directors who are not employees of LTX Corporation.

             (3) Stockholders voted 23,318,812 shares FOR; 8,957,964 shares
                 AGAINST; 138,642 shares ABSTAINED and 2,249,158 shares did not vote to amend the 1990 Stock Option Plan to increase the number of shares subject to the Plan from 2,700,000 to 3,700,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27    Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the three months ended October 31, 1995.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LTX Corporation



Date: December 14, 1995               By: /s/ Roger W. Blethen
      -----------------                  ---------------------------
                                              Roger W. Blethen
                                                  President



Date: December 14, 1995               By: /s/ Martin S. Francis
      -----------------                  ---------------------------
                                              Martin S. Francis
                                                  President



Date: December 14, 1995               By: /s/ John J. Arcari
      -----------------                  ---------------------------
                                              John J. Arcari
                                                 Treasurer
                                          Chief Financial Officer
                                         (Principal Financial Officer)



Date: December 14, 1995               By: /s/ Glenn W. Meloni
      -----------------                  ----------------------------
                                              Glenn W. Meloni
                                                 Controller
                                         (Principal Accounting Officer)