Form 10-Q
period 1996-01-31
LTX CORP
filed 1996-03-12
CIK 357020

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended January 31, 1996                     Commission Number 0-10761

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


        LTX Park at University Avenue, Westwood, Massachusetts 02090
        ------------------------------------------------------------
            (address of principal executive offices and zip code)

      Registrant's telephone number, including area code (617) 461-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X      No
                                            ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                 Outstanding at March 1, 1996
---------------------------------------             ----------------------------
Common Stock, par value $0.05 per share                      34,807,890

                               LTX CORPORATION

                                    INDEX
                                                                   Page Number
Part I.   FINANCIAL INFORMATION

     Consolidated Balance Sheet                                          1
         January 31, 1996 and July 31, 1995

     Consolidated Statement of Operations
         Three months and six months ended
         January 31, 1996 and January 31, 1995                           2

     Consolidated Statement of Cash Flows
         Six months ended January 31, 1996
         and January 31, 1995                                            3

     Notes to Consolidated Financial Statements                        4 - 5

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                     6 - 11


Part II.  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                              13


                               LTX CORPORATION

                                           CONSOLIDATED BALANCE SHEET

                                                  (Unaudited)
                                       (In thousands, except share data)
                                                                       January 31,   July 31,
                                                                          1996         1995
                                                                      -----------   ----------
          ASSETS
          Current assets:
            Cash and equivalents                                       $ 67,246     $ 29,183
            Short-term investments                                        9,889            -
            Accounts receivable, less allowances of $763 and $700        43,530       32,785
            Inventories                                                  55,707       47,101
            Other current assets                                          5,970        4,929
                                                                       --------     --------
              Total current assets                                      182,342      113,998

          Property and equipment, net                                    32,642       28,407
          Other assets                                                    3,418        3,512
                                                                       --------     --------
                                                                       $218,402     $145,917
                                                                       ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Notes payable and current portion of
              long-term liabilities                                    $  8,971     $  8,816
            Accounts payable                                             22,498       21,744
            Accrued expenses and restructuring charges                   11,192       14,099
            Unearned service revenues and customer advances               9,628        7,157
                                                                       --------     --------
              Total current liabilities                                  52,289       51,816

          Long-term liabilities, less current portion                    20,718       20,959
          Convertible subordinated debentures                             7,308        7,308
          Deferred Compensation                                             428          427
          Stockholders' equity:
            Common stock, $0.05 par value                                 1,740        1,463
            Additional paid-in capital                                  188,109      131,425
            Accumulated deficit                                         (52,190)     (67,481)
                                                                       --------     --------
              Total stockholders' equity                                137,659       65,407
                                                                       --------     --------
                                                                       $218,402     $145,917
                                                                       ========     ========

         See accompanying Notes to Consolidated Financial Statements.

                               LTX CORPORATION

                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                   (Unaudited)
                                     (In thousands, except per share amounts)

                                                               Three Months              Six Months
                                                                  Ended                    Ended
                                                                January 31,              January 31,
                                                           --------------------     ---------------------
                                                            1996         1995         1996         1995
                                                           -------      -------     --------      -------
        Net sales                                          $65,054      $50,017     $127,212      $96,807

        Cost of sales                                       39,007       32,548       77,735       63,477
                                                           -------      -------     --------      -------
              Gross margin                                  26,047       17,469       49,477       33,330

        Engineering and product development expenses         5,649        4,715       10,991        9,437

        Selling, general and administrative expenses        11,510        9,619       22,488       18,721
                                                           -------      -------     --------      -------
              Income from operations                         8,888        3,135       15,998        5,172

        Interest (income) expense, net                        (237)       1,123          113        2,374
                                                           -------      -------     --------      -------

              Income before income taxes                     9,125        2,012       15,885        2,798

        Provision for income taxes                             380           95          594           95
                                                           -------      -------     --------      -------
              Net income                                   $ 8,745      $ 1,917     $ 15,291      $ 2,703
                                                           =======      =======     ========      =======

        Primary and fully diluted net income per share     $  0.23      $  0.07     $   0.42      $  0.10

        Weighted average shares                             37,626       28,517       36,106       28,428


         See accompanying Notes to Consolidated Financial Statements.

                               LTX CORPORATION

                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  (Unaudited)
                                                (In thousands)
                                                                                          Six Months
                                                                                            Ended
                                                                                          January 31,
                                                                                     --------------------
                                                                                      1996         1995
                                                                                     -------      -------
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
        Net income                                                                   $15,291      $ 2,703
          Add (deduct) non-cash items:
            Depreciation and amortization                                              5,239        4,678
            Exchange (gain) loss                                                        (503)          (3)
            Original issue discount amortization                                          --          131

        (Increase) decrease in:
            Accounts receivable                                                      (11,678)       3,167
            Inventories                                                               (8,606)      (2,574)
            Other current assets                                                      (1,041)        (942)
            Other assets                                                                 (26)          (6)

        Increase (decrease) in:
            Accounts payable                                                             994        3,158
            Accrued expenses and restructuring charges                                (2,526)      (3,073)
            Unearned service revenues and customer advances                            2,471          673
                                                                                     -------      -------
          Net cash provided by (used in) operating activities                           (385)       7,912
                                                                                     -------      -------

      CASH USED IN INVESTING ACTIVITIES:
        Purchases of held-to-maturity securities                                      (9,889)          --
        Expenditures for property and equipment, net                                  (9,474)      (4,127)
                                                                                     -------      -------
          Net cash used in investing activities                                      (19,363)      (4,127)
                                                                                     -------      -------
      CASH PROVIDED BY FINANCING ACTIVITIES:
        Proceeds from sale of common stock                                            55,797           --
        Proceeds from stock purchase and option plans                                  1,164          611
        Increase in bank debt                                                          1,682           10
        Payments of long-term debt                                                      (279)        (224)
                                                                                     -------      -------
          Net cash provided by financing activities                                   58,364          397
                                                                                     -------      -------

      Effect of exchange rate changes on cash                                           (553)          33
                                                                                     -------      -------
      Net increase in cash and equivalents                                            38,063        4,215
      Cash and equivalents at beginning of period                                     29,183       17,226
                                                                                     -------      -------
          Cash and equivalents at end of period                                      $67,246      $21,441
                                                                                     =======      =======
      SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Cash paid during the period for:
          Interest                                                                   $ 1,340      $ 2,575
          Income taxes                                                                   400           45

         See accompanying Notes to Consolidated Financial Statements.

                               LTX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1. The accompanying financial statements have been prepared by LTX Corporation ("the Company"), without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K.

2. The Company considers all highly liquid investments which are readily convertible to cash and which have original maturity dates of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements and commercial paper.

        Effective August 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). In accordance with FAS 115, investments in debt securities are classified as trading, available-for-sale or held-to-maturity. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Held-to-maturity securities are stated at amortized cost with premiums and discounts amortized to interest income over the life of the investment.

        As of January 31, 1996 all of the Company's short-term investments were classified as held-to-maturity and consist primarily of commercial paper and other corporate debt securities, all of which mature prior to July 31, 1996. The fair market value of cash equivalents and short term investments is substantially equal to the amortized cost.

3. Revenues from product sales are recognized at the time units are shipped. Service revenues are recognized over the applicable contractual periods or as services are performed. Revenues from engineering contracts are recognized over the contract period on a percentage of completion basis.

4.      Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead.
        Inventories consisted of the following at:
                                                     January 31,   July 31,
                                                       1996         1995
                                                     ----------    -------
                                                         (In thousands)
                  Raw materials                       $16,067      $12,388
                  Work-in-process                      27,851       24,680
                  Finished goods                       11,789       10,033
                                                      -------      -------
                                                      $55,707      $47,101
                                                      =======      =======

                               LTX CORPORATION

                                 (Unaudited)

5 . Interest expense and income were as follows:
                                                          Three Months               Six Months
                                                             Ended                     Ended
                                                          January 31,               January 31,
                                                        -----------------       -------------------
                                                        1996        1995         1995         1995
                                                        ----       ------       ------       ------
                                                                      (In thousands)
                 Expense                                $603       $1,232       $1,265       $2,575
                 Income                                 (840)        (109)      (1,152)        (201)
                                                        ----       ------       ------       ------
                     Interest expense, net             ($237)      $1,123       $  113       $2,374
                                                        ====       ======       ======       ======

6. Primary and fully diluted net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include shares issuable under stock option plans and warrants to purchase shares. The Company's Convertible Subordinated Debentures are not common stock equivalents.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of total revenues.


                                                Percentage of Net Sales                         Percentage
                                      -----------------------------------------              Increase/(Decrease)
                                         Three Months             Six Months              ------------------------
                                            Ended                   Ended                 Three Months  Six Months
                                         January 31,             January 31,                 1996         1996
                                      -----------------       -----------------              Over         Over
                                       1996        1995        1996        1995              1995         1995
                                      -----       -----       -----       -----           ------------  ----------
Net sales                             100.0%      100.0%      100.0%      100.0%             30.1%        31.4%

Cost of sales                          60.0        65.1        61.1        65.6              19.8         22.5
                                      -----       -----       -----       -----
     Gross profit                      40.0        34.9        38.9        34.4              49.1         48.4

Engineering and product
   development expenses                 8.7         9.4         8.6         9.8              19.8         16.5

Selling, general and
   administrative expenses             17.6        19.2        17.7        19.3              19.7         20.1
                                      -----       -----       -----       -----
     Income from operations            13.7         6.3        12.6         5.3             183.5        209.3

Interest (income) expense, net         (0.3)        2.3         0.1         2.4              N/M         (95.2)
                                      -----       -----       -----       -----
     Income before income
       taxes                           14.0         4.0        12.5         2.9             353.5        467.7

Provision for income taxes              0.6         0.2         0.5         0.1             300.0        525.3
                                      -----       -----       -----       -----
     Net income                        13.4%        3.8%       12.0%        2.8%            356.2%       465.7%
                                      =====       =====       =====       =====

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales in the three months ended January 31, 1996 were $65.1 million compared to $50.0 million in the three months ended January 31, 1995, an increase of 30.1%. Net sales in the six months ended January 31, 1996 were $127.2 million compared to $96.8 million in the six months ended January 31, 1995, an increase of 31.4%. Sales of the Company's mixed signal and digital products, as well as service revenues, were all higher, in both the three month and six month periods ended January 31, 1996, than the three months and six months ended January 31, 1995. Sales of the Company's digital products were particularly strong, increasing over 70% in the six months ended January 31, 1996 over the six months ended January 31, 1995.

        The gross profit margin was 40.0% of net sales in the three months ended January 31, 1996 compared to 34.9% in the three months ended January 31, 1995. In the six months ended January 31, 1996, the gross profit margin was 38.9% of net sales compared to 34.4% in the six months ended January 31, 1995. The improvement in the gross profit margin was a result of the combination of lower fixed manufacturing costs on the higher level of shipments year-to-year, the benefit from a price increase and cost reduction program for the Synchro mixed signal test system, along with higher average selling prices for its digital test systems.

        Engineering and product development expenses were $5.6 million, or 8.7% of net sales, in the three months ended January 31, 1996 compared to $4.7 million, or 9.4% of net sales, in the three months ended January 31, 1995. In the six months ended January 31, 1996, engineering and product development expenses were $11.0 million, or 8.6% of net sales, compared to $9.4 million, or 9.8% of net sales, in the six months ended January 31, 1995. The increase in engineering and product development expenses primarily reflects additional resources for the Company's continuing product development programs for its Delta Series test systems.

        Selling, general and administrative expenses were $11.5 million, or 17.6% of net sales, in the three months ended January 31, 1996, compared to $9.6 million, or 19.2% of net sales, in the three months ended January 31, 1995. In the six months ended January 31, 1996, selling, general and administrative expenses were $22.5 million, or 17.7% of net sales, compared to $18.7 million, or 19.3% of net sales, in the six months ended January 31, 1995. The increase in selling, general and administrative expenses primarily reflects the addition of new employee benefit programs in fiscal-year 1996 and added sales commissions and travel costs on the higher level of sales year-to-year.

        Net interest income was $0.2 million in the three months ended January 31, 1996 compared to net interest expense of $1.1 million in the three months ended January 31, 1995. In the six months ended January 31, 1996, net interest expense was $0.1 million compared to $2.4 million in the six months ended January 31, 1995. The reduction in interest expense was a result of the conversion of the Company's 13 1/2% Convertible Subordinated Debentures Due 2011 into common stock in July 1995. The increase in interest income was a result of income generated on the proceeds from the sale of the Company's common stock in early October 1995.

        The tax provision of $0.4 million in the three months ended January 31, 1996, and $0.6 million for the six months ended January 31, 1996, reflected certain state and foreign tax provisions. The Company is in a net operating loss carryforward position in most tax jurisdictions.

        The Company had net income of $8.7 million, or $0.23 per share, in the three months ended January 31, 1996, compared to net income of $1.9 million, or $0.07 per share, in the three months ended January 31, 1995. In the six months ended January 31, 1996, the Company had net income of $15.3 million, or $0.42 per share, compared to net income of $2.7 million, or $0.10 per share, in the
six months ended January 31, 1995.   The significant improvement in
profitability was a result of the combination of higher shipment levels, the improvement in the gross profit margin and the reduction in operating expenses as a percentage of net sales.


LIQUIDITY AND CAPITAL RESOURCES

        Cash and equivalents were $67.2 million at January 31, 1996 compared to $29.2 million at July 31, 1995. In addition, the Company had $9.9 million in short-term investments at January 31, 1996. The increase in cash and equivalents, together with short-term investments, was largely a result of the $55.8 million in net proceeds from the sale of 5,250,000 shares of common stock in October 1995. The Company used $0.4 million in net cash from operating activities and used $9.5 million of net cash for property and equipment additions during the six months ended January 31, 1996.

        The slight negative net cash flow from operating activities was a result of the net income for the period, before non-cash depreciation charges, offset by an increase in working capital requirements in the period, primarily for accounts receivables and inventories. The increase of $11.7 million in accounts receivable relates to the higher level of shipments in the six months ended January 31, 1996, together with the effect of increased shipments to international customers with longer payment cycles. The increase of $8.6 million in inventories during the six months ended January 31, 1996 primarily reflected an increase to meet the higher shipment levels. The increase in unearned service revenues and customer advances during the six months ended January 31, 1996 was a result of advance payments received from customers for future equipment deliveries. The Company had a restructuring reserve of $1.9 million remaining at January 31, 1996 to cover the estimated future cash flow relating primarily to excess leased facilities. During the six months ended January 31, 1996, cash outflows for excess leased facilities were $3.9 million and $0.3 million for severance payments. At January 31, 1996, the Company had working capital of $130.0 million and a ratio of current assets to current liabilities of 3.5 to 1.0.

        Net additions to property and equipment of $9.5 million in the six month period exceeded depreciation charges of $5.2 million. Property and equipment additions during the period were primarily for product development and customer support activities, as well as leasehold improvements to the Company's facility in Massachusetts.

        The Company's Japanese subsidiary had bank borrowings of $8.7 million at January 31, 1996, compared to $8.5 million at July 31, 1995. The Company renewed its $5.0 million line of credit, on an unsecured basis, and obtained a $2.0 million line of credit for equipment financing with its domestic bank effective December 1995. The Company had no borrowings outstanding under its domestic bank line or equipment line at January 31, 1996 or its bank line at July 31, 1995.

        Management believes that the Company has sufficient cash resources to meet its remaining fiscal 1996 requirements. These resources include existing cash and short-term investment balances, borrowing availability under domestic and Japanese bank lines, and future cash flows from operations. The foregoing statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties including, but not limited to, the effect of economic conditions, conditions in the semiconductor industry, the results of financing efforts and the other factors set forth below under the caption "Forward-looking Statements".

FORWARD-LOOKING STATEMENTS

        The Company may from time to time make disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement:

Cyclicality of Semiconductor Industry
-------------------------------------

        The Company's business is largely dependent upon the capital expenditures of semiconductor manufacturers. The semiconductor industry is highly cyclical and has historically experienced recurring periods of oversupply, which often have had a severely detrimental effect on such industry's demand for test equipment. No assurance can be given that the Company's business and results of operations will not be materially adversely affected if downturns or changes in any particular market segments of the semiconductor industry occur in the future, especially if all of the market segments in which the Company participates experience downturns at the same time.

Fluctuations in Sales and Operating Results
-------------------------------------------

        Given the relatively large selling prices of the Company's test systems, sales of a limited number of test systems account for a substantial portion of sales in any particular fiscal quarter and a small number of transactions could therefore have a significant impact on sales and gross margins for that fiscal quarter. The Company's sales and operating results have fluctuated and could in the future fluctuate significantly from period to period, including from one quarterly period to another, due to a combination of factors, including the cyclical demand of the semiconductor industry, the large selling prices of the Company's test systems (which typically result in a long selling process), competitive pricing pressures and the mix between and configuration of digital and linear/mixed signal and discrete component test systems sold in a particular period. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with accuracy. In addition, the need for continued investment in research and development, for capital equipment requirements and for extensive worldwide customer support capability results in significant fixed costs which would be difficult to reduce in the event that the Company does not meet its sales objectives.

Importance of New Product Introductions
---------------------------------------

        The semiconductor test equipment ( STE ) market is subject to rapid technological change and new product introductions, as well as advancing industry standards. The development of increasingly complex semiconductors and the utilization of semiconductors in a broader spectrum of products has driven the need for more advanced test systems to test such devices at an acceptable cost. The Company's ability to remain competitive in the digital, linear and mixed signal integrated circuit ( IC ) and discrete component markets will depend upon its ability to successfully enhance existing test systems and develop new generations of test systems and to introduce these new products on a timely and cost-effective basis. The Company also has to manufacture its products in volume at a competitive price and on a timely basis to enable customers to integrate them into their operations as they begin to produce their next generation of semiconductors. The Company's failure to have a competitive test system available when required by a semiconductor manufacturer would make it substantially more difficult for the Company to sell test systems to that manufacturer for a number of years. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements. If new products have reliability or functionality problems, reduced orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty expense may result, which could reduce gross margins on new product sales. The Company's newly introduced Delta Series of products is subject to the risks associated with new product introductions, including the risk that reliability or functionality problems could increase expenses and reduce gross margins on new product sales. Furthermore, announcements by the Company or its competitors of new products could cause customers to defer or forego purchases of the Company's existing products, which would also adversely affect the Company's business and results of operations. There can be no assurance that the Company will be successful in the introduction and volume manufacture of its new products, that such introduction will coincide with the development by semiconductor manufacturers of their next generation semiconductors or that such products will satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business and results of operations.

Highly Competitive Industry
---------------------------

        The STE industry is highly competitive in all areas of the world. Most of the Company's major competitors have substantially greater financial resources and some have more extensive engineering, manufacturing, marketing and customer support capabilities than the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products with improved price and performance characteristics. The Company principally competes on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver its products on a timely basis. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products and could prevent the successful introduction of the Company's new products. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and adversely affecting the Company's business and results of operations. The Company believes that to remain competitive it will require significant financial resources for investment in new product development and for the maintenance of customer support centers worldwide. There can be no assurance that the Company will be able to compete successfully in the future.

Customer Concentration
----------------------

        The loss of a major customer or reduction in orders by major customers, including reductions due to market or competitive conditions in the semiconductor industry, has had in the past and would have in the future an adverse effect on the Company's business and results of operations. In addition, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers. The loss of one or more of its top ten customers could have a material adverse effect on the Company's business and results of operations.

Dependence upon Key Personnel
-----------------------------

        The Company's success is dependent upon certain key management and technical personnel. There is intense competition for a limited number of qualified employees among companies in the semiconductor test equipment industry, and the loss of certain of the Company's employees or an inability to attract and motivate highly skilled employees could adversely affect its business.

Dependence upon Key Suppliers
-----------------------------

        Most of the components for the Company's products are available from a number of different suppliers; however, certain components are purchased from a single supplier. Any disruption or termination of supply of components, particularly single source components, could have an adverse effect on the Company's business and results of operations.

Acquisitions
------------

        The Company from time to time may acquire technologies, product lines or businesses that are complementary to those of the Company. Although the Company believes that integration of acquired technologies, product lines and businesses will result in long term growth and profitability, there can be no assurance that the Company will be able to successfully negotiate finance or integrate such acquired technologies, product lines or businesses. Furthermore, the integration of an acquired company or business may cause a diversion of management time and resources. There can be no assurance that a given acquisition, if consummated, would not materially adversely affect the Company.

Proprietary Rights
------------------

        The Company's future success depends in part upon its proprietary technology. Although the Company attempts to protect its proprietary technology through a combination of contract provisions, trade secrets, copyrights and patents, it believes that its future success depends more upon its engineering, manufacturing, marketing and service skills. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or the independent development by others of similar technology. Although there are no pending actions against the Company regarding any patents, no assurance can be given that infringement claims by third parties will not have a material adverse effect on the Company's business and results of operations.

                         PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits 27 - Financial Data Schedules

         (b) There were no reports on Form 8-K filed during the three months ended January 31, 1996.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LTX Corporation



 Date:    March 11, 1996            By:          /s/ Roger W. Blethen
       --------------------            -----------------------------------------
                                                    Roger W. Blethen
                                                        President

 Date:    March 11, 1996            By:          /s/ Martin S. Francis
       --------------------            -----------------------------------------
                                                    Martin S. Francis
                                                        President

 Date:    March 11, 1996            By:          /s/ John J. Arcari
       --------------------            -----------------------------------------
                                                    John J. Arcari
                                                       Treasurer
                                                Chief Financial Officer
                                             (Principal Financial Officer)

 Date:    March 11, 1996            By:          /s/ Glenn W. Meloni
       --------------------            -----------------------------------------
                                                   Glenn W. Meloni
                                                     Controller
                                             (Principal Accounting Officer)