Form 10-Q
period 1996-04-30
LTX CORP
filed 1996-06-14
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934


   For Quarter Ended April 30, 1996             Commission File Number 0-10761


                                 LTX CORPORATION

             (Exact name of registrant as specified in its charter)


              MASSACHUSETTS                                  04-2594045
     -------------------------------                     ------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)


          LTX Park at University Avenue, Westwood, Massachusetts 02090
          ------------------------------------------------------------
              (address of principal executive offices and zip code)


        Registrant's telephone number, including area code (617) 461-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                   Class                           Outstanding at June 3, 1996
   ---------------------------------------         ---------------------------
   Common Stock, par value $0.05 per share                34,831,781

                                 LTX CORPORATION

                                      INDEX


                                                                    Page Number

 Part I.  FINANCIAL INFORMATION

          Consolidated Balance Sheet
               April 30, 1996 and July 31, 1995                            1

          Consolidated Statement of Operations
               Three months and nine months ended
               April 30, 1996 and April 30, 1995                           2

          Consolidated Statement of Cash Flows
               Nine months ended April 30, 1996
               and April 30, 1995                                          3

          Notes to Consolidated Financial Statements                     4 - 5

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  6 - 11


 Part II. OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                       12


 SIGNATURES                                                               13

                                 LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                 (In thousands)

                                                               April 30,        July 31,
                                                                 1996            1995
                                                               --------         --------
 ASSETS
 Current assets:
   Cash and equivalents                                        $ 59,491         $ 29,183
   Short-term investments                                        22,863               --
   Accounts receivable, less allowances of $727 and $700         44,403           32,785
   Inventories                                                   59,797           47,101
   Other current assets                                           5,692            4,929
                                                               --------         --------
     Total current assets                                       192,246          113,998

 Property and equipment, net                                     36,772           28,407
 Other assets                                                     3,942            3,512
                                                               --------         --------
                                                               $232,960         $145,917
                                                               ========         ========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable and current portion of
     long-term liabilities                                       $9,314           $8,816
   Accounts payable                                              25,689           21,744
   Accrued expenses and restructuring charges                    12,636           14,099
   Unearned service revenues and customer advances                8,592            7,157
                                                               --------         --------
     Total current liabilities                                   56,231           51,816

 Long-term liabilities, less current portion                     21,008           21,386
 Convertible subordinated debentures                              7,308            7,308
 Stockholders' equity                                           148,413           65,407
                                                               --------         --------
                                                               $232,960         $145,917
                                                               ========         ========













          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                       Three Months            Nine Months
                                                           Ended                  Ended
                                                         April 30,               April 30,
                                                   -------------------      ---------------------
                                                     1996        1995         1996         1995
                                                   -------     -------      --------     --------

Net sales                                          $71,979     $53,571      $199,191     $150,378

Cost of sales                                       42,852      34,880       120,587       98,357
                                                   -------     -------      --------     --------

       Gross margin                                 29,127      18,691        78,604       52,021

Engineering and product development expenses         5,950       5,077        16,941       14,514

Selling, general and administrative expenses        12,219       9,544        34,707       28,265
                                                   -------     -------      --------     --------

       Income from operations                       10,958       4,070        26,956        9,242

Interest (income) expense, net                        (150)      1,055           (37)       3,429
                                                   -------     -------      --------     --------

       Income before income taxes                   11,108       3,015        26,993        5,813

Provision for income taxes                             517         104         1,111          199
                                                   -------     -------      --------     --------
       Net income                                  $10,591     $ 2,911      $ 25,882     $  5,614
                                                   =======     =======      ========     ========
Primary and fully diluted net income per share     $  0.28     $  0.10      $   0.70     $   0.20

Weighted average shares                             37,702      29,038        36,614       28,631

















          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                           Nine Months
                                                                             Ended
                                                                            April 30,
                                                                      ----------------------
                                                                        1996          1995
                                                                      -------        -------

 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income                                                         $25,882        $ 5,614
      Add (deduct) non-cash items:
        Depreciation and amortization                                   7,923          7,100
        Exchange (gain) loss                                             (456)           290
        Original issue discount amortization                               --            197

   (Increase) decrease in:
        Accounts receivable                                           (12,452)         3,834
        Inventories                                                   (12,696)        (3,173)
        Other current assets                                             (763)          (408)
        Other assets                                                      (22)          (277)

   Increase (decrease) in:
        Accounts payable                                                4,173          2,892
        Accrued expenses and restructuring charges                     (1,635)        (4,042)
        Unearned service revenues and customer advances                 1,435          4,455
                                                                      -------        -------
      Net cash provided by (used in) operating activities              11,389         16,482
                                                                      -------        -------
 CASH USED IN INVESTING ACTIVITIES:
   Purchases of held-to-maturity securities                           (22,863)            --
   Expenditures for property and equipment, net                       (16,190)        (6,978)
                                                                      -------        -------
      Net cash used in investing activities                           (39,053)        (6,978)
                                                                      -------        -------
 CASH PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                  55,797             --
   Proceeds from stock purchase and option plans                        1,212            790
   Increase (decrease) in bank debt                                     1,850           (151)
   Payments of long-term debt                                            (306)          (306)
                                                                      -------        -------
      Net cash provided by financing activities                        58,553            333
                                                                      -------        -------
 Effect of exchange rate changes on cash                                 (581)           564
                                                                      -------        -------
 Net increase in cash and equivalents                                  30,308         10,401
 Cash and equivalents at beginning of period                           29,183         17,226
                                                                      -------        -------
      Cash and equivalents at end of period                           $59,491        $27,627
                                                                      =======        =======
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for:
      Interest                                                        $ 1,809        $ 4,005
      Income taxes                                                        608            262




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

        All of the Company's short-term investments are considered as held-to-maturity and consist primarily of commercial paper and other corporate debt securities. The fair market value of cash equivalents and short term investments is substantially equal to the amortized cost.

    3. Revenues from product sales are recognized at the time units are shipped. Service revenues are recognized over the applicable contractual periods or as services are performed. Revenues from engineering contracts are recognized over the contract period on a percentage of completion basis.


    4. Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead.
        Inventories consisted of the following at:

                                         April 30,      July 31,
                                           1996          1995
                                         -------        -------
                                             (In thousands)
              Raw materials              $17,783        $12,388
              Work-in-process             30,118         24,680
              Finished goods              11,896         10,033
                                         -------        -------
                                         $59,797        $47,101
                                         =======        =======


                                 LTX CORPORATION

                                   (Unaudited)



    5 . Interest expense and income were as follows:

                                                Three Months            Nine Months
                                                   Ended                   Ended
                                                  April 30,               April 30,
                                              -----------------      ------------------
                                               1996       1995        1996        1995
                                              -----      ------      ------      ------
                                                           (In thousands)

           Expense                            $ 651      $1,168      $1,916      $3,743
           Income                              (801)       (113)     (1,953)       (314)
                                              -----      ------      ------      ------
           Interest (income) expense, net     $(150)     $1,055      $  (37)     $3,429
                                              =====      ======      ======      ======




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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                                                                                      Percentage
                                                Percentage of Net Sales            Increase/(Decrease)
                                       -------------------------------------    ------------------------
                                         Three Months           Nine Months     Three Months Nine Months
                                             Ended                Ended
                                          April 30,              April 30,          1996        1996
                                       --------------        ---------------        Over        Over
                                       1996      1995        1996       1995        1995        1995
                                       ----      ----        ----       ----        ----        ----

Net sales                             100.0%     100.0%      100.0%     100.0%      34.4%       32.5%

Cost of sales                          59.5       65.1        60.5       65.4       22.9        22.6
                                      -----      -----       -----      -----

      Gross margin                     40.5       34.9        39.5       34.6       55.8        51.1

Engineering and product
   development expenses                 8.3        9.5         8.5        9.7       17.2        16.7

Selling, general and
   administrative expenses             17.0       17.8        17.5       18.8       28.0        22.8
                                      -----      -----       -----      -----
      Income from operations           15.2        7.6        13.5        6.1      169.2       191.7

Interest (income) expense, net         (0.2)       2.0        (0.1)       2.3        N/M         N/M
                                      -----      -----       -----      -----
      Income before income
        taxes                          15.4        5.6        13.6        3.8      268.4       364.4

Provision for income taxes              0.7        0.2         0.6        0.1      397.1       458.3
                                      -----      -----       -----      -----
      Net income                       14.7%       5.4%       13.0%       3.7%     263.8%      361.0%
                                      =====       ====       =====       ====


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

   Net sales in the three months ended April 30, 1996 were $72.0 million compared to $53.6 million in the three months ended April 30, 1995, an increase of 34.4%. Net sales in the nine months ended April 30, 1996 were $199.2 million compared to $150.4 million in the nine months ended April 30, 1995, an increase of 32.5%. Sales of the Company's mixed signal and digital products, as well as service revenues, were all higher, in both the three month and nine month periods ended April 30, 1996, than the three months and nine months ended April 30, 1995. Sales of the Company's digital products were particularly strong in the nine months ended April 30, 1996, increasing by over 70% over the nine months ended April 30, 1995.

  The Company has recently been receiving certain indications that customers may defer, reduce, reschedule or seek to cancel certain orders, perhaps reflecting a downtrend in the market segments of the semiconductor industry in which the Company participates. This development could adversely affect the Company's results of operations for the three months ending July 31, 1996 or future periods.

  The gross profit margin was 40.5% of net sales in the three months ended April 30, 1996 compared to 34.9% in the three months ended April 30, 1995. For the nine months ended April 30, 1996, the gross profit margin was 39.5% of net sales compared to 34.6% for the nine months ended April 30, 1995. The improvement in the gross profit margin was a result of lower fixed manufacturing costs on the higher level of sales year-to-year, the benefit from a price increase and cost reduction savings for the Synchro mixed signal test system, along with higher average selling prices for its digital test systems.

  Engineering and product development expenses were $6.0 million, or 8.3% of net sales, in the three months ended April 30, 1996 compared to $5.1 million, or 9.5% of net sales, in the three months ended April 30, 1995. In the nine months ended April 30, 1996, engineering and product development expenses were $16.9 million, or 8.5% of net sales, compared to $14.5 million, or 9.7% of net sales, in the nine months ended April 30, 1995. The increase in engineering and product development expenses largely reflects additional resources for the Company's continuing product development programs for its Delta Series test systems and continuing enhancements for its Synchro test systems.

  Selling, general and administrative expenses were $12.2 million, or 17.0% of net sales, in the three months ended April 30, 1996, compared to $9.5 million, or 17.8% of net sales, in the three months ended April 30, 1995. In the nine months ended April 30, 1996, selling, general and administrative expenses were $34.7 million, or 17.5% of net sales, compared to $28.3 million, or 18.8% of net sales, in the nine months ended April 30, 1995. The increase in selling, general and administrative expenses primarily reflects the addition of new employee benefit programs in fiscal-year 1996 and added sales commissions and travel costs on the higher level of sales year-to-year.

  Net interest income was $0.2 million in the three months ended April 30, 1996 compared to net interest expense of $1.1 million in the three months ended April 30, 1995. In the nine months ended April 30, 1996, net interest income was $0.1 million compared to net interest expense of $3.4 million in the nine months ended April 30, 1995. The reduction in interest expense was primarily a result of savings from the conversion of the Company's 13 1/2% Convertible
Subordinated Debentures Due 2011 into common stock in July 1995. The increase in interest income was primarily a result of income generated on the proceeds from the sale of the Company's common stock in October 1995.

  The tax provision of $0.5 million in the three months ended April 30, 1996, and $1.1 million for the nine months ended April 30, 1996, reflected certain state and foreign tax provisions. The Company is in a net operating loss carryforward position in most tax jurisdictions. It is the Company's current expectation that its federal net operating loss carryforward position will be fully utilized by the end of fiscal 1996.

  The Company had net income of $10.6 million, or $0.28 per share, in the three months ended April 30, 1996, compared to net income of $2.9 million, or $0.10 per share, in the three months ended April 30, 1995. In the nine months ended April 30, 1996, the Company had net income of $25.9 million, or $0.70 per share, compared to net income of $5.6 million, or $0.20 per share, in the nine months ended April 30, 1995. The significant improvement in profitability was a result of the combination of higher sales levels, the improvement in the gross profit margin and the reduction in operating expenses as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and equivalents were $59.5 million at April 30, 1996 compared to $29.2 million at July 31, 1995. In addition, the Company had $22.9 million in short-term investments at April 30,1996 compared to none at July 31, 1995. The increase in cash and equivalents, together with short-term investments, of $53.2 million was largely a result of the $55.8 million in net proceeds from the sale of 5,250,000 shares of common stock in October 1995. The Company generated $11.4 million in net cash from operating activities and used $16.2 million of net cash for property and equipment additions during the nine months ended April 30, 1996.

  The positive net cash flow from operating activities was a result of the net income for the period of $25.9 million and non-cash depreciation charges of $7.9 million, offset by an increase in working capital requirements in the period, primarily for accounts receivables and inventories. The increase of $12.5 million in accounts receivable relates to the higher level of shipments in the nine months ended April 30, 1996, together with the effect of increased shipments to international customers with longer payment cycles. The increase of $12.7 million in inventories during the nine months ended April 30, 1996 primarily reflected the requirement to support the higher sales levels. The increase in unearned service revenues and customer advances during the nine months ended April 30, 1996 was a result of advance payments received from customers for future equipment deliveries. As of April 30, 1996, the Company had paid a significant portion of the cash requirements relating to the restructuring reserve of $6.1 million that existed at July 31, 1995. At April 30, 1996, the Company had working capital of $136.0 million and a ratio of current assets to current liabilities of 3.4 to 1.0.

  Net additions to property and equipment of $16.2 million in the nine month period exceeded depreciation charges of $7.9 million. Property and equipment additions during the period were primarily for product development and customer support activities, as well as leasehold improvements to the Company's facility in Massachusetts.

  The Company's Japanese subsidiary had bank borrowings of $9.2 million at April 30, 1996, compared to $8.5 million at July 31, 1995. The Company renewed its $5.0 million line of credit, on an unsecured basis, and obtained a $2.0 million line of credit for equipment financing with its domestic bank effective December 1995. The Company had no borrowings outstanding under its domestic bank line or equipment line at April 30, 1996 or its bank line at July 31, 1995.

  Management believes that the Company has sufficient resources to meet its near term cash requirements. These resources include existing cash and short-term investment balances, borrowing availability under domestic and Japanese bank lines, and future cash flows from operations. The foregoing statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties including, but not limited to, the effect of economic conditions, conditions in the semiconductor industry, the results of financing efforts and the other factors set forth below under the caption "Forward-looking Statements".

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

Cyclicality of Semiconductor Industry
- -------------------------------------

  The Company's business is largely dependent upon the capital expenditures of semiconductor manufacturers. The semiconductor industry is highly cyclical and has historically experienced recurring periods of oversupply, which often have had a severely detrimental effect on such industry's demand for test equipment and could cause cancellations, reschedulings or reductions of customer orders. No assurance can be given that the Company's business and results of operations will not be materially adversely affected if downturns or changes in any particular market segments of the semiconductor industry occur in the future, especially if all of the market segments in which the Company participates experience downturns at the same time.

Fluctuations in Sales and Operating Results
- -------------------------------------------

  Given the relatively large selling prices of the Company's test systems, sales of a limited number of test systems account for a substantial portion of sales in any particular fiscal quarter and a small number of transactions could therefore have a significant impact on sales and gross margins for that fiscal quarter. The Company's sales and operating results have fluctuated and could in the future fluctuate significantly from period to period, including from one quarterly period to another, due to a combination of factors, including the cyclical demand of the semiconductor industry, order cancellations or reschedulings by customers, the large selling prices of the Company's test systems (which typically result in a long selling process), competitive pricing pressures and the mix between and configuration of digital and linear/mixed signal and discrete component test systems sold in a particular period. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with accuracy. In addition, the need for continued investment in research and development, for capital equipment requirements and for extensive worldwide customer support capability results in significant fixed costs which would be difficult to reduce in the event that the Company does not meet its sales objectives.

Importance of New Product Introductions
- ---------------------------------------

  The semiconductor test equipment ("STE") market is subject to rapid technological change and new product introductions, as well as advancing industry standards. The development of increasingly complex semiconductors and the utilization of semiconductors in a broader spectrum of products has driven the need for more advanced test systems to test such devices at an acceptable cost. The Company's ability to remain competitive in the digital, linear and mixed signal integrated circuit ("IC") and discrete component markets will depend upon its ability to successfully enhance existing test systems and develop new generations of test systems and to introduce these new products on a timely and cost-effective basis. The Company also has to manufacture its products in volume at a competitive price and on a timely basis to enable customers to integrate them into their operations as they begin to produce their next generation of semiconductors. The Company's failure to have a competitive test system available when required by a semiconductor manufacturer would make it substantially more difficult for the Company to sell test systems to that manufacturer for a number of years. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements. If new products have reliability or functionality problems, then reduced, cancelled or rescheduled orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty expense may result, which could reduce gross margins on new product sales and otherwise materially adversely affect the Company's business and results of operations. The Company's newly introduced Delta Series of products is subject to the risks associated with new product introductions, including the risk that reliability or functionality problems could increase expenses and reduce gross margins on new product sales. Furthermore, announcements by the Company or its competitors of new products could cause customers to defer or forego purchases of the Company's existing products, which would also adversely affect the Company's business and results of operations. There can be no assurance that the Company will be successful in the introduction and volume manufacture of its new products, that such introduction will coincide with the development by semiconductor manufacturers of their next generation semiconductors or that such products will satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business and results of operations.

Highly Competitive Industry
- ---------------------------

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

Customer Concentration
- ----------------------

  The loss of a major customer or reduction in, or rescheduling or cancellation of, orders by major customers, including reductions, cancellations or reschedulings due to market or competitive conditions in the semiconductor industry, has had in the past and would have in the future an adverse effect on the Company's business and results of operations. In addition, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers. The loss of one or more of its top ten customers could have a material adverse effect on the Company's business and results of operations.

Dependence upon Key Personnel
- -----------------------------

  The Company's success is dependent upon certain key management and technical personnel. There is intense competition for a limited number of qualified employees among companies in the semiconductor test equipment industry, and the loss of certain of the Company's employees or an inability to attract and motivate highly skilled employees could adversely affect its business.

Dependence upon Key Suppliers
- -----------------------------

  Most of the components for the Company's products are available from a number of different suppliers; however, certain components are purchased from a single supplier. Any disruption or termination of supply of components, particularly single source components, could have an adverse effect on the Company's business and results of operations.

Acquisitions
- ------------

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

Proprietary Rights
- ------------------

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

                          PART II -- OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits 27 - Financial Data Schedules

          (b) There were no reports on Form 8-K filed during the three months ended April 30, 1996.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LTX Corporation



Date: June 12, 1996                          By: /s/ Roger W. Blethen
      -------------                              ------------------------------
                                                 Roger W. Blethen
                                                 President



Date: June 12, 1996                          By: /s/ Martin S. Francis
      -------------                              ------------------------------
                                                 Martin S. Francis
                                                 President



Date: June 12, 1996                           By: /s/ John J. Arcari
      -------------                              ------------------------------
                                                 John J. Arcari
                                                 Treasurer
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



Date: June 12, 1996                          By: /s/ Glenn W. Meloni
      -------------                              ------------------------------
                                                 Glenn W. Meloni
                                                 Controller
                                                 (Principal Accounting Officer)