Form 10-K405
period 1996-07-31
LTX CORP
filed 1996-10-18
CIK 357020

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-10761

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

                                     None
          --------------------------------------------------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   COMMON STOCK, PAR VALUE $0.05 PER SHARE
             7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No      .
                                               -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on September 20, 1996 was $174,978,554.

Number of shares outstanding of each of the issuer's classes of Common Stock as of September 20, 1996:

          Common Stock, Par Value $0.05 Per Share, 35,766,797 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT IN CONNECTION WITH ITS 1996 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDING JULY 31, 1996 ARE INCORPORATED BY REFERENCE INTO PART II.


================================================================================

                                LTX CORPORATION

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I
  Item 1. Business....................................................................    1
          Overview....................................................................    1
          Industry Background.........................................................    1
          Company Strategy............................................................    2
          Products and Markets........................................................    3
          Linear/Mixed Signal Products................................................    4
          Digital Products............................................................    5
          Discrete Products...........................................................    6
          Service.....................................................................    6
          Sales and Distribution......................................................    7
          Customers...................................................................    7
          Engineering and Product Development.........................................    7
          Manufacturing and Supply....................................................    8
          Competition.................................................................    8
          Backlog.....................................................................    8
          Proprietary Rights..........................................................    8
          Executive Officers of the Company...........................................    9
          Environmental Affairs.......................................................    9
  Item 2. Properties..................................................................    9
  Item 3. Legal Proceedings...........................................................   10
  Item 4. Submission of Matters to a Vote of Security Holders.........................   10

PART II
  Item 5. Market Value for the Registrant's Common Stock and Related Security Holder
          Matters.....................................................................   11
  Item 6. Selected Consolidated Financial Data........................................   11
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................   11
  Item 8. Financial Statements and Supplementary Data.................................   18
          Report of Independent Public Accountants....................................   18
          Consolidated Statement of Operations........................................   19
          Consolidated Balance Sheet..................................................   20
          Consolidated Statement of Stockholders' Equity..............................   21
          Consolidated Statement of Cash Flows........................................   22
          Notes to Consolidated Financial Statements..................................   23
          Quarterly Results of Operations (unaudited).................................   31
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................................   32

PART III
  Item 10. Directors and Executive Officers of the Registrant.........................   32
  Item 11. Executive Compensation.....................................................   32
  Item 12. Security Ownership of Certain Beneficial Owners and Management.............   32
  Item 13. Certain Relationships and Related Transactions.............................   32

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............   32
          Financial Statements........................................................   32
          Schedules...................................................................   32
          Listing of Exhibits.........................................................   33
          Reports on Form 8-K.........................................................   34
          Exhibits....................................................................   34
  Signatures..........................................................................   35


LTX[Registered Trademark], HiPer[Registered Trademark] and enVision[Trademark] are all trademarks of LTX Corporation.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     LTX Corporation ("LTX" or the "Company") designs, manufactures and markets automatic test equipment for the semiconductor industry that is used to test digital, linear and mixed signal (a combination of digital and linear) integrated circuits ("ICs") and discrete semiconductor components. The Company currently offers three lines of test systems: digital test systems, which test digital ICs, including microprocessors and microcontrollers; linear/mixed signal test systems, which test a wide range of linear and mixed signal ICs; and discrete component test systems, which test small signal and high power semiconductor components. The Company also sells service and applications support for its test systems. The semiconductors tested by the Company's systems are widely used in the computer, communications, automotive and consumer electronics industries. The Company markets its products worldwide to both manufacturers and users of digital, linear and mixed signal ICs and discrete semiconductor components.

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

COMPANY STRATEGY

     LTX's objective is to be the leading supplier of STE in the markets in which it participates. The key elements of the Company's strategy are as follows:

  Focus on Leading-Edge Devices

     The Company's test systems are designed to meet the design and production test requirements of leading-edge digital, linear and mixed signal ICs and discrete components. Testing of these devices requires high performance test systems. The Company believes that only STE manufacturers with sophisticated technological ability are able to compete effectively in these sectors of the STE market. Moreover, the Company believes that by focusing on testing advanced devices, it is able to gain valuable insight into future market opportunities.

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

  Leverage Worldwide Presence

     The semiconductor business is a worldwide industry, with well-established manufacturers in the United States, Europe and the Far East. The Company has nine offices in the United States, and in Europe maintains sales and support offices in the United Kingdom, France, Italy and Germany. In recent years, an increasing portion of semiconductor test and assembly operations have been conducted in the Pacific Rim by manufacturers based in the United States and Europe, as well as by local manufacturers. LTX has established sales and support offices in Korea, Taiwan and Singapore to focus on the specific needs of the markets within the Pacific Rim. In addition, through a majority-owned subsidiary, the Company provides sales and support services at three locations in Japan. The Company believes that this network of sales and support centers improves its ability to sell and support its products to the world's major semiconductor manufacturers.

  Execute Strategic Alliances in Japan

     The Japanese semiconductor industry represents the second largest market in the world for STE. In Japan, the Company encounters significant competition from local STE manufacturers. In fiscal 1990, the Company strengthened its resources and presence in Japan by forming a joint venture with Sumitomo Metal Industries, Ltd. ("SMI") through which the Company currently sells and services its products in Japan. In addition, in fiscal 1993, the Company entered into a development, manufacturing and marketing agreement with Ando Electric Co., Ltd. ("Ando"), a Japanese STE manufacturer and majority-owned subsidiary of NEC, relating to the Delta 50, a digital test system that the Company introduced in fiscal 1994. The Company believes that its alliance with Ando will better enable it to penetrate the Japanese digital production STE market. Moreover, since the Delta 50 is compatible with other Delta Series machines, the Company believes that sales of Delta 50 test systems to key Japanese semiconductor manufacturers will increase the Company's opportunities to sell other Delta Series test systems to these same manufacturers. In fiscal 1995, the Company entered into a development, manufacturing and marketing agreement with Asia Electronics, Inc. ("Asia Electronics"), a Japanese STE manufacturer which is 50% owned by Toshiba Corporation ("Toshiba"), relating to a new discrete component test system for testing integrated power modules. The Company believes that its alliance with Asia Electronics will increase LTX's penetration of the market for discrete component test systems in Japan.

  Emphasize Quality and Reliability

     The Company's People Driven Quality (PDQ) Program is designed to continually improve all of its processes and increase the satisfaction of its customers. The Company believes that this program will lead to: more efficient and timely performance in engineering projects; improvement in manufacturing costs through the reduction of defective products and manufacturing cycle time; better on-time delivery performance; and greater reliability of its test systems. The Company's Trillium Products Division in San Jose, California achieved ISO 9001 certification in 1996. The Company is committed to implementing ISO 9001 standards at all of its locations in 1997.

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

     Linear and mixed signal ICs are widely used in automobiles, appliances, personal computers, telephone systems, personal communication products, such as cellular telephones and pagers, and home entertainment products. The complexity and density of these ICs have increased rapidly over the past several years, as the demand for portable, battery-operated products has required IC manufacturers to integrate more functions on each chip and reduce size and power consumption. These technological advances have resulted in increased demand for higher performance linear/mixed signal test systems.

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

LINEAR/MIXED SIGNAL PRODUCTS

     LTX offers two product lines for testing linear/mixed signal ICs, the Synchro Series and Ninety.

  Synchro Series

     Synchro test systems are designed for high throughput testing of linear devices and for testing mixed signal devices that require high digital pattern rates and high digital pin counts along with analog signal generation and measurement requirements. The Synchro features DSP (digital signal processing) -- per-pin architecture which allows for concurrent control of both linear and digital resources at each pin of the IC under test. This design permits the generation of test signals and measurements on many device pins at the same time, producing faster test times on high pin count ICs. The Synchro systems are modular in design which enables customers to add new options to their systems in the future. This allows customers to increase the capability of their Synchro system to meet their new test requirements. Since its introduction, the Company has significantly upgraded the performance and capabilities of the Synchro through the introduction of new hardware and software.

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

  Software Tools

     The Company offers two software options to facilitate the development of test solutions off-line, called Device Tool and Synchro Models Toolbox. These software tools work in conjunction with IC design and simulation software allowing test solutions to be designed and debugged with a model of the IC. Device Tool and the Synchro Models Toolbox allow the development of test solutions concurrent with the design of the IC, reducing customers time to market for the IC. The Company also offers data collection and analysis software called dataVision. This software is easily adapted by the customer to collect data from test systems and other manufacturing equipment and provides solutions for improving the efficiency of the manufacturing process through yield improvements and yield management. Device Tool typically sells for approximately $25,000 per user, Synchro Models Toolbox typically sells for approximately $35,000 per user, and dataVision typically sells for approximately $25,000 per user.

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

  Delta Series

     The Delta Series includes the Delta 50 and Delta/STE test systems. The Delta 50 is designed to meet the production test requirements of newer high volume, lower cost devices such as microcontrollers. The Delta 50 has a compact design and is capable of testing 512 pins at data rates of up to 50 MHz or 256 pins at data rates of up to 100 MHz. The Delta/STE, introduced in fiscal 1996, incorporates Synchro mixed signal technology with Delta Series digital technology to address the test requirements of a new generation of devices with high performance analog signal interfaces to complex digital functions. These new devices are enabling the development of powerful, yet low cost consumer electronic products in areas such as multimedia and portable communications. The Delta 50 and Delta/STE operate with the Company's enVision graphical software environment providing customers with compatibility among these systems. The current prices for the Delta Series test systems range from approximately $500,000 for a low pin count Delta 50 to approximately $3,000,000 for a high pin count Delta/STE.

     In fiscal 1993, the Company entered into a development, manufacturing and marketing agreement with Ando, a Japanese STE manufacturer and majority-owned subsidiary of NEC, relating to the Delta 50. The Company has developed the Delta 50 in conjunction with Ando and has granted Ando exclusive rights to manufacture the Delta 50 in Japan. The Company has retained exclusive rights to manufacture the Delta 50 outside of Japan. Ando has the exclusive right to sell the Delta 50 in Japan and the Company has exclusive marketing rights for the rest of the world, with certain exceptions in each case.

  Master Series

     The Master Series product line includes the Deltamaster and Micromaster test systems, which are enhanced versions of the Company's original digital test system. The Deltamaster is a high-performance system with the capability of testing up to 256 pins at data rates of up to 80 MHz. The Micromaster is a lower-priced system that can test up to 256 pins at data rates of up to 40 MHz. The Micromaster is device interface and software compatible with the Deltamaster. Although the Delta Series product line is expected to eventually replace the Master Series, the Company will continue to sell the Master Series test systems, primarily to customers who are already using these systems and desire to expand capacity. The current prices for the Master Series range from approximately $400,000 for a low pin count Micromaster to approximately $2,000,000 for a high pin count Deltamaster.

  enVision

     enVision, the Company's object-oriented programming software is designed for use on all of its digital test systems. In earlier generation software languages, programming commands made direct reference to the hardware of the test system, which required the user to have a detailed knowledge of the system's hardware. In contrast, this detailed knowledge is not required when using enVision, thereby allowing the programmer to focus attention on refining the test program for the specific IC under test. Thus, the Company has designed enVision to be more device oriented than tester oriented. enVision permits a user to test multiple devices at the same time, significantly improving the throughput of the Company's digital test systems. enVision is an integral feature of the Delta Series product line and can be purchased by customers of the Master Series product line. The current price for enVision is approximately $15,000 per user.

DISCRETE PRODUCTS

     The Company's iPTest systems are used to test discrete components, such as power transistors, as well as arrays of these components. The Company expects that arrays of discrete components, such as multi-device modules, will replace transistors in electric motor control and will permit a wider use of semiconductors in extremely high power applications, such as air conditioners, domestic appliances, electric locomotives and automobiles. These arrays of discrete components are mostly constructed from IGBT (insulated gate bipolar transistor) technology and include devices such as intelligent power modules and power MOSFETS. In fiscal 1996, the Company introduced the iPTest PowerTrak system to address intelligent power modules (IPM) as well as the iPTest high speed parallel test MosTrak system to address discrete power MOSFETS and IGBT transistors.

     In fiscal 1995, the Company entered into a development, manufacturing and marketing agreement with Asia Electronics, a Japanese STE manufacturer which is 50% owned by Toshiba, relating to a new discrete component test system for testing integrated power modules. The Company believes that its ability to penetrate the Japanese market with its iPTest systems has been enhanced as a result of this agreement together with its new product introductions in fiscal 1996.

     Prices of iPTest systems currently range from approximately $200,000 to approximately $500,000, depending on the system configuration and testing specifications.

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

SALES AND DISTRIBUTION

     The Company sells its products primarily through its worldwide sales organization. In Japan, the Company sells, services and supports its products through its joint venture with SMI, except that Ando has the right to manufacture and sell the Delta 50 to certain customers in Japan. The Company will share with its SMI joint venture specified portions of the royalties to be paid by Ando on any sales by it of the Delta 50. Asia Electronics also has the right to sell the Company's iPTest systems to certain customers in Japan. The Company uses a small number of independent sales representatives in certain other regions of the world.

     Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Sales by the Company to customers outside the United States are primarily denominated in United States dollars. Sales by the Company to customers outside North America were 64%, 66% and 61% of total sales of the Company in fiscal 1996, 1995 and 1994, respectively. For more information about the Company's foreign operations and export sales see Note 9 -- Geographic Area Information of Notes to the Company's Consolidated Financial Statements.

CUSTOMERS

     The Company's customers include many of the world's leading semiconductor manufacturers. The Company's major customers in fiscal 1996 included:

               Hitachi                          National Semiconductor
               Intel                            Philips
               Lucky Goldstar                   Rockwell
               Lucent Technologies              SGS Thomson
               Motorola                         Siemens


     Sales to these major customers accounted for approximately 60% of net sales in fiscal 1996. Sales to Philips accounted for approximately 17% of net sales in fiscal 1995. No single customer accounted for 10% or more of net sales in fiscal 1996 or fiscal 1994.

ENGINEERING AND PRODUCT DEVELOPMENT

     The STE market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. The Company's ability to remain competitive in the digital, linear and mixed signal IC and discrete component markets will depend upon its ability to successfully enhance existing test systems and develop new generations of test systems and to introduce these new products on a timely and cost-effective basis. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering and product development programs and seeks to maintain close relationships with its customers in order to be responsive to their product needs. The Company's expenditures for engineering and product development were $22.9 million, $19.8 million and $19.6 million during fiscal 1996, 1995 and 1994, respectively.

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

BACKLOG

     At July 31, 1996, the Company's backlog of unfilled orders for all products and services was $65.5 million, compared with $98.4 million at July 31, 1995. The Company expects to deliver approximately 86% of its July 31, 1996 backlog in fiscal 1997. While backlog is calculated on the basis of firm orders, no assurance can be given that customers will purchase the equipment subject to such orders. As a result, the Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

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

EXECUTIVE OFFICERS OF THE COMPANY


     The executive officers of the Company, as of October 17, 1996, are as follows:

            EXECUTIVE OFFICER        AGE            POSITION
            -----------------        ---            --------

     Roger W. Blethen.............   45    President, Chief Executive Officer
                                           and Director
     John J. Arcari...............   51    Chief Financial Officer and Treasurer
     Kenneth E. Daub..............   60    Senior Vice President


     Executive officers are chosen by and serve at the discretion of the Board of Directors of the Company.

     Roger W. Blethen was appointed Chief Executive Officer of the Company in September 1996. Mr. Blethen has been a President since 1994 and has been a Director since 1980. He had been a Senior Vice President of the Company from 1985 until February 1994. Mr. Blethen was a founder of LTX and has served in a number of senior management positions with the Company since its formation in 1976.

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

     At July 31, 1996, the Company had a total of 1,032 employees, including 250 in engineering and product development, 207 in service and customer support, 366 in manufacturing and 209 in sales, marketing and administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages.

ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. The Company does not anticipate that compliance with these laws and regulations will have a material effect on its capital expenditures, earnings or competitive position.

ITEM 2. PROPERTIES

     All of the Company's facilities are leased. The Company maintains its headquarters in Westwood, Massachusetts, where corporate administration, sales and customer support and manufacturing and engineering for its mixed signal products are located in a 167,000 square foot facility under a lease which expires in 2007. In May 1995, the Company subleased a 208,000 square foot facility in Westwood, Massachusetts for a ten year term. The Company's lease of this facility expires in 2010. Manufacturing and engineering for the Company's digital products are located in a 70,000 square foot facility in San Jose, California. The lease of this facility expires in 1999. The Company also leases seven sales and customer support offices at various locations in the United States totaling approximately 40,000 square feet.

     The Company's European headquarters is located in Woking, United Kingdom. The Company also maintains sales and support offices at four other locations in Europe. The manufacturing and engineering facilities for the Company's iPTest systems are located in Guildford, United Kingdom. The Company also maintains sales and support offices in six locations in the Far East. Office space leased in Europe and the Far East totals approximately 100,000 square feet.

     The headquarters of LTX Co., Ltd., the Company's joint venture with SMI, is located in Kawasaki, Japan. The joint venture also leases additional offices in two other locations in Japan. Office space leased in Japan totals approximately 10,000 square feet.

     The Company believes that its existing facilities are adequate to meet its current and foreseeable future requirements.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been notified that the Korean semiconductor manufacturer Daewoo Corporation alleges that certain purchase agreements aggregating $50.1 million were not properly authorized and will not be honored, and the Company has commenced litigation seeking to enforce those agreements. At July 31, 1996, the Company's backlog of $65.5 million did not include these purchase agreements from Daewoo.

     The Company has no other material pending legal proceedings other than routine litigation relating to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET VALUE FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "LTXX." The following table sets forth for the periods indicated the actual high and low sales prices per share of Common Stock, as reported on the Nasdaq National Market.

                                                                  HIGH       LOW
                                                                  ----       ---
      Fiscal Year Ended July 31, 1996:
        First Quarter...........................................  $14 1/8    $9 1/2
        Second Quarter..........................................  $13 1/4    $6 5/8
        Third Quarter...........................................  $10 3/4    $7 3/8
        Fourth Quarter..........................................  $11 3/8    $4

      Fiscal Year Ended July 31, 1995:
        First Quarter...........................................  $ 4 3/4    $3
        Second Quarter..........................................  $ 5 11/16  $3 1/2
        Third Quarter...........................................  $ 6 7/16   $4 7/8
        Fourth Quarter..........................................  $11 5/8    $6

     The Company has never declared or paid cash dividends on the shares of Common Stock and does not anticipate paying any cash dividends on the shares of Common Stock in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

     As of September 20, 1996, there were 1,265 stockholders of record.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth on page 12 of the registrant's 1996 Annual Report under the caption "Selected Financial Information Five Year Summary" is incorporated herein by reference. That information summarizes certain selected financial data and should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the items included in the Consolidated Statement of Operations as percentages of total net sales.

                                                                      PERCENTAGE OF NET SALES
                                                                     --------------------------
                                                                         YEAR ENDED JULY 31
                                                                     --------------------------
                                                                     1996      1995       1994
                                                                     -----     -----     ------
Net sales..........................................................  100.0%    100.0%     100.0%
Cost of sales:
  Product..........................................................   60.7      65.0       69.5
  Provisions for excess and obsolete inventories...................    1.4        --        2.1
                                                                     -----     -----      -----
     Total cost of sales...........................................   62.1      65.0       71.6
                                                                     -----     -----      -----
Gross profit.......................................................   37.9      35.0       28.4
Engineering and product development expenses.......................    8.6       9.4       11.6
Selling, general and administrative expenses.......................   17.5      18.5       25.1
Restructuring charges..............................................     --        --        8.6
                                                                     -----     -----      -----
Income (loss) from operations......................................   11.8       7.1      (16.9)
Interest (income) expense, net.....................................   (0.1)      1.8        2.3
                                                                     -----     -----      -----
Income (loss) before income taxes and minority interest............   11.9       5.3      (19.2)
Provision for income taxes.........................................    0.5       0.2         --
                                                                     -----     -----      -----
Income (loss) before minority interest.............................   11.4       5.1      (19.2)
Minority interest in net loss of subsidiary........................     --        --        0.6
                                                                     -----     -----      -----
Net income (loss)..................................................   11.4%      5.1%     (18.6)%
                                                                     =====     =====      =====

  Fiscal 1996 Compared to Fiscal 1995

     Orders of $233.6 million for the Company's products and services in fiscal 1996 were slightly lower than the fiscal 1995 level of $236.9 million. The Company experienced strong industry demand during the first half of fiscal 1996. However, industry conditions began to weaken during the Company's third fiscal quarter and demand for test equipment continued to fall through the balance of the fiscal year. Primarily as a result of weakening industry conditions, the Company's backlog declined to $65.5 million at July 31, 1996, as compared to $98.4 million at July 31, 1995.

     Net sales were $266.5 million in fiscal 1996 as compared to $210.3 million in fiscal 1995, an increase of 27%. Sales of the Company's mixed signal test systems were 18% higher in fiscal 1996 as compared to fiscal 1995 and sales of digital test systems in fiscal 1996 increased 55% over fiscal 1995. The increase in sales for both product lines in fiscal 1996 was primarily a result of strong semiconductor industry conditions during the first half of fiscal 1996 together with the large backlog of unshipped orders at the beginning of the fiscal year. Sales to customers outside of North America represented 64% of total sales in fiscal 1996 as compared to 66% of total sales in fiscal 1995.

     The gross profit margin was 37.9% of net sales in fiscal 1996 as compared to 35.0% of net sales in fiscal 1995. The improvement in the gross profit margin in fiscal 1996 was a result of proportionately lower fixed manufacturing costs on the higher shipment levels, savings from product cost reduction programs and higher average selling prices, particularly on the Synchro Series. These improvements were partially offset by a provision of $3.6 million for excess and obsolete inventories in the fourth quarter of fiscal 1996. This provision was largely a result of obsolete components and parts due to product redesigns associated with the Company's Delta Series test systems.

     Engineering and product development expenses were $22.9 million, or 8.6% of net sales, in fiscal 1996 as compared to $19.8 million, or 9.4% of net sales, in fiscal 1995. The increase in engineering and product development expenses reflects additional resources the Company has invested in product development programs relating to its Synchro, Delta and iPTest product lines.

     Selling, general and administrative expenses were $46.8 million, or 17.5% of net sales, in fiscal 1996, as compared to $39.0 million, or 18.5% of net sales, in fiscal 1995. The increase in expenses in fiscal 1996 included the introduction of an employee profit sharing bonus plan and matching of contributions to the Company's 401(k) plan along with higher travel expenses and sales commissions on the higher level of sales.

     Net interest income was $0.3 million in fiscal 1996 as compared to net interest expense of $3.8 million in fiscal 1995. Interest expense of $2.5 million in fiscal 1996 was $1.7 million lower than fiscal 1995 primarily as a result of the conversion of the Company's 13 1/2% Convertible Subordinated Debentures into 2,241,000 shares of the Company's common stock in July 1995. In fiscal 1996, the Company generated $2.8 million in interest income, $2.4 million more than in fiscal 1995, primarily as a result of the investment of the $55.8 million in proceeds received in October 1995 from a public offering of the Company's common stock.

     The Company's tax provision in fiscal 1996 was $1.4 million, or 4.4% of pre-tax income. The Company fully used its United States federal net operating loss carryforward, and a portion of its United States federal tax credit carryforwards, during fiscal 1996. As a result, the tax provision represents a minimal level of U.S. federal, state and foreign income taxes. In fiscal 1995, the tax provision of $0.4 million represented only certain state and foreign tax liabilities.

     The Company's Japanese subsidiary's results of operations were approximately break-even in fiscal 1996 and 1995. As a result, the minority partner's share of the Company's Japanese subsidiary's results was insignificant.

     The Company had net income of $30.3 million, or $0.82 per share, in fiscal 1996, as compared to $10.7 million, or $0.36 per share, in fiscal 1995. The 183% increase in net income year-to-year was largely a result of the combination of higher sales levels, an improvement in the gross profit margin as a percentage of net sales, the reduction in operating expenses as a percentage of net sales and added interest income.

     Management believes that the current weak semiconductor equipment industry conditions will continue for the near term. These conditions will adversely affect the Company's results of operations. The Company has reduced its workforce by approximately 150 employees, since July 1996, and has taken additional steps to reduce discretionary spending and limit capital expenditures in fiscal 1997.

  Fiscal 1995 Compared to Fiscal 1994

     The Company experienced strong semiconductor industry conditions during fiscal 1995 which resulted in a significant increase in demand for its test systems. Orders for the Company's products and services were $236.9 million in fiscal 1995 as compared to $197.9 million in fiscal 1994, an increase of approximately 20%. Orders for the Company's linear and mixed signal test systems remained at a high level in fiscal 1995, increasing 11% over fiscal 1994, while orders for the Company's digital products increased 41% year-to-year. As a result, the Company's backlog of unfilled orders for products and services was $98.4 million at July 31, 1995 as compared to $71.8 million at July 31, 1994.

     Net sales were $210.3 million in fiscal 1995 as compared to $168.3 million in fiscal 1994, an increase of approximately 25%. Sales of the Company's linear and mixed signal test systems were about 40% higher in fiscal 1995 as compared to fiscal 1994. Sales of the Company's digital test systems in fiscal 1995 were slightly higher than fiscal 1994.

     The gross profit margin was 35.0% of net sales in fiscal 1995 as compared to 28.4% in fiscal 1994. The improvement in the gross profit margin was largely a result of proportionately lower fixed manufacturing costs on the higher level of shipments and higher average selling prices. In fiscal 1994, the gross profit margin was reduced by 2.1% as a result of a $3.5 million provision for excess and obsolete inventories.

     Engineering and product development expenses were $19.8 million, or 9.4% of net sales, in fiscal 1995, as compared to $19.6 million, or 11.6% of net sales, in fiscal 1994. Engineering and product development expenses have remained approximately equal year-to-year reflecting the Company's continuing development efforts, particularly for its Delta Series and Synchro product lines.

     Selling, general and administrative expenses were $39.0 million, or 18.5% of net sales, in fiscal 1995, as compared to $42.3 million, or 25.1% of net sales, in fiscal 1994. The decrease in selling, general and administrative expenses of $3.3 million was largely a result of cost reduction and restructuring measures in fiscal 1994.

     In March 1994, the Company announced a major restructuring program which consisted of a consolidation of facilities and a workforce reduction of approximately 100 employees. As a result of those decisions, the Company took a $14.4 million restructuring charge to its second quarter results of operations in fiscal 1994. The restructuring charge largely related to the consolidation of excess leased facilities, primarily in Westwood, Massachusetts, and severance payments for terminated employees.

     Net interest expense was $3.8 million in fiscal 1995 as compared to $3.9 million in fiscal 1994. In July 1995, the Company's 13 1/2% Convertible Subordinated Debentures Due 2011 were converted into 2,241,000 shares of Common Stock, which reduced interest expense beginning in the fourth quarter of fiscal 1995. In addition, lower average bank borrowings reduced interest expense in fiscal 1995 as compared to fiscal 1994. This reduction in interest expense was largely offset by an increase in interest due to a long-term loan the Company received in July 1994.

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

     The Company had net income of $10.7 million, or $0.36 per share, in fiscal 1995, as compared to a net loss of $31.3 million, or $1.23 per share, in fiscal 1994. The net loss in fiscal 1994 included a restructuring charge of $14.4 million and a provision for excess and obsolete inventories of $3.5 million. The Company's operating results improved sequentially during fiscal 1995, beginning with net income of $0.8 million in the first quarter and ending with net income of $5.1 million in the fourth quarter. The quarterly improvement in the Company's results reflected the increasing level of sales, higher gross profit margin and reduction of operating expenses as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and short term investments were $76.0 million at July 31, 1996 as compared to $29.2 million at July 31, 1995. The increase in cash and short term investments of $46.8 million was a result of $7.7 million of net cash provided by operating activities, $20.0 million of net cash used for property and equipment expenditures and $59.7 million of net cash provided by financing activities.

     The positive net cash flow of $7.7 million from operating activities was largely a result of the net income of $30.3 million and non-cash depreciation charges of $10.5 million, offset by a combined increase in accounts receivable and inventories of $33.7 million. The increase of $14.3 million in accounts receivable in fiscal 1996 was a result of the increase in fourth quarter sales of $7.3 million, in combination with a lower level of collections on fourth quarter shipments, as compared to the fourth quarter of fiscal 1995. The increase in inventories of $19.4 million during the fiscal year largely reflected the requirement to support higher sales levels. In addition, the increase in inventories also reflected the adverse effect of customers rescheduling test systems the Company had anticipated delivering in the fourth quarter. The increase in accounts payable of $6.9 million in fiscal 1996 is a result of the increase in inventories. The Company made cash expenditures of $4.9 million in fiscal 1996, primarily relating to sublease agreements associated with excess leased facilities, which reduced the balance of its restructuring reserve from $6.1 million at July 31, 1995 to $1.2 million at July 31, 1996.

     Property and equipment additions of $20.0 million during fiscal 1996 were largely for use in product development and customer support activities, as well as leasehold improvements and furnishings for the Company's facility in Massachusetts. The Company anticipates that expenditures for property and equipment will not exceed $12 million (approximately equal to depreciation charges) in fiscal 1997.

     The Company's Japanese subsidiary had bank borrowings of $8.3 million at July 31, 1996 as compared to $8.5 million at July 31, 1995. The Company had no borrowings outstanding under its domestic bank line at July 31, 1996 or 1995.

     In October 1995, the Company received $55.8 million in proceeds as a result of a public offering of 5.25 million shares of common stock. In June 1996, Ando purchased 1.0 million shares of common stock, for $2.3 million, pursuant to the partial exercise of its warrant issued by the Company. In June 1996, the Company announced a stock repurchase program to purchase up to 3.5 million shares of its common stock. Under this program, the Company purchased 0.2 million shares of common stock, for $1.0 million, during the fourth quarter of fiscal 1996.

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

     Management believes that the Company has sufficient cash resources to meet its fiscal 1997 requirements. These resources include cash and short term investments of $76.0 million at July 31, 1996 together with future cash flows from operations.

FORWARD-LOOKING STATEMENTS

     The Company in this report makes, and may from time to time elsewhere make, disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such disclosures in this report include, without limitation, the Company's belief, under "Results of Operations" as to the continued weakness of industry conditions and under "Liquidity and Capital Resources", as to the adequacy of its cash resources. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement:

  Cyclicality of Semiconductor Industry

     The Company's business is largely dependent upon the capital expenditures of semiconductor manufacturers. The semiconductor industry is highly cyclical and has historically experienced, and is currently experiencing, recurring periods of oversupply, which often have had a severely detrimental effect on such industry's demand for test equipment and could cause cancellations, rescheduling or reductions of customer orders. No assurance can be given that the Company's business and results of operations will not be materially adversely affected if the current downturn continues for a prolonged period or if downturns or changes in any particular market segments of the semiconductor industry occur in the future, especially if all of the market segments in which the Company participates experience downturns at the same time.

  Fluctuations in Sales and Operating Results

     Given the relatively large selling prices of the Company's test systems, sales of a limited number of test systems account for a substantial portion of sales in any particular fiscal quarter and a small number of transactions could therefore have a significant impact on sales and gross margins for that fiscal quarter. The Company's sales and operating results have fluctuated and could in the future fluctuate significantly from period to period, including from one quarterly period to another, due to a combination of factors, including the cyclical demand of the semiconductor industry, order cancellations or rescheduling by customers, the large selling prices of the Company's test systems (which typically result in a long selling process), competitive pricing pressures and the mix between and configuration of digital and linear/mixed signal and discrete component test systems sold in a particular period. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with accuracy. In addition, the need for continued investment in research and development, for capital equipment requirements and for extensive worldwide customer support capability results in significant fixed costs which would be difficult to reduce in the event that the Company does not meet its sales objectives.

  Importance of New Product Introductions

     The semiconductor test equipment ("STE") market is subject to rapid technological change and new product introductions, as well as advancing industry standards. The development of increasingly complex semiconductors and the utilization of semiconductors in a broader spectrum of products has driven the need for more advanced test systems to test such devices at an acceptable cost. The Company's ability to remain competitive in the digital, linear and mixed signal integrated circuit ("IC") and discrete component markets will depend upon its ability to successfully enhance existing test systems and develop new generations of test systems and to introduce these new products on a timely and cost-effective basis. The Company also has to manufacture its products in volume at a competitive price and on a timely basis to enable customers to integrate them into their operations as they begin to produce their next generation of semiconductors. The Company's failure to have a competitive test system available when required by a semiconductor manufacturer would make it substantially more difficult for the Company to sell test systems to that manufacturer for a number of years. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements. If new products have reliability or functionality problems, then reduced, canceled or rescheduled orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty expense may result, which could reduce gross margins on new product sales and otherwise materially affect the Company's business and results of operations. The

Company's Delta Series of products continues to be subject to the risks associated with new product introductions, including the risk that reliability or functionality problems could increase expenses and reduce gross margins on new product sales. Furthermore, announcements by the Company or its competitors of new products could cause customers to defer or forego purchases of the Company's existing products, which would also adversely affect the Company's business and results of operations. There can be no assurance that the Company will be successful in the introduction and volume manufacture of its new products, that such introduction will coincide with the development by semiconductor manufacturers of their next generation semiconductors or that such products will satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business and results of operations.

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

  Customer Concentration

     The loss of a major customer or reduction in, or rescheduling or cancellation of, orders by major customers, including reductions, cancellations or rescheduling due to market or competitive conditions in the semiconductor industry, has had in the past and would have in the future an adverse effect on the Company's business and results of operations. In addition, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers. The loss of one or more of its top ten customers could have a material adverse effect on the Company's business and results of operations.

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

  Acquisitions

     The Company from time to time may acquire technologies, product lines or businesses that are complementary to those of the Company. Although the Company believes that integration of acquired technologies, product lines and businesses will result in long-term growth and profitability, there can be no assurance that the Company will be able to successfully negotiate finance or integrate such acquired technologies, product lines or businesses. Furthermore, the integration of an acquired company or business may cause a diversion of management time and resources. There can be no assurance that a given acquisition, if consummated, would not materially adversely affect the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of LTX Corporation:

     We have audited the accompanying consolidated balance sheet of LTX Corporation and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LTX Corporation and subsidiaries as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
September 6, 1996



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into LTX Corporation's previously filed registration statements on Form S-8 (File No. 2-77475, File No. 2-90698, File No. 33-7018, File No. 33-14179, File No. 33-32140, File No. 33-32141, File
No. 33-33614, File No. 33-38675, File No. 33-51683, File No. 33-51685, File No.
33-57457, File No. 33-57459, File No. 33-65245 and File No. 33-65247).



                                            ARTHUR ANDERSEN LLP


Boston, Massachusetts
October 14, 1996

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED JULY 31
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Net sales..................................................  $266,476     $210,319     $168,326
Cost of sales..............................................   161,794      136,748      116,939
Provision for excess and obsolete inventories..............     3,600           --        3,500
                                                             --------     --------     --------
     Gross profit..........................................   101,082       73,571       47,887
Engineering and product development expenses...............    22,927       19,778       19,604
Selling, general and administrative expenses...............    46,787       38,953       42,308
Restructuring charges......................................        --           --       14,376
                                                             --------     --------     --------
     Income (loss) from operations.........................    31,368       14,840      (28,401)
Other income (expense):
     Interest expense......................................    (2,529)      (4,254)      (4,286)
     Interest income.......................................     2,826          480          412
                                                             --------     --------     --------
          Income (loss) before income taxes and minority
            interest.......................................    31,665       11,066      (32,275)
Provision for income taxes.................................     1,395          372           --
                                                             --------     --------     --------
          Income (loss) before minority interest...........    30,270       10,694      (32,275)
Minority interest in net loss of subsidiary................        --           --          971
                                                             --------     --------     --------
          Net income (loss)................................  $ 30,270     $ 10,694     $(31,304)
                                                             ========     ========     ========
Net income (loss) per share:
     Primary...............................................  $   0.82     $   0.37     $  (1.23)
     Fully diluted.........................................  $   0.82     $   0.36     $  (1.23)
Weighted average shares:
     Primary...............................................    36,716       28,805       25,485
     Fully diluted.........................................    36,755       29,787       25,485

  The accompanying notes are an integral part of these consolidated financial statements.

                                LTX CORPORATION

                                   CONSOLIDATED BALANCE SHEET
                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JULY 31
                                                                         ---------------------
                                                                           1996        1995
                                                                         ---------   ---------

                                            ASSETS
Current assets:
     Cash and equivalents..............................................  $ 66,069    $ 29,183
     Short-term investments............................................     9,941          --
     Accounts receivable, less allowances of $900 and $700.............    46,201      32,785
     Inventories.......................................................    66,496      47,101
     Other current assets..............................................     5,239       4,929
                                                                         --------    --------
          Total current assets.........................................   193,946     113,998
                                                                         --------    --------
     Property and equipment, net.......................................    37,880      28,407
     Other assets......................................................     3,493       3,512
                                                                         --------    --------
                                                                         $235,319    $145,917
                                                                         ========    ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable.....................................................  $  8,252    $  8,457
     Current portion of long-term liabilities..........................     4,143         359
     Accounts payable..................................................    28,451      21,744
     Accrued compensation..............................................     4,667       3,155
     Unearned service revenues and customer advances...................     6,429       7,157
     Restructuring charges.............................................     1,198       6,087
     Other accrued expenses............................................     3,187       4,857
                                                                         --------    --------
          Total current liabilities....................................    56,327      51,816
                                                                         --------    --------
Long-term liabilities, less current portion............................    16,645      20,959
Convertible subordinated debentures....................................     7,308       7,308
Deferred compensation..................................................        --         427
Stockholders' equity:
     Common stock, $0.05 par value:
       100,000,000 shares authorized; 35,995,796 and 29,268,826 shares
        issued.........................................................     1,800       1,463
     Additional paid-in capital........................................   191,455     131,425
     Accumulated deficit...............................................   (37,211)    (67,481)
     Less - treasury stock (200,000 shares), at cost...................    (1,005)        --
                                                                         --------    --------
          Total stockholders' equity...................................   155,039      65,407
                                                                         --------    --------
                                                                         $235,319    $145,917
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

                                LTX CORPORATION

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON STOCK
                                  --------------------   ADDITIONAL                                TOTAL
                                  OUTSTANDING             PAID-IN     ACCUMULATED   TREASURY   STOCKHOLDERS'
                                    SHARES      AMOUNT    CAPITAL       DEFICIT      STOCK        EQUITY
                                  -----------   ------   ----------   -----------   --------   -------------
BALANCE, JULY 31, 1993..........   24,716,370   $1,236     $112,111     $(46,871)    $    --      $ 66,476
Sale of common stock............      971,515       48        3,959                                  4,007
Exercise of stock options.......      255,285       13          538                                    551
Issuance of shares under
  employees' stock purchase
  plan..........................      280,772       14          849                                    863
Net loss........................                                         (31,304)                  (31,304)
                                   ----------   ------     --------     --------     -------      --------
BALANCE, JULY 31, 1994..........   26,223,942    1,311      117,457      (78,175)         --        40,593
Conversion of 13 1/2%
  Convertible Subordinated
  Debentures due 2011...........    2,240,581      112       11,943                                 12,055
Exercise of stock options.......      504,595       25          965                                    990
Issuance of shares under
  employees' stock purchase
  plan..........................      299,708       15        1,060                                  1,075
Net income......................                                          10,694
                                   ----------   ------     --------     --------     -------      --------
BALANCE, JULY 31, 1995..........   29,268,826    1,463      131,425      (67,481)         --        65,407
Exercise of stock options.......      228,842       12          954                                    966
Exercise of stock warrant.......    1,000,000       50        2,260                                  2,310
Issuance of shares under
  employees' stock purchase
  plan..........................      248,128       12        1,282                                  1,294
Sale of common stock............    5,250,000      263       55,534                                 55,797
Purchase of Treasury Shares.....     (200,000)                                        (1,005)       (1,005)
Net income......................                                          30,270                    30,270
                                   ----------   ------     --------     --------     -------      --------
BALANCE, JULY 31, 1996..........   35,795,796   $1,800     $191,455     $(37,211)    $(1,005)     $155,039
                                   ==========   ======     ========     ========     =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                LTX CORPORATION

                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                      YEAR ENDED JULY 31
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
Cash Provided By (Used In) Operating Activities:
  Net income (loss)..........................................  $ 30,270    $ 10,694    $(31,304)
     Add (deduct) non-cash items:
       Minority interest in subsidiary.......................        --          --        (971)
       Depreciation and amortization.........................    10,533       9,701       9,158
       Original issue discount amortization..................        --         263         252
       Translation (gain) loss...............................      (562)        178         320
  (Increase) decrease in:
       Accounts receivable...................................   (14,319)        990       1,739
       Inventories...........................................   (19,395)     (4,429)      2,508
       Other current assets..................................      (310)       (980)        268
       Other assets..........................................       415         382         413
  Increase (decrease) in:
       Accounts payable......................................     6,946       6,033     (11,450)
       Accrued expenses, compensation and restructuring
          charges............................................    (5,177)     (6,626)     12,717
       Unearned service revenues and customer advances.......      (728)      3,290        (804)
                                                               --------    --------    --------
     Net cash provided by (used in) operating activities.....     7,673      19,496     (17,154)
                                                               --------    --------    --------
Cash Used In Investing Activities:
     Purchases of held-to-maturity securities, net...........    (9,941)         --          --
     Expenditures for property and equipment.................   (20,006)    (10,222)    (12,687)
                                                               --------    --------    --------
     Net cash used in investing activities...................   (29,947)    (10,222)    (12,687)
                                                               --------    --------    --------
Cash Provided By (Used In) Financing Activities:
  Proceeds from stock plans:
     Employees' stock purchase plan..........................     1,294       1,075         863
     Exercise of stock options...............................       538         990         551
  Sale of common stock.......................................    55,797          --       4,007
  Exercise of stock warrant..................................     2,310          --          --
  Purchase of Treasury Stock.................................    (1,005)         --          --
  Increase (decrease) in notes payable.......................     1,250       1,187      (3,385)
  Proceeds from sale and leaseback of equipment..............        --          --       3,483
  Payments of long-term debt.................................      (486)       (627)       (221)
  Costs of debenture conversion..............................        --        (367)         --
  Proceeds from long-term debt...............................        --          --      20,000
                                                               --------    --------    --------
     Net cash provided by financing activities...............    59,698       2,258      25,298
                                                               --------    --------    --------
Effect of exchange rate changes on cash......................      (538)        425          44
     Net increase (decrease) in cash and equivalents.........    36,886      11,957      (4,499)
Cash and equivalents at beginning of year....................    29,183      17,226      21,725
                                                               --------    --------    --------
Cash and equivalents at end of year..........................  $ 66,069    $ 29,183    $ 17,226
                                                               ========    ========    ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
     Interest................................................  $  2,529    $  4,872    $  4,237
     Income taxes............................................     1,953         364          --
Supplemental Disclosure of Non-Cash Financing Activities:
  Conversion of convertible subordinated debentures to common
     stock (See Note 5)......................................        --    $ 12,415          --

  The accompanying notes are an integral part of these consolidated financial statements.

                                LTX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

     LTX Corporation ("the Company") designs, manufactures, and markets automatic test equipment for the semiconductor industry that is used to test digital, linear and mixed signal (a combination of digital and linear) integrated circuits ("ICs") and discrete semiconductor components. The Company is headquartered in Westwood, Massachusetts, has development and manufacturing facilities in Westwood, Massachusetts and San Jose, California, and worldwide sales and service facilities to support its customer base.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned domestic subsidiaries and wholly-owned and majority-owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Consolidated Statement of Cash Flows for fiscal year 1994 has been reclassified to conform with the current year's presentation.

     Minority interest in net loss of subsidiary represents the minority shareholder's proportionate share of the results of operations of the Company's majority-owned Japanese subsidiary.

  Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

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

  Revenue Recognition

     Revenue from product sales and related warranty costs are recognized at the time of shipment. Service revenues are recognized over the applicable contractual periods or as services are performed. Revenues from engineering contracts are recognized over the contract period on a percentage of completion basis.

  Engineering and Product Development Costs

     The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards No. 86, relating to certain software development costs, were insignificant.

  Income Taxes

     Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which is not significant, in the past since it reinvested those earnings. At July 31, 1996, most of the Company's foreign subsidiaries had accumulated deficits.

                                LTX CORPORATION

  Net Income (Loss) per Share

     Primary and fully diluted net income per share are based on the weighted average number of shares of common stock and common stock equivalents (shares issuable under stock option plans and warrants) outstanding. None of the Company's Convertible Subordinated Debentures are common stock equivalents. Net loss per share is based on the weighted average number of shares of common stock outstanding only, as the inclusion of common stock equivalents would be anti-dilutive.

  Financial Instruments

     Cash and Short-Term Investments

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

     All of the Company's short-term investments are considered as held-to-maturity and consist of $2,992,000 of commercial paper, $1,950,000 of U.S. Treasury bills and $4,999,000 of other corporate debt securities. The fair market value of cash equivalents and short term investments is substantially equal to the amortized cost, due to the short period of time to maturity, which is less than one year.

  Fair Value

     Statement of Financial Accounting Standards No. 107, "Disclosures about the Fair Value of Financial Instruments," which was adopted by the Company effective August 1, 1995, requires that disclosure be made of estimates of the fair value of financial instruments. The fair value of the Company's notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At July 31, 1996, the carrying value of $8,252,000 for notes payable and $20,788,000 for long-term liabilities, including current portion, approximates fair value. At July 31, 1996, the Company's 7 1/4% Convertible Subordinated Debentures Due 2011 had a carrying value of $7,308,000 and the estimated fair value was approximately $5,800,000. For all other balance sheet financial instruments the carrying amount approximates fair value.

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short-term investments and trade receivables. The Company places its investments with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. The Company's trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are from major corporations or are supported by letters of credit. The Company maintains reserves for potential credit losses and such losses have been immaterial.

                                LTX CORPORATION

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                                    JULY 31
                                                           --------------------------
                                                              1996           1995
                                                           -----------    -----------
          Raw materials..................................  $17,752,000    $12,388,000
          Work-in-process................................   34,261,000     24,680,000
          Finished goods.................................   14,483,000     10,033,000
                                                           -----------    -----------
                                                           $66,496,000    $47,101,000
                                                           ===========    ===========

  Property and Equipment

     Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts which are sufficient to amortize the cost of the assets over their estimated useful lives. Property and equipment are summarized as follows:

                                                          JULY 31                   DEPRECIABLE
                                                ----------------------------          LIFE IN
                                                    1996            1995               YEARS
                                                ------------    ------------    --------------------
Machinery and equipment.......................  $ 84,854,000    $ 73,147,000            3-5
Office furniture and equipment................     5,779,000       3,881,000            3-7
Leasehold improvements........................     7,736,000       4,499,000    10 or term of lease
                                                ------------    ------------
                                                  98,369,000      81,527,000
Less: accumulated depreciation and               (60,489,000)    (53,120,000)
  amortization................................  ------------    ------------
                                                $ 37,880,000    $ 28,407,000
                                                ============    ============

  Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), which is effective for the Company's fiscal year beginning August 1, 1996. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management anticipates that the application of the new statement will not have a significant impact on the results of operations or financial condition of the Company.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which is effective for the fiscal year ending July 31, 1997. FAS 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. The Company will adopt the disclosure-only alternative under FAS 123 and will include the additional required disclosures in its fiscal 1997 consolidated financial statements.

3.  NOTES PAYABLE

     The Company's Japanese subsidiary had borrowings outstanding of $8,252,000 at July 31, 1996 under demand bank lines of credit. Borrowings of $7,130,000 at the local prime rate plus 1/4%, are guaranteed by the Company's minority partner in Japan, and borrowings of $1,122,000, at the local prime plus 3/4%, under a $1,869,000 demand bank line, are guaranteed by the Company. At July 31, 1995, the Company's Japanese subsidiary had borrowings outstanding of $8,457,000 under demand bank lines of credit.

     The Company had no borrowings outstanding under a $5,000,000 domestic bank line at July 31, 1996 and 1995. This line of credit matures in December 1996 and bears interest at the bank's prime rate. Borrowing availability under the line is on a formula basis and borrowings are unsecured. The line of credit has financial covenants which largely relate to results of operations and a minimum level of liquidity.

                                LTX CORPORATION

4.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following:

                                                                    JULY 31
                                                           --------------------------
                                                              1996           1995
                                                           -----------    -----------
          Subordinated note payable with interest
            at 8%........................................  $20,000,000    $20,000,000
          Lease purchase obligations at various interest
            rates, net of deferred interest (see
            Note 10).....................................      788,000      1,318,000
                                                           -----------    -----------
                                                            20,788,000     21,318,000
          Less -- current portion........................   (4,143,000)      (359,000)
                                                           -----------    -----------
                                                           $16,645,000    $20,959,000
                                                           ===========    ===========

     In July 1994, the Company received $20,000,000 from Ando Electric Co., Ltd. of Japan ("Ando") under a long-term loan agreement which extends through July 2001. The loan bears interest at 8%, which is payable semi-annually and has semi-annual principal payments of $2,000,000 beginning in January 1997. The loan is secured by the Company's inventories and capital equipment and is subordinated in right of payment to senior indebtedness of the Company. In connection with this loan agreement, the Company issued to Ando a warrant to purchase up to 2,000,000 shares of common stock during the term of the loan agreement (See Note 7). The Company also expanded its existing license and development agreement with Ando to allow for further joint development of the Company's Delta 50 technology. Proceeds from the loan were used to repay domestic bank borrowings and to finance working capital requirements.

5.  CONVERTIBLE SUBORDINATED DEBENTURES

     On April 25, 1986, the Company issued and sold at par $35,000,000 of 7 1/4% Convertible Subordinated Debentures Due 2011. A total of $7,308,000 of the original issue of $35,000,000 remained outstanding on July 31, 1996 and 1995. The debentures are subordinated in right of payment to senior indebtedness and are convertible by the holders into common stock at $18 per share at any time prior to redemption or maturity. The debentures are redeemable at the Company's option at any time, in whole or in part, at 100% of the principal amount. No sinking fund payments are required before maturity date of debentures in 2011. Interest is payable semi-annually on April 15 and October 15.

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

6.  INCOME TAXES

     At July 31, 1996 the Company had, for tax purposes, $2,244,000 of federal tax credits available for carryforward, which expire in fiscal years 2000 through 2004.

     The tax provision of $1,395,000 in fiscal 1996 consisted of $600,000 in currently payable federal income taxes, $195,000 in currently payable state income taxes and $600,000 in currently payable foreign income taxes. The tax provision of $372,000 in fiscal 1995 consisted of $50,000 in currently payable state income taxes and $322,000 in currently payable foreign income taxes.

                                LTX CORPORATION

     Reconciliations of the U.S. federal statutory rate to the Company's effective tax rate are as follows:

                                                                YEAR ENDED JULY 31
                                                             -------------------------
                                                             1996      1995      1994
                                                             -----     -----     -----
          U.S. federal statutory rate......................   35.0%     35.0%    (35.0)%
          State income taxes, net of federal income tax
            effect.........................................    0.4       0.3        --
          Foreign income taxes.............................   (1.4)     (2.0)       --
          Realization of deferred tax assets...............   (3.0)    (29.9)       --
          Losses without current tax benefit...............     --        --      35.0
          Tax credits......................................   (4.2)       --        --
          Benefit of net operating loss carryforward.......  (18.6)       --        --
          Other, net.......................................   (3.8)       --        --
                                                             -----     -----     -----
          Effective tax rate...............................    4.4%      3.4%      0.0%
                                                             =====     =====     =====

     The temporary differences and carryforwards which created the deferred tax assets and liabilities as of July 31, 1996 and July 31, 1995 are as follows:

                                                                   JULY 31
                                                         ----------------------------
                                                            1996             1995
                                                         -----------     ------------
          Deferred tax assets:
          Net operating losses.........................  $        --     $  7,356,000
          Tax credits..................................    2,244,000        3,560,000
          Inventory valuation reserves.................    3,634,000        3,144,000
          Restructuring charges........................      419,000        1,869,000
          Spares amortization..........................    3,419,000        2,959,000
          Unearned service revenues....................    2,005,000        2,344,000
          Other........................................      936,000          803,000
                                                         -----------     ------------
               Total deferred tax assets...............   12,657,000       22,035,000
          Valuation allowance..........................   (9,181,000)     (21,073,000)
                                                         -----------     ------------
               Net deferred tax assets.................  $ 3,476,000     $    962,000
                                                         ===========     ============
          Deferred tax liabilities:
          Depreciation.................................  $  (690,000)    $   (684,000)
          Other........................................     (286,000)        (278,000)
                                                         -----------     ------------
               Total deferred tax liabilities..........  $  (976,000)    $   (962,000)
                                                         ===========     ============
               Net deferred taxes recorded.............  $ 2,500,000     $         --
                                                         ===========     ============

     Deferred tax assets and liabilities as of July 31, 1995 have been reclassified to reflect the tax returns as actually filed. The valuation allowance relates to uncertainty surrounding the realization of the deferred tax assets.

7.  STOCKHOLDERS' EQUITY

  Authorized Shares

     At the Company's Annual Meeting of Stockholders in December 1993, the stockholders approved an increase in the Company's authorized common stock from 50,000,000 shares to 100,000,000 shares.

  Stock Repurchase Program

     In June 1996, the Board of Directors authorized a stock repurchase program under which the Company may acquire up to 3,500,000 shares of its common stock over a 12 month period. In fiscal 1996, the Company purchased 200,000 shares, to be held in treasury, at a cost of $1,005,000 under this program.

  Stock Option Plans

     The Company has two stock option plans: the 1990 Stock Option Plan ("1990 Plan") and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan ("U.K. Plan").

                                LTX CORPORATION

     The 1990 Plan and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value on the date of grant. The 1990 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under both plans are exercisable over vesting periods which are typically three years beginning one year from the date of grant. In December 1995, the stockholders of the Company approved an increase to the number of shares of common stock that may be granted under the 1990 Plan, through October 2000, from 2,700,000 shares to 3,700,000 shares. At July 31, 1996, 2,105,857 shares were subject to future grant under the 1990 Plan and 100,000 shares were subject to future grant under the U.K. Plan.

     The following table summarizes stock option activity for the three years ended July 31, 1996:

                                                                          RANGE OF
                                                          SHARES        OPTION PRICES
                                                         ---------     ---------------
          Outstanding at July 31, 1993.................  2,112,438     $ 0.05 - $ 6.88
               Granted.................................    398,000       0.05 -   3.94
               Exercised...............................   (255,285)      0.05 -   3.75
               Terminated..............................    (71,814)      1.75 -   3.75
                                                         ---------
          Outstanding at July 31, 1994.................  2,183,339       0.05 -   6.88
                                                         ---------
               Granted.................................    391,000       1.00 -   5.56
               Exercised...............................   (504,595)      0.05 -   3.75
               Terminated..............................    (35,675)      1.88 -   4.13
                                                         ---------
          Outstanding at July 31, 1995.................  2,034,069       0.05 -   6.88
                                                         ---------
               Granted.................................    225,500       1.00 -  12.63
               Exercised...............................   (228,842)      0.05 -   5.56
               Terminated..............................     (5,500)     10.94 -  12.63
                                                         ---------
          Outstanding at July 31, 1996.................  2,025,227       0.05 -  12.63
                                                         =========

     Of the total options outstanding at July 31, 1996, 1,469,082 shares were exercisable.

  Warrants

     In July 1994, in connection with a term loan agreement, the Company issued to Ando a warrant to purchase up to 2,000,000 shares of common stock, at the then fair market value of $2.31 per share, during the term of the loan agreement (see Note 4). On June 17, 1996 Ando purchased 1,000,000 shares of common stock under its warrant. At July 31, 1996, 1,000,000 shares of common stock under this warrant remained outstanding.

  Employees' Stock Purchase Plan

     In December 1993, the stockholders of the Company approved the adoption of the 1993 Employees' Stock Purchase Plan, which replaced the 1983 Employees' Stock Purchase Plan which expired in December 1993. Under this plan, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The plan limits the number of shares which can be issued for any semi-annual plan period to 150,000 shares and, over the term of the plan, the Company may issue up to 1,200,000 shares. At July 31, 1996, 371,392 shares were available for future issuance under this plan.

  Rights Agreement

     The Board of Directors of the Company adopted a Rights Agreement, dated as of May 11, 1989, between the Company and The First National Bank of Boston, as rights agent, and in connection therewith, distributed

                                LTX CORPORATION
one common share purchase right for each outstanding share of common stock. The rights will become exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer that would result in ownership of 30% or more of the common stock. Initially, each right will entitle a stockholder to buy one share of common stock of the Company at a purchase price of $30.00 per share, subject to significant adjustment depending upon the occurrence thereafter of certain events. Before any person or group has acquired 20% or more of the common stock of the Company, the rights are redeemable by the Board of Directors at $0.01 per right. The rights will expire on May 11, 1999, unless redeemed by the Company prior to that date.

8.  EMPLOYEE BENEFIT PLANS

     In fiscal 1996, the Company established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed semi-annually to all employees. In addition, the Company has a 401(k) Growth and Investment Program. Eligible employees may make voluntary contributions to this plan through a salary reduction contract up to the statutory limit or 15% of their annual compensation. In fiscal 1996, the Company began matching employees' voluntary contributions to the plan, up to certain prescribed limits. These Company contributions vest at a rate of 20% per year. The total charge to expense under these plans was $2,006,000 in fiscal 1996.

9.  GEOGRAPHIC AREA INFORMATION

     The Company's operations by geographic segment for the three years ended
July 31, 1996 are summarized as follows:

                                                                   YEAR ENDED JULY 31
                                                       ------------------------------------------
                                                           1996           1995           1994
                                                       ------------   ------------   ------------
Sales to unaffiliated customers
     United States...................................  $ 95,086,000   $ 70,797,000   $ 65,240,000
     Europe..........................................    40,193,000     33,268,000     24,423,000
     Japan...........................................    17,461,000     21,352,000     21,106,000
     Rest of world (principally Pacific Rim).........   113,736,000     84,902,000     57,557,000
                                                       ------------   ------------   ------------
          Total sales to unaffiliated customers......  $266,476,000   $210,319,000   $168,326,000
                                                       ============   ============   ============
Transfers between geographic areas
     United States...................................  $ 40,973,000   $ 81,666,000   $ 67,225,000
     Europe..........................................    10,156,000     10,966,000      7,751,000
     Japan...........................................       315,000        519,000        364,000
                                                       ------------   ------------   ------------
          Total transfers between geographic areas...  $ 51,444,000   $ 93,151,000   $ 75,340,000
                                                       ============   ============   ============
Income (loss) from operations
     United States...................................  $ 30,310,000   $  9,228,000   $(25,991,000)
     Europe..........................................       191,000      2,853,000       (613,000)
     Japan...........................................       582,000        569,000     (1,892,000)
     Eliminations....................................       285,000      2,190,000         95,000
                                                       ------------   ------------   ------------
          Total income (loss) from operations........  $ 31,368,000   $ 14,840,000   $(28,401,000)
                                                       ============   ============   ============
Identifiable assets
     United States...................................  $228,187,000   $136,563,000   $124,029,000
     Europe..........................................    20,529,000     17,866,000     20,730,000
     Japan...........................................    14,129,000     13,296,000     13,180,000
     Eliminations....................................   (27,526,000)   (21,808,000)   (27,303,000)
                                                       ------------   ------------   ------------
          Total identifiable assets..................  $235,319,000   $145,917,000   $130,636,000
                                                       ============   ============   ============

     Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary's sale and support efforts.

                                LTX CORPORATION

10.  COMMITMENTS

     The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments net of sublease proceeds under non-cancelable leases at July 31, 1996 are as follows:

                                                                              TOTAL        TOTAL
                                                   REAL                     OPERATING     CAPITAL
                                                  ESTATE      EQUIPMENT      LEASES       LEASES
                                                -----------   ----------   -----------   ---------
Year ended July 31,
     1997.....................................  $ 4,244,000   $2,476,000   $ 6,720,000   $ 206,000
     1998.....................................    3,591,000    2,144,000     5,735,000     206,000
     1999.....................................    3,178,000    1,400,000     4,578,000     206,000
     2000.....................................    2,129,000      461,000     2,590,000     206,000
     2001.....................................    2,201,000      419,000     2,620,000     137,000
     2002 and thereafter......................   21,289,000    1,874,000    23,163,000
                                                -----------   ----------   -----------   ---------
Total minimum lease payments..................  $36,632,000   $8,774,000   $45,406,000     961,000
                                                ===========   ==========   ===========
Less: amount representing interest............                                            (173,000)
                                                                                         ---------
Present value of total capital leases.........                                           $ 788,000
                                                                                         =========

     Total rental expense for fiscal 1996, 1995 and 1994 was $7,993,000, $9,611,000 and $9,849,000, respectively.

                                LTX CORPORATION

                              QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      1996
                                                -------------------------------------------------
                                                 FIRST        SECOND         THIRD        FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
                                                -------       -------       -------       -------
Net sales.....................................  $62,158       $65,054       $71,979       $67,285
Gross profit..................................   23,430        26,047        29,127        22,478
Net income....................................    6,546         8,745        10,591         4,388
Net income per share:
     Primary..................................     0.19          0.23          0.28          0.12
     Fully diluted............................     0.19          0.23          0.28          0.12

                                                                       1995
                                               ----------------------------------------------------
                                                FIRST        SECOND         THIRD          FOURTH
                                               QUARTER       QUARTER       QUARTER       QUARTER(1)
                                               -------       -------       -------       ----------
Net sales....................................  $46,790       $50,017       $53,571         $59,941
Gross profit.................................   15,861        17,469        18,691          21,550
Net income...................................      786         1,917         2,911           5,080
Net income per share:
     Primary.................................     0.03          0.07          0.10            0.17
     Fully diluted...........................     0.03          0.07          0.10            0.16

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

     Information required under these Items is included in Item 1. of Part I of this report and in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 1996, under the headings "Certain Stockholders," "Election of Directors," and "Compensation of Executives," which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year, July 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     The following consolidated financial statements of LTX Corporation are included in response to Item 8:

        Report of Independent Public Accountants

        Consolidated Balance Sheet -- July 31, 1996 and 1995

        Consolidated Statement of Operations for the years ended July 31, 1996, 1995 and 1994

        Consolidated Statement of Stockholders' Equity for the years ended July 31, 1996, 1995 and 1994

        Consolidated Statement of Cash Flows for the years ended July 31, 1996, 1995 and 1994

        Notes to the Consolidated Financial Statements

(A) 2. SCHEDULES

     Separate financial statements of LTX Corporation (parent only) have been omitted since they are not required.

     All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

(A) 3.  EXHIBITS

     Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company's Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company's Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company's Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company's Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company's Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company's Form 8A/A filed September 30, 1993 amending the Company's Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company's Current Report on Form 8-K, filed May 11, 1989; or the Company's Annual Reports on Form 10-K for one of the years ended July 31, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986,
1985, 1984 and 1983 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.


     (a) LISTING OF EXHIBITS

      (3)(A)   --  Articles of Organization, as amended. (Exhibit 3.1 to the 1995 Registration
                   Statement No. 1)

      (3)(B)   --  By-laws, as amended. (Exhibit 3.3 to the 1995 Registration Statement No. 1)

      (4)(A)   --  Indenture dated April 15, 1986 between the Company and The First National
                   Bank of Boston. (Exhibit 4(A) to the 1990 Registration Statement No. 1)

  (4)(A)(ii)   --  Indenture dated June 15, 1990 between the Company and The First National
                   Bank of Boston. (Exhibit 4(A)(ii) to the 1990 Annual Report on Form 10-K)

      (4)(C)   --  Rights Agreement. (Exhibit 1 of the Registrant's Current Report on Form 8-K,
                   filed May 11, 1989), as amended by Amendment No. 1 to Rights Agreement dated as of September 17, 1993 (Exhibit 4(C) to the 1993 Annual Report on Form
                   10-K)

    (10)(B)+   --  1990 Stock Option Plan. (Exhibit 10(B) to the 1995 Annual Report on Form
                   10-K)

    (10)(D)+   --  1993 Employees' Stock Purchase Plan. (Exhibit 10(D) to the 1994 Annual
                   Report on Form 10-K)

    (10)(E)+   --  1983 Non-Qualified Stock Option Plan. (Exhibit 10(E) to the 1983 Annual
                   Report on Form 10-K)

     (10)(F)   --  LTX Corporation Growth and Investment Program, as restated. (Exhibit 10(F)
                   to the 1993 Annual Report on Form 10-K)

     (10)(I)   --  Lease dated as of March 8, 1984 relating to land and building at McCandless
                   Park, San Jose, California. (Exhibit 10(I) to the 1984 Registration
                   Statement)

     (10)(J)   --  Lease dated as of July 16, 1984 relating to Company's administration facility on Rosemont Avenue, Westwood, Massachusetts. (Exhibit 10(J) to the
                   1984 Registration Statement)

     (10)(K)   --  Lease dated as of February 27, 1985 relating to land and building at
                   McCandless Park, San Jose, California. (Exhibit 10(K) to the 1985 Annual
                   Report on Form 10-K)

     (10)(M)   --  Lease dated as of November 26, 1980 relating to Company's manufacturing facility at 5 Rosemont Avenue, Westwood, Massachusetts, and Amendment dated as of April 29, 1982, and Third Amendment and Restatement of Lease dated
                   April 29, 1982. (Exhibit 10(M) to the 1993 Annual Report on Form 10-K)

     (10)(N)   --  Joint Venture Agreement dated May 14, 1990 among Sumitomo Metal Industries,
                   Ltd., LTX Corporation and LTX Co., Ltd. (Exhibit 10(N) to the 1990
                   Registration Statement No. 1)

     (10)(O)   --  License Agreement dated May 14, 1990 between LTX Corporation and LTX Co.,
                   Ltd. (Exhibit 10(O) to the 1990 Registration Statement No. 1)

     (10)(P)   --  Distribution and Supply Agreement between LTX Corporation and LTX Co., Ltd.
                   (Exhibit 10(P) to the 1990 Registration Statement No. 1)

     (10)(Q)   --  Securities Purchase Agreement for sale of LTX Common Stock, $0.05 par value, and 10 1/2% Convertible Subordinated Debentures Due 2010 to Sumitomo Metal
                   Industries, Ltd. (Exhibit 10(Q) to the 1990 Registration Statement No. 1)

    (10)(R)*   --  License and Development Agreement dated as of January 28, 1993 between LTX
                   Corporation and Ando Electric Co., Ltd. (Exhibit 10(R) to the 1993 Annual
                   Report on Form 10-K)

    (10)(S)*   --  Distribution and Supply Agreement dated as of January 28, 1993 between LTX
                   Corporation and Ando Electric Co., Ltd. (Exhibit 10(S) to the 1993 Annual
                   Report on Form 10-K)

    (10)(T)*   --  Letter Agreement dated as of January 29, 1993 between LTX Corporation and
                   Ando Electric Co., Ltd. (Exhibit 10(T) to the 1993 Annual Report on Form
                   10-K)

     (10)(U)   --  Credit Agreement dated as of October 6, 1994 between LTX Corporation and
                   Silicon Valley Bank (Exhibit 10(U) to the 1994 Annual Report on Form 10-K)

     (10)(V)   --  Loan Agreement dated as of July 20, 1994 between LTX Corporation and Ando
                   Electric Co., Ltd. (Exhibit 10(V) to the 1994 Annual Report on Form 10-K)

    (10)(W)*   --  Amendment No. 1 to License and Development Agreement dated as of July 20,
                   1994 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(W) to
                   the 1994 Annual Report on Form 10-K)

     (10)(X)   --  Loan Document Modification Agreement dated as of December 4, 1995 between
                   LTX Corporation and Silicon Valley Bank. (Exhibit 10(X) hereto)

        (22)   --  Subsidiaries of Registrant

        (27)   --  Financial Data Schedules (Exhibit 27 hereto)

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

ITEM 14(B).  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

ITEM 14(C).  EXHIBITS

     Exhibit 22 -- Subsidiaries of Registrant

                                                             JURISDICTION
          COMPANY                                          OF ORGANIZATION   OWNERSHIP
          -------                                          ----------------  ---------
          LTX Co., Ltd...................................  Japan                50.5%
          LTX (Europe) Limited...........................  United Kingdom        100%
          LTX International, Inc., a Domestic
            International Sales Corporation (DISC).......  Delaware              100%
          LTX (Deutschland) GmbH.........................  West Germany          100%
          LTX France S.A.................................  France                100%
          LTX Test Systems Corporation...................  Delaware              100%
          LTX (Italia) S.r.1.............................  Italy                 100%
          LTX Benelux B.V................................  The Netherlands       100%
          LTX International B.V..........................  The Netherlands       100%
          LTX (Foreign Sales Corporation) B.V............  The Netherlands       100%
          LTX Asia International, Inc....................  Delaware              100%
          LTX Israel Limited.............................  Israel                100%
          LTX (Malaysia) SDN.BHD.........................  Malaysia              100%
          iPTest (Holdings) Limited......................  United Kingdom        100%

     The subsidiaries listed are all included in the consolidated financial statements of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LTX CORPORATION

                                                   /s/ ROGER W. BLETHEN
                                            By..................................
                                                      ROGER W. BLETHEN
                                             CHIEF EXECUTIVE OFFICER, PRESIDENT
                                                        AND DIRECTOR

October 10, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                       DATE
                ---------                               -----                       ----
         /s/ GRAHAM C. C. MILLER            Chairman of the Board              October 10, 1996
 ........................................
          (GRAHAM C. C. MILLER)

           /s/ ROGER W. BLETHEN             Chief Executive Officer,           October 10, 1996
 ........................................     President and Director
            (ROGER W. BLETHEN)                (Principal Executive
                                              Officer)

            /s/ JOHN J. ARCARI              Chief Financial Officer and        October 10, 1996
 ........................................     Treasurer (Principal
             (JOHN J. ARCARI)                 Financial Officer)

           /s/ GLENN W. MELONI              Controller (Principal              October 10, 1996
 ........................................     Accounting Officer)
            (GLENN W. MELONI)

            /s/ JACQUES BOUYER              Director                           October 10, 1996
 ........................................
             (JACQUES BOUYER)

          /s/ MARTIN S. FRANCIS             Director                           October 10, 1996
 ........................................
           (MARTIN S. FRANCIS)

                                            Director
 ........................................
             (ROGER J. MAGGS)

           /s/ ROBERT E. MOORE              Director                           October 10, 1996
 ........................................
            (ROBERT E. MOORE)

          /s/ SAMUEL RUBINOVITZ             Director                           October 10, 1996
 ........................................
           (SAMUEL RUBINOVITZ)