Form 10-Q
period 1996-10-31
LTX CORP
filed 1996-12-09
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For Quarter Ended October 31, 1996               Commission File Number  0-10761

                                 LTX CORPORATION

             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                           04-2594045
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


          LTX PARK AT UNIVERSITY AVENUE, WESTWOOD, MASSACHUSETTS 02090
          ------------------------------------------------------------
              (Address of principal executive offices and zip code)


        Registrant's telephone number, including area code (617) 461-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No
                                           -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                          Outstanding at November 26, 1996
---------------------------------------         --------------------------------
Common Stock, par value $0.05 per share                     35,092,903

                                 LTX CORPORATION

                                      Index

                                                                 Page Number

Part I.   FINANCIAL INFORMATION

      Consolidated Balance Sheet                                      1
          October 31, 1996 and July 31, 1996


      Consolidated Statement of Operations
          Three months ended October 31, 1996
          and October 31, 1995                                        2


      Consolidated Statement of Cash Flows
          Three months ended October 31, 1996
          and October 31, 1995                                        3


      Notes to Consolidated Financial Statements                    4 - 5


      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 6 - 10


Part II.  OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                           12

                                 LTX CORPORATION

                                            CONSOLIDATED BALANCE SHEET
                                                   (Unaudited)
                                                  (In thousands)

                                                                     OCTOBER 31,    JULY 31,
                                                                        1996          1996
                                                                     -----------    --------

ASSETS
Current assets:
   Cash and equivalents                                               $ 53,897      $ 66,069
   Short-term investments                                                6,943         9,941
   Accounts receivable, net                                             41,948        46,201
   Inventories                                                          58,047        66,496
   Other current assets                                                  4,494         5,239
                                                                      --------      --------
     Total current assets                                              165,329       193,946

Property and equipment, net                                             38,701        37,880
Other assets                                                             3,476         3,493
                                                                      --------      --------
                                                                      $207,506      $235,319
                                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of
     long-term liabilities                                            $ 12,570      $ 12,395
   Accounts payable                                                     15,882        28,451
   Accrued expenses and restructuring charges                           12,975         9,052
   Unearned service revenues and customer advances                       6,087         6,429
                                                                      --------      --------
     Total current liabilities                                          47,514        56,327
                                                                      --------      --------
Long-term liabilities, less current portion                             17,578        16,645
Convertible subordinated debentures                                      7,308         7,308
Stockholders' equity:
   Common stock, $0.05 par value                                         1,801         1,800
   Additional paid-in capital                                          191,469       191,455
   Accumulated deficit                                                 (56,013)      (37,211)
   Less - treasury stock                                                (2,151)       (1,005)
                                                                      --------      --------
     Total stockholders' equity                                        135,106       155,039
                                                                      --------      --------
                                                                      $207,506      $235,319
                                                                      ========      ========





          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                               THREE MONTHS
                                                                   ENDED
                                                                OCTOBER 31,
                                                           --------------------
                                                             1996         1995
                                                           --------     -------

Net sales                                                  $ 44,666     $62,158

Cost of sales                                                31,347      38,728

Inventory provision for product line restructuring            9,250          --
                                                           --------     -------
     Gross margin                                             4,069      23,430

Engineering and product development expenses                  6,109       5,342

Selling, general and administrative expenses                 10,135      10,978

Product line restructuring costs                              6,750          --
                                                           --------     -------
     Income (loss) from operations                          (18,925)      7,110

Interest (income) expense, net                                 (123)        350
                                                           --------     -------
     Income (loss) before income taxes                      (18,802)      6,760

Provision for income taxes                                       --         214
                                                           --------     -------
         Net income (loss)                                 $(18,802)    $ 6,546
                                                           ========     =======

Fully diluted net income (loss) per share                  $  (0.53)    $  0.19

Weighted average shares                                      35,715      34,165




          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)
                                                  (In thousands)

                                                                               THREE MONTHS
                                                                                  ENDED
                                                                                OCTOBER 31,
                                                                         -------------------------
                                                                           1996              1995
                                                                         --------          -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                    $(18,802)         $ 6,546
       Add (deduct) non-cash items:
          Depreciation and amortization                                     2,711            2,677
          Exchange (gain) loss                                                (19)            (478)

    (Increase) decrease in:
          Accounts receivable                                               3,815              584
          Inventories                                                       8,449           (4,940)
          Other current assets                                                728             (110)
          Other assets                                                         17              (83)

    Increase (decrease) in:
          Accounts payable                                                (12,515)            (358)
          Accrued expenses and restructuring charges                        3,990             (692)
          Unearned service revenues and advances                             (342)            (686)
                                                                         --------          -------
       Net cash provided by (used in) operating activities                (11,968)           2,460
                                                                         --------          -------

CASH USED IN INVESTING ACTIVITIES:
    Expenditures for property and equipment, net                           (3,532)          (3,660)
    Maturities of held-to-maturity securities, net                          2,998               --
                                                                         --------          -------
       Net cash used in investing activities                                 (534)          (3,660)
                                                                         --------          -------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from stock purchase and option plans                              15              350
    Increase (decrease) in bank debt                                          (52)             659
    Payments of long-term debt                                               (164)            (116)
    Sale of Common Stock                                                       --           55,811
    Purchase of treasury stock                                             (1,146)              --
    Proceeds from lease financing                                           1,888               --
                                                                         --------          -------
       Net cash provided by financing activities                              541           56,704
                                                                         --------          -------

Effect of exchange rate changes on cash                                      (211)            (318)
                                                                         --------          -------
Net increase (decrease) in cash and equivalents                           (12,172)          55,186
Cash and equivalents at beginning of period                                66,069           29,183
                                                                         --------          -------
Cash and equivalents at end of period                                    $ 53,897          $84,369
                                                                         ========          =======

Supplemental Cash Flow Disclosures
    Cash paid during the period for:
       Interest                                                          $    427          $   470
       Income taxes                                                      $  1,533          $   180



          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1 .    The Company
            -----------
            LTX Corporation ("the Company") designs, manufactures, and markets automatic test equipment for the semiconductor industry that is used to test mixed signal, digital, linear and discrete semiconductor components. Headquartered in Westwood, Massachusetts, the Company has development and manufacturing facilities in Westwood, Massachusetts and San Jose, California and worldwide sales and service facilities to support its customer base.

     2 .    Summary of Significant Accounting Policies
            ------------------------------------------
            BASIS OF PRESENTATION
            The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K.

            REVENUE RECOGNITION
            Revenues from product sales and related warranty costs are recognized at the time of shipment. Service revenues are recognized over the applicable contractual periods or as services are performed. Revenues form engineering contracts are recognized over the contract period on a percentage of completion basis.

            NET INCOME (LOSS) PER SHARE
            Fully diluted net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents include shares issuable under stock option plans and warrants to purchase shares. None of the Company's Convertible Subordinated Debentures are common stock equivalents. Fully diluted net loss per share is based on the weighted average number of shares of common stock outstanding only, as the inclusion of common stock equivalents would be anti-dilutive.

            INVENTORIES
            Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead.
            Inventories consisted of the following at:

                                                 OCTOBER 31,     JULY 31,
                                                    1996           1996
                                                 -----------     --------
                                                      (In thousands)

                    Raw materials                  $11,975        $17,752
                    Work-in-process                 31,049         34,261
                    Finished goods                  15,023         14,483
                                                   -------        -------
                                                   $58,047        $66,496
                                                   =======        =======

                                 LTX CORPORATION

                                   (Unaudited)

     3 .    Recent Accounting Pronouncements
            --------------------------------
            The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS 121) effective August 1, 1996. The application of this new statement did not have a material effect on the results of operations or financial condition of the Company.

            In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which is effective for the Company's fiscal year ended July 31, 1997. FAS 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. The Company will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting standard for employee stock-based compensation under FAS 123, but will include the additional required disclosures in the fiscal year ended July 31, 1997 consolidated financial statments.

     4 .    Interest Expense and Income
            ---------------------------
            Interest expense and income were as follows:

                                                       Three Months
                                                           Ended
                                                        October 31,
                                                    --------------------
                                                     1996          1995
                                                    --------------------
                                                       (In thousands)

                   Expense                          $ 695         $ 662
                   Income                            (818)         (312)
                                                    -----         -----

                       Interest expense, net        $(123)        $ 350
                                                    =====         =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as a percentage of total net sales.


                                                PERCENTAGE OF NET SALES         PERCENTAGE
                                                      THREE MONTHS          INCREASE/(DECREASE)
                                                          ENDED                 THREE MONTHS
                                                       OCTOBER 31                   1996
                                                -----------------------             OVER
                                                 1996             1995              1995
                                                ------           ------      ------------------

Net sales                                        100.0%          100.0%            (28.1)%

Cost of sales                                     70.2            62.3             (19.1)

Inventory provision for product line
  restructuring                                   20.7              --             N/M
                                                 -----           -----

     Gross margin                                  9.1            37.7             (82.6)

Engineering and product
   development expenses                           13.7             8.6              14.4

Selling, general and
   administrative expenses                        22.7            17.7              (7.7)

Product line restructuring costs                  15.1              --             N/M
                                                 -----           -----
     Income (loss) from operations               (42.4)           11.4             N/M

Interest (income) expense, net                    (0.3)            0.6             N/M
                                                 -----           -----
     Income (loss) before income taxes           (42.1)           10.8             N/M

Provision for income taxes                          --             0.3             N/M
                                                 -----           -----
     Net income (loss)                           (42.1)%          10.5%            N/M
                                                 =====           =====

N/M - Not meaningful

Results of Operations:
---------------------

Three Months Ended October 31, 1996 Compared to the Three Months Ended October 31, 1995

  Net sales for the three months ended October 31, 1996 were $44.7 million as compared to $62.2 million in the same quarter in the prior year, a decrease of 28.1%. Shipments of the Company's Digital products were down most significantly in the current fiscal quarter as compared with the same quarter in the prior year. Weak seminconductor equipment industry conditions, which decreased the Company's level of business in the fourth quarter ended July 31, 1996, continued during the first quarter of the current fiscal year. Although the level of orders received in the first fiscal quarter were slightly higher than the preceding quarter ended July 31, 1996, they were below the level of shipments for the quarter.

  Excluding the inventory provision for product line restructuring, the gross profit margin was 29.8% of net sales in the three months ended October 31, 1996 as compared to 37.7% in the same quarter in the prior year. Although the Company took steps to significantly reduce its production capacity during the quarter, the gross profit margin was adversely affected by the relationship of fixed manufacturing costs to the much lower level of shipments. In addition, fixed costs associated with the Company's applications assistance and warranty support organizations also had an adverse affect on the gross profit margin as a percentage of net sales.

  On September 23, 1996, the Company announced a management change and appointed Roger Blethen, who had been one of the Company's two Presidents, its sole Chief Executive Officer. During October, the Company redirected its Digital product strategy to focus on functionally complex VLSI devices such as multimedia circuits, microcontrollers with embedded memory and "Systems-on-a-Chip". This new direction will emphasize sales of the recently introduced Delta/STE test system and future product development. Systems for this market will make use of the functional capabilities of the Company's Delta and Synchro product technologies. As a result of this new strategy, the Company restructured its Digital Products Division management team and took an inventory provision of $9.3 million for non-strategic products and additional charges of $6.7 million for cancelled non-strategic development projects and related equipment, future costs resulting from the change in product strategy and severance costs related to a workforce reduction. During the first quarter, the Company eliminated 180 positions, primarily in its manufacturing operations.

  Engineering and product development expenses were $6.1 million, or 13.7% of net sales, in the three months ended October 31, 1996, as compared to $5.3 million, or 8.6% of net sales, in the same quarter in the prior year. The increase in engineering and product development expenses reflects additional resources applied to product development programs for the Company's Synchro and Delta product lines

 Selling, general and administrative expenses were $10.1 million, or 22.7% of net sales, in the three months ended October 31, 1996, as compared to $11.0 million, or 17.7% of net sales, in the same quarter of the prior year. The decrease in selling, general and administrative expenses reflects lower variable compensation for sales commissions, as well as the absence of employee profit sharing and management bonuses in the current quarter. In addition, lower travel costs and a reduction in other discretionary spending contributed to the decline in selling, general and adminstrative expenses.

  Net interest income was $0.1 million in the three months ended October 31, 1996 as compared to net interest expense of $0.4 million in the same period in the prior year. The increase in interest income in the three months ended October 31, 1996 was a result of income generated by the proceeds from the sale of 5.25 million shares of the Company's common stock in October 1995.

  There was no tax provision in the three months ended October 31, 1996 due to the loss. In the three months ended October 31, 1995, the tax provision of $0.2 million reflected certain state and foreign tax provisions.

  The Company had a net loss for the three months ended October 31, 1996 of $2.8 million, excluding inventory and product line restructuring provisions, or $0.08 net loss per share, as compared to net income of $6.5 million, or $0.19 net income per share, in the same period of the prior year. Including the inventory provision of $9.3 million and the product line restructuring provision of $6.7 million, the total net loss for the three months ended October 31, 1996 was $18.8 million, or $0.53 net loss per share.

  Management believes that the current weak semiconductor equipment industry conditions will continue for the near term. These conditions will continue to adversely affect the Company's results of operations. The Company has reduced its workforce by 180 positions since July 31, 1996 and has taken additional steps to reduce discretionary spending and limit capital expenditures in fiscal 1997. In addition, the Company has redirected its digital product line strategy and has taken steps to consolidate its manufacturing operations.

Liquidity and Capital Resources:
-------------------------------
  Cash and short-term investments, combined, were $60.8 million at October 31, 1996 as compared to $76.0 million at July 31, 1996. During the three months ended October 31, 1996, the Company used $12.0 million in cash for operating activities and $3.5 million in cash in expenditures for propery and equipment.

  The $12.0 million of net cash used in operating activities was largely a result of the reduction in accounts payable during the quarter. Accounts payable were $15.9 million at October 31, 1996 as compared to $28.5 million at July 31, 1996. Accounts receivable of $42.0 million at October 31, 1996 was $4.2 million lower than July 31, 1996, although sales were $22.6 million lower in the first quarter of the current fiscal year as compared to the three months ended July 31, 1996. The Company's reliance on a higher level of book/ship business in the current quarter reduced its ability to ship evenly and, consequently, receivable collections were significantly lower. The decline in inventories from $66.5 million at July 31, 1996 to $58.0 million at October 31, 1996, primarily relates to the inventory provision for product line restructuring of $9.3 million. The increase in accrued expenses and restructuring charges largely relates to the $6.7 million charge for product line restructuring. Cash outlays relating to the product line restructuring charge were $0.5 million in the three months ended October 31, 1997.

  Additions for property and equipment were $3.5 million for the three months ended October 31, 1996 and exceeded depreciation charges of $2.7 million. Additions in the period included initial expenditures for a new management information system, which was funded through lease financing.

  The Company's Japanese subsidiary had bank borrowings of $7.8 million at October 31, 1996 as compared to $8.3 million at July 31, 1996. There were no borrowings outstanding under the Company's domestic bank line at October 31, 1996 or July 31, 1996.

  The Company purchased 0.3 million shares of its common stock, for $1.2 million, during the three months ended October 31, 1996 under its stock repurchase program that was announced in June 1996.

  Management believes that the Company has sufficient cash resources to meet its remaining fiscal 1997 requirements. These resources include cash and short-term investments of $60.8 million at October 31, 1996 together with future cash flows from operations.

Forward-looking Statements
--------------------------

The Company in this report makes, and may from time to time elsewhere make, disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such disclosures in this report include, without limitation, the Company's belief, under "Liquidity and Capital Resources", as to the adequacy of its cash resources. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement:

Cyclicality of Semiconductor Industry
-------------------------------------

  The Company's business is largely dependent upon the capital expenditures of semiconductor manufacturers. The semiconductor industry is highly cyclical and has historically experienced, and is currently experiencing, recurring periods of oversupply, which often have had a severely detrimental effect on such industry's demand for test equipment and could cause cancellations, reschedulings or reductions of customer orders. No assurance can be given that the Company's business and results of operations will not be materially adversely affected if the current weak market conditions continue for a prolonged period or if weak market conditions or changes in any particular market segments of the semiconductor industry occur in the future, especially if all of the market segments in which the Company participates experience downturns at the same time.

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

Importance of New Product Introductions
---------------------------------------

  The semiconductor test equipment ("STE") market is subject to rapid technological change and new product introductions, as well as advancing industry standards. The development of increasingly complex semiconductors and the utilization of semiconductors in a broader spectrum of products has driven the need for more advanced test systems to test such devices at an acceptable cost. The Company's ability to remain competitive in the digital, linear and mixed signal integrated circuit ("IC") and discrete component markets will depend upon its ability to successfully enhance existing test systems and develop new generations of test systems and to introduce these new products on a timely and cost-effective basis. The Company also has to manufacture its products in volume at a competitive price and on a timely basis to enable customers to integrate them into their operations as they begin to produce their next generation of semiconductors. The Company's failure to have a competitive test system available when required by a semiconductor manufacturer would make it substantially more difficult for the Company to sell test systems to that manufacturer for a number of years. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements. If new products have reliability or functionality problems, then reduced, cancelled or rescheduled orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty expense may result, which could reduce gross margins on new product sales and otherwise materially affect the Company's business and results of operations. The Company's newly introduced Delta/STE is subject to the risks associated with new product introductions, including the risk that reliability or functionality problems could increase expenses and reduce gross margins on new product sales. Furthermore, announcements by the Company or its competitors of new products could cause customers to defer or forego purchases of the Company's existing products, which would also adversely affect the Company's business and results of operations. There can be no assurance that the Company will be successful in the introduction and volume manufacture of its new products, that such introduction will coincide with the development by semiconductor manufacturers of their next generation semiconductors or that such products will satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business and results of operations.

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

                          PART II -- OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 27   Financial Data Schedule

           (b) There were no reports on Form 8-K filed during the three months ended October 31, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                       LTX Corporation

      Date:   December 5, 1996                         By:          /s/ Roger W. Blethen
             -----------------------                      -----------------------------------------------
                                                                      Roger W. Blethen
                                                             Chief Executive Officer and President

      Date:   December 5, 1996                         By:           /s/ John J. Arcari
             -----------------------                      -----------------------------------------------
                                                                       John J. Arcari
                                                                          Treasurer
                                                                   Chief Financial Officer
                                                                (Principal Financial Officer)

      Date:   December 5, 1996                         By:           /s/ Glenn W. Meloni
             -----------------------                      -----------------------------------------------
                                                                       Glenn W. Meloni
                                                                          Controller
                                                                 (Principal Accounting Officer)