Form 10-Q
period 1997-01-31
LTX CORP
filed 1997-03-13
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 1997
                                   ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

                         Commission File Number 0-10761

                                 LTX CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                           04-2594045
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          LTX Park at University Avenue, Westwood, Massachusetts 02090
          ------------------------------------------------------------
          (Address of Principal Executive Offices)          (Zip Code)


        Registrant's Telephone Number, Including Area Code (617) 461-1000
                                                           --------------

-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No
                                            ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                 Class                          Outstanding at February 28, 1997
---------------------------------------         --------------------------------
Common Stock, par value $0.05 per share                    35,372,958

                                 LTX CORPORATION

                                      INDEX


                                                                    Page Number

 Part I.   FINANCIAL INFORMATION

       Consolidated Balance Sheet                                         1
            January 31, 1997 and July 31, 1996

       Consolidated Statement of Operations
            Three months and six months ended
            January 31, 1997 and January 31, 1996                         2

       Consolidated Statement of Cash Flows
            Six months ended January 31, 1997
            and January 31, 1996                                          3

       Notes to Consolidated Financial Statements                       4 - 5

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    6 - 10


 Part II.  OTHER INFORMATION

       Item 4 - Submission of Matters to a Vote of Security Holders      11

       Item 6 - Exhibits and Reports on Form 8-K                         11



 SIGNATURES                                                              12

                                 LTX CORPORATION

                                             CONSOLIDATED BALANCE SHEET

                                                    (Unaudited)
                                         (In thousands, except share data)

                                                                       January 31,       July 31,
                                                                          1997             1996
                                                                       -----------       --------
ASSETS
Current assets:
  Cash and equivalents                                                  $ 58,958         $ 66,069
  Short-term investments                                                       -            9,941
  Accounts receivable, less allowances of $1,000 and $900                 35,527           46,201
  Inventories                                                             55,226           66,496
  Other current assets                                                     4,304            5,239
                                                                        --------         --------
    Total current assets                                                 154,015          193,946

Property and equipment, net                                               39,420           37,880
Other assets                                                               3,435            3,493
                                                                        --------         --------
                                                                        $196,870         $235,319
                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
    long-term liabilities                                               $ 11,063         $ 12,395
  Accounts payable                                                        14,047           28,451
  Accrued expenses and restructuring charges                               9,472            9,052
  Unearned service revenues and customer advances                          5,301            6,429
                                                                        --------         --------
    Total current liabilities                                             39,883           56,327

Long-term liabilities, less current portion                               15,622           16,645
Convertible subordinated debentures                                        7,308            7,308
Stockholders' equity:
  Common stock, $0.05 par value                                            1,814            1,800
  Additional paid-in capital                                             192,236          191,455
  Accumulated deficit                                                    (55,632)         (37,211)
  Less - Treasury stock at cost
        (947,500 and 200,000 shares)                                      (4,361)          (1,005)
                                                                        --------         --------
    Total stockholders' equity                                           134,057          155,039
                                                                        --------         --------
                                                                        $196,870         $235,319
                                                                        ========         ========






          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                    (Unaudited)
                                      (In thousands, except per share amounts)



                                                              Three Months                      Six Months
                                                                  Ended                            Ended
                                                               January 31,                      January 31,
                                                         -----------------------         -------------------------
                                                           1997            1996            1997             1996
                                                         -------         -------         --------         --------

Net sales                                                $46,783         $65,054         $ 91,449         $127,212

Cost of sales                                             32,249          39,007           63,596           77,735

Inventory provision for product line restructuring             -               -            9,250                -
                                                         -------         -------         --------         --------
        Gross profit                                      14,534          26,047           18,603           49,477

Engineering and product development
   expenses                                                5,330           5,649           11,439           10,991

Selling, general and administrative expenses               8,861          11,510           18,996           22,488

Product line restructuring costs                               -               -            6,750                -
                                                         -------         -------         --------         --------
        Income (loss) from operations                        343           8,888          (18,582)          15,998

Interest (income) expense, net                               (38)           (237)            (161)             113
                                                         -------         -------         --------         --------

        Income (loss) before income taxes                    381           9,125          (18,421)          15,885

Provision for income taxes                                     -             380                -              594
                                                         -------         -------         --------         --------
        Net income (loss)                                $   381         $ 8,745         $(18,421)        $ 15,291
                                                         =======         =======         ========         ========

Fully diluted net income (loss)
   per share                                             $  0.01         $  0.23         $  (0.52)        $   0.42

Weighted average shares                                   36,746          37,626           35,173           36,106









          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    (Unaudited)
                                                   (In thousands)
                                                                                  Six Months
                                                                                     Ended
                                                                                  January 31,
                                                                          --------------------------
                                                                            1997              1996
                                                                          --------          --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                      $(18,421)         $ 15,291
      Add (deduct) non-cash items:
        Depreciation and amortization                                        5,275             5,239
        Exchange (gain) loss                                                  (157)             (503)
   (Increase) decrease in:
        Accounts receivable                                                  9,978           (11,678)
        Inventories                                                         11,270            (8,606)
        Other current assets                                                   896            (1,041)
        Other assets                                                            58               (26)
   Increase (decrease) in:
        Accounts payable                                                   (14,314)              994
        Accrued expenses and restructuring charges                             540            (2,526)
        Unearned service revenues and customer advances                     (1,128)            2,471
                                                                          --------          --------
      Net cash used in operating activities                                 (6,003)             (385)
                                                                          --------          --------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchases of held-to-maturity securities                                      -            (9,889)
   Sale of held-to-maturity securities                                       9,941                 -
   Expenditures for property and equipment, net                             (6,815)           (9,474)
                                                                          --------          --------
      Net cash provided by (used in) investing activities                    3,126           (19,363)
                                                                          --------          --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                            -            55,797
   Proceeds from stock purchase and option plans                               795             1,164
   Increase (decrease) in bank debt                                         (1,386)            1,682
   Payments of long-term debt                                               (2,387)             (279)
   Proceeds from lease financing                                             2,435                 -
   Purchase of treasury stock                                               (3,356)                -
                                                                          --------          --------
      Net cash provided by (used in) financing activities                   (3,899)           58,364
                                                                          --------          --------

Effect of exchange rate changes on cash                                       (335)             (553)
                                                                          --------          --------
Net increase (decrease) in cash and equivalents                             (7,111)           38,063
Cash and equivalents at beginning of period                                 66,069            29,183
                                                                          --------          --------
      Cash and equivalents at end of period                               $ 58,958          $ 67,246
                                                                          ========          ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for:
      Interest                                                            $  1,368          $  1,340
      Income taxes                                                           1,807               400


          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. The Company
   -----------
   LTX Corporation (the "Company") designs, manufactures, and markets automatic test equipment for the semiconductor industry that is used to test mixed signal, digital, linear and discrete semiconductor components. Headquartered in Westwood, Massachusetts, the Company has development and manufacturing facilities in Westwood, Massachusetts and San Jose, California and worldwide sales and service facilities to support its customer base.

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

   Inventories
   Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                         January 31,      July 31,
                                             1997           1996
                                         -----------      --------
                                               (In thousands)

           Raw materials                   $13,777        $17,752
           Work-in-process                  28,837         34,261
           Finished goods                   12,612         14,483
                                           -------        -------

                                           $55,226        $66,496
                                           =======        =======

                                 LTX CORPORATION

                                   (Unaudited)


3.    Recent Accounting Pronouncements
      --------------------------------
      The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" (FAS 121) effective August 1, 1996. The application of this new statement did not have a material effect on the results of operations or financial condition of the Company.

      In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which is effective for the Company's fiscal year ended July 31, 1997. FAS 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. The Company will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting standard for employee stock-based compensation under FAS 123, but will include the additional required disclosures in the fiscal year ended July 31, 1997 consolidated financial statements.

4.    Interest Expense and Income
      ---------------------------
      Interest expense and income were as follows:
                               Three Months                 Six Months
                                  Ended                       Ended
                                January 31,                 January 31,
                            --------------------       ----------------------
                              1997           1996         1997          1996
                              -----         -----       -------        -------
                                         (In thousands)
Expense                      $ 675          $ 603       $ 1,370        $ 1,265
Income                        (713)          (840)       (1,531)        (1,152)
                             -----          -----       -------        -------
Interest (income) expense,
  net                        $ (38)         $(237)      $  (161)       $   113
                             =====          =====       =======        =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.


                                                     Percentage of Net Sales                         Percentage
                                         -----------------------------------------------        Increase/(Decrease)
                                              Three Months               Six Months          ------------------------
                                                Ended                      Ended             Three Months  Six Months
                                              January 31,                January 31,            1997          1997
                                         --------------------       --------------------        Over          Over
                                          1997          1996         1997          1996         1996          1996
                                         ------        ------       ------        ------     ---------     ----------

Net sales                                100.0%        100.0%       100.0%        100.0%       (28.1)%       (28.1)%

Cost of sales                             68.9          60.0         69.6          61.1        (17.3)        (18.2)

Inventory provision for product line
     restructuring                           -             -         10.1             -          N/A           N/M
                                         -----         -----        -----         -----

     Gross profit                         31.1          40.0         20.3          38.9        (44.2)        (62.4)

Engineering and product
     development expenses                 11.4           8.7         12.5           8.6         (5.6)          4.1

Selling, general and
     administrative expenses              18.9          17.6         20.7          17.7        (23.0)        (15.5)

Product line restructuring costs             -             -          7.4             -          N/A           N/M
                                         -----         -----        -----         -----

     Income (loss) from operations         0.8          13.7        (20.3)         12.6        (96.1)          N/M

Interest (income) expense, net               -          (0.3)        (0.2)            -        (84.0)          N/M
                                         -----         -----        -----         -----

     Income (loss) before income
       taxes                               0.8          14.0        (20.1)         12.6        (95.8)          N/M

Provision for income taxes                   -           0.6            -           0.5          N/M           N/M
                                         -----         -----        -----         -----

     Net income (loss)                     0.8%         13.4%       (20.1)%        12.1%       (95.6)%         N/M
                                         =====         =====        =====         =====


     N/A - Not Applicable
     N/M - Not Meaningful

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales for the three months ended January 31, 1997, were $46.8 million as compared to $65.1 million in the same quarter of the prior year. For the six months ended January 31, 1997, net sales were $91.4 million as compared to $127.2 million for the same period of the prior year. The year-to-year reduction in sales reflects the continuing weak semiconductor equipment industry conditions. The Company's mixed signal test equipment and digital test equipment sales have both been adversely affected by the decline in demand by semiconductor manufacturers for new equipment. Although sales were 28% lower in the current fiscal year, for both comparative periods, the Company's order rate improved sequentially in the three months ended January 31, 1997. The sequential improvement in orders allowed the Company to increase its shipments in the three months ended January 31, 1997, over the three months ended October 31, 1996.

  Gross profit was 31.1% of net sales for the three months ended
January 31, 1997, as compared to 40.0% for the three months ended January 31, 1996. For the six months ended January 31, 1997, gross profit, excluding the inventory provision for product line restructuring, was 30.4% as compared to 38.9% for the six months ended January 31, 1996. In the current fiscal year, the gross profit has been adversely affected as a result of the proportionately higher costs associated with maintaining the Company's applications assistance and warranty support organizations and fixed manufacturing costs relative to the lower sales levels.

  For the six months ended January 31, 1997, the gross profit was reduced by a $9.3 million inventory provision, associated with non-strategic Digital products. In addition, the Company took a charge of $6.7 million in the three months ended October 31, 1996, relating to the cancellation of non-strategic Digital development projects, future costs associated with the Company's redirection of its Digital product strategy and severance costs associated with a workforce reduction.

  Engineering and product development expenses were $5.3 million, or 11.4% of net sales, in the three months ended January 31, 1997, as compared to $5.6 million, or 8.7% of net sales, in the three months ended January 31, 1996. For the six months ended January 31, 1997, engineering and product development expenses were $11.4 million, or 12.5% of net sales, as compared to $11.0 million, or 8.6% of net sales, in the six months ended January 31, 1996. For the comparative six month periods, the Company has continued to maintain its investment in product development programs, largely related to its Synchro and Delta/STE test systems.

  Selling, general and administrative expenses were $8.9 million, or 18.9% of net sales, in the three months ended January 31, 1997, as compared to $11.5 million, or 17.6% of net sales, in the three months ended January 31, 1996. For the six months ended January 31, 1997, selling, general and administrative expenses were $19.0 million, or 20.7% of net sales, as compared to $22.5 million, or 17.7% of net sales, in the six months ended January 31, 1996. The significant reduction in selling, general and administrative expenses is a result of the combination of lower variable selling costs, reduced discretionary spending, a holiday vacation shutdown, as well as reduced variable compensation in the current fiscal year.

There was no tax provision in the three months or six months ended January 31, 1997 as a result of the cumulative loss for the period.

  The higher level of shipments, combined with the reduction in operating expenses, produced a net profit of $0.4 million, or $0.01 per share, in the three months ended January 31, 1997. In the preceding three months ended October 31, 1996, the Company had a loss from operations, excluding inventory and restructuring provisions, of $2.8 million, or $0.08 per share. The total net loss, including inventory and restructuring provisions, was $18.8 million, or $0.53 per share.

  Management believes that the on-going weak semiconductor equipment industry conditions will continue for the near term. These conditions will continue to adversely affect the Company's results of operations. In the near term, lower than anticipated order levels or lengthy customer delivery requirements would have an adverse affect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were $59.0 million at January 31, 1997, as compared to $76.0 million for cash and short-term investments, combined, at July 31, 1996. The reduction in cash and short-term investments of $17.0 million for the six months ended January 31, 1997, was a result of $6.0 million of net cash used in operating activities, $6.8 million of cash used for property and equipment additions, $3.9 million of net cash used in financing activities and $0.3 million for the effect of exchange rate changes on cash.

  The $6.0 million of net cash used in operating activities was largely a result of the reduction in accounts payable during the period of $14.3 million and the loss for the period before inventory and restructuring charges of $2.4 million, partially offset by a reduction in accounts receivable of $10.0 million. The lower level of accounts receivable at January 31, 1997, as compared to July 31, 1996, reflects the sales level of $46.8 million in the three months ended January 31, 1997, as compared to $67.3 million in the three months ended July 31, 1996. Inventories of $55.2 million at January 31, 1997, were $11.3 million lower than July 31, 1996. The reduction in inventories during the six month period includes the inventory provision of $9.3 million for product line restructuring. Cash outlays relating to the first quarter provision for restructuring charges in the six months ended January 31, 1997, were $1.0 million.

  Property and equipment additions were $6.8 million in the six months ended January 31, 1997, and exceeded depreciation charges of $5.1 million. Additions during the six month period included expenditures for a new management information system, which is funded through lease financing, as well as well as systems and spares required for product development and customer support.

  The Company's Japanese subsidiary reduced its bank borrowings to $6.1 million at January 31, 1997, as compared to $8.3 million at July 31, 1996. A long term note payable was reduced by the Company's initial $2.0 million semi-annual principal payment made in January. During the six months ended January 31, 1997, the Company repurchased an additional 747,500 shares of the Company's common stock at a cost of $3.4 million.

  Management believes that the Company has sufficient cash resources to meet its remaining fiscal 1997 cash requirements. These resources include cash balances of $59.0 million together with future cash flows from operations.

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

Acquisitions
------------

  The Company from time to time may acquire technologies, product lines or businesses that are complementary to those of the Company. There can be no assurance that the Company will be able to successfully negotiate financing or integrate such acquired technologies, product lines or businesses. Furthermore, the integration of an acquired company or business may cause a diversion of management time and resources. There can be no assurance that a given acquisition, if consummated, would not materially adversely affect the Company.

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

                          PART II -- OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Stockholders on December 10, 1996.

          (b) Stockholders elected Messrs. Graham C. C. Miller and Robert E. Moore as Class I Directors to serve additional terms of three years. Messrs. Roger W. Blethen and Roger J. Maggs continued to serve as Class II Directors, with their terms of office expiring at the 1997 Annual Meeting of Stockholders. Messrs. Jacques Bouyer and Samuel Rubinovitz continued to serve as Class III Directors, with their terms of office expiring at the 1998 Annual Meeting of Stockholders.

          (c) Matters voted upon and the results of the voting were as follows:

                    1) Stockholders voted 31,142,182 shares FOR and 927,874
                       shares WITHHELD from the election of Graham C. C. Miller as a Class I Director. Stockholders voted 31,562,139 shares FOR and 507,917 shares WITHHELD from the election of Robert E. Moore as a Class I Director.

                    2) Stockholders voted 26,914,873 shares FOR; 4,232,331
                       shares AGAINST; 255,598 shares ABSTAINED and 667,254 shares were BROKER NON-VOTES regarding the vote to amend the 1990 Stock Option Plan to provide that the vesting of nonstatutory options issued under the Plan is accelerated upon a "change of control" as defined in the Plan.


                    3) Stockholders voted 29,751,693 shares FOR; 1,435,707
                       shares AGAINST; 215,402 shares ABSTAINED and 667,254 shares were BROKER NON-VOTES regarding the vote to amend the 1990 Stock Option Plan to provide that options granted in the future be exercisable for two years after termination of employment in the event employment of the optionee terminates as a result of death or disability.


Item 6.   Exhibits and Reports on Form 8-K

          (a) (i) Exhibit 10 - Material Contracts -- LTX Corporation 1990 Stock Option Plan

              (ii) Exhibit 27 - Financial Data Schedules

          (b) There were no reports on Form 8-K filed during the three months ended January 31, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LTX Corporation



      Date:   March 12, 1997             By:      /s/ Roger W. Blethen
            ---------------------          -------------------------------------
                                                   Roger W. Blethen
                                         Chief Executive Officer and President



      Date:   March 12, 1997             By:       /s/ John J. Arcari
            ---------------------          -------------------------------------
                                                    John J. Arcari
                                                       Treasurer
                                                Chief Financial Officer
                                             (Principal Financial Officer)



      Date:   March 12, 1997             By:      /s/ Glenn W. Meloni
            ---------------------          -------------------------------------
                                                   Glenn W. Meloni
                                                     Controller
                                            (Principal Accounting Officer)