Form 10-Q
period 1997-04-30
LTX CORP
filed 1997-06-06
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT of 1934

     For the quarterly period ended    April 30, 1997
                                       -----------------------------------------

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT of 1934



     For the transition period from ____________________ to ____________________


                         Commission File Number   0-10761
                                                  -------

                                 LTX CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


   MASSACHUSETTS                                      04-2594045
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


LTX Park at University Avenue, Westwood, Massachusetts                   02090
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Are Code  (617) 461-1000
                                                   -----------------------------


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     Yes   X   No
                                                 -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at May 23, 1997
---------------------------------------            ---------------------------
Common Stock, par value $0.05 per share                    35,475,365

                                 LTX CORPORATION

                                      INDEX


                                                               Page Number

Part I.   FINANCIAL INFORMATION

     Consolidated Balance Sheet                                       1
       April 30, 1997 and July 31, 1996


     Consolidated Statement of Operations
       Three months and nine months ended
       April 30, 1997 and April 30, 1996                              2


     Consolidated Statement of Cash Flows
       Nine months ended April 30, 1997
       and April 30, 1996                                             3


     Notes to Consolidated Financial Statements                   4 - 5


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations               6 - 10



Part II.  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                       11



SIGNATURES                                                           12

                                 LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                        (In thousands, except share data)

                                                                April 30,    July 31,
                                                                  1997        1996
                                                                --------     --------
ASSETS
Current assets:

  Cash and equivalents                                          $ 61,891     $ 66,069
  Short-term investments                                              --        9,941
  Accounts receivable, less allowances of $1,024 and $900         36,812       46,201
  Inventories                                                     56,542       66,496
  Other current assets                                             4,998        5,239
                                                                --------     --------
     Total current assets                                        160,243      193,946

Property and equipment, net                                       40,789       37,880
Other assets                                                       3,445        3,493
                                                                --------     --------
                                                                $204,477     $235,319
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
   long-term liabilities                                        $ 10,849     $ 12,395
  Accounts payable                                                20,864       28,451
  Accrued expenses and restructuring charges                      11,055        9,052
  Unearned service revenues and customer advances                  4,057        6,429
                                                                --------     --------
     Total current liabilities                                    46,825       56,327

Long-term liabilities, less current portion                       15,345       16,645
Convertible subordinated debentures                                7,308        7,308
Stockholders' equity:
  Common stock, $0.05 par value                                    1,819        1,800
  Additional paid-in capital                                     192,456      191,455
  Accumulated deficit                                            (54,915)     (37,211)
  Less - Treasury stock at cost (947,500 and 200,000 shares)      (4,361)      (1,005)
                                                                --------     --------
     Total stockholders' equity                                  134,999      155,039
                                                                --------     --------
                                                                $204,477     $235,319
                                                                ========     ========


          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          Three Months               Nine Months
                                                             Ended                      Ended
                                                            April 30,                  April 30,
                                                       -------------------      ----------------------
                                                        1997        1996          1997          1996
                                                       -------     -------      --------      --------

Net sales                                              $49,497     $71,979      $140,946      $199,191

Cost of sales                                           33,307      42,852        96,903       120,587

Inventory provision for product line restructuring          --          --         9,250            --
                                                       -------     -------      --------      --------

    Gross profit                                        16,190      29,127        34,793        78,604

Engineering and product development expenses             5,761       5,950        17,200        16,941

Selling, general and administrative expenses             9,586      12,219        28,582        34,707

Product line restructuring costs                            --          --         6,750            --
                                                       -------     -------      --------      --------

    Income (loss) from operations                          843      10,958       (17,739)       26,956

Interest (income) expense, net                               7        (150)         (154)          (37)
                                                       -------     -------      --------      --------

    Income (loss) before income taxes                      836      11,108       (17,585)       26,993

Provision for income taxes                                 119         517           119         1,111
                                                       -------     -------      --------      --------

    Net income (loss)                                  $   717     $10,591      $(17,704)     $ 25,882
                                                       =======     =======      ========      ========

Fully diluted net income (loss) per share              $  0.02     $  0.28      $  (0.50)     $   0.70

Weighted average shares                                 36,945      37,702        35,432        36,614









          See accompanying Notes to Consolidated Financial Statements.

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)
                                                               Nine Months
                                                                  Ended
                                                                 April 30,
                                                           ----------------------
                                                             1997          1996
                                                           --------      --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

 Net income (loss)                                         $(17,704)     $ 25,882
   Add (deduct) non-cash items:
    Depreciation and amortization                             7,963         7,923
    Exchange (gain) loss                                       (154)         (456)
 (Increase) decrease in:
    Accounts receivable                                       8,470       (12,452)
    Inventories                                               9,954       (12,696)
    Other current assets                                        209          (763)
    Other assets                                                 48           (22)
 Increase (decrease) in:
    Accounts payable                                         (7,438)        4,173
    Accrued expenses and restructuring charges                2,173        (1,635)
    Unearned service revenues and customer advances          (2,372)        1,435
                                                           --------      --------
   Net cash provided by operating activities                  1,149        11,389
                                                           --------      --------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Purchases of held-to-maturity securities                        --       (22,863)
 Sale of held-to-maturity securities                          9,941            --
 Expenditures for property and equipment, net               (10,872)      (16,190)
                                                           --------      --------
   Net cash used in investing activities                       (931)      (39,053)
                                                           --------      --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Proceeds from sale of common stock                              --        55,797
 Proceeds from stock purchase and option plans                1,020         1,212
 Increase (decrease) in bank debt                            (1,306)        1,850
 Payments of long-term debt                                  (2,667)         (306)
 Proceeds from lease financing                                2,435            --
 Purchase of treasury stock                                  (3,356)           --
                                                           --------      --------
   Net cash provided by (used in) financing activities       (3,874)       58,553
                                                           --------      --------

Effect of exchange rate changes on cash                        (522)         (581)
                                                           --------      --------
Net increase (decrease) in cash and equivalents              (4,178)       30,308
Cash and equivalents at beginning of period                  66,069        29,183
                                                           --------      --------
   Cash and equivalents at end of period                   $ 61,891      $ 59,491
                                                           ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid during the period for:
   Interest                                                $  1,742      $  1,809
   Income taxes                                               1,951           608



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

     Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                          April 30, July 31,
                                            1997      1996
                                           -------   -------
                                             (In thousands)

                  Raw materials            $14,438   $17,752
                  Work-in-process           27,233    34,261
                  Finished goods            14,871    14,483
                                           -------   -------

                                           $56,542   $66,496
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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) which is effective for periods ending after December 15, 1997. FAS 128 requires the presentation of basic earnings per share (EPS) and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The pro-forma effect of this accounting change on the April 30, 1997 and April 30, 1996 previously reported EPS data is as follows:


                                          Three Months          Nine Months
                                            Ended                  Ended
                                           April 30,              April 30,
                                        ---------------       ----------------
     Per share amounts                  1997      1996         1997      1996
                                        -----     -----       ------     -----
     Primary EPS as reported            $0.02     $0.28       $(0.50)    $0.70
        Effect of FAS 128                   -     $0.02            -     $0.07
                                        -----     -----       ------     -----
     Basic EPS                          $0.02     $0.30       $(0.50)    $0.77

     Fully Dibuted EPS as reported      $0.02     $0.28       $(0.50)    $0.70
        Effect of FAS 128                   -         -            -     $0.01
                                        -----     -----       ------     -----
     Diluted EPS                        $0.02     $0.28       $(0.50)    $0.71


4.   Interest Expense and Income
     ---------------------------
     Interest expense and income were as follows:

                                            Three Months         Nine Months
                                               Ended                Ended
                                              April 30,           April 30,
                                           --------------      ---------------
                                           1997     1996        1997      1996
                                           ----     -----      -----      ----
                                                     (In thousands)
          Expense                          $642     $ 651     $2,012    $1,916
          Income                           (635)     (801)    (2,166)   (1,953)
                                           ----     -----     ------    ------

     Interest (income) expense, net        $  7     $(150)     ($154)     ($37)
                                           ====     =====     ======    ======


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.


                                                Percentage of Net Sales                       Percentage
                                         -------------------------------------            Increase/(Decrease)
                                          Three Months           Nine Months           -------------------------
                                             Ended                 Ended               Three Months  Nine Months
                                            April 30,             April 30,               1997          1997
                                         ---------------      ----------------            Over          Over
                                         1997      1996       1997       1996             1996          1996
                                         -----     -----      -----      -----         -----------   -----------

Net sales                                100.0%    100.0%     100.0%     100.0%            (31.2)%    (29.2)%

Cost of sales                             67.3      59.5       68.7       60.5             (22.3)     (19.6)

Inventory provision for product line        --       --         6.6         --               N/A        N/M
    restructuring
                                         -----     -----      -----      -----
    Gross profit                          32.7      40.5       24.7       39.5             (44.4)     (55.7)

Engineering and product
    development expenses                  11.6       8.3       12.2        8.5              (3.2)       1.5

Selling, general and
    administrative expenses               19.4      17.0       20.3       17.5             (21.5)     (17.6)

Product line restructuring costs            --        --        4.8         --               N/A        N/M
                                         -----     -----      -----      -----

    Income (loss) from operations          1.7      15.2      (12.6)      13.5             (92.3)       N/M

Interest (income) expense, net              --      (0.2)      (0.1)      (0.1)              N/M        N/M
                                         -----     -----      -----      -----

    Income (loss) before income taxes      1.7      15.4      (12.5)      13.6             (92.5)       N/M

Provision for income taxes                 0.3       0.7        0.1        0.6             (77.0)       N/M
                                         -----     -----      -----      -----

    Net income (loss)                      1.4%     14.7%     (12.6)%    13.0%             (93.2)%      N/M
                                         =====     =====      =====      =====


    N/A - Not Applicable
    N/M - Not Meaningful

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  Net sales for the three months ended April 30, 1997 were $49.5 million as compared to $72.0 million in the same quarter of the prior year. For the nine months ended April 30, 1997, net sales were $140.9 million as compared to $199.2 million in the same period of the prior year. On a comparative basis, sales have declined about 30%, for both the three month and nine month periods. The reduction in sales largely reflects the weak demand for semiconductor test equipment which the Company has experienced for the past twelve months. However, orders improved sequentially in the three months ended April 30, 1997, which enabled the Company to increase sales 6% over the preceding three month period.

  Gross margin was 32.7% of net sales for the three months ended April 30, 1997 as compared to 40.5% in the same quarter of the prior year. For the nine months ended April 30, 1997, gross margin was 31.3% of sales, excluding an inventory provision for product line restructuring, as compared to 39.5% of sales in the same period of the prior year. In the current fiscal year, gross margin has been adversely affected by the lower level of sales relative to fixed manufacturing costs and relative to the cost of the Company's applications assistance and warranty support organizations. As a result of a combination of increased shipments and reductions in manufacturing costs, initiated in the first half of fiscal 1997, the Company's gross margin improved sequentially from 31.1% of sales for the three months ended January 31, 1997 to 32.7% for the three months ended April 30, 1997.

  For the nine months ended April 30, 1997, the Company's gross margin was reduced by a $9.3 million inventory provision related to non-strategic Digital products. In addition to the inventory provision, the Company also took a charge of $6.7 million for the cancellation of non-strategic Digital development projects, future costs associated with the Company's redirection of its Digital product strategy and severance costs related to a workforce reduction. These provisions were included in the Company's results of operations for the three months ended October 31, 1996.

  Engineering and product development expenses were $5.8 million, or 11.6% of net sales, as compared to $6.0 million, or 8.3% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 1997, engineering and product development expenses were $17.2 million, or 12.2% of net sales, as compared to $16.9 million, or 8.5% of net sales, in the same period of the prior year. Engineering expenditures have remained at essentially the same level year-to-year, reflecting the Company's commitment to maintaining its investment in strategic product development programs for its system-on-a-chip test system.

  Selling, general and administrative expenses were $9.6 million, or 19.4% of net sales, in the three months ended April 30, 1997, as compared to $12.2 million, or 17.0% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 1997, selling, general and administrative expenses were $28.6 million, or 20.3% of net sales, as compared to $34.7 million, or 17.5% of net sales, in the same period of the prior year. The reduction in selling, general and administrative expenses is largely a result of a combination of lower variable selling costs and variable compensation, reduced discretionary spending, as well as a workforce reduction and holiday vacation shutdown in the first half of the fiscal year.

  For the three months ended April 30, 1997, interest expense and interest income were approximately equal. For the three months ended April 30, 1996, net interest income was $0.2 million. For the nine months ended April 30, 1997, net interest income was $0.2 million as compared to less than $0.1 million in the same period of the prior year. The lower level of net interest income in the three months ended April 30, 1997 is a result of lower average cash balances during the period as compared to the same quarter of the prior year.

  The tax provision of $0.1 million in the three months ended April 30, 1997 reflects certain state and foreign tax provisions. For most of the Company's tax jurisdictions, the Company has net operating loss carryforwards to offset current taxable income.

  As a result of the 6% increase in shipments and the improvement in gross margin, the Company increased its net profit sequentially from $0.4 million, or $0.01 per share, in the three months ended January 31, 1997, to $0.7 million, or $0.02 per share, in the three months ended April 30, 1997. For the three months ended April 30, 1996, net income was $10.6 million, or $0.28 per share. For the nine months ended April 30, 1997, the net loss, before the inventory provision and product line restructuring charge, was $1.7 million, or $0.05 per share, as compared to net income of $25.9 million, or $0.70 per share, in the same period of the prior year. The total net loss for the nine months ended April 30, 1997 was $17.7 million, or $0.50 per share.

  Until semiconductor equipment industry conditions improve considerably, the Company's ability to maintain profitable operations in the near-term will continue to depend on obtaining the required level of shippable orders to meet its quarterly sales objectives. The Company's results of operations would be adversely affected if it were to experience lower than anticipated order levels or extended customer delivery requirements.


LIQUIDITY AND CAPITAL RESOURCES

  Cash and equivalents were $61.9 million at April 30, 1997 as compared to $76.0 million of cash and short-term investments at July 31, 1996. The reduction in cash and short-term investments of $14.1 million in the nine months ended April 30, 1997 was the net result of $1.1 million of net cash provided by operations, $10.9 million of net cash used for property and equipment expenditures, $3.9 million of net cash used in financing activities as well as the $0.5 million effect on cash for changes in exchange rates.

  The decrease of $8.5 million in accounts receivable was largely a result of the lower level of sales in the three months ended April 30, 1997 as compared to the level of sales in the three months ended July 31, 1996. The decrease of $10.0 million in inventories in the nine months ended April 30, 1997 was primarily a result of the inventory provision for product line restructuring of $9.3 million in the first three months of the fiscal year. The decrease in accounts payable of $7.4 million in the nine months ended April 30, 1997 was largely a result of the lower level of inventory purchases during this period relative to the level of inventory purchases in the three month period ending July 31, 1996.

  Property and equipment additions were $10.9 million in the nine months ended April 30, 1997 and exceeded depreciation charges of $8.0 million. Additions during this period included a new management information system, which is being funded through lease financing, as well as test systems and spare modules needed for the Company's product development programs and customer support requirements.

  The Company's Japanese subsidiary's bank borrowings were $5.9 million at April 30, 1997 as compared to $8.3 million at July 31, 1996. Payment of long-term debt of $2.7 million in the nine months ended April 30, 1997 included the first $2.0 million semi-annual sinking fund payment on a $20.0 million long-term note at 8%. During the first six months of the current fiscal year, the Company repurchased 747,500 shares of its common stock at a cost of $3.4 million.

  Management believes that the Company has sufficient cash resources to meet its future cash requirements. These resources include cash balances of $61.9 million, together with future cash flows from operations.

FORWARD-LOOKING STATEMENTS

The Company in this report makes, and may from time to time elsewhere make, disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such disclosures in this report include, without limitation, the Company's belief, under "Liquidity and Capital Resources," as to the adequacy of its cash resources. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement:

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

                          PART II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  (i)   Exhibit 13 - Selected Financial Data

               (ii)  Exhibit 27 - Financial Data Schedule


          (b) There were no reports on Form 8-K filed during the three months ended April 30, 1997.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LTX Corporation



Date:  June 2, 1997                  By: /s/ Roger W. Blethen
       ------------                      ---------------------------------------
                                         Roger W. Blethen
                                         Chief Executive Officer and President



Date:  June 2, 1997                  By: /s/ John J. Arcari
       ------------                      ---------------------------------------
                                         John J. Arcari
                                         Treasurer
                                         Chief Financial Officer
                                         (Principal Financial Officer)



Date:  June 2, 1997                  By: /s/ Glenn W. Meloni
       ------------                      ---------------------------------------
                                         Glenn W. Meloni
                                         Controller
                                         (Principal Accounting Officer)