Form 10-K405
period 1997-07-31
LTX CORP
filed 1997-10-29
CIK 357020

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1997
                                       OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                          COMMISSION FILE NO. 0-10761
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                             ON WHICH REGISTERED
                 -------------------                            ---------------------
                                            None
       ------------------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.05 PER SHARE
              7 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on October 1, 1997 was $266,668,404.

Number of shares outstanding of each of the issuer's classes of Common Stock as of October 1, 1997:

          Common Stock, Par Value $0.05 Per Share, 36,788,728 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT IN CONNECTION WITH ITS 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K REPORT. THE COMPENSATION COMMITTEE REPORT AND STOCK PERFORMANCE GRAPH OF THE REGISTRANT'S PROXY STATEMENT ARE EXPRESSLY NOT INCORPORATED HEREIN BY REFERENCE.

     PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDING JULY 31, 1997 (THE "1997 ANNUAL REPORT") ARE INCORPORATED BY REFERENCE INTO PART II AND PART IV. EXCEPT AS OTHERWISE SPECIFICALLY INCORPORATED HEREIN BY REFERENCE IN THIS FORM 10-K REPORT, THE 1997 ANNUAL REPORT IS NOT DEEMED FILED AS PART OF THIS FORM 10-K REPORT.

================================================================================

                                LTX CORPORATION

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I
  Item 1.  Business Overview...........................................................   1
           Industry Background.........................................................   1
           Company Strategy............................................................   2
           Products and Markets........................................................   3
           Linear/Mixed Signal Products................................................   4
           Digital Products............................................................   5
           Discrete Products...........................................................   6
           Service.....................................................................   6
           Sales and Distribution......................................................   6
           Customers...................................................................   7
           Engineering and Product Development.........................................   7
           Manufacturing and Supply....................................................   7
           Competition.................................................................   7
           Backlog.....................................................................   8
           Proprietary Rights..........................................................   8
           Executive Officers of the Company...........................................   8
           Employees...................................................................   9
           Environmental Affairs.......................................................   9
  Item 2.  Properties..................................................................   9
  Item 3.  Legal Proceedings...........................................................   9
  Item 4.  Submission of Matters to a Vote of Security Holders.........................  10

PART II
  Item 5.  Market Value for the Registrant's Common Stock and Related Security Holder
           Matters.....................................................................  10
  Item 6.  Selected Consolidated Financial Data........................................  10
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................  10
  Item 8.  Financial Statements and Supplementary Data.................................  11
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................  12

PART III
  Item 10. Directors and Executive Officers of the Registrant..........................  12
  Item 11. Executive Compensation......................................................  12
  Item 12. Security Ownership of Certain Beneficial Owners and Management..............  12
  Item 13. Certain Relationships and Related Transactions..............................  12

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............   12
           Financial Statements.......................................................   12
           Schedules..................................................................   12
           Exhibits...................................................................   12
           Listing of Exhibits........................................................   13
           Reports on Form 8-K........................................................   14
           Exhibits...................................................................   14
           Signatures.................................................................   15

LTX(R), HiPer(R) and enVision(TM) are all trademarks of LTX Corporation.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     LTX Corporation ("LTX" or the "Company") designs, manufactures and markets automatic test equipment for the semiconductor industry that is used to test digital, linear and mixed signal (a combination of digital and linear) integrated circuits ("ICs") and discrete semiconductor components. The Company currently offers three lines of test systems: digital test systems, which test digital ICs, including microprocessors and microcontrollers; linear/mixed signal test systems, which test a wide range of linear and mixed signal ICs; and discrete component test systems, which test small signal and high power semiconductor components. In fiscal 1998, the Company will introduce LTX Fusion, a single platform test system designed to test system-on-a-chip devices. The Company also sells service and applications support for its test systems. The semiconductors tested by the Company's systems are widely used in the computer, communications, automotive and consumer electronics industries. The Company markets its products worldwide to both manufacturers and users of digital, linear and mixed signal ICs and discrete semiconductor components.

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

COMPANY STRATEGY

     The key components of the Company's strategy are as follows:

  Develop Single Test Platform for Testing Systems-on-a-Chip

     In fiscal 1997, the Company reorganized and integrated its linear/mixed signal and digital engineering organizations to develop a single platform systems-on-a-chip test system, LTX Fusion. By focusing its resources on a single, shared technology product roadmap, the Company believes it will be able to deliver the best mixed signal, digital and embedded memory test performance for testing system-on-a-chip devices. The LTX Fusion test system is being developed to enable complete functional testing of the embedded mixed signal, digital and memory components of a system-on-a-chip device, as well as to perform system-level testing related to the devices' end-use application. The Company believes that superior test performance at the sub-component level, without compromising functionality, is necessary to meet the requirements of the emerging systems-on-a-chip market.

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

  Emphasize Quality and Reliability

     The Company's quality program is designed to continually improve all of its processes and increase the satisfaction of its customers. The Company believes that this program will lead to: more efficient and timely performance in engineering projects; improvement in manufacturing costs through the reduction of defective products and manufacturing cycle time; better on-time delivery performance; and greater reliability of its test systems. During fiscal 1997, the Company expanded its ISO 9001 certification and its worldwide design, manufacturing and service functions are now ISO 9001 certified.

PRODUCTS AND MARKETS

  Product Overview

     The Company currently sells products in three broad product categories:

     - Systems that are used to test linear and mixed signal devices, which include the Synchro Series and Ninety;

     - Systems that are used to test digital devices, which include the Delta/STE and Master Series, and enVision test development software; and

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

  System-on-a-Chip ICs

     System-on-a-chip ICs incorporate VLSI logic cores, embedded memory and mixed signal interfaces on a single device and, therefore, can be used as a product's entire electronic system. System-on-a-chip ICs will enable the graphics, display, multimedia capabilities and communications functions of the next generation of electronics products. These products include advanced pagers, digital cameras, and cellular phones; digital high-definition TVs and home satellite set-top boxes; mobile Internet terminals and modems; personal digital assistants with real-time audio and video; active suspension and automotive collision avoidance systems; powerful graphics accelerators; and digital motor controls. The need to test system-on-a-chip ICs at both the subcomponent level and the system level will require test equipment with high performance logic, memory and mixed signal capabilities.

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

  Ninety

     The Ninety system is an improved version of the LTX77, the Company's first linear/mixed signal test system introduced in 1977. Although the Synchro has largely superseded the Ninety, the Company has continued to manufacture the Ninety for customers who are already using the Ninety or LTX77 systems and desire to expand capacity. Many of the Ninety or LTX77 systems the Company has previously sold are currently still in use. In the past, the Company has upgraded the performance and capabilities of the Ninety system through the introduction of new hardware and software.

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

DIGITAL PRODUCTS

     LTX offers two product lines for testing digital ICs, the Delta/STE and the Master Series. The Delta/STE and Master Series are based on a resource-per-pin architecture which allows for a complete set of the test system's key features (timing generators, waveform formatting and pattern memory) for each pin channel of the test system. The Company believes that this architecture provides for faster, simpler characterization and engineering debugging of new ICs, better system timing accuracy, and simplified interfacing with computer-aided design systems. The Company's enVision test development software is sold with both the Delta/STE and the Master Series.

  Delta/STE

     The Delta/STE, introduced in fiscal 1996, incorporates mixed signal technology with digital technology to address the test requirements of a new generation of devices with high performance analog signal interfaces to complex digital functions. These new devices are enabling the development of powerful, yet low cost consumer electronic products in areas such as multimedia and portable communications. The Delta/STE operates with the Company's enVision graphical software environment providing customers with compatibility among these systems.

     In fiscal 1993, the Company entered into a development, manufacturing and marketing agreement with Ando, a Japanese STE manufacturer and majority-owned subsidiary of NEC, relating to the Company's Delta resource-per-pin digital test system. Under the agreement, the Company granted Ando exclusive rights in Japan to manufacture digital test systems based on the Company's Delta resource-per-pin digital technology. The Company retained exclusive manufacturing rights outside of Japan. Ando has the exclusive right in Japan to sell its test systems based upon the Delta resource-per-pin digital technology and the Company has exclusive marketing rights to these test systems for the rest of the world, with certain exceptions in each case.

  Master Series

     The Master Series product line includes the Deltamaster and Micromaster test systems, which are enhanced versions of the Company's original digital test system. The Deltamaster is capable of testing up to 256 pins at data rates of up to 80 MHz. The Micromaster is a lower-priced system that can test up to 256 pins at data rates of up to 40 MHz. The Micromaster is device interface and software compatible with the Deltamaster. Although the Delta/STE has essentially replaced the Master Series, the Company has continued to sell the Master Series test systems to customers who are already using these systems and desire to expand capacity.

  enVision

     enVision, the Company's object-oriented programming software is designed for use on all of its digital test systems. In earlier generation software languages, programming commands made direct reference to the hardware of the test system, which required the user to have a detailed knowledge of the system's hardware. In contrast, this detailed knowledge is not required when using enVision, thereby allowing the programmer to focus attention on refining the test program for the specific IC under test. Thus, the Company has designed enVision to be more device oriented than tester oriented. enVision permits a user to test multiple devices at the same time, significantly improving the throughput of the Company's digital test systems. enVision is an integral feature of the Delta/STE and can be purchased by customers of the Master Series product line.

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

     In fiscal 1995, the Company entered into a development, manufacturing and marketing agreement with Asia Electronics, a Japanese STE manufacturer which is 50% owned by Toshiba, relating to a discrete component test system for testing integrated power modules. As part of the agreement, Asia Electronics paid the Company $1.5 million and may make royalty payments in the future based on sales of this system. The Company granted Asia Electronics exclusive manufacturing rights in Japan and the right to sell these systems to its customers in Japan.

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

SALES AND DISTRIBUTION

     The Company sells its products primarily through its worldwide sales organization. In Japan, the Company sells, services and supports its products through its joint venture with SMI, except that Ando has the right to manufacture and sell digital test systems, based on the Delta resource-per-pin digital technology, to certain customers in Japan. The Company will share with its SMI joint venture specified portions of the royalties to be paid by Ando on any sales of its digital test systems. Asia Electronics also has the right to sell the Company's iPTest systems to certain customers in Japan. The Company uses a small number of independent sales representatives in certain other regions of the world.

     Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas as well as general economic conditions. Sales by the Company to customers outside the United States are primarily denominated in United States dollars. Sales by the Company to customers outside North America were 67%, 64% and 66% of total sales of the Company in fiscal 1997, 1996 and 1995, respectively.

CUSTOMERS

     The Company's customers include many of the world's leading semiconductor manufacturers. The Company's major customers in fiscal 1997 included:

               Intel                            Samsung
               Hitachi                          SGS Thomson
               National Semiconductor           Siemens
               Philips                          STATS
               Rockwell                         Texas Instruments

     Sales to these major customers accounted for approximately 55% of net sales in fiscal 1997. Sales to Intel and National Semiconductor accounted for 13% and 12% of net sales in fiscal 1997, respectively. Sales to Philips accounted for 17% of net sales in fiscal 1995. No single customer accounted for 10% or more of net sales in fiscal 1996.

ENGINEERING AND PRODUCT DEVELOPMENT

     The STE market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. The Company's ability to remain competitive will depend upon its ability to successfully enhance existing test systems and develop new generations of test systems and to introduce these new products on a timely and cost-effective basis. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering and product development programs and seeks to maintain close relationships with its customers in order to be responsive to their product needs. The Company's expenditures for engineering and product development were $23.4 million, $22.9 million and $19.8 million during fiscal 1997, 1996 and 1995, respectively.

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

MANUFACTURING AND SUPPLY

     LTX's principal manufacturing operations consist of component parts assembly, final assembly and testing at its manufacturing facilities in Westwood, Massachusetts and San Jose, California. In addition, the Company outsources certain subassemblies to contract manufacturers. The Company uses standard components and prefabricated parts manufactured to the Company's specifications. Most of the components for the Company's products are available from a number of different suppliers; however, certain components are purchased from a single supplier. Although LTX believes that all single-source components currently are available in adequate amounts, there can be no assurance that shortages will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

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

     The Company principally competes on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver its products on a timely basis. Although the Company believes that it competes favorably with respect to each of these factors, new product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products or future products. In addition, increased competitive pressure could lead to intensified price-based competition, resulting in lower prices and adversely affecting the Company's business and results of operations.

BACKLOG

     At July 31, 1997, the Company's backlog of unfilled orders for all products and services was $65.1 million, compared with $65.5 million at July 31, 1996. The Company expects to deliver approximately 90% of its July 31, 1997 backlog in fiscal 1998. While backlog is calculated on the basis of firm orders, no assurance can be given that customers will purchase the equipment subject to such orders. As a result, the Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, as of October 1, 1997, are as follows:

                 EXECUTIVE OFFICER               AGE                   POSITION
     -----------------------------------------   ---    ---------------------------------------
     Roger W. Blethen.........................    46    President, Chief Executive Officer and
                                                        Director
     Kenneth E. Daub..........................    61    Senior Vice President

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

     Kenneth E. Daub was appointed a Senior Vice President of the Company in 1991 and is responsible for business development. From 1991 until March 1997, Mr. Daub was responsible for North American and Pacific Rim sales. From the time he joined the Company in 1987 until 1991, Mr. Daub served as Vice President responsible for North American Sales. Prior to joining the Company in 1987, Mr. Daub held various senior positions with Schlumberger Limited.

EMPLOYEES

     At July 31, 1997, the Company had a total of 950 employees, including 248 in engineering and product development, 204 in service and customer support, 294 in manufacturing and 204 in sales, marketing and administration. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages.

ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. The Company does not anticipate that compliance with these laws and regulations will have a material effect on its capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

     All of the Company's facilities are leased. The Company maintains its headquarters in Westwood, Massachusetts, where corporate administration, sales and customer support and manufacturing and engineering for its mixed signal products are located in a 167,000 square foot facility under a lease which expires in 2007. In May 1995, the Company subleased to a third party a 208,000 square foot facility in Westwood, Massachusetts for a ten year term. The Company's lease of this facility expires in 2010. Manufacturing and engineering for the Company's digital products are located in a 70,000 square foot facility in San Jose, California. The Company's lease of this facility expires in 1999. The Company has a five year option to extend this lease. The Company also leases seven sales and customer support offices at various locations in the United States totaling approximately 40,000 square feet.

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

ITEM 3.  LEGAL PROCEEDINGS

     In June 1996, the Company was notified by Korean semiconductor manufacturer Daewoo that certain purchase agreements aggregating $50.1 million were not properly authorized and would not be honored.

     The Company initiated litigation seeking to enforce those agreements in June 1996. In September 1997, a federal district court judge in Boston, Massachusetts determined that the court does not have jurisdiction in this lawsuit. The Company is appealing the decision. These purchase agreements were not included in the Company's backlog at July 31, 1997 or July 31, 1996.

     The Company has no other material pending legal proceedings other than routine litigation relating to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET VALUE FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The information required by this Item is set forth in Registrant's 1997 Annual Report, at page 39 under the caption "Market Prices for Common Stock", which information is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this Item is set forth in Registrant's 1997 Annual Report, at page 18 under the caption "Selected Financial Information", which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is set forth in Registrant's 1997 Annual Report, at page 19 to 23 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in Registrant's 1997 Annual Report, at pages 25 to 39, which information is incorporated herein by reference.

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

Boston, Massachusetts
October 27, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under these Items is included in Item 1. of Part I of this report and in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 9, 1997, under the headings "Certain Stockholders," "Election of Directors," and "Compensation of Executives," which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year, July 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1997, are incorporated by reference:

        Report of Independent Public Accountants

        Consolidated Balance Sheet -- July 31, 1997 and 1996

        Consolidated Statement of Operations for the years ended July 31, 1997, 1996 and 1995

        Consolidated Statement of Stockholders' Equity for the years ended July 31, 1997, 1996 and 1995

        Consolidated Statement of Cash Flows for the years ended July 31, 1997, 1996 and 1995

        Notes to the Consolidated Financial Statements

(A) 2.  SCHEDULES

     Separate financial statements of LTX Corporation (parent only) have been omitted since they are not required.

     All other schedules have been omitted since they are not required, not applicable or the information is included in the financial statements or notes thereto.

(A) 3.  EXHIBITS

     Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company's Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company's Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company's Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company's Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company's Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company's Form 8A/A filed September 30, 1993 amending the Company's Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company's Current Report on Form 8-K, filed May 11, 1989; or the Company's Annual Reports on Form 10-K for one of the years ended July 31, 1996, 1995, 1994, 1993,

1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985, 1984 and 1983 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

     (a) LISTING OF EXHIBITS

      (3)(A)   --  Articles of Organization, as amended. (Exhibit 3.1 to the 1995 Registration
                   Statement No. 1)

      (3)(B)   --  By-laws, as amended. (Exhibit 3.3 to the 1995 Registration Statement No. 1)

      (4)(A)   --  Indenture dated April 15, 1986 between the Company and The First National
                   Bank of Boston. (Exhibit 4(A) to the 1990 Registration Statement No. 1)

  (4)(A)(ii)   --  Indenture dated June 15, 1990 between the Company and The First National
                   Bank of Boston. (Exhibit 4(A)(ii) to the 1990 Annual Report on Form 10-K)

      (4)(C)   --  Rights Agreement. (Exhibit 1 of the Registrant's Current Report on Form 8-K,
                   filed May 11, 1989), as amended by Amendment No. 1 to Rights Agreement dated as of September 17, 1993 (Exhibit 4(C) to the 1993 Annual Report on Form
                   10-K)

    (10)(B)+   --  1990 Stock Option Plan. (Exhibit 10(B) to the 1995 Annual Report on Form
                   10-K)

    (10)(D)+   --  1993 Employees' Stock Purchase Plan. (Exhibit 10(D) to the 1994 Annual
                   Report on Form 10-K)

    (10)(E)+   --  1983 Non-Qualified Stock Option Plan. (Exhibit 10(E) to the 1983 Annual
                   Report on Form 10-K)

     (10)(F)   --  LTX Corporation Growth and Investment Program, as restated. (Exhibit 10(F)
                   to the 1993 Annual Report on Form 10-K)

     (10)(I)   --  Lease dated as of March 8, 1984 relating to land and building at McCandless
                   Park, San Jose, California. (Exhibit 10(I) to the 1984 Registration
                   statement)

     (10)(J)   --  Lease dated as of July 16, 1984 relating to Company's administration facility on Rosemont Avenue, Westwood, Massachusetts. (Exhibit 10(J) to the
                   1984 Registration Statement)

     (10)(K)   --  Lease dated as of February 27, 1985 relating to land and building at
                   McCandless Park, San Jose, California. (Exhibit 10(K) to the 1985 Annual
                   Report on Form 10-K)

     (10)(M)   --  Lease dated as of November 26, 1980 relating to Company's manufacturing facility at 5 Rosemont Avenue, Westwood, Massachusetts, and Amendment dated as of April 29, 1982, and Third Amendment and Restatement of Lease dated
                   April 29, 1982. (Exhibit 10(M) to the 1993 Annual Report on Form 10-K)

     (10)(N)   --  Joint Venture Agreement dated May 14, 1990 among Sumitomo Metal Industries,
                   Ltd., LTX Corporation and LTX Co., Ltd. (Exhibit 10(N) to the 1990
                   Registration Statement No. 1)

     (10)(O)   --  License Agreement dated May 14, 1990 between LTX Corporation and LTX Co.,
                   Ltd. (Exhibit 10(O) to the 1990 Registration Statement No. 1)

     (10)(P)   --  Distribution and Supply Agreement between LTX Corporation and LTX Co., Ltd.
                   (Exhibit 10(P) to the 1990 Registration Statement No. 1)

     (10)(Q)   --  Securities Purchase Agreement for sale of LTX Common Stock, $0.05 par value, and 10 1/2% Convertible Subordinated Debentures Due 2010 to Sumitomo Metal
                   Industries, Ltd. (Exhibit 10(Q) to the 1990 Registration Statement No. 1)

    (10)(R)*   --  License and Development Agreement dated as of January 28, 1993 between LTX
                   Corporation and Ando Electric Co., Ltd. (Exhibit 10(R) to the 1993 Annual
                   Report on Form 10-K)

    (10)(S)*   --  Distribution and Supply Agreement dated as of January 28, 1993 between LTX
                   Corporation and Ando Electric Co., Ltd. (Exhibit 10(S) to the 1993 Annual
                   Report on Form 10-K)

    (10)(T)*   --  Letter Agreement dated as of January 29, 1993 between LTX Corporation and
                   Ando Electric Co., Ltd. (Exhibit 10(T) to the 1993 Annual Report on Form
                   10-K)

     (10)(U)   --  Credit Agreement dated as of June 30, 1997 between LTX Corporation and
                   BankBoston, N.A. and Silicon Valley Bank (Exhibit 10(U) hereto)

     (10)(V)   --  Loan Agreement dated as of July 20, 1994 between LTX Corporation and Ando
                   Electric Co., Ltd. (Exhibit 10(V) to the 1994 Annual Report on Form 10-K)

    (10)(W)*   --  Amendment No. 1 to License and Development Agreement dated as of July 20,
                   1994 Between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(W) to
                   the 1994 Annual Report on Form 10-K)

     (10)(X)   --  Employment Agreement dated as of January 1, 1997 between LTX Corporation and
                   Kenneth E. Daub. (Exhibit 10(X) hereto)
        (13)   --  Annual Report to Security Holders (to be deemed filed only to the extent required by the instructions to exhibits for Annual Reports on Form 10-K)
        (22)   --  Subsidiaries of Registrant
        (27)   --  Financial Data Schedules (Exhibit 27 hereto)

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

ITEM 14(B).  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

ITEM 14(C).  EXHIBITS

     Exhibit 22 -- Subsidiaries of Registrant

                                                            JURISDICTION
                            COMPANY                        OF ORGANIZATION     OWNERSHIP
        ------------------------------------------------  -----------------    ---------
        LTX Co., Ltd....................................  Japan                   67.0%
        LTX (Europe) Limited............................  United Kingdom           100%
        LTX International, Inc., Domestic International
          Sales Corporation (DISC)......................  Delaware                 100%
        LTX (Deutschland) GmbH..........................  West Germany             100%
        LTX France S.A..................................  France                   100%
        LTX Test Systems Corporation....................  Delaware                 100%
        LTX (Italia) S.r.l..............................  Italy                    100%
        LTX Benelux B.V.................................  The Netherlands          100%
        LTX International B.V...........................  The Netherlands          100%
        LTX (Foreign Sales Corporation) B.V.............  The Netherlands          100%
        LTX Asia International, Inc.....................  Delaware                 100%
        LTX Israel Limited..............................  Israel                   100%
        LTX (Malaysia) SDN.BHD..........................  Malaysia                 100%
        iPTest (Holdings) Limited.......................  United Kingdom           100%

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

October 28, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                       DATE
------------------------------------------  ------------------------------    -----------------
         /s/ GRAHAM C. C. MILLER            Chairman of the Board              October 28, 1997
 ........................................
          (GRAHAM C. C. MILLER)

           /s/ ROGER W. BLETHEN             Chief Executive Officer,           October 28, 1997
 ........................................     President and Director
            (ROGER W. BLETHEN)                (Principal Executive
                                              Officer)

           /s/ GLENN W. MELONI              Controller (Principal              October 28, 1997
 ........................................     Financial and Accounting
            (GLENN W. MELONI)                 Officer)

          /s/ ROBERT J. BOEHLKE             Director                           October 28, 1997
 ........................................
           (ROBERT J. BOEHLKE)

            /s/ JACQUES BOUYER              Director                           October 28, 1997
 ........................................
             (JACQUES BOUYER)

         /s/ STEPHEN M. JENNINGS            Director                           October 28, 1997
 ........................................
          (STEPHEN M. JENNINGS)

            /s/ ROGER J. MAGGS              Director                           October 28, 1997
 ........................................
             (ROGER J. MAGGS)

           /s/ ROBERT E. MOORE              Director                           October 28, 1997
 ........................................
            (ROBERT E. MOORE)

          /s/ SAMUEL RUBINOVITZ             Director                           October 28, 1997
 ........................................
           (SAMUEL RUBINOVITZ)