Form 10-Q
period 1997-10-31
LTX CORP
filed 1997-12-15
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the quarterly period ended October 31, 1997
                                   ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT of 1934

    For the transition period from ______________ to ____________

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


       Registrant's Telephone Number, Including Area Code (617) 461-1000
                                                          --------------
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

      Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  X    No
                                                   ---      ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at December 1, 1997
---------------------------------------          -------------------------------
Common Stock, par value $0.05 per share                     36,790,546

                                 LTX CORPORATION

                                      INDEX


                                                        Page Number

Part I.   FINANCIAL INFORMATION

      Consolidated Balance Sheet                             1
           October 31, 1997 and July 31, 1997


      Consolidated Statement of Operations
           Three months ended October 31, 1997               2
           and October 31, 1996


      Consolidated Statement of Cash Flows
           Three months ended October 31, 1997               3
           and October 31, 1996


      Notes to Consolidated Financial Statements           4 - 5


      Management's Discussion and Analysis of
      Financial Condition and Results of Operations        6 - 10



Part II.  OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K              11



SIGNATURES                                                   12

                                 LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                        (In thousands, except share data)

                                                    October 31,     July 31,
                                                       1997          1997
                                                    -----------    ---------
ASSETS
Current assets:
  Cash and equivalents                               $  57,253     $  67,800
  Accounts receivable, less allowances of $1,100        48,440        40,845
  Inventories                                           63,006        54,947
  Other current assets                                   4,375         4,016
                                                     ---------     ---------

    Total current assets                               173,074       167,608

Property and equipment, net                             42,316        42,958
Other assets                                             2,984         2,980
                                                     ---------     ---------

                                                     $ 218,374     $ 213,546
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
    long-term liabilities                            $  12,005     $  11,514
  Accounts payable                                      28,103        23,887
  Accrued expenses and restructuring charges            12,829        11,933
  Unearned service revenues and customer advances        3,579         5,156
                                                     ---------     ---------

    Total current liabilities                           56,516        52,490


Long-term liabilities, less current portion             13,006        13,550
Convertible subordinated debentures                      7,308         7,308
Stockholders' equity:
  Common stock, $0.05 par value                          1,885         1,881
  Additional paid-in capital                           196,032       195,798
  Accumulated deficit                                  (52,012)      (53,120)
  Less - Treasury stock at cost
    (947,500 shares)                                    (4,361)       (4,361)
                                                     ---------     ---------

    Total stockholders' equity                         141,544       140,198
                                                     ---------     ---------
                                                     $ 218,374     $ 213,546
                                                     =========     =========

           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                              Three Months
                                                                 Ended
                                                               October 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
Net sales                                                 $ 54,206     $ 44,666

Cost of sales                                               35,200       31,347

Inventory provision for product line restructuring              --        9,250
                                                          --------     --------
     Gross margin                                           19,006        4,069

Engineering and product development expenses                 6,716        6,109

Selling, general and administrative expenses                10,909       10,135

Product line restructuring costs                                --        6,750
                                                          --------     --------

     Income (loss) from operations                           1,381      (18,925)

Interest (income) expense, net                                 (80)        (123)
                                                          --------     --------


     Income (loss) before income taxes                       1,461      (18,802)

Provision for income taxes                                     353           --
                                                          --------     --------

     Net income (loss)                                    $  1,108     ($18,802)
                                                          ========     ========

Fully diluted net income (loss) per share                 $   0.03     $  (0.53)

Weighted average shares                                     38,265       35,715

           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                              Three Months
                                                                  Ended
                                                                October 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net income (loss)                                        $  1,108     $(18,802)
   Add (deduct) non-cash items:
    Depreciation and amortization                            3,001        2,711
    Exchange (gain) loss                                       (33)         (19)
 (Increase) decrease in:
    Accounts receivable                                     (7,671)       3,815
    Inventories                                             (8,059)       8,449
    Other current assets                                      (359)         728
    Other assets                                                (4)          17
 Increase (decrease) in:
    Accounts payable                                         4,275      (12,515)
    Accrued expenses and restructuring charges                 896        3,990
    Unearned service revenues and customer advances         (1,577)        (342)
                                                          --------     --------
   Net cash used in operating activities                    (8,423)     (11,968)
                                                          --------     --------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Maturities of held-to-maturity securities, net                 --        2,998
 Expenditures for property and equipment, net               (2,359)      (3,532)
                                                          --------     --------
   Net cash used in investing activities                    (2,359)        (534)
                                                          --------     --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Proceeds from sale of common stock
 Proceeds from stock purchase and option plans                 238           15
 Increase (decrease) in bank debt                              333          (52)
 Payments of long-term debt                                   (301)        (164)
 Proceeds from lease financing                                  --        1,888
 Purchase of treasury stock                                     --       (1,146)
                                                          --------     --------
   Net cash provided by financing activities                   270          541
                                                          --------     --------
Effect of exchange rate changes on cash                        (35)        (211)
                                                          --------     --------
Net decrease in cash and equivalents                       (10,547)     (12,172)
Cash and equivalents at beginning of period                 67,800       66,069
                                                          --------     --------
   Cash and equivalents at end of period                  $ 57,253     $ 53,897
                                                          ========     ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid during the period for:
   Interest                                               $    393     $    427
   Income taxes                                                649        1,533

           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  The Company

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

    Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                      October 31,     July 31,
                                         1997          1997
                                        -------       -------
                                           (In thousands)
                  Raw materials         $17,120       $14,482
                  Work-in-process        26,692        24,409
                  Finished goods         19,194        16,056
                                        -------       -------
                                        $63,006       $54,947
                                        =======       =======

                                 LTX CORPORATION

                                   (Unaudited)


3.  Recent Accounting Pronouncements

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) which is effective for periods ending after December 15, 1997. FAS 128 requires the presentation of basic earnings per share (EPS) and diluted EPS. Basic EPS replaces the primary EPS calculation required under APB Opinion No. 15. Basic EPS excludes dilution and is calculated using the weighted average of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The pro-forma effect of this accounting change on the October 31, 1997 and October 31, 1996 previously reported EPS data is as follows:

                                                   Three Months
                                                       Ended
                                                    October 31,
                                                 -----------------
           Per share amounts                     1997        1996
                                                ------      ------

             Primary EPS as reported            $ 0.03      $(0.53)
               Effect of FAS 128                    --          --
                                                ------      ------
             Basic EPS                          $ 0.03      $(0.53)
                                                ======      ======

             Fully Diluted EPS as reported      $ 0.03      $(0.53)
               Effect of FAS 128                    --          --
                                                ------      ------
             Diluted EPS                        $ 0.03      $(0.53)
                                                ======      ======


4.  Interest Expense and Income

    Interest expense and income were as follows:   Three Months
                                                      Ended
                                                    October 31,
                                                ------------------
                                                 1997        1996
                                                ------      ------
                                                  (In thousands)
                   Expense                      $  582      $  695
                   Income                         (662)       (818)
                                                ------      ------
              Interest (income) expense, net    $  (80)     $ (123)
                                                ======      ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.


                                            Percentage of Net Sales            Percentage
                                            -----------------------        Increase/(Decrease)
                                                 Three Months              -------------------
                                                    Ended                    Three Months
                                                  October 31,                    1997
                                             ----------------------              Over
                                              1997            1996               1996
                                             ------          ------             ------
Net sales                                     100.0 %         100.0 %             21.4 %

Cost of sales                                  64.9            70.2               12.3

Inventory provision for product line             --            20.7                N/M
  restructuring
                                              -----           -----

  Gross margin                                 35.1             9.1              367.1

Engineering and product
  development expenses                         12.4            13.7                9.9

Selling, general and
  administrative expenses                      20.1            22.7                7.6

Product line restructuring costs                 --            15.1                N/A
                                              -----           -----

  Income (loss) from operations                 2.6           (42.4)               N/M

Interest (income) expense, net                 (0.1)           (0.3)             (35.0)
                                              -----           -----

  Income (loss) before income
    taxes                                       2.7           (42.1)               N/M

Provision for income taxes                      0.7              --                N/M
                                              -----           -----

  Net income (loss)                             2.0 %         (42.1) %             N/M %
                                              =====           =====


     N/A - Not Applicable
     N/M - Not Meaningful

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended October 31, 1997 Compared to the Three Months Ended October 31, 1996

Net sales for the three months ended October 31, 1997 were $54.2 million as compared to $44.7 million in the same quarter of the prior year, an increase of 21.4%. The increase in net sales reflects the improvement in orders the Company has experienced, primarily as a result of more favorable semiconductor equipment industry conditions since the first quarter of the prior fiscal year. The higher level of sales year-to-year is primarily represented by a substantial increase in shipments of the Company's Digital products, particularly the Delta/STE mixed technology test system. Shipments to Japan were 13% of total sales in the three months ended October 31, 1997 as compared to 8% in the same quarter of the prior year.

The gross profit margin was 35.1% of net sales in the three months ended October 31, 1997. Excluding the inventory provision for product line restructuring, the gross profit margin was 29.8% of net sales in the same quarter of the prior year. The improvement in gross profit margin in the three months ended
October 31, 1997 as compared to the same quarter of the prior year is a result of the proportionately lower fixed manufacturing costs and costs associated with the Company's applications assistance and customer support organization relative to the higher net sales, the benefit of product cost reductions on the Delta/STE test system and increased service revenues.

In the first quarter of the prior fiscal year, the Company redirected its product strategy to focus primarily on functionally complex devices known as "systems-on-a-chip." At that time, the Company restructured it Digital Products Division management team and began emphasizing sales of its Delta/STE mixed technology test system. As a result, the Company recorded an inventory provision of $9.3 million related to non-strategic products and took a charge of $6.7 million for canceled non-strategic development projects and other costs associated with the change in product strategy.

Engineering and product development expenses were $6.7 million, or 12.4% of net sales, in the three months ended October 31, 1997, as compared to $6.1 million, or 13.7% of net sales, in the same quarter of the prior year. The increase in engineering expenses reflects the Company's investment in the development of its single platform test system, Fusion[TM], for testing "system-on-a-chip" devices.

Selling, general and administrative expenses were $10.9 million, or 20.1% of net sales, in the three months ended October 31, 1997, as compared to $10.1 million, or 22.7% of net sales, in the same quarter of the prior year. The increase in selling, general and administrative expenses largely relates to advertising and promotion costs associated with the product introduction of Fusion, as well as the expansion of the Company's sales organization.

Net interest income was $0.1 million in the three months ended October 31, 1997, approximately the same level as the same quarter in the prior year.

The provision for income taxes of $0.4 million in the three months ended October 31, 1997 reflects a 24% effective tax rate. There was no provision for income taxes in the same quarter of the prior year due to the net loss for the period.

Net income was $1.1 million, or $0.03 net income per share, in the three months ended October 31, 1997. The Company had a net loss of $18.8 million, or $0.53 net loss per share, in the same quarter of the prior year. The prior year's net loss included an inventory provision and restructuring charges totaling $16.0 million, or $0.45 per share.

Until backlog increases substantially, the Company's ability to maintain profitable operations in the near term will continue to depend on obtaining the required level of shippable orders to meet its quarterly sales objectives. The Company's results of operations would be adversely affected if it were to experience lower than anticipated order levels, extended customer delivery requirements or lower than anticipated margins due to changes in product mix.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance at October 31, 1997 was $57.3 million, as compared to $67.8 million at July 31, 1997. The decrease in cash balances of $10.5 million was a result of net cash used in operating activities of $8.4 million, net cash used in additions to property and equipment of $2.4 million and net cash provided by financing activities of $0.3 million.

The negative net cash flow from operations was a result of the combination of higher accounts receivable levels and the increase in inventories, net of accounts payable, in the period. The increase in accounts receivable primarily relates to proportionately higher shipments in the period to Japanese customers with longer payment cycles. The increase in inventories relates to materials purchased for the future initial deliveries of Fusion, systems built for demonstration purposes at industry trade shows and additional inventories needed to meet book/ship order requirements. The increase in accounts payable in the period is a result of the higher level of inventory purchases. At October 31, 1997, the Company had $2.2 million remaining in its restructuring provision to cover the future costs resulting from its change in product strategy.

Property and equipment additions of $2.4 million were mostly for Fusion product development activities and customer support requirements, and were less than non-cash depreciation charges of $3.0 million.

The Company's Japanese subsidiary had bank borrowings of $6.7 million at October 31, 1997 as compared to $6.5 million at July 31, 1997. There were no borrowings outstanding at October 31, 1997 or July 31, 1997 under the Company's working capital line of credit with its domestic banks.

Management believes that the Company has sufficient cash resources to meet its remaining fiscal 1998 cash requirements. These resources include cash balances of $57.3 million at October 31, 1997, together with the borrowing availability under its domestic working capital and equipment lease line and future cash flows from operations.

BUSINESS RISKS

The Company in this report makes, and may from time to time elsewhere make, disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such disclosures in this report include, without limitation, statements regarding the development, introduction, acceptance and market for Fusion and the Company's belief, under "Liquidity and Capital Resources", as to the adequacy of its cash resources. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement:

Fluctuations in Sales and Operating Results

Given the relatively large selling prices of the Company's test systems, sales of a limited number of test systems account for a substantial portion of sales in any particular fiscal quarter and a small number of transactions could therefore have a significant impact on sales and gross margins for that fiscal quarter. The Company's sales and operating results have fluctuated and could in the future fluctuate significantly from period to period, including from one quarterly period to another, due to a combination of factors, including the cyclical demand of the semiconductor industry, order cancellations or rescheduling by customers, the large selling prices of the Company's test systems (which typically result in a long selling process), competitive pricing pressures and the mix between and configuration of test systems sold in a particular period. The impact of these and other factors on the Company's sales and operating results in any future period cannot be forecast with accuracy. In addition, the need for continued investment in research and development, for capital equipment requirements and for extensive worldwide customer support capability results in significant fixed costs which would be difficult to reduce in the event that the Company does not meet its sales objectives.

Importance of New Product Introductions

The semiconductor test equipment ("STE") market is subject to rapid technological change and new product introductions, as well as advancing industry standards. The development of increasingly complex semiconductors and the utilization of semiconductors in a broader spectrum of products has driven the need for more advanced test systems to test such devices at an acceptable cost. The Company's ability to remain competitive in the mixed signal and system-on-a-chip integrated circuit ("IC") and discrete component markets will depend upon its ability to successfully enhance existing test systems, develop new generations of test systems, such as its new Fusion platform and to introduce these new products on a timely and cost-effective basis. The Company also has to manufacture its products in volume at a competitive price and on a timely basis to enable customers to integrate them into their operations as they begin to produce their next generation of semiconductors. The Company's failure to have a competitive test system available when required by a semiconductor manufacturer would make it substantially more difficult for the Company to sell test systems to that manufacturer for a number of years. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements. If new products have reliability or functionality problems, then reduced, canceled or rescheduled orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty expense may result, which could reduce gross margins on new product sales and otherwise materially affect the Company's business and results of operations. The Company's Fusion product is subject to the risks associated with new product introductions, including the risk that delays in development, reliability or functionality problems could increase expenses and reduce gross margins on new product sales.

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

                          PART II -- OTHER INFORMATION


              Item 6.  Exhibits and Reports on Form 8-K

                       (a)     (i)  Exhibit 27 -  Financial Data Schedule

                               (ii) Exhibit 3(B) -  By-laws, as amended.


                       (b) There were no reports on Form 8-K filed during the three months ended October 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LTX Corporation



        Date:  December 11, 1997       By: /s/ Roger W. Blethen
               -----------------           ----------------------------------
                                               Roger W. Blethen
                                       Chief Executive Officer and President



        Date:  December 11, 1997       By: /s/ Glenn W. Meloni
               -----------------           ----------------------------------
                                               Glenn W. Meloni
                                       Controller (Principal Accounting Officer)