Form 10-Q
period 1998-01-31
LTX CORP
filed 1998-03-17
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------


                                    FORM 10-Q


(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended    January 31, 1998
                                         --------------------------------------

                                       OR


   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT of 1934

          For the transition period from _________________ to _________________

                          Commission File Number   0-10761
                                                 -----------

                                 LTX CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


MASSACHUSETTS                                                    04-2594045
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

LTX Park at University Avenue, Westwood, Massachusetts              02090
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code     (781) 461-1000
                                                   -----------------------------


--------------------------------------------------------------------------------
      Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report.

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days        Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at March 12, 1998
---------------------------------------        ------------------------------
Common Stock, par value $0.05 per share                  36,959,386

                                 LTX CORPORATION

                                      INDEX


                                                                    Page Number

Part I.   FINANCIAL INFORMATION

      Consolidated Balance Sheet                                         1
           January 31, 1998 and July 31, 1997


      Consolidated Statement of Operations
           Three months and six months ended                             2
           January 31, 1998 and January 31, 1997


      Consolidated Statement of Cash Flows
           Six months ended January 31, 1998                             3
           and January 31, 1997


      Notes to Consolidated Financial Statements                       4-5


      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   6-10



Part II.  OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders      11

      Item 6 - Exhibits and Reports on Form 8-K                         11



SIGNATURES                                                              12

                                 LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                        (In thousands, except share data)


                                                        January 31,        July 31,
                                                           1998             1997
                                                        ----------         -------
ASSETS
Current assets:
  Cash and equivalents                                   $ 44,321         $ 67,800
  Accounts receivable, less allowances of $1,100           53,465           40,845
  Inventories                                              69,322           54,947
  Other current assets                                      4,155            4,016
                                                         --------         --------
    Total current assets                                  171,263          167,608

Property and equipment, net                                44,275           42,958
Other assets                                                2,710            2,980
                                                         --------         --------
                                                         $218,248         $213,546
                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of
    long-term liabilities                                $ 11,443         $ 11,514
  Accounts payable                                         32,343           23,887
  Accrued expenses and restructuring charges               11,302           11,933
  Unearned service revenues and customer advances           2,205            5,156
                                                         --------         --------
    Total current liabilities                              57,293           52,490

Long-term liabilities, less current portion                10,676           13,550
Convertible subordinated debentures                         7,308            7,308
Stockholders' equity:
  Common stock, $0.05 par value                             1,893            1,881
  Additional paid-in capital                              196,686          195,798
  Accumulated deficit                                     (51,247)         (53,120)
  Less - Treasury stock at cost                            (4,361)          (4,361)
         (947,500 shares)
                                                         --------         --------
    Total stockholders' equity                            142,971          140,198
                                                         --------         --------
                                                         $218,248         $213,546
                                                         ========         ========





           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                Three Months                     Six Months
                                                                   Ended                            Ended
                                                                 January 31,                     January 31,
                                                          -----------------------         -------------------------
                                                           1998            1997             1998             1997
                                                          -------         -------         --------         --------

Net sales                                                 $55,132         $46,783         $109,338         $ 91,449

Cost of sales                                              35,154          32,249           70,354           63,596

Inventory provision for product line restructuring             --             --                --            9,250
                                                          -------         -------         --------         --------
       Gross margin                                        19,978          14,534           38,984           18,603

Engineering and product development expenses                7,928           5,330           14,644           11,439

Selling, general and administrative expenses               11,046           8,861           21,955           18,996

Product line restructuring costs                               --              --               --            6,750
                                                          -------         -------         --------         --------
       Income (loss) from operations                        1,004             343            2,385          (18,582)

Interest (income) expense, net                                 (4)            (38)             (84)            (161)
                                                          -------         -------         --------         --------
       Income (loss) before income taxes                    1,008             381            2,469          (18,421)

Provision for income taxes                                    243              --              596               --
                                                          -------         -------         --------         --------
       Net income (loss)                                  $   765         $   381         $  1,873         ($18,421)
                                                          =======         =======         ========         ========

Earnings per share:

Net income (loss):

      Basic                                               $  0.02         $  0.01        $    0.05         $  (0.52)

      Diluted                                             $  0.02         $  0.01        $    0.05         $  (0.52)

Weighted average number of shares:

      Basic                                                36,758          35,173           36,737           35,444

      Diluted                                              37,665          36,749           37,986           35,444













           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                       Six Months
                                                                          Ended
                                                                       January 31,
                                                                -------------------------
                                                                  1998             1997
                                                                --------         --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                             $  1,873         $(18,421)
     Add (deduct) non-cash items:
       Depreciation and amortization                               6,059            5,275
       Exchange (gain) loss                                          (36)            (157)
  (Increase) decrease in:
       Accounts receivable                                       (13,265)           9,978
       Inventories                                               (14,375)          11,270
       Other current assets                                         (139)             896
       Other assets                                                  264               58
  Increase (decrease) in:
       Accounts payable                                            8,565          (14,314)
       Accrued expenses and restructuring charges                   (307)             540
       Unearned service revenues and customer advances            (2,951)          (1,128)
                                                                --------         --------
     Net cash used in operating activities                       (14,312)          (6,003)
                                                                --------         --------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Maturities of held-to-maturity securities, net                      --            9,941
  Expenditures for property and equipment, net                    (7,376)          (6,815)
                                                                --------         --------
     Net cash provided by (used in) investing activities          (7,376)           3,126
                                                                --------         --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from stock purchase and option plans                      900              795
  Increase (decrease) in bank debt                                     3           (1,386)
  Payments of long-term debt                                      (2,629)          (2,387)
  Proceeds from lease financing                                      141            2,435
  Purchase of treasury stock                                          --           (3,356)
                                                                --------         --------
     Net cash used in financing activities                        (1,585)          (3,899)
                                                                --------         --------

Effect of exchange rate changes on cash                             (206)            (335)
                                                                --------         --------
Net decrease in cash and equivalents                             (23,479)          (7,111)
Cash and equivalents at beginning of period                       67,800           66,069
                                                                --------         --------
     Cash and equivalents at end of period                      $ 44,321         $ 58,958
                                                                ========         ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for:
     Interest                                                   $  1,128         $  1,368
     Income taxes                                                    979            1,807






           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  THE COMPANY

    LTX Corporation (the "Company") designs, manufactures, and markets automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, mixed technology, mixed signal and discrete semiconductor components. Headquartered in Westwood, Massachusetts, the Company has development and manufacturing facilities in Westwood, Massachusetts and San Jose, California and worldwide sales and service facilities to support its customer base.

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

    Inventories
    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                                    January 31,     July 31,
                                                      1998           1997
                                                    ----------      -------
                                                         (In thousands)

               Raw materials                         $20,661        $14,482
               Work-in-process                        25,601         24,409
               Finished goods                         23,060         16,056
                                                     -------        -------
                                                     $69,322        $54,947
                                                     =======        =======

                                 LTX CORPORATION

                                   (Unaudited)


3.  Earnings Per Share

    On January 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128). This statement was issued by the Financial Accounting Standards Board in February 1997 and establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. FAS 128 also requires a restatement of all prior-period EPS data presented. Basic earnings per share amounts have been computed using the weighted average number of common and common equivalent shares outstanding during each period. Diluted earnings per share amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares outstanding during each period.

    A reconciliation between basic and diluted earnings per share is as follows:

                                       Three Months        Six Months
                                          Ended              Ended
                                       January 31,         January 31,
                                     ---------------    -----------------
                                      1998     1997      1998       1997
                                     ------   ------    ------     ------
                                   (In thousands, except per share amounts)
                                    <C >

Net income (loss)                   $   765    $   381   $ 1,873   $(18,421)

Basic EPS
  Basic common shares                36,758     35,173    36,737     35,444
  Basic EPS                         $  0.02    $  0.01   $  0.05   $  (0.52)

Diluted EPS
  Basic common shares                36,758     36,173    36,737     35,444
  Plus: Impact of stock options         844        949     1,223         --
  Plus: Impact of stock warrants         23        627        26         --
                                    -------    -------   -------   --------
  Diluted common shares              37,665     36,749    37,986     35,444
  Diluted EPS                       $  0.02    $  0.01   $  0.05   $  (0.52)


4.  INTEREST EXPENSE AND INCOME

    Interest expense and income were as follows:

                                      Three Months          Six Months
                                          Ended                Ended
                                        January 31,          January 31,
                                     ----------------    ------------------
                                      1998      1997      1998        1997
                                     ------    ------    ------      ------
                                      (In thousands)       (In thousands)

       Expense                       $ 547     $ 675    $ 1,129     $ 1,370
       Income                         (551)     (713)    (1,213)     (1,531)
                                     -----     -----    -------     -------
Interest (income) expense, net       $  (4)    $ (38)   $   (84)    $  (161)
                                     =====     =====    =======     =======


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.


                                                          Percentage of Net Sales                          Percentage
                                              -------------------------------------------------       Increase/(Decrease)
                                                    Three Months              Six Months           ------------------------
                                                      Ended                      Ended             Three Months  Six Months
                                                     January 31,                January 31,             1998        1998
                                              --------------------         --------------------         Over         Over
                                               1998          1997           1998          1997          1997         1997
                                              ------        ------         ------        ------    ------------- -----------

Net sales                                     100.0%        100.0%        100.0%        100.0%          17.8%        19.6%

Cost of sales                                  63.8          68.9          64.3          69.6            9.0         10.6

Inventory provision for product line             --            --            --          10.1            N/A          N/M
     restructuring
                                              -----         -----         -----         -----
     Gross margin                              36.2          31.1          35.7          20.3           37.5        109.6

Engineering and product
     development expenses                      14.4          11.4          13.4          12.5           48.7         28.0

Selling, general and
     administrative expenses                   20.0          18.9          20.1          20.7           24.7         15.6

Product line restructuring costs                 --            --            --           7.4            N/A          N/M
                                              -----         -----         -----         -----

     Income (loss) from operations              1.8           0.8           2.2         (20.3)         192.7          N/M

Interest (income) expense, net                   --            --            --          (0.2)         (89.5)         N/M
                                              -----         -----         -----         -----

     Income (loss) before income taxes          1.8           0.8           2.2         (20.1)         164.6          N/M

Provision for income taxes                      0.4            --           0.5            --            N/M          N/M
                                              -----         -----         -----         -----

     Net income (loss)                          1.4%          0.8%          1.7%        (20.1)%        100.7%         N/M
                                              =====         =====         =====         =====










N/A - Not Applicable
N/M - Not Meaningful

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales for the three months ended January 31, 1998, were $55.1 million as compared to $46.8 million in the same quarter of the prior year, an increase of 17.8%. For the six months ended January 31, 1998, net sales were $109.3 million as compared to $91.4 million for the same period of the prior year, an increase of 19.6%. The increase in net sales reflects the improvement in orders the Company has experienced, primarily as a result of more favorable semiconductor equipment industry conditions since the first six months of the prior fiscal year. The year to date increase of 19.6% is due primarily to an increase in shipments of the Company's Delta/STE mixed technology test systems.

The gross profit margin was 36.2% of net sales for the three months ended January 31, 1998, as compared to 31.1% for the three months ended January 31, 1997. For the six months ended January 31, 1998, gross profit margin was 35.7% as compared to 30.4% excluding the inventory provision for product line restructuring, for the six months ended January 31, 1997. The improvement in gross profit margin in the current fiscal year is a result of the proportionately lower fixed manufacturing costs and costs associated with the Company's applications assistance and customer support organizations relative to the higher net sales and the benefit of product cost reductions.

In the first quarter of the prior fiscal year, the Company redirected its product strategy to focus primarily on functionally complex devices known as "systems-on-a-chip." As a result, for the six months ended January 31, 1997, the gross profit margin was reduced by a $9.3 million inventory provision, associated with non-strategic Digital products. In addition, in the three months ended October 31, 1996,the Company recorded a charge of $6.7 million for canceled non-strategic development projects and other costs associated with the change in product strategy.

Engineering and product development expenses were $7.9 million, or 14.4% of net sales, in the three months ended January 31, 1998, as compared to $5.3 million, or 11.4% of net sales, in the same quarter of the prior year. For the six months ended January 31, 1998, engineering and product development expenses were $14.6 million, or 13.4% of net sales, as compared to $11.4 million, or 12.5% of net sales, in the six months ended January 31, 1997. The increase in engineering expenses reflects the Company's continued investment in the development of its single platform test system, Fusion "TM", for testing "system-on-a-chip" devices.

Selling, general and administrative expenses were $11.0 million, or 20.0% of net sales, in the three months ended January 31, 1998, as compared to $8.9 million, or 18.9% of net sales, in the same quarter of the prior year. For the six months ended January 31, 1998, selling, general and administrative expenses were $22.0 million, or 20.1% of net sales, as compared to $19.0 million, or 20.7% of net sales, in the six months ended January 31, 1997. The increase in selling, general and administrative expenses relates primarily to increased advertising and promotion costs associated with the product introduction of Fusion and the expansion of the Company's sales organization.

The provision for income taxes of $0.6 million in the six months ended January 31, 1998, reflects a 24% effective tax rate. There was no provision for income taxes in the same period of the prior year due to the net loss for the period.

Increased net sales and improved gross profit margin offset by investment in Fusion product development and promotion costs resulted in net income of $0.8 million, or $0.02 per share, for the three months ended January 31, 1998, as compared to net income of $0.4 million, or $0.01 per share, in the same period of the prior year. For the six months ended January 31, 1998, net income was $1.9 million or $0.05 per share as compared to a net loss $18.4 million, or $0.52 net loss per share, in the same period of the prior year. The prior year's net loss included an inventory provision and restructuring charges totaling $16.0 million, or $0.45 per share.

Industry conditions weakened during the three months ended January 31, 1998 in certain countries in the Asia market due to economic conditions in that region. Until backlog increases substantially, the Company's ability to maintain profitable operations in the near term will continue to depend on obtaining the required level of shippable orders to meet its quarterly sales objectives. The Company's results of operations would be adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or lower than anticipated margins due to changes in product mix.


LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were $44.3 million at January 31, 1998, as compared to $67.8 million at July 31, 1997. The decrease in cash balances of $23.5 million was a result of net cash used in operating activities of $14.3 million, $7.4 million of net cash used for additions to property and equipment, $1.6 million of net cash used in financing activities and $0.2 million for the effect of exchange rate changes on cash.

The negative net cash flow from operations was a result of the combination of higher accounts receivable levels and the increase in inventories, net of accounts payable, in the period. The increase in accounts receivable primarily relates to extended payment terms with certain key customers and proportionately higher shipments in the period to Japanese customers with longer payment cycles. The increase in inventories relates to materials purchased for the future initial deliveries of Fusion and additional inventories needed to meet book/ship order requirements. The increase in accounts payable in the period is a result of the higher level of inventory purchases. At January 31, 1998, the Company had $2.2 million remaining in its restructuring provision to cover the future costs resulting from its change in product strategy.

Property and equipment additions were $7.4 million in the six months ended January 31, 1998, and exceeded depreciation charges of $6.0 million. Additions during the period included test systems and spares modules for the Company's product development programs and customer support requirements.

The Company's Japanese subsidiary's bank borrowings were $6.1 million at January 31, 1998, as compared to $6.5 million at July 31, 1997. Payments of long-term debt of $2.6 million in the six months ended January 31, 1998, reflect a $2.0 million semi-annual principal payment on a long term note payable made in January. There were no borrowings outstanding at January 31, 1998, or July 31, 1997, under the Company's working capital line of credit with its domestic banks.

Management believes that the Company has sufficient cash resources to meet its remaining fiscal 1998 cash requirements. These resources include cash balances of $44.3 million at January 31, 1998, together with the borrowing availability under its domestic working capital and equipment lease line and future cash flows from operations.

BUSINESS RISKS

The Company in this report makes, and may from time to time elsewhere make, disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such disclosures in this report include, without limitation, statements regarding the development, introduction, acceptance, market and initial shipments for Fusion and the Company's belief, under "Liquidity and Capital Resources", as to the adequacy of its cash resources. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement:

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

Furthermore, announcements by the Company or its competitors of new products could cause customers to defer or forego purchases of the Company's existing products, which would also adversely affect the Company's business and results of operations. There can be no assurance that the Company will be successful in the introduction and volume manufacture of its new Fusion products, that such introduction will coincide with the development by semiconductor manufacturers of their next generation semiconductors or that such products will satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business and results of operations.

ASIA ECONOMIC CONDITIONS

In light of the recent economic downturn in certain Asian countries, there can be no assurance that the Company will be able to obtain additional orders or that it will not experience cancellations of existing orders from customers in or dependent upon such countries, any of which would have an adverse effect on the Company's business and results of operations.

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

                          PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Stockholders on December 9, 1997.

          (b) Stockholders elected Messrs. Roger W. Blethen, Robert J. Boehlke and Roger J. Maggs as Class II Directors to serve additional terms of three years. Messrs. Jacques Bouyer and Samuel Rubinovitz continued to serve as Class III Directors, with their terms of office expiring at the 1998 Annual Meeting of Stockholders. Messrs. Stephen M. Jennings and Robert E. Moore continued to serve as Class I Directors, with their terms of office expiring at the 1999 Annual Meeting of Stockholders.

          (c)  Matters voted upon and the results of the voting were as follows:

               1) Stockholders voted 31,289,489 shares FOR and 1,764,662 shares WITHHELD from the election of Roger W. Blethen as a Class II Director. Stockholders voted 31,272,889 shares FOR and 1,781,262 shares WITHHELD from the election of Robert J. Boehlke as a Class II Director. Stockholders voted 31,311,814 shares FOR and 1,742,337 shares WITHHELD from the election of Roger J. Maggs as a Class II Director.

               2) Stockholders voted 24,860,716 shares FOR; 8,055,952 shares AGAINST and 137,483 shares ABSTAINED (0 broker non-votes) regarding the vote to amend the 1990 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,525,000 shares.

               3) Stockholders voted 27,300,228 shares FOR; 5,605,948 shares AGAINST and 147,975 shares ABSTAINED (0 broker non-votes) regarding the vote to amend the 1993 Employees' Stock Purchase Plan to increase the number of shares of common stock available for issuance thereunder by 300,000 shares.

Item 6. Exhibits and Reports on Form 8-K

          (a)  (i) Exhibit 10 - Material Contracts

                                        - LTX Corporation 1990 Stock Option Plan
                                            (Exhibit 10(B))

                                        - LTX Corporation 1993 Employees' Stock
                                             Purchase Plan (Exhibit 10(D))

                                        - Form of Change-of-Control Employment
                                             Agreement entered into with certain
                                             executive officers as of March 2,
                                             1998 (Exhibit 10(Y))

                                        - First Amendment to Credit Agreement
                                             effective as of the 30th day of
                                             January, 1998, by and among LTX
                                             Corporation, BankBoston, N.A.
                                             and Silicon Valley Bank (Exhibit
                                             10(Z))

               (ii) Exhibit 27 - Financial Data Schedule


          (b) There were no reports on Form 8-K filed during the three months ended January 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LTX Corporation



Date: March 16, 1998             By: /s/ Roger W. Blethen
      --------------                 -------------------------------------------
                                     Roger W. Blethen
                                     Chief Executive Officer and President



Date: March 16, 1998             By: /s/ Carol B. Langer
      --------------                 -------------------------------------------
                                     Carol B. Langer
                                     Vice President, Chief Financial Officer
                                     and Treasurer (Principal Financial Officer)