Form 10-Q
period 1998-04-30
LTX CORP
filed 1998-06-12
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

---
 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                     SECURITIES EXCHANGE ACT of 1934

            For the quarterly period ended   April 30, 1998
                                             ----------------------------------

                                       OR

---
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                      SECURITIES EXCHANGE ACT of 1934

            For the transition period from                to
                                             -------------   ------------------


                    Commission File Number     0-10761
                                             ---------

                                 LTX CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

 MASSACHUSETTS                                                                    04-2594045
----------------------------------------------------------------------------------------------------------
 (State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)



 LTX Park at University Avenue, Westwood, Massachusetts                            02090
----------------------------------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                                       (Zip Code)


 Registrant's Telephone Number, Including Area Code    (781) 461-1000
                                                      -------------------------


-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days       Yes  X    No
                                                   ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding at June 8, 1998
---------------------------------------        --------------------------------
Common Stock, par value $0.05 per share                    35,366,319

                                 LTX CORPORATION

                                      INDEX

                                                             Page Number

Part I.   FINANCIAL INFORMATION

       Consolidated Balance Sheet                                 1
            April 30, 1998 and July 31, 1997


       Consolidated Statement of Operations
            Three months and nine months ended                    2
            April 30, 1998 and April 30, 1997

       Consolidated Statement of Cash Flows
            Nine months ended April 30, 1998                      3
            and April 30, 1997


       Notes to Consolidated Financial Statements               4 - 6


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations            7 - 11



Part II.  OTHER INFORMATION

       Item 1 - Legal Proceedings                                 12

       Item 6 - Exhibits and Reports on Form 8-K                  12


SIGNATURES                                                        13

                                 LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                        (In thousands, except share data)

                                                                    April 30,         July 31,
                                                                      1998              1997
                                                                    ---------         --------
ASSETS
Current assets:
   Cash and equivalents                                             $  46,953        $  67,800
   Accounts receivable, less allowances of $1,900, and $1,100          50,483           40,845
   Inventories                                                         75,909           54,947
   Other current assets                                                 3,859            4,016
                                                                    ---------        ---------
      Total current assets                                            177,204          167,608

Property and equipment, net                                            43,656           42,958
Other assets                                                            2,733            2,980
                                                                    ---------        ---------
                                                                    $ 223,593        $ 213,546
                                                                    =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and current portion of
      long-term liabilities                                         $  10,832        $  11,514
   Accounts payable                                                    39,630           23,887
   Accrued expenses and restructuring charges                          11,405           11,933
   Unearned service revenues and customer advances                     14,327            5,156
                                                                    ---------        ---------
      Total current liabilities                                        76,194           52,490

Long-term liabilities, less current portion                            10,792           13,550
Convertible subordinated debentures                                     7,308            7,308
Stockholders' equity:
   Common stock, $0.05 par value                                        1,895            1,881
          (37,881,123 and 37,624,668 shares issued)
   Additional paid-in capital                                         196,746          195,798
   Accumulated deficit                                                (57,581)         (53,120)
   Less - Treasury stock at cost                                      (11,761)          (4,361)
          (2,547,500 and 947,500  shares)
                                                                    ---------        ---------
      Total stockholders' equity                                      129,299          140,198
                                                                    ---------        ---------
                                                                    $ 223,593        $ 213,546
                                                                    =========        =========



           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                              Three Months                   Nine Months
                                                                  Ended                        Ended
                                                                April 30,                     April 30,
                                                         -----------------------       --------------------------
                                                           1998            1997          1998              1997
                                                         --------        -------       ---------        ---------

Net sales                                                $ 54,130        $49,497       $ 163,468        $ 140,946

Cost of sales                                              39,766         33,307         110,120           96,903

Inventory provision for product line restructuring              -              -               -            9,250
                                                         --------        -------       ---------        ---------
        Gross margin                                       14,364         16,190          53,348           34,793

Engineering and product development                         8,350          5,761          22,994           17,200
  expenses

Selling, general and administrative expenses               12,812          9,586          34,767           28,582

Product line restructuring costs                                -              -               -            6,750
                                                         --------        -------       ---------        ---------
        Income (loss) from operations                      (6,798)           843          (4,413)         (17,739)

Interest (income) expense, net                                132              7              48             (154)
                                                         --------        -------       ---------        ---------
        Income (loss) before income taxes                  (6,930)           836          (4,461)         (17,585)

Provision for income taxes                                   (596)           119               0              119
                                                         --------        -------       ---------        ---------
        Net income (loss)                                ($ 6,334)       $   717       ($  4,461)       ($ 17,704)
                                                         ========        =======       =========        =========

Earnings per share:

Net income (loss):
  Basic                                                  $  (0.17)       $  0.02       $   (0.12)       $   (0.50)
  Diluted                                                $  (0.17)       $  0.02       $   (0.12)       $   (0.50)

Weighted average number of shares:
  Basic                                                    36,797         35,408          36,757           35,432
  Diluted                                                  36,797         36,855          36,757           35,432



           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                   Nine Months
                                                                                      Ended
                                                                                    April 30,
                                                                            ------------------------
                                                                              1998             1997
                                                                            --------        --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                        $ (4,461)       $(17,704)
     Add (deduct) non-cash items:
        Depreciation and amortization                                          9,229           7,963
        Exchange gain                                                            (15)           (154)
   Changes in assets and liabilities:
        Accounts receivable                                                  (10,864)          8,470
        Inventories                                                          (22,032)          9,954
        Other current assets                                                     157             209
        Other assets                                                             250              48
        Accounts payable                                                      15,972          (7,438)
        Accrued expenses and restructuring charges                            (6,776)          2,173
        Unearned service revenues and customer advances                        9,171          (2,372)
                                                                            --------        --------
     Net cash provided by (used in) operating activities                      (9,369)          1,149
                                                                            --------        --------

CASH USED IN INVESTING ACTIVITIES:
   Maturities of held-to-maturity securities, net                                  -           9,941
   Expenditures for property and equipment                                   (10,167)        (10,872)
                                                                            --------        --------
     Net cash used in investing activities                                   (10,167)           (931)
                                                                            --------        --------

CASH USED IN FINANCING ACTIVITIES:
   Proceeds from stock purchase and option plans                                 962           1,020
   Repayments of bank debt                                                      (376)         (1,306)
   Repayments of long-term debt                                               (2,976)         (2,667)
   Proceeds from lease financing and sale-leaseback                            1,451           2,435
   Purchase of treasury stock                                                      -          (3,356)
                                                                            --------        --------
     Net cash used in financing activities                                      (939)         (3,874)
                                                                            --------        --------

Effect of exchange rate changes on cash                                         (372)           (522)
                                                                            --------        --------
Net decrease in cash and equivalents                                         (20,847)         (4,178)
Cash and equivalents at beginning of period                                   67,800          66,069
                                                                            --------        --------
     Cash and equivalents at end of period                                  $ 46,953        $ 61,891
                                                                            ========        ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid during the period for:
     Interest                                                               $  1,485        $  1,742
     Income taxes                                                                979           1,951

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
1,600,000 shares of LTX common stock received by LTX                        $  7,400
as consideration for certain marketing, sales and
manufacturing rights and held in treasury


           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   THE COMPANY
     LTX Corporation (the "Company") designs, manufactures, and markets automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, mixed technology, mixed signal, and discrete semiconductor components. Headquartered in Westwood, Massachusetts, the Company has development and manufacturing facilities in Westwood, Massachusetts and San Jose, California and worldwide sales and service facilities to support its customer base.

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

     Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                        April 30,   July 31,
                                          1998        1997
                                        ---------   --------
                                           (In thousands)

              Raw materials              $24,220    $14,482
              Work-in-process             33,934     24,409
              Finished goods              17,755     16,056
                                         -------    -------

                                         $75,909    $54,947
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

     A reconciliation between basic and diluted earnings per share is as follows:

                                                Three Months                  Nine Months
                                                   Ended                        Ended
                                                 April 30,                     April 30,
                                         -----------------------       ------------------------
                                           1998            1997          1998            1997
                                         --------        -------       --------        --------
                                                (In thousands, except per share amounts)
Net income (loss)                        ($ 6,334)       $   717       ($ 4,461)       ($17,704)

Basic EPS
    Basic common shares                    36,797         35,408         36,757          35,432
    Basic EPS                            $  (0.17)       $  0.02       $  (0.12)       $  (0.50)

Diluted EPS
    Basic common shares                    36,797         35,408         36,757          35,432
    Plus: Impact of stock options               -            860              -               -
    Plus: Impact of stock warrants              -            587              -               -
                                         --------        -------       --------        --------
    Diluted common shares                  36,797         36,855         36,757          35,432
    Diluted EPS                          $  (0.17)       $  0.02       $  (0.12)       $  (0.50)


4.   INTEREST EXPENSE AND INCOME
     Interest expense and income were as follows:

                                                Three Months                  Nine Months
                                                   Ended                        Ended
                                                 April 30,                     April 30,
                                         -----------------------       ------------------------
                                           1998            1997          1998            1997
                                         --------        -------       --------        --------
                                              (In thousands)                (In thousands)

             Expense                          $500        $642          $1,629           $2,012
             Income                           (368)       (635)         (1,581)          (2,166)
                                              ----        ----          ------           ------
     Interest (income) expense, net           $132        $  7          $   48           ($ 154)
                                              ====        ====          ======           ======

                                LTX CORPORATION

                                  (Unaudited)


5.  ANDO AGREEMENT
On April 24, 1998, the Company entered into an agreement with Ando Electric Co., Ltd. ("Ando") of Japan to market and develop LTX's Fusion system-on-a chip test platform for Japanese customers, with certain exceptions. In exchange for certain marketing, sales and manufacturing rights for Fusion in Japan, Ando paid LTX $10 million and delivered to LTX 1,600,000 shares of LTX common stock. Ando has also agreed to pay royalties to LTX on future sales to Fusion in Japan, and to reduce the interest rate on $14,000,000 of debt from 8% to 5.5% as of March 30, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                                                                                                      Percentage
                                                          Percentage of Net Sales                 Increase/(Decrease)
                                              ---------------------------------------------    ------------------------
                                                  Three Months               Nine Months       Three Months Nine Months
                                                     Ended                      Ended               1998      1998
                                                   April 30,                  April 30,             Over      Over
                                             -------------------        -------------------
                                              1998          1997         1998          1997         1997      1997
                                             -----         -----        -----         -----        -----      -----
Net sales                                    100.0%        100.0%       100.0%        100.0%        9.4%      16.0%

Cost of sales                                 73.5          67.3         67.4          68.7        19.4       13.6

Inventory provision for product line           -             -            -             6.6         N/A        N/M
     restructuring
                                             -----         -----        -----         -----
     Gross margin                             26.5          32.7         32.6          24.7       (11.3)      53.3

Engineering and product
     development expenses                     15.4          11.6         14.0          12.2        44.9       33.7

Selling, general and
     administrative expenses                  23.7          19.4         21.3          20.3        33.7       21.6

Product line restructuring costs               -             -            -             4.8         N/A        N/M
                                             -----         -----        -----         -----

     Income (loss) from operations           (12.6)          1.7         (2.7)        (12.6)        N/M        N/M

Interest (income) expense, net                 0.2           -            -            (0.1)        N/M        N/M
                                             -----         -----        -----         -----

     Income (loss) before income
        taxes                                (12.8)          1.7         (2.7)        (12.5)        N/M        N/M

Provision for income taxes                    (1.1)          0.3          -             0.1         N/M        N/M
                                             -----         -----        -----         -----
     Net income (loss)                       (11.7)%         1.4%        (2.7)%       (12.6)%       N/M        N/M
                                             =====         =====        =====         =====


N/A - Not Applicable
N/M - Not Meaningful

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

RESULTS OF OPERATIONS

Net sales for the three months ended April 30, 1998, were $54.1 million as compared to $49.5 million in the same quarter of the prior year, an increase of 9.4%. The increase in net sales includes $7.4 million of revenue related to the alliance with Ando (see note 5 to consolidated financial statements). Excluding the Ando revenue, sales decreased 5.6% from the same quarter of the prior year due to the slowdown in the semiconductor business during the three months ended April 30, 1998, which resulted in a significant number of orders not materializing, particularly in the Asia Pacific region. For the six months ended April 30, 1998, net sales were $163.5 million as compared to $140.9 million for the same period of the prior year, an increase of 16.0%. The year to date increase is due primarily to an increase in shipments of the Company's Delta/STE mixed technology test systems as well as more favorable semiconductor equipment industry conditions on a year to date basis since the first nine months of the prior fiscal year.

The gross profit margin was 26.5% of net sales for the three months ended April 30, 1998, as compared to 32.7% for the three months ended April 30, 1997. Gross profit margin for the three months ended April 30, 1998, was 25.1%, excluding the favorable effect of the Ando transaction of $7.4 million and the unfavorable effect of inventory and other provisions of $5.0 million. The decrease in gross profit margin over the prior year is due primarily to the adverse effect of an unfavorable product mix and the lower level of sales relative to fixed manufacturing and applications assistance costs.

For the nine months ended April 30, 1998, gross profit margin was 32.7% as compared to 31.2% excluding the inventory provision for product line restructuring, for the nine months ended April 30, 1997. The improvement in gross profit margin for the nine months is a result of the proportionately lower fixed manufacturing costs and costs associated with the Company's applications assistance and customer support organizations relative to the higher net sales and the benefit of product cost reductions.

In the first quarter of the prior fiscal year, the Company redirected its product strategy to focus primarily on functionally complex devices known as "systems-on-a-chip." As a result, for the nine months ended April 30, 1997, the gross profit margin was reduced by a $9.3 million inventory provision, associated with non-strategic Digital products. In addition to the inventory provision, the Company also recorded a charge of $6.7 million in the nine months ended April 30, 1997, for canceled non-strategic development projects and other costs associated with the change in product strategy.

Engineering and product development expenses were $8.4 million, or 15.4% of net sales, in the three months ended April 30, 1998, as compared to $5.8 million, or 11.6% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 1998, engineering and product development expenses were $23.0 million, or 14.0% of net sales, as compared to $17.2 million, or 12.2% of net sales, in the nine months ended April 30, 1997. The increase in engineering expenses reflects the Company's continued investment in the development of its single platform test system, Fusion(TM), for testing "system-on-a-chip" devices.

Selling, general and administrative expenses were $12.8 million, or 23.7% of net sales, in the three months ended April 30, 1998, as compared to $9.6 million, or 19.4% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 1998, selling, general and administrative expenses were $34.8 million, or 21.3% of net sales, as compared to $28.6 million, or 20.3% of net sales, in the nine months ended April 30, 1997. The increase in selling, general and administrative expenses relates primarily to increased advertising and promotion costs associated with the product introduction of Fusion and the expansion of the Company's sales organization.

There was no provision for income taxes for the nine months ended April 30, 1998, due to the net loss for the period. The provision for income taxes of $0.1 million for the nine months ended April 30, 1997, reflects certain state and foreign tax provisions.

The decreased net product sales, decreased gross profit margin and continued investment in Fusion product development and promotion costs resulted in a net loss of $6.3 million, or $(0.17) per share, for the three months ended April 30, 1998, as compared to net income of $0.7 million, or $0.02 per share, in the same period of the prior year. For the nine months ended April 30, 1998, the net loss was $4.5 million or $(0.12) per share as compared to a net loss of $17.7 million, or $(0.50) per share, in the same period of the prior year. The prior year's net loss included an inventory provision and restructuring charges totaling $16.0 million, or $(0.45) per share.

Industry conditions further weakened during the three months ended April 30, 1998, particularly in certain countries in the Asia market due to economic conditions in that region. Management believes that weak semiconductor equipment industry conditions will continue for the near term. Until there is substantial improvement in industry conditions, the weak industry conditions will continue to adversely affect the Company's results of operations. The Company's results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or lower than anticipated margins due to unfavorable product mix. The Company has taken steps to reduce discretionary spending and capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were $47.0 million at April 30, 1998, as compared to $67.8 million at July 31, 1997. The decrease in cash balances of $20.8 million was a result of cash used in operating activities of $9.4 million, $10.2 million of cash used for additions to property and equipment, $0.9 million of cash used in financing activities and $0.4 million for the effect of exchange rate changes on cash.

The negative cash flow from operations was a result of the $10 million of cash received under the Ando alliance, offset by a combination of higher accounts receivable levels and the increase in inventories, net of accounts payable, in the period. The increase in accounts receivable relates to extended payment terms with certain key customers as well as the timing of shipments during the quarter. The increase in inventories is a result of materials purchased for the future deliveries of Fusion and finished goods for anticipated orders which did not materialize during the quarter. The increase in accounts payable in the period is a result of the higher level of inventory purchases.

Property and equipment additions were $10.2 million in the nine months ended April 30, 1998; additions during the period included test systems and spares modules for the Company's product development programs and customer support requirements as well as computer equipment.

Payments of long-term debt of $3.0 million in the nine months ended April 30, 1998, reflect a $2.0 million semi-annual principal payment on a long term note made in January. The Company's Japanese subsidiary repaid $0.4 million of bank borrowings during the period. During the nine months ended April 30, 1998, the Company received $1.3 million in proceeds from the sale-leaseback of capital equipment. There were no borrowings outstanding at April 30, 1998, or July 31, 1997, under the Company's working capital line of credit with its domestic banks.

Management believes that the Company has sufficient cash resources to meet its remaining fiscal 1998 cash requirements. These resources include cash balances of $47.0 million at April 30, 1998, together with the borrowing availability under its domestic working capital and equipment lease line and future cash flows from operations.

BUSINESS RISKS

In this report the Company makes, and may from time to time elsewhere make, disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such disclosures in this report include, without limitation, statements regarding semiconductor equipment industry conditions, the development, introduction, acceptance, market and initial shipments for Fusion and the Company's belief, under "Liquidity and Capital Resources," as to the adequacy of its cash resources. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement:

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

YEAR 2000

Many computer systems will experience problems handling dates beyond the year 1999 because the systems are coded to accept only two-digit entries in the date code field. Therefore, some computer hardware and software will need to be modified in order to address this problem. The Company is assessing the readiness of its products sold to customers for handling Year 2000 issues, as well as its own internal business systems and the products and internal business systems of its suppliers. Although the Company is not aware of any material operational costs or issues associated with Year 2000 compliance, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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

Item 1.   Legal Proceedings

               In June 1996, the Company was notified by Korean semiconductor manufacturer Daewoo that certain purchase agreements aggregating $50.1 million were not properly authorized and would not be honored.

               The Company initiated litigation seeking to enforce those agreements in June 1996. In September 1997, a federal district court judge in Boston, Massachusetts determined that the court does not have jurisdiction in this lawsuit. In March 1998, the U.S. Court of Appeals for the First Circuit affirmed the jurisdictional decision of the district court. These purchase agreements were not included in the Company's backlog at April 30, 1998 or July 31, 1997.

               The Company has no other material pending legal proceedings other than routine litigation relating to its business.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  (i)  Exhibit 10 - Material Contracts
                    - Fusion Agreement dated as of the 24th day of April, 1998, by and between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(AA))*
                    - Second Amendment to Credit Agreement effective as of the
                      29th day of April, 1998, by and among LTX Corporation, BankBoston, N.A. and Silicon Valley Bank (Exhibit 10(BB))

               (ii) Exhibit 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K filed during the three months ended April 30, 1998.


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

                                LTX Corporation

Date: June 12, 1998            By:      /s/ Roger W. Blethen
      ---------------              --------------------------------------------
                                        Roger W. Blethen
                                   Chief Executive Officer and President

Date: June 12, 1998            By:      /s/ Carol B. Langer
      ---------------              --------------------------------------------
                                        Carol B. Langer
                          Vice President, Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)