Form 10-K405
period 1998-07-31
LTX CORP
filed 1998-10-29
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1998
                                      OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NO. 000-10761
                         -----------------------------
                                LTX CORPORATION
            (Exact name of registrant as specified in its charter)

 MASSACHUSETTS                                             04-2594045
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

UNIVERSITY AVENUE, WESTWOOD, MASSACHUSETTS                       02090
(Address of principal executive offices)                       (Zip Code)
                                (781) 461-1000
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange
              Title of each class                       on which registered
              -------------------                       ---------------------

                                     None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT-.

                    COMMON STOCK, PAR VALUE $0.05 PER SHARE
             7-1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No - .
                                                -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on October 1, 1998 was $70,752,682.

     Number of shares outstanding of each of the issuer's classes of Common Stock as of October 1, 1998:

          Common Stock, Par Value $0.05 Per Share, 35,508,736 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT IN CONNECTION WITH ITS 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K REPORT. THE COMPENSATION COMMITTEE REPORT AND STOCK PERFORMANCE GRAPH OF THE REGISTRANT'S PROXY STATEMENT ARE EXPRESSLY NOT INCORPORATED HEREIN BY REFERENCE.

                                LTX CORPORATION

                                     INDEX

                                                                           Page
PART I
Item 1.   Business Overview                                                  1
          Industry Background                                                1
          Company Strategy                                                   2
          Products and Markets                                               3
          Service                                                            6
          Sales and Distribution                                             6
          Customers                                                          7
          Engineering and Product Development                                7
          Manufacturing and Supply                                           7
          Competition                                                        7
          Backlog                                                            8
          Proprietary Rights                                                 8
          Executive Officers of the Company                                  8
          Employees                                                          9
          Environmental Affairs                                              9
Item 2.   Properties                                                         9
Item 3.   Legal Proceedings                                                  9
Item 4.   Submission of Matters to a Vote of Security Holders                9

PART II
Item 5.   Market Value for the Registrant's Common Stock and Related
           Security Holder Matters                                          10
Item 6.   Selected Consolidated Financial Data                              11
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk        18
Item 8.   Financial Statements and Supplementary Data                       19
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                              37

PART III
Item 10.  Directors and Executive Officers of the Registrant                37
Item 11.  Executive Compensation                                            37
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management                                                       37
Item 13.  Certain Relationships and Related Transactions                    37

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   37
          Financial Statements                                              37
          Schedules                                                         38
          Exhibits                                                          39
          Listing of Exhibits                                               39
          Reports on Form 8-K                                               41
          Exhibits                                                          41
          Signatures                                                        42

LTX(R), HiPer(R), Fusion(TM) and enVision(TM) are all trademarks of LTX Corporation.

PART I

ITEM 1.   BUSINESS OVERVIEW

  LTX Corporation ("LTX" or the "Company") designs, manufactures and markets automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits ("ICs"). The Company's newly introduced Fusion(TM) product is a single test platform that can be configured to test system-on-a-chip devices, digital VLSI devices including microprocessors and microcontrollers, and analog/mixed signal devices. The Company also sells service and applications support for its test systems. The semiconductors tested by the Company's systems are widely used in the computer, communications, automotive and consumer electronics industries. The Company markets its products worldwide to manufacturers of system-on-a-chip, digital, analog and mixed signal ICs.

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

  Demand for STE is driven by overall business expansion in the semiconductor industry and advances in semiconductor technology. When demand for semiconductors increases, semiconductor manufacturers often purchase STE to meet their growing capacity requirements. Advances in semiconductor technology have allowed for increasingly complex semiconductor devices with improved performance, lower cost and greater reliability than earlier generations of devices. As a result, the use of semiconductors has proliferated across many industries, particularly in applications for the computer, communications, automotive and consumer electronics industries. In turn, semiconductor manufacturers are demanding STE that is faster, more versatile, more accurate, more productive and easier to program and maintain.

  Prices of STE systems generally increase as their capabilities increase. The acquisition of STE represents a significant investment on the part of the Company's customers, who typically consider both the capital and long-term operating costs of the test system in the acquisition process. Factors that can vary from one test system to another, and thereby affect the total cost of testing, include:

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

  Software. Test system operating software that is easier to use and more powerful reduces the amount of engineering resources needed to develop test programs and operate test systems.

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

COMPANY STRATEGY

  The key components of the Company's strategy are as follows:

  Develop Single Test Platform for Testing Systems-on-a-Chip

  In fiscal 1997, the Company reorganized and integrated its analog/mixed signal and digital engineering organizations to develop a single platform systems-on-a-chip test system, Fusion. By focusing its resources on a single, shared technology product roadmap, the Company believes it will be able to deliver the best mixed signal, digital and embedded memory test performance for testing system-on-a-chip devices. The Fusion test system enables complete functional testing of the embedded mixed signal, digital and memory components of a system-on-a-chip device, as well as performing system-level testing related to the devices' end-use application. The Company believes that superior test performance at the subcomponent level, without compromising functionality, is necessary to meet the requirements of the emerging systems-on-a-chip market.
The Company began shipping Fusion HT and AC products during the fourth quarter of fiscal 1998, and began shipping Fusion HF products during the first quarter of fiscal 1999.

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

  Emphasize Quality and Reliability

  The Company's quality program is designed to continually improve all of its processes and increase the satisfaction of its customers. The Company believes that this program will lead to: more efficient and timely performance in engineering projects; improvement in manufacturing costs through the reduction of defective products and manufacturing cycle time; better on-time delivery performance; and greater reliability of its test systems. The Company's worldwide design, manufacturing and service functions are ISO 9001 certified.

  Leverage Ando Alliance in Japan

  The Japanese semiconductor industry represents the second largest market in the world for STE. In Japan, the Company encounters significant competition from local STE manufacturers. In fiscal 1998, the Company entered into an agreement with Ando Electric Co., Ltd. ("Ando"), a Japanese STE manufacturer and majority-owned subsidiary of NEC, to develop, manufacture and market Fusion for Japanese customers. The Company believes that its alliance with Ando will better enable it to penetrate the market for Fusion in Japan.

PRODUCTS AND MARKETS

 Market Overview

  The Company currently sells products in three broad semiconductor markets:

     . System-on-a-chip devices,

     . Analog and mixed signal devices, and

     . Digital VLSI devices.

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

  System-on-a-Chip ICs

  System-on-a-chip ICs incorporate VLSI logic cores, embedded memory and mixed signal interfaces on a single device and, therefore, can be used as a product's entire electronic system. System-on-a-chip ICs will enable the graphics, display, multimedia capabilities and communications functions of the next generation of electronics products. These products include advanced pagers, digital cameras, and cellular phones; digital high-definition televisions and home satellite set-top boxes; mobile Internet terminals and modems; personal digital assistants with real-time audio and video; active suspension and automotive collision avoidance systems; powerful graphics accelerators; and digital motor controls. The need to test system-on-a-chip ICs at both the subcomponent level and the system level will require test equipment with high performance logic, memory and mixed signal capabilities.

  Mixed Signal and Analog ICs

  Mixed Signal ICs are used in almost every electronic application. Physical occurrences, such as sound, images, temperature, pressure, speed, acceleration, position and rotation, consist of continuously varying information. Analog ICs are used to amplify, filter and shape this information. Mixed signal ICs convert the signals from analog ICs into digital signals that can be processed by a computer. Mixed signal devices also convert processed digital information into a analog form to control physical phenomena or to improve sound and images.

  Mixed signal and analog ICs are widely used in automobiles, appliances, personal computers, telephone systems, personal communication products, such as cellular telephones and pagers, and home entertainment products. The complexity and density of these ICs have increased rapidly over the past several years, as the demand for portable, battery-operated products has required IC manufacturers to integrate more functions on each chip and reduce size and power consumption. These technological advances have resulted in increased demand for higher performance analog/mixed signal test systems.

  Digital ICs

  Digital ICs include microprocessors, microcontrollers, programmable DSPs (digital signal processing), microperipherals and logic/ASIC (application specific IC) devices. These ICs are used for computing, controlling and calculating functions, and are at the heart of most electronic products. The most well known of these devices is the microprocessor, which is the enabler of personal computer technology. Microcontrollers, however, are much more broadly used in automobiles, appliances, home entertainment products and many other electronic products which utilize electronic control functions. Microprocessors can cost hundreds or even thousands of dollars, while microcontrollers typically cost tens of dollars. Microcontrollers can be as digitally complex as microprocessors and also often include analog functionality. The testing of these devices requires high performance digital test capabilities and mixed signal test instruments.

  Product Overview

  Fusion Product Family

  During fiscal 1998, the Company introduced its Fusion product family which offers a "one test platform, zero compromises" solution for testing the full spectrum of system-on-a-chip, mixed signal, digital and analog integrated circuits. The Fusion product family provides customers the highest available test performance and cost-efficiency to speed the time to market of digital mixed signal and system-on-a-chip ICs. The Fusion product family is available in the following configurations:

  . Fusion HF, a fully integrated test configuration for system-on-a-chip applications, and

  . Fusion HT and Fusion AC, fully integrated test configurations for advanced and high-speed mixed signal applications.

  In addition, the Fusion product family is supported by enVision++(TM), LTX's new programming environment, which combines the flexibility of the Company's enVision(TM) operating system with Cadence, its test language for mixed signal ICs. enVision++ drives rapid productivity improvements by allowing test engineers to define tests easier and faster. It also allows engineers the option of programming with a graphical user interface while having access to a complete, incremental test code environment for new test development or device-specific test requirements.

  Fusion HF

  The Fusion High Functionality ("HF") test head contains high pin count digital and mixed signal technology to test all aspects of a system-on-a-chip device in a single insertion. The HF test head contains 32 mixed signal slots, 64 HiPer II digital pin slots and 8 radio frequency ("RF") or power module slots, thus enabling it to test both digital and analog signals. The HF test head can be configured with up to 1,024 digital pins.

  The HF can support a wide range of mixed signal test solutions such as RF, smart power, precision high voltage analog channels, precise timebase analyzers, powerful DSP-based synthesizer and digitizers for high-speed and high-resolution embedded converters.

  Fusion HT and Fusion AC

  The Fusion HT and Fusion AC test systems are designed for high throughput testing of complex mixed signal devices.

  The Fusion HT features up to 48 digital and 48 analog pins, RF test instruments, and smart power test technology. Typical device types tested on the Fusion HT include RF/wireless, smart power and consumer video and audio. The Fusion HT, powered by enVision++, is fully compatible with the Synchro HT.

  The Fusion AC features up to 96 digital and 96 analog pins and high-speed DSP instruments. Typical device types tested on the Fusion AC include high-speed local area networks ("LAN"), disk drive, and data communications. The Fusion AC is also powered by enVision++, and is fully compatible with the Synchro AC.

  Ando Alliance

  In fiscal 1998, the Company entered into a development, manufacturing and marketing agreement with Ando, a Japanese STE manufacturer and majority-owned subsidiary of NEC, relating to Fusion. The Company has granted Ando exclusive rights to manufacture and sell Fusion in Japan and has retained exclusive rights to manufacture and sell Fusion outside of Japan, with certain exceptions in each case.

  Under the agreement, Ando will establish a new division, charged with marketing, sales, applications, engineering and customer support for the Fusion product line in Japan. The alliance will provide for common product hardware and software and will unite both companies' R&D efforts to jointly develop new options and capabilities for Fusion, including LTX's enVision++ operating system. In addition, LTX and Ando will each represent a second supply source for the other's customers.

  Other Products

  Synchro Series

  Synchro test systems are designed for high throughput testing of analog devices and for testing mixed signal devices that require high digital pattern rates and high digital pin counts along with analog signal generation and measurement requirements. The Synchro features a per-pin architecture which allows for concurrent control of both analog and digital resources at each pin of the IC under test. This design permits the generation of test signals and measurements on many device pins at the same time, producing faster test times on high pin count ICs. The Synchro systems are modular in design, which enables customers to add new options to their systems in the future. This allows customers to increase the capability of their Synchro system to meet their new test requirements. Since its introduction, the Company has significantly upgraded the performance and capabilities of the Synchro through the introduction of new hardware and software.

  The Synchro Series includes the Synchro II, Synchro Plus and Synchro ProductionPAC test systems:

  Synchro II. The configuration of the Synchro II test system is flexible. This permits LTX customers to choose from a wide array of options to meet the test requirements of a broad range of analog/mixed signal devices.

  Synchro Plus. The Synchro Plus test system is configured with SuperSpeed Data Pins which can test mixed signal devices at data rates in excess of 300 MHz.
The Synchro Plus system addresses the test requirements of new, high speed devices used in applications such as disk drives for personal computers and advanced asynchronous transfer mode ("ATM") interface boards used to support the development of the information superhighway.

  Synchro ProductionPAC

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

 Software Tools for Synchro

  The Company offers two software options to facilitate the development of test solutions off-line, called Device Tool and Synchro Models Toolbox. These software tools work in conjunction with IC design and simulation software allowing test solutions to be designed and debugged with a model of the IC. Device Tool and the Synchro Models Toolbox allow for the development of test solutions concurrent with the design of the IC, reducing customers time to market for the IC.

  Delta/STE

  The Delta/STE, introduced in fiscal 1996, incorporates mixed signal technology with digital technology to address the test requirements of a new generation of devices with high performance analog signal interfaces to complex digital functions. These new devices are enabling the development of powerful, yet low cost consumer electronic products in areas such as multimedia and portable communications. The Delta/STE operates with the Company's enVision graphical software environment.

  In fiscal 1993, the Company entered into a development, manufacturing and marketing agreement with Ando relating to the Company's Delta resource-per-pin digital test system. Under the agreement, the Company granted Ando exclusive rights in Japan to manufacture digital test systems based on the Company's Delta resource-per-pin digital technology. The Company retained exclusive manufacturing rights outside of Japan. Ando has the exclusive right in Japan to sell its test systems based upon the Delta resource-per-pin digital technology and the Company has exclusive marketing rights to these test systems for the rest of the world, with certain exceptions in each case.

  enVision Software for Delta STE

  enVision, the Company's object-oriented programming software is designed for use on all of its digital test systems. In earlier generation software languages, programming commands made direct reference to the hardware of the test system, which required the user to have a detailed knowledge of the system's hardware. In contrast, this detailed knowledge is not required when using enVision, thereby allowing the programmer to focus attention on refining the test program for the specific IC under test. Thus, the Company has designed enVision to be more device oriented than tester oriented. enVision permits a user to test multiple devices at the same time, significantly improving the throughput of the Company's digital test systems. enVision is an integral feature of the Delta/STE.

 iPTest Division

  The Company's iPTest division manufactures systems that are used to test power
discrete components, such as power transistors.   In August 1998, the Company
announced its plans to divest its iPTest division.

SERVICE

  The Company considers service to be an important aspect of its business. The Company's worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by the Company, including routine servicing of components manufactured by third parties. The Company provides various parts and labor warranties on test systems or options designed and manufactured by the Company, and labor warranties on components that have been purchased from other manufacturers and incorporated into the Company's test systems. The Company also provides training on the maintenance and operation of test systems sold to its customers.

  The Company offers a wide range of service contracts, which gives its customers the flexibility to select the maintenance program best suited to their needs. Customers may purchase service contracts which extend maintenance beyond the initial warranty provided by the Company with the sale of its test systems. Many customers enter into annual or multiple-year service contracts over the life of the equipment. The pricing of contracts is based upon the level of service provided to the customer and the time period of the service contract.
As the installed base of LTX test systems has grown, service revenues have been increasing on an annual basis. The Company believes that service revenues should be less affected by the cyclical nature of the semiconductor industry than sales of test equipment. The Company maintains service centers around the world.

SALES AND DISTRIBUTION

  The Company sells its products primarily through its worldwide sales organization. In Japan, the Company sells, services and supports its Fusion and digital products through its alliance with Ando and its other products through its joint venture with Sumitomo Metal Industries Ltd. ("SMI"). The Company uses a small number of independent sales representatives and distributors in certain other regions of the world.

  Sales to customers outside the United States are subject to risks, including the imposition of governmental controls, the need to comply with a wide variety of foreign and United States export laws, political and economic instability, trade restrictions, changes in tariffs and taxes, longer payment cycles typically associated with international sales, and the greater difficulty of administering business overseas, as well as general economic conditions. Sales by the Company to customers outside the United States are primarily denominated in United States dollars. Sales by the Company to customers outside North America were 60%, 67% and 64% of total sales of the Company in fiscal 1998, 1997 and 1996, respectively.

CUSTOMERS

  The Company's customers include many of the world's leading semiconductor manufacturers. No single customer accounted for 10% or more of net sales in fiscal 1998 or 1996. In fiscal 1997, sales to two customers accounted for 13% and 12% of net sales, respectively.

ENGINEERING AND PRODUCT DEVELOPMENT

  The STE market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. The Company's ability to remain competitive will depend upon its ability to successfully enhance existing test systems and develop new generations of test systems and to introduce these new products on a timely and cost-effective basis. Accordingly, the Company devotes a significant portion of its personnel and financial resources to engineering and product development programs and seeks to maintain close relationships with its customers in order to be responsive to their product needs. The Company's expenditures for engineering and product development were $34.3 million, $23.4 million and $22.9 million during fiscal 1998, 1997 and 1996, respectively. Through the Company's alliance with Ando, additional engineering and product development resources are being applied to the development of new options for Fusion.

  The Company's engineering strategy is to develop its test systems in an evolutionary manner so that they may be progressively upgraded. This approach preserves its customers' substantial investments in test programs, and, in general maintains market acceptance for the Company's test systems. In order to implement this strategy, the Company works closely with its customers to define new product features and to identify emerging applications for its products.

MANUFACTURING AND SUPPLY

  LTX's principal manufacturing operations consist of component parts assembly, final assembly and testing at its manufacturing facilities in Westwood, Massachusetts and San Jose, California. In August 1998, the Company announced the consolidation of its manufacturing facilities to Westwood, Massachusetts. The consolidation is estimated to be completed by February 1999. During times of peak demand, the Company anticipates that its alliance with Ando will enable it to satisfy customers requirements through a second supply source for Fusion. In addition, the Company outsources certain subassemblies to contract manufacturers. The Company uses standard components and prefabricated parts manufactured to the Company's specifications. Most of the components for the Company's products are available from a number of different suppliers; however, certain components are purchased from a single supplier. Although LTX believes that all single-source components currently are available in adequate amounts, there can be no assurance that shortages will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

COMPETITION

  The STE industry is highly competitive, with many other domestic and foreign companies participating in the markets for each of the Company's products. The Company's principal competitors in the market for system-on-a-chip test systems are Hewlett-Packard Company, Teradyne, Inc. and Credence Systems Corporation. The Company's major competitors in the market for digital test systems are Schlumberger Limited, Teradyne, Inc., Hewlett-Packard Company and Credence Systems Corporation, except in Japan where the Company's major competition also includes Advantest Corporation. The Company's principal competitor for analog/mixed signal test systems is Teradyne, Inc. Most of the Company's major competitors are also suppliers of other types of automatic test equipment and have significantly greater financial and other resources than the Company.

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

BACKLOG

  At July 31, 1998, the Company's backlog of unfilled orders for all products and services was $62.9 million, compared with $65.1 million at July 31, 1997. The Company expects to deliver approximately 90% of its July 31, 1998 backlog in fiscal 1999. Included in the 1998 backlog is $10 million of deferred revenue relating to the Company's April 1998 transaction with Ando (see Results of Operations). While backlog is calculated on the basis of firm orders, no assurance can be given that customers will purchase the equipment subject to such orders. As a result, the Company's backlog at a particular date is not necessarily indicative of actual sales for any succeeding period.

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

  The Company licenses some software programs from third party developers and incorporates them in the Company's products. Generally, such agreements grant the Company non-exclusive licenses with respect to the subject program and terminate only upon a material breach by the Company. The Company believes that such licenses are generally available on commercial terms from a number of licensors.

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

EXECUTIVE OFFICERS OF THE COMPANY

  Information required under this item is included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 1998, under the heading "Certain Stockholders", "Election of Directors" and "Compensation of Executives", which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year, July 31, 1998.

EMPLOYEES

  At July 31, 1998, the Company had a total of 1,027 permanent employees. Many of the Company's employees are highly skilled, and the Company believes its future success will depend in large part on its ability to attract and retain such employees. None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppages.

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

  The Company's European headquarters is located in Woking, United Kingdom. The Company also maintains sales and support offices at four other locations in Europe. The manufacturing and engineering facilities for the Company's iPTest systems are located in Guildford, United Kingdom. The Company also maintains sales and support offices in six locations in the Asia Pacific. Office space leased in Europe and Asia Pacific totals approximately 100,000 square feet.

  The Company believes that its existing facilities are adequate to meet its current and foreseeable future requirements.

ITEM 3.   LEGAL PROCEEDINGS

  The Company has no material pending legal proceedings other than routine litigation relating to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET VALUE FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET PRICES FOR COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market System under the symbol "LTXX". The following table sets forth for the periods indicated the actual high and low sales prices per share of common stock, as reported on the Nasdaq National Market System:


        YEAR ENDING JULY 31, 1998            HIGH           LOW

        First Quarter                      $ 8 1/4        $ 5 1/4
        Second Quarter                       6 3/4          4 3/16
        Third Quarter                        5 1/2          4 1/4
        Fourth Quarter                       5 1/2          3 1/2

        YEAR ENDING JULY 31, 1997            HIGH           LOW

        First Quarter                      $ 5 3/4        $ 3 15/16
        Second Quarter                       7 3/8          3 15/16
        Third Quarter                        7              4  1/8
        Fourth Quarter                       7 3/4          4  7/8


     The Company has never declared or paid cash dividends on the shares of common stock and does not anticipate paying any cash dividends on the shares of common stock in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

  As of October 1, 1998, there were approximately 1,232 stockholders on record.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION
(In millions, except per share data and statistics)

FIVE-YEAR SUMMARY
YEAR ENDED JULY 31,                1998        1997      1996      1995      1994
OPERATING RESULTS
Customer Orders                   $ 194.0      193.9     233.6     236.9     197.0
Order Backlog                     $  62.9       65.1      65.5      98.4      71.8
Sales                             $ 196.2      194.3     266.5     210.3     168.3
Cost of Sales                     $ 141.3      131.8     161.8     136.7     116.9
Provision for excess stock
 and service stock                $  40.7        9.3       3.6         -       3.5
Engineering and Product
  Development Expenses            $  34.3       23.4      22.9      19.8      19.6
Selling, General and
  Administrative Expenses         $  50.8       39.0      46.8      39.0      42.3
Restructuring Charges             $   6.3        6.7         -         -      14.4
Income (Loss) from Operations     $ (77.1)     (15.9)     31.4      14.8     (28.4)
Net Income (Loss)                 $ (78.3)     (15.9)     30.3      10.7     (31.3)

PER SHARE DATA
 Diluted Earnings (Loss)
  per Share                       $ (2.15)    (0.45)      0.82      0.36     (1.23)
 Weighted Average Shares             36.4      35.5       36.8      29.8      25.5
 Book Value per Share             $  1.58      3.82       4.33      2.23      1.55


FINANCIAL POSITION
Working Capital                   $  34.0     115.1      137.6      62.2      48.9
Property and Equipment            $  35.4      43.0       37.9      28.4      28.9
Total Assets                      $ 141.0     213.5      235.3     145.9     130.6
Debt                              $  25.5      32.4       36.3      37.1      48.7
Stockholders' Equity              $  56.0     140.2      155.0      65.4      40.6
Current Ratio                         1.5       3.2        3.4       2.2       2.0
Asset Turnover                        1.4       0.9        1.4       1.5       1.2
Debt as a % of Total
 Capitalization                   %  31.3      18.8       19.0      36.2      54.5


OTHER INFORMATION
Additions to Property and
 Equipment (Net)                  $   8.8      16.1       20.0      10.2      12.7
Depreciation and Amortization     $  12.5      11.0       10.5       9.7       9.2
Employees                           1,027       950       1032       944       880
Sales per Employee (000)          $   191       205        270       230       179

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion provides an analysis of LTX's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K. The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Risks" below.

RESULTS OF OPERATIONS

  Fiscal 1998 Compared to Fiscal 1997

  During the latter half of fiscal 1998 (primarily in the Company's fourth quarter), the STE industry and the semiconductor and semiconductor equipment industries experienced a significant decline in demand due to over capacity and also due to the Asia currency revaluations and the resultant economic slowdown in Asia and Japan. As a result of this steep decline and the Company's product transition to Fusion, its system-on-a-chip test platform, the Company experienced lower than expected revenues and consequently experienced losses from operations. The Company initiated actions to restructure its operations and recorded restructuring and other charges totaling $47.0 million during fiscal 1998. This charge included $40.7 million for excess inventory and service stock and $6.3 million for restructuring charges, including $3.1 million of severance and $2.9 million related to the impairment of fixed assets. The restructuring initiated by the Company included consolidating its San Jose manufacturing facility with its Massachusetts facility, restructuring its sales channels in Japan and Asia and divesting its iPTest division in the U.K. The actions initiated will reduce the Company's workforce by approximately 30%; the reduction of its workforce affected all functions of its business. Cash expenditures associated with the restructuring and one-time charges are payable over the next twelve months and are estimated to be $5.4 million.

  In April 1998, the Company entered into an agreement with Ando to manufacture, market and develop the Company's Fusion system-on-a-chip test platform for Japanese customers, with certain exceptions. In exchange for certain manufacturing and marketing rights for Fusion in Japan, Ando paid the Company $10 million and delivered to the Company 1,600,000 shares of the Company's common stock valued at $7.4 million. The Company recognized $7.4 million of revenue relating to this transaction in fiscal 1998 and deferred $10 million of revenue. The $10 million will be recognized ratably over the period in which the Company transfers the manufacturing and technology rights. Ando has also agreed to pay royalties to LTX on future sales of Fusion in Japan and reduced the interest rate from 8.0% to 5.5% on the outstanding balance of debt owed to Ando, effective March 30, 1998. At July 31, 1998, the outstanding balance on the Ando debt was $12,000,000.

  Net sales were $196.2 million in fiscal 1998 compared to $194.3 million in fiscal 1997. The increase of $1.9 million includes $7.4 million of revenue relating to the Company's alliance with Ando. Excluding the $7.4 million, revenues for fiscal 1998 decreased by $5.5 million. The decrease in revenue occurred during the latter half of fiscal 1998 as the STE and semiconductor industries experienced significant decline in activity. The Company anticipates that revenues will continue to be adversely affected by decreased demand for semiconductors during fiscal 1999. Geographically, sales to customers outside of North America were 60% and 67% of total net sales in fiscal 1998 and 1997, respectively.

  Excluding provisions for excess inventory and service stock and the $7.4 million of revenue relating to the Company's alliance with Ando, the Company's gross profit margin was 25.2% and 32.1% of net sales for fiscal 1998 and 1997, respectively. The decrease in the gross margin is a result of the change in the Company's product mix coupled with lower sales prices due to the slowdown in the industry and costs associated with the Company's transition to its Fusion product line. The decrease also results from a lower level of sales relative to fixed manufacturing costs. Including the provision for excess inventory and service stock of $40.7 million in 1998 and $9.3 million in 1997, and the Ando revenue, the gross profit margins were 7.3% and 27.4% of net sales for fiscal 1998 and 1997, respectively. The Company anticipates that its gross margin as a percentage of sales will improve as revenues from its Fusion product line increases and as the Company realizes the full impact of the consolidation of its manufacturing facilities. The provision for excess inventory and service stock is a result of inventory quantities on-hand exceeding current demand due to the significant decline in the STE and semiconductor industries coupled with the Company's product transition to Fusion.

  Engineering and product development expenses were $34.3 million or 17.5% of net sales in fiscal 1998 and $23.4 million or 12.0% of net sales in fiscal 1997. During fiscal 1998, the Company invested resources in the development of its single platform test system, Fusion, for testing system-on-a-chip devices. Engineering and product development expenses are expected to decline as key Fusion development projects are completed during fiscal 1999.

  Selling, general and administrative expenses were $50.8 million and $39.0 million in fiscal 1998 and 1997, respectively. The increase of $11.7 million in fiscal 1998 relates primarily to the expansion of the Company's sales organization, increased advertising and promotion costs and the consolidation of its operations. The majority of these costs are associated with the product introduction of Fusion and the downturn in the STE and semiconductor industries. The Company anticipates selling, general and administrative expenses will decrease during fiscal 1999 as the Company realizes the savings of its restructuring efforts.

  Interest expense was $1.9 million in fiscal 1998 as compared to $2.4 million in fiscal 1997. The lower interest expense is due to the reduction in long-term debt and the applicable interest rates. Interest income was $1.9 million and $2.9 million in fiscal 1998 and 1997, respectively. The decrease in interest income is primarily due to lower cash balances during fiscal 1998.

  The Company's tax provision in fiscal 1998 was $1.1 million as compared to $0.4 million in fiscal 1997. The 1998 provision relates to the write-off of a deferred tax asset previously recorded by the Company, net of certain tax adjustments.

  Industry conditions were severely depressed during the latter half of fiscal 1998, particularly in the Asian and Japan markets due to economic conditions in those regions. Management believes that weak semiconductor equipment industry conditions will continue for the near term. Until there is substantial improvement in industry conditions, the Company's results of operations may continue to be adversely affected. The Company's results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, lower than anticipated revenues or lower than anticipated margins due to unfavorable product mix.

  Fiscal 1997 Compared to Fiscal 1996

  Orders for the Company's products and services totaled $193.9 million in fiscal 1997 as compared to $233.6 million in fiscal 1996. The decline in orders in fiscal 1997 reflected the significant decline in demand for test equipment, which began in the third quarter of fiscal 1996. However, the Company experienced sequential improvement, each quarter, in orders since the fourth quarter of fiscal 1996, as industry conditions gradually improved. With fiscal 1997 shipments at the same level as orders for the year, the Company's backlog of $65.1 million at July 31, 1997 remained essentially unchanged from the prior year-end.

  Net sales were $194.3 million in fiscal 1997 as compared to $266.5 million in fiscal 1996, a decline of 27%. Sales of both the Company's mixed signal and digital test systems were down significantly, while remaining at approximately the same proportion of total sales year-to-year. Geographically, sales to customers outside North America were 67% of total net sales in fiscal 1997 as compared to 64% in fiscal 1996. While sales in all geographic regions were lower year-to-year, the Company experienced a substantial improvement in its orders from Japan in the fourth quarter of fiscal 1997.

  Excluding provisions for inventories, the gross profit margin was 32.1% of net sales in fiscal 1997 as compared to 39.3% of net sales in fiscal 1996. An inventory provision of $9.3 million in the first quarter of fiscal 1997 reduced the gross profit margin by 4.8% of net sales for fiscal 1997. In fiscal 1996, an inventory provision of $3.6 million in the fourth quarter reduced the gross profit margin by 1.4% in fiscal 1996. In fiscal 1997, the gross profit margin was adversely affected by the lower level of sales relative to fixed manufacturing costs and relative to the cost of the Company's applications assistance and customer support organizations. However, as a result of a combination of increasing sales and a reduction in manufacturing costs, the Company's gross profit margin improved each quarter during fiscal 1997.

  In the first quarter of fiscal 1997, the Company redirected its product strategy to focus primarily on functionally complex devices know as "system-on-a-chip". The Company has undertaken a significant product development program, which makes use of its digital and mixed signal test capabilities, to introduce a new family of products designed to address this emerging market. As a result, the Company restructured its Digital Products Division management team in October 1996 and began emphasizing sales of its Delta/STE mixed technology test system. The Company recorded an inventory provision of $9.3 million in the first quarter for inventories related to non-strategic products and a charge of $6.7 million for canceled non-strategic development projects and related equipment, other costs resulting from the change in product strategy and severance costs related to a workforce reduction. During the first quarter of fiscal 1997, the Company eliminated 180 positions, primarily in its manufacturing operations.

  Engineering and product development expenses were $23.4 million, or 12.0% of net sales, in fiscal 1997 as compared to $22.9 million, or 8.6% of net sales, in fiscal 1996. Engineering expenditures have remained at essentially the same level year-to-year, which reflects the Company's commitment to maintaining its investment in developing products required to fully test system-on-a-chip devices.

  Selling, general and administrative expenses were $39.0 million, or 20.1% of net sales, in fiscal 1997 as compared to $46.8 million, or 17.5% of net sales, in fiscal 1996. The lower level of expenses is a result of a combination of lower variable selling costs and variable compensation, and reduced discretionary spending, as well as a workforce reduction and the required use of vacation during a holiday shutdown, which occurred in the first half of fiscal 1997.

  Interest expense was $2.4 million in fiscal 1997 as compared to $2.5 million in fiscal 1996. The slightly lower interest expense was due to the reduction in long-term debt resulting from sinking fund payments. Interest income was $2.9 million in fiscal 1997 and $2.8 million in fiscal 1996.

  The Company's tax provision in fiscal 1997 was $0.4 million as compared to $1.4 million in fiscal 1996. The fiscal 1997 provision primarily reflects only certain state and foreign provisions.

  In May 1997, to allow the Company to increase sales, marketing and support activities in Japan, the Company increased its ownership in its majority-controlled Japanese subsidiary from 50.5% to 67.0%. The Company's Japanese subsidiary operated at a small loss during fiscal 1997.

  Excluding inventory and product line restructuring charges of $16.0 million in the first quarter of fiscal 1997, the Company had net income of $0.1 million. The loss for the year, including these charges, was $15.9 million, or $0.45 net loss per share. On a quarterly basis, the Company improved its financial performance each quarter during fiscal 1997, beginning with net income of $0.4 million, or $0.01 per share, in the second quarter and ending with net income of $1.8 million, or $0.05 per share, in the fourth quarter.

Liquidity and Capital Resources

  At July 31, 1998, the Company had $25.1 million in cash and equivalents and working capital of $34.0 million in comparison to $67.8 million of cash and equivalents and $115.1 million of working capital at July 31, 1997. The majority of the decrease in cash and equivalents during fiscal 1998 relates to a $21.5 million increase in inventory (before the inventory provision of $40.7 million), $8.8 million of additions to property and equipment and $5.8 million of debt repayments, net of $10 million of cash received under the Ando alliance.

  During fiscal 1998, the Company's subordinated note payable was reduced by $4.0 million as result of regularly scheduled principal payments. The Company's Japanese subsidiary had borrowings of $4.8 million at July 31, 1998 as compared to $6.5 million at July 31, 1997.

  In October 1998, the Company obtained a $10.0 million domestic credit facility from a bank. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 1%. Borrowing available under the facility is based on a formula of eligible accounts receivable. During fiscal 1998, the Company had a $20 million domestic credit facility which had no outstanding borrowings and expired in July 1998. In addition, the Company had a $5 million equipment lease line with the same banks which had an outstanding balance of $2,278,000 at July 31, 1998. The bank has agreed to extend the equipment lease line to October 31,1998.

  The Company's working capital has continued to decrease subsequent to year-end. The Company has taken and continues to take significant steps to reduce spending and capital expenditures and sell its non-strategic assets. The Company anticipates that these steps, combined with its working capital and its recently obtained credit facility will be adequate to fund the Company's currently proposed operating activities for the next twelve months. However, a significant shortfall from plan as a result of further deterioration in the STE industry or delayed acceptance of the Company's new Fusion products would unfavorably impact the Company's cash flow. In that event, the Company would need to seek additional debt or equity financing. There can be no assurance that the Company could obtain the necessary financing.

Year 2000

  A discussion of the impact of the Year 2000 to the Company appears in Item 7 of this Form 10-K under the heading "Business Risks".


BUSINESS RISKS

  THE COMPANY IN THIS REPORT MAKES, AND MAY FROM TIME TO TIME ELSEWHERE MAKE, DISCLOSURES WHICH CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH DISCLOSURES IN THIS REPORT INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING THE DEVELOPMENT, INTRODUCTION, ACCEPTANCE, AND MARKET FOR FUSION, THE COMPANY'S BELIEF, UNDER "RESULTS OF OPERATIONS FISCAL 1998 COMPARED TO FISCAL 1997," AS TO ANTICIPATED REVENUES, MARGINS AND LEVELS OF ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES AND THE COMPANY'S BELIEF, UNDER "LIQUIDITY AND CAPITAL RESOURCES," AS TO THE ADEQUACY OF ITS CASH RESOURCES AND THE LEVEL OF EXPENDITURES FOR PROPERTY AND EQUIPMENT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENT.

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

  Asia Economic Conditions

  In light of the economic downturn in certain Asian countries, there can be no assurance that the Company will be able to obtain additional orders or that it will not experience cancellations of existing orders from customers in or dependent upon such countries, any of which would have an adverse effect on the Company's business and results of operations.

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

  Importance of New Product Introduction

  The STE market is subject to rapid technological change and new product introductions, as well as advancing industry standards. The development of increasingly complex semiconductors and the utilization of semiconductors in a broader spectrum of products has driven the need for more advanced test systems to test such devices at an acceptable cost. The Company's ability to remain competitive in the mixed signal and system-on-a-chip IC markets will depend upon its ability to successfully enhance existing test systems, develop new generations of test systems, such as its new Fusion platform, and to introduce these new products on a timely and cost-effective basis. The Company also has to manufacture its products in volume at a competitive price and on a timely basis to enable customers to integrate them into their operations as they begin to produce their next generation of semiconductors. The Company's failure to have a competitive test system available when required by a semiconductor manufacturer would make it substantially more difficult for the Company to sell test systems to that manufacturer for a number of years. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements. If new products have reliability or functionality problems, then reduced, canceled or rescheduled orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty expense may result, which would reduce gross margins on new product sales and otherwise materially affect the Company's business and results of operations. The Company's Fusion product is subject to the risks associated with new product introductions, including the risk that delays in development, reliability or functionality problems could increase expenses and reduce gross margins on new product sales. Furthermore, announcements by the Company or its competitors of new products could cause customers to defer or forego purchases of the Company's existing products, which would also adversely affect the Company's business and results of operations. There can be no assurance that the Company will be successful in the introduction and volume manufacture of its new productions, that such introduction will coincide with the development by semiconductor manufacturers of their next generation semiconductors or that such products will satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business and results of operations.

  Market Risk

  Financial instruments that potentially subject the Company to concentrations of credit-risk consist principally of investments in cash equivalents, short-term investments and trade receivables. The Company places its investment with high-quality financial institutions, limits the amount of credit exposure to any one institution and has established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. The Company's trade receivables result primarily from sales to semiconductors manufacturers located in North America, Japan, the Pacific Rim and Europe. Receivables are from major corporations or are supported by letters of credit. The Company maintains reserves for potential credit losses and such losses have been immaterial.

  The fair value of the Company's notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. For all other balance sheet financial instruments, the carrying amount approximates fair value.

  Year 2000

  Many computer systems will experience problems handling dates beyond the Year 1999 because the systems are coded to accept only two-digit entries in the date code field. The Company is assessing the readiness of its products sold to customers for handling Year 2000 issues, as well as its own internal business systems and the products and internal business systems of its suppliers. In connection with the foregoing, the Company has established a Year 2000 Program to address both LTX product compliance and internal business systems and suppliers compliance. The Program is sponsored by a member of senior management who is charged with apprising senior management and the Board of Directors of the status of the Company's compliance efforts.

  Certain hardware and software products currently installed at sites will require upgrade or other remediation to become Year 2000 compliant. The Company is identifying and contacting affected customers to advise them of non-compliant products. The Company has established three ongoing product-based teams to ensure product compliance. The teams are managed in accordance with the Company's engineering product development process. The Company anticipates that it will incur costs of approximately $300,000 to make its products Year 2000 compliant. A majority of such Year 2000 compliance expenses is represented by existing engineering personnel assigned to the project. The Company does not believe that there will be a material adverse impact as a result of making its products Year 2000 compliant since the Company's products are not "date dependent".

  The Company also has established a team to assess Year 2000 readiness of its internal business systems (including its facilities) and the products and internal business systems of its suppliers. The team has identified all mission critical systems and plans have been formulated to ensure Year 2000 compliance. It is anticipated that the Company will incur costs of approximately $300,000 in making its internal business systems Year 2000 compliant. There can be no assurance, however, that the Company will not experience unanticipated material costs caused by undetected errors or defects in such systems.

  The impact to the Company of Year 2000 will also be dependent on the manner in which Year 2000 issues are addressed by third parties that either provide or receive services or data to or from the Company or whose operations are critical to the Company. To reduce this risk, the team has been identifying mission critical third parties to determine their Year 2000 compliance. The Company is also developing contingency plans if these third parties fail to address adequately Year 2000 issues. These plans primarily involve identifying alternative vendors and suppliers. There can be no assurance that these plans will fully address these problems and whether such alternative sources are in fact available.

  Although the Company does not believe that there will be any material adverse impact to its operations and products as a result of the Year 2000, there can be no assurance that the Company will not experience unanticipated costs and consequences caused by Year 2000 which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Customer Concentration

  The loss of a major customer or reduction in, or rescheduling or cancellation of, orders by major customers, including reductions, cancellations or rescheduling due to market or competitive conditions in the semiconductor industry, has had in the past and could have in the future an adverse effect on the Company's business and results of operations. In addition, the Company's ability to increase its sales will depend in part upon its ability to obtain orders from new customers. The loss of one or more of its top ten customers could have a material adverse effect on the Company's business and results of operations.

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

  Acquisitions

  The Company from time to time may acquire technologies, product lines or businesses that are complementary to those of the Company. Although the Company believes that integration of acquired technologies, product lines and businesses will result in long-term growth and profitability, there can be no assurance that the Company will be able to successfully negotiate, finance or integrate such acquired technologies, product lines or business. Furthermore, the integration of an acquired company or business may cause a diversion of management time and resources. There can be no assurance that a given acquisition, if consummated, would not materially adversely affect the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  A discussion of the Company's exposure to and management of market risk apears in Item 7 of this Form 10-K under the heading "Business Risks".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

      YEAR ENDED JULY 31,                                      1998                 1997                  1996

      Net sales                                             $ 196,227            $ 194,343             $ 266,476
      Cost of sales                                         $ 141,274              131,870               161,794
      Inventory provisions                                  $  40,718                9,250                 3,600
      ----------------------------------------------------------------------------------------------------------
      Gross Profit                                          $  14,235               53,223               101,082
      Engineering and product development expenses          $  34,320               23,350                22,927
      Selling, general and administrative expenses          $  50,772               39,049                46,787
      Restructuring charges                                 $   6,272                6,750                     -
      ----------------------------------------------------------------------------------------------------------
      Income (loss) from operations                         $ (77,129)             (15,926)               31,368
      Other income (expense):
         Interest expense                                   $  (1,898)              (2,443)               (2,529)
         Interest income                                    $   1,877                2,876                 2,826
      ----------------------------------------------------------------------------------------------------------
      Income (loss) before income taxes                     $ (77,150)             (15,493)               31,665
      Provision for income taxes                            $   1,130                  416                 1,395
      ----------------------------------------------------------------------------------------------------------
       Net income (loss)                                    $ (78,280)           $ (15,909)            $  30,270
      ----------------------------------------------------------------------------------------------------------

      Net income (loss) per share:
          Basic                                             $   (2.15)           $   (0.45)            $    0.89
          Diluted                                           $   (2.15)           $   (0.45)            $    0.82
      Weighted average shares:
          Basic                                                36,401               35,476                34,011
          Diluted                                              36,401               35,476                36,755
      ----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

AT JULY 31,                                                        1998               1997
ASSETS
Current assets:
   Cash and equivalents                                       $   25,109         $   67,800
   Accounts receivable, net of allowances
    of $2,200 and $1,100                                          33,871             37,616
   Accounts receivable - other                                     2,044              3,229
   Inventories                                                    38,264             54,947
   Other current assets                                            3,633              4,016
-------------------------------------------------------------------------------------------
         Total current assets                                    102,921            167,608
-------------------------------------------------------------------------------------------
Property and equipment, net                                       35,427             42,958
Other assets                                                       2,671              2,980
-------------------------------------------------------------------------------------------
                                                              $  141,019         $  213,546
-------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                              $    4,827         $    6,471
   Current portion of long-term debt                               5,106              5,043
   Accounts payable                                               25,020             26,808
   Deferred revenues and customer advances                        15,045              5,156
   Accrued restructuring charges                                   4,395                513
   Other accrued expenses                                         14,570              8,499
-------------------------------------------------------------------------------------------
         Total current liabilities                                68,963             52,490
-------------------------------------------------------------------------------------------

Long-term debt, less current portion                               8,235             13,550
Other long-term liabilities                                          563                  -
Convertible subordinated debentures                                7,308              7,308
Stockholders' equity:
   Common stock, $0.05 par value:
   100,000,000 shares authorized; 38,024,440 and
   37,624,668 shares issued; 35,476,940 and
    36,677,168 shares outstanding                                  1,902              1,881
Additional paid-in capital                                       197,209            195,798
Accumulated deficit                                             (131,400)           (53,120)
Less - treasury stock (2,547,500 and
   947,500 shares), at cost                                      (11,761)            (4,361)
-------------------------------------------------------------------------------------------
        Total stockholders' equity                                55,950            140,198
-------------------------------------------------------------------------------------------
                                                              $  141,019         $  213,546
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders' Equity
(In thousands, except share data)

                                             COMMON STOCK
                                     ------------------------     Additional                                            Total
                                     Outstanding                     Paid-In    Accumulated       Treasury       Stockholders'
                                          Shares       Amount        Capital        Deficit          Stock             Equity


Balance at July 31, 1995              29,268,826    $   1,463      $ 131,425     $  (67,481)     $       -         $   65,407
-----------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                228,842           12            954              -              -                966
Exercise of stock warrant              1,000,000           50          2,260              -              -              2,310
Issuance of shares under employees'
  stock purchase plan                    248,128           12          1,282              -              -              1,294
Sale of common stock                   5,250,000          263         55,534              -              -             55,797
Purchase of treasury stock              (200,000)           -              -              -         (1,005)            (1,005)
Net income                                     -            -              -         30,270              -             30,270
-----------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1996              35,795,796        1,800        191,455        (37,211)        (1,005)           155,039
-----------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                333,955           16            764              -              -                780
Exercise of stock warrant              1,000,000           50          2,260              -              -              2,310
Issuance of shares under employees'
  stock purchase plan                    294,917           15          1,319              -              -              1,334
Purchase of treasury stock              (747,500)           -              -              -         (3,356)            (3,356)
Net loss                                       -            -              -        (15,909)                          (15,909)
-----------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1997              36,677,168        1,881        195,798        (53,120)        (4,361)           140,198
-----------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                108,515            6            301              -              -                307
Issuance of shares under employees'
  stock purchase plan                    291,257           15          1,110              -              -              1,125
Purchase of treasury stock            (1,600,000)           -              0              -         (7,400)            (7,400)
Net loss                                       -            -              0        (78,280)             -            (78,280)
-----------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 1998              35,476,940    $   1,902      $ 197,209     $ (131,400)     $ (11,761)        $   55,950
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands except share data)

YEAR ENDED JULY 31,                                                  1998                 1997                1996

Cash Flows from Operating Activities:
   Net income (loss)                                           $  (78,280)          $  (15,909)          $  30,270
       Add (deduct) non-cash items:
           Depreciation and amortization                           12,510               11,038              10,533
           Inventory provisions                                    40,718                9,250                   -
           Translation (gain) loss                                    (47)                (100)               (562)
   (Increase) decrease in:
      Accounts receivable                                           2,842                4,762             (14,319)
      Inventories                                                 (21,529)               2,299             (19,395)
      Other current assets                                            383                1,191                (310)
      Other assets                                                    313                  530                 415
   Increase (decrease) in:
      Accounts payable                                              1,753               (4,533)              6,946
      Accrued expenses and restructuring charges                    1,124                2,985              (5,177)
      Deferred revenues and customer advances                       9,889               (1,273)               (728)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities         (30,324)              10,240               7,673
-------------------------------------------------------------------------------------------------------------------

   Purchases of held-to-maturity securities, net                        -                    -              (9,941)
   Maturities of held-to-maturity securities, net                       -                9,941                   -
   Expenditures for property and equipment                         (8,795)             (16,116)            (20,006)
-------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                        (8,795)              (6,175)            (29,947)
-------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from stock plans:
      Employees' stock purchase plan                                1,124                1,334               1,294
      Exercise of stock options                                       308                  780                 538
   Sale of common stock                                                 -                    -              55,797
   Exercise of stock warrant                                            -                2,310               2,310
   Purchase of treasury stock                                           -               (3,356)             (1,005)
   Increase (decrease) in notes payable                              (520)                (993)              1,250
   Proceeds from lease financing                                    1,451                2,975                   -
   Payments of long-term debt                                      (5,253)              (5,090)               (486)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities          (2,890)              (2,040)             59,698
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                              (682)                (294)               (538)
-------------------------------------------------------------------------------------------------------------------
      Net (decrease) increase in cash and equivalents             (42,691)               1,731              36,886
Cash and equivalents at beginning of year                          67,800               66,069              29,183
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of year                            $   25,109           $   67,800           $  66,069
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
      Interest                                                 $    2,062              $ 2,451           $   2,529
      Income taxes                                             $      716                $ 725           $   1,953

Supplemental Disclosure of Non-Cash Financing Activities:
   1,600,000 shares of LTX Common Stock received by LTX
      as consideration for certain marketing, sales and
      manufacturing rights and held in treasury                $    7,400                  $ -           $       -

-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.   THE COMPANY
----------------

  LTX Corporation (the Company) designs, manufactures, and markets automated test equipment for the semiconductor industry that is used to test digital, analog, and mixed signal (a combination of digital and analog) integrated circuits (ICs) and discrete semiconductor components. The Company is headquartered in Westwood, Massachusetts, has development and manufacturing facilities in Westwood, Massachusetts, and San Jose, California, and worldwide sales and service facilities to support its customer base.

  The Company incurred a significant loss and used $42.7 million of cash in fiscal year 1998. The Company has taken and continues to take significant steps to reduce spending and capital expenditures. The Company anticipates that these steps, combined with its working capital and its recently obtained credit facility will be adequate to fund the Company's currently proposed operating activities for the next twelve months. However, a significant shortfall from plan, as a result of further deterioration in the STE industry or delayed acceptance of the Company's new Fusion products would unfavorably impact the Company's cash flow. In that event, the Company would need to seek additional debt or equity financing. There can be no assurances that the Company could obtain the necessary financing.

  The Company initiated actions to restructure its operations and recorded restructuring and other charges totaling $47.0 million during fiscal 1998. This charge included $40.7 million for excess inventory and service stock and $6.3 million for restructuring charges including $3.1 million of severance and $2.9 million related to the impairment of fixed assets. Cash expenditures associated with the restructuring and one-time charges, are payable over the next twelve months and are estimated to be $5.4 million.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and its wholly owned domestic subsidiaries and wholly owned and majority-owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  PREPARATION OF FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

  FOREIGN CURRENCY TRANSLATION

  The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses, which have not been significant in the past three fiscal years, are included in the results of operations.

  REVENUE RECOGNITION

  Revenue from product sales and related warranty costs are recognized at the time of shipment. Service revenues are recognized over the applicable contractual periods or as services are performed. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

  During April 1998 Ando Electric Co., Ltd. (Ando) paid the Company $17,400,000 in cash and LTX Common Stock for the rights to manufacturer, market and develop LTX's Fusion product for Japanese customers. The Company recognized $7,400,000 of revenue during fiscal 1998 for the sale of its marketing and development rights. The Company deferred $10 million of revenue related to the manufacturing rights and transfer of technology knowledge. The $10 million will be recognized ratably over the period in which the Company transfers the manufacturing and technology rights. In addition, the Company will receive future royalty payments which will be recognized as revenue in the period earned.

  ENGINEERING AND PRODUCT DEVELOPMENT COSTS

  The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed," relating to certain software development costs, were insignificant.

  INCOME TAXES

  Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which were not significant, in the past since it reinvested those earnings. At July 31, 1998, most of the Company's foreign subsidiaries had accumulated deficits.

  NET INCOME (LOSS) PER SHARE

  In July 1998, the Company adopted Statement of Financial Accounting Standards, "Earnings Per Share," (SFAS 128). All previously reported earnings per share information presented has been restated to reflect the impact of adopting SFAS 128.

  Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income
(loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

  A reconciliation between basic and diluted earnings per share is as follows:


                                                         1998        1997       1996

     Net income (loss)                                 $(78,280)   $(15,909)   $30,270

     Basic EPS
        Basic common shares                              36,401      35,476     34,011
        Basic EPS                                      $  (2.15)   $  (0.45)   $  0.89

     Diluted EPS
       Basic common shares                               36,401      35,476     34,011
       Plus:  Impact of stock options and warrants            -           -      2,744
                                                       --------    --------    -------
       Diluted common shares                             36,401      35,476     36,755
       Diluted EPS                                     $  (2.15)   $  (0.45)   $  0.82

  Options to purchase 3,966,793 shares of common stock in 1998 and 3,260,283 shares in 1997 were outstanding during the years there ended, but were not included in the year to date calculation of diluted net income (loss) per common share because the options' exercise price was greater than the average market price of the common shares during those periods.

  FINANCIAL INSTRUMENTS

  Cash and Short-Term Investments

  The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements and commercial paper. In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", investments in debt securities are classified as trading, available-for-sale or held-to-maturity. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Held-to-maturity securities are stated at amortized cost with premiums and discounts amortized to interest income over the life of the investment.

  The Company has no short-term investments as of July 31, 1998. The fair market value of cash equivalents and short-term investments is substantially equal to the amortized cost, due to the short period of time to maturity, which is less than one year.

  FAIR VALUE

  Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that disclosure be made of estimates of the fair value of financial instruments. The fair value of the Company's notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At July 31, 1998 and 1997, the carrying value of $4,827,000 and $6,471,000, respectively, for notes payable and $13,904,000 and $18,593,000, respectively, for long-term liabilities, including current portion, approximates fair value. At July 31, 1998, and 1997, the Company's 7 1/4% Convertible Subordinated Debentures due 2011 had a carrying value of $7,308,000 and the estimated fair value was approximately $4,092,000 and $6,200,000, respectively. For all other balance sheet financial instruments, the carrying amount approximates fair value.

  INVENTORIES

  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consist of the following:


               AT JULY 31,              1998                1997

               Raw materials       $ 14,400,000        $ 14,482,000
               Work-in-process       19,419,000          24,409,000
               Finished goods         4,445,000          16,056,000
               ----------------------------------------------------
                                   $ 38,264,000        $ 54,947,000
               ----------------------------------------------------

  PROPERTY AND EQUIPMENT

  Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Property and equipment are summarized as follows:

AT JULY 31,                                 1998             1997          Depreciable
                                                                          Life in Years
Machinery and equipment               $ 100,519,000      $ 95,755,000               3-5
Office furniture and equipment            9,219,000         9,040,000               3-7
Leasehold improvements                    8,783,000         8,133,000        10 or term
                                                                               of lease
---------------------------------------------------------------------------------------
                                        118,521,000       112,928,000
Less: accumulated depreciation
   and amortization                     (83,094,000)      (69,970,000)
---------------------------------------------------------------------------------------
                                      $  35,427,000      $ 42,958,000
---------------------------------------------------------------------------------------

  RECLASSIFICATIONS

  Prior year financial statements have been reclassified to conform to the 1998 presentation.


  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement is effective for fiscal 1999 and requires comprehensive income to be reported with the same prominence as other financial statements. Comprehensive income would include any unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments.

  In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131. Disclosures About Segments of an Enterprise and Related Information (SFAS 131). The statement is effective for fiscal 1999. SFAS 131 changes the definition and reporting of segments and requires disclosure by operating segment of information such as profit and loss, assets and capital expenditures, major customers and types of products from which revenues are derived.


3.   NOTES PAYABLE
------------------

  The Company's Japanese subsidiary had borrowings outstanding of $4,827,000 at July 31, 1998, under demand bank lines of credit. Borrowings of $4,482,000, at the local prime rate plus 1/4%, are guaranteed by the Company's minority partner in Japan, and borrowings of $345,000, at the local prime plus 3/4%, under a $1,382,000 demand bank line, are guaranteed by the Company. At July 31, 1997, the Company's Japanese subsidiary had borrowings outstanding of $6,471,000 under demand bank lines of credit.

  On October 26, 1998, the Company obtained a $10 million domestic credit facility from a bank. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 1%. The borrowing base of the facility is based on a formula of eligible accounts receivable. The agreement requires the Company to maintain a certain minimum net worth. During fiscal 1998, the Company had a $20 million domestic credit facility and a $5 million equipment lease line. The $20 million credit facility has no outstanding borrowings and expired in July 1998. The outstanding equipment lease balance was $2,278,000 at July 31, 1998. The bank has agreed to extend the equipment lease line to October 31, 1998.

4.   LONG-TERM LIABILITIES
--------------------------

  Long-term liabilities consist of the following:

                                                       JULY 31
                                                 1998           1997
                                             ---------------------------
Subordinated note payable                     $12,000,000    $16,000,000
Lease purchase obligations at various
 Interest rates, net of deferred interest       1,341,000      2,593,000
------------------------------------------------------------------------
                                               13,341,000     18,593,000
Less: current portion                          (5,106,000)    (5,043,000)
------------------------------------------------------------------------
                                              $ 8,235,000    $13,550,000
------------------------------------------------------------------------

  The subordinated note payable bears interest at 5.5% at July 31, 1998 and 8.0% at July 31, 1997, which is payable semi-annually and has semi-annual principal payments of $2,000,000, which began in January 1997. The note is unsecured and is subordinated in right of payment to senior indebtedness of the Company. In connection with this note, the Company issued a warrant to purchase up to 2,000,000 shares of common stock during the term of the note (see Note 7).


5.   CONVERTIBLE SUBORDINATED DEBENTURES
----------------------------------------

  On April 25, 1986, the Company issued and sold at par $35,000,000 of 7 1/4% Convertible Subordinated Debentures due 2011. A total of $7,308,000 of the original issue of $35,000,000 remains outstanding at July 31, 1998 and 1997. The debentures are subordinated in right of payment to senior indebtedness and are convertible by the holders into common stock at $18.00 per share at any time prior to redemption or maturity. The debentures are redeemable at the Company's option at any time, in whole or in part, at 100% of the principal amount. No sinking fund payments are required before the maturity date of the debentures in 2011. Interest is payable semi-annually on April 15 and October 15.


6.   INCOME TAXES
-----------------

  The components of the provision for income taxes consist of the following:

YEAR ENDED JULY 31,                     1998           1997          1996
           Currently payable:
             Federal                $  (818,000)   $ 1,000,000    $  600,000
             State                     (526,000)       200,000       195,000
             Foreign                    274,000        216,000       600,000

           Total current            $(1,070,000)   $ 1,416,000    $1,395,000

           Deferred:
             Federal                $ 2,200,000    $(1,000,000)   $        -
             State                            -              -             -
             Foreign                          -              -             -

           Total deferred           $ 2,200,000    $(1,000,000)   $        -

           Total tax provision      $ 1,130,000    $   416,000    $1,395,000


Reconciliations of the U.S. federal statutory rate to the Company's effective tax rate are as follows:

YEAR ENDED JULY 31,                                  1998     1997     1996

     U.S. Federal statutory rate                    (35.0)%  (35.0)%  35.0%
     State income taxes, net of
      Federal income tax effect                       (.7)     0.8     0.4
     Foreign income taxes                              .4        -    (1.4)
     Change in valuation allowance                   31.5     17.9    (3.0)
     Foreign operating losses not benefited           4.5     17.4       -
     Tax credits                                        -     (2.1)   (4.2)
     Benefit of net operating loss carryforward         -        -   (18.6)
     Other, net                                        .8      3.7    (3.8)
     ----------------------------------------------------------------------
     Effective tax rate                               1.5%     2.7%    4.4%
     ----------------------------------------------------------------------

     The temporary differences and carryfowards that created the deferred tax assets and liabilities as of July 31, 1998, and 1997 are as follows:

      AT JULY 31,                                      1998           1997

      Deferred tax assets:
        Net operating loss carryforward           $ 13,616,000   $          -
        Tax credits                                  2,388,000      1,959,000
        Inventory valuation reserves                10,329,000      3,680,000
        Restructuring charges                        2,356,000      4,604,000
        Spares amortization                          3,228,000      3,936,000
       Unearned service revenues                     3,500,000      1,168,000
        Other                                        2,974,000      1,776,000
       ----------------------------------------------------------------------
              Total deferred tax assets             38,391,000     17,123,000
         Valuation allowance                       (37,997,000)   (13,367,000)
       ----------------------------------------------------------------------
                  Net deferred tax assets              394,000      3,756,000

       Deferred tax liabilities:
        Depreciation                                  (394,000)      (632,000)
        Other                                                -       (924,000)
       ----------------------------------------------------------------------
              Total deferred tax liabilities          (394,000)    (1,556,000)

       ----------------------------------------------------------------------
       Net deferred taxes recorded                $          -   $  2,200,000
       ----------------------------------------------------------------------

       The valuation allowance relates to uncertainty surrounding the realization of the deferred tax assets.


7.   STOCKHOLDERS' EQUITY
-------------------------

     STOCK REPURCHASE PROGRAM

     In June 1996, the Board of Directors authorized a stock repurchase program under which the Company could acquire up to 3,500,000 shares of its common stock over a 12-month period. Under this program, the Company purchased 747,500 shares during fiscal 1997 which are held in treasury at a cost of $3,356,000. The stock repurchase program expired in June 1997.

     In April 1998, the Company entered into an agreement with the subordinated note holder to market and develop the Company's Fusion product line. As part of this agreement, the subordinated note holder delivered to the Company 1,600,000 shares of the Company's common stock. The Company recorded this stock in treasury at its then fair market value of $7,400,000.

  WARRANTS

     In July 1994, in connection with the issuance of a subordinated note, the Company issued a warrant to purchase up to 2,000,000 shares of common stock at the then fair market value of $2.31 per share during the term of the note (see
Note 4). In June 1996, 1,000,000 shares of common stock were exercised under this warrant. In July 1997, the remaining 1,000,000 shares under this warrant were exercised.

  RIGHTS AGREEMENT

     The Board of Directors of the Company adopted a Rights Agreement, dated as of May 11, 1989, between the Company and the First National Bank of Boston, as rights agent, and in connection therewith, distributed one common share purchase right for each outstanding share of common stock. The rights will become exercisable only if a person or group acquires 20% or more of the Company's common stock or announces a tender offer that would result in ownership of 30% or more of the common stock. Initially, each right will entitle a stockholder to buy one share of common stock of the Company at a purchase price of $30.00 per share, subject to significant adjustment depending on the occurrence thereafter of certain events. Before any person or group has acquired 20% or more of the common stock of the Company, the rights are redeemable by the Board of Directors at $0.01 per right. The rights will expire on May 11, 1999 unless redeemed by the Company prior to that date.


8.   EMPLOYEE BENEFIT PLANS
---------------------------

  STOCK OPTION PLANS

     The Company has two stock option plans: the 1990 Stock Option Plan (1990
Plan) and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (U.K. Plan).

     The 1990 Plan and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value of the date of grant. The 1990 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under both plans are exercisable over vesting periods, which are typically three years beginning one year from the date of grant. In December 1997, the stockholders of the Company approved an increase to the number of shares of common stock that may be granted under the 1990 Plan, through October 2000, from 3,700,000 shares to 5,225,000 shares. At July 31, 1998, 1,067,626 shares were subject to future grant under the 1990 Plan and 38,000 shares were subject to future grant under the U.K. Plan.

  COMPENSATION EXPENSE

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), requires employee stock-based compensation to be either recorded or disclosed at its fair value. As permitted by SFAS 123, the Company has elected to continue to account for employee stock-based compensation under Accounting
Principles Board Opinion No. 25.   Had compensation costs for awards in fiscal
1998 and 1997 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company's net income (loss) and net income
(loss) per share would have been as follows:

           YEAR ENDED JULY 31,           1998               1997
           NET LOSS:
                  As reported        $(78,280)          $(15,909)
                  Pro forma          $(81,154)          $(17,535)
           NET LOSS PER SHARE:
              Basic
                  As reported        $  (2.15)          $  (0.45)
                  Pro forma          $  (2.23)          $  (0.49)
              Diluted
                  As reported        $  (2.15)          $  (0.45)
                  Pro forma          $  (2.23)          $  (0.49)

     Since the method prescribed by SFAS 123 has not been applied to options granted prior to August 1, 1995, the resulting pro forma compensation expense may not be representative of the amount to be expected in future years. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions.

          YEAR ENDED JULY 31,                1998            1997

          Volatility                           79%             83%
          Dividend yield                        0%              0%
          Risk-free interest rate            4.44%          5.875%
          Expected life of options     7.95 YEARS      5.02 years


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   Stock Option Activity

YEAR ENDED JULY 31,                           1998                             1997                        1996
                           NUMBER OF        WEIGHTED        NUMBER OF        WEIGHTED       NUMBER OF    WEIGHTED
                            SHARES           AVERAGE          SHARES          AVERAGE         SHARES      AVERAGE
                                            EXERCISE                         EXERCISE                    EXERCISE
                                               PRICE                            PRICE                       PRICE
Options outstanding,
   beginning of year        3,260,283      $    3.94         2,025,227     $    3.35       2,034,069     $    2.77
Granted                     1,178,250      $    4.57         1,753,750     $    4.82         225,500     $    8.58
Exercised                    (108,515)     $    2.83          (333,955)    $    2.51        (228,842)    $    2.24
Forfeited                    (143,225)     $    4.96          (184,739)    $    7.15          (5,500)    $    1.86
Options outstanding,
   end of year              4,186,793      $    4.26         3,260,283     $    3.94       2,025,227     $    3.35
Options exercisable         1,612,478      $    3.46         1,707,496     $    2.88       1,469,082     $    2.52
Options available
   for grant                1,105,626                          636,846                     2,205,857
Weighted average fair
   value of options
   granted during year                     $    3.55                       $    3.38                     $    8.42

  As of July 31, 1998, the status of the Company's outstanding and exercisable options is as follows:

                                                             OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           -----------------------------------------------------   ---------------------------------------
Range of Exercise                Number    Weighted Average     Weighted Average   Number Exercisable     Weighted Average
 Price                      Outstanding           Remaining             Exercise                                  Exercise
                                           Contractual Life                Price                                     Price
$  0.00 - $  1.26               159,500            6.4               $ 0.96              137,135               $ 0.95
$  1.26 - $  2.53               637,108            3.1               $ 1.99              637,108               $ 1.99
$  2.53 - $  3.79               306,035            2.9               $ 3.52              306,035               $ 3.52
$  3.79 - $  5.05             2,193,100            8.9               $ 4.46              192,700               $ 4.60
$  5.05 - $  6.31               726,300            8.2               $ 5.51              274,800               $ 5.63
$  6.31 - $  7.58                37,750            7.4               $ 7.13               11,000               $ 6.85
$  7.58 - $  8.84                48,000            8.8               $ 8.09                4,400               $ 8.25
$  8.84 - $ 10.10                 4,000            7.9               $ 8.94                2,200               $ 8.94
$ 10.10 - $ 12.63                75,000            6.9               $11.50               47,100               $11.50
                              ---------      ---------            ---------            ---------            ---------
                              4,186,793            7.3               $ 4.26            1,612,478               $ 3.46

  Employees' Stock Purchase Plan

     In December 1993, the stockholders of the Company approved the adoption of the 1993 Employees' Stock Purchase Plan, which replaced the 1983 Employees' Stock Purchase Plan, which expired in December 1993. Under this plan, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The plan limited the number of shares which can be issued for any semi-annual plan period to 150,000 shares. In 1997, the shareholders of the Company increased the number of shares which can be issued over the term of the plan to 1,500,000 shares. At July 31, 1998, 85,218 shares were available for future issuance under this plan.

  Other Compensation Plans

     In fiscal 1996, the Company established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed semi-annually to all employees. In addition, the Company has a 401(k) Growth and Investment Program. Eligible employees may make voluntary contributions to this plan through a salary reduction contract up to the statutory limit or 15% of their annual compensation. In fiscal 1996, the Company began matching employees' voluntary contributions to the plan, up to certain prescribed limits. These Company contributions vest at a rate of 20% per year. The total charge to expense under these plans was $1,056,000 in fiscal 1998 and $1,035,000 in fiscal 1997.

9.  GEOGRAPHIC AREA INFORMATION
-------------------------------

The Company's operations by geographic segment for the three years ended July 31, 1998 are summarized as follows:


YEAR ENDED JULY 31,                                   1998                    1997                     1996

Sales to unaffiliated customers:
   North America                             $ 77,905,000             $ 64,183,000             $ 95,086,000
   Europe                                    $ 21,725,000             $ 29,003,000             $ 40,193,000
   Japan                                     $ 30,388,000             $ 15,147,000             $ 17,461,000
   Rest of world (principally Pacific        $ 66,209,000             $ 86,010,000             $113,736,000
    Rim)
-----------------------------------------------------------------------------------------------------------
Total sales to unaffiliated customers        $196,227,000             $194,343,000             $266,476,000
-----------------------------------------------------------------------------------------------------------
Transfers between geographic areas:
   United States                             $ 18,615,000             $ 34,826,000             $ 40,973,000
   Europe                                    $  6,727,000             $  7,772,000             $ 10,156,000
   Japan                                     $    110,000             $    100,000             $    315,000
-----------------------------------------------------------------------------------------------------------
Total transfers between geographic areas     $ 25,452,000             $ 42,698,000             $ 51,444,000
-----------------------------------------------------------------------------------------------------------
Income (loss) from operations:
   United States                             $(67,688,000)            $ (8,845,000)            $ 30,310,000
   Europe                                    $ (6,839,000)            $ (4,598,000)            $    191,000
   Japan                                     $ (1,272,000)            $ (1,151,000)            $    582,000
   Eliminations                              $ (1,330,000)            $ (1,332,000)            $    285,000
-----------------------------------------------------------------------------------------------------------
Total income (loss) from operations          $(77,129,000)            $(15,926,000)            $ 31,368,000
-----------------------------------------------------------------------------------------------------------
Identifiable assets:
   United States                             $153,426,000             $224,737,000             $228,187,000
   Europe                                    $ 10,391,000             $ 13,006,000             $ 20,529,000
   Japan                                     $  4,163,000             $ 14,199,000             $ 14,129,000
   Eliminations                              $(26,961,000)            $(38,396,000)            $(27,526,000)
-----------------------------------------------------------------------------------------------------------
Total identifiable assets                    $141,019,000             $213,546,000             $235,319,000
-----------------------------------------------------------------------------------------------------------

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary's sale and support efforts.

10.  COMMITMENTS
----------------

          The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments net of sublease proceeds under noncancelable leases at July 31, 1998, are as follows:

YEAR ENDED JULY 31,                                                                   TOTAL                   TOTAL
                                                                                   OPERATING                 CAPITAL
                                REAL ESTATE             EQUIPMENT                    LEASES                  LEASES
1999                              $ 2,625,000              $1,997,000             $ 4,622,000              $1,183,000
2000                                2,031,000               1,800,000               3,831,000                 157,000
2001                                1,960,000               1,374,000               3,334,000                 105,000
2002                                1,960,000                 409,000               2,369,000                       -
2003                                1,955,000                 409,000               2,364,000                       -
2004 and thereafter                 7,892,000               1,465,000               9,357,000                       -
---------------------------------------------------------------------------------------------------------------------
Total minimum
   lease payments                 $18,423,000              $7,454,000             $25,877,000              $1,445,000
---------------------------------------------------------------------------------------------------------------------
Less:  amount
  representing interest                                                                                    $ (104,000)
---------------------------------------------------------------------------------------------------------------------
Present value of total
  capital leases                                                                                           $1,341,000
---------------------------------------------------------------------------------------------------------------------

Total rental expense for fiscal 1998, 1997 and 1996 was $6,713,000, $7,257,000 and $7,993,000 respectively.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

YEAR ENDING JULY 31, 1998          First     SECOND     THIRD    FOURTH(1)
                                  QUARTER   QUARTER    QUARTER    QUARTER
Net sales                        $54,206     $55,132   $54,130   $ 32,759
Gross profit                      19,006      19,978    14,364    (39,113)
Net income (loss)                  1,108         765    (6,334)   (73,819)
Net income (loss) per share:
 Basic and diluted                  0.03        0.02     (0.17)     (2.09)

YEAR ENDING JULY 31, 1997         First(2)     SECOND      THIRD       FOURTH
                                  QUARTER      QUARTER     QUARTER     QUARTER
Net sales                       $ 44,666      $46,783     $49,497     $53,397
Gross profit                       4,069       14,534      16,190      18,430
Net income (loss)                (18,802)         381         717       1,795
Net income (loss) per share:
 Basic and diluted                 (0.53)        0.01        0.02        0.05

(1) The Company recorded an inventory provision of $40.7 million and a restructuring charge of $6.3 million in its fourth quarter results of operations.

(2) The Company recorded an inventory provision of $9.3 million and a product line restructuring charge of $6.7 million in its first quarter results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of LTX Corporation:

     We have audited the accompanying balance sheet of LTX Corporation and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LTX Corporation and subsidiaries as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.


     Arthur Andersen LLP
     Boston, Massachusetts
     August 31, 1998 (except with respect to the matter discussed in Note 3, as to which the date is October 26, 1998)

             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into LTX Corporation's previously filed registration statements on Form S-8 (File No. 2-77475, File No. 2-90698, File No. 33-7018, File No. 33-14179, File No. 33-32140, File No. 33-32141, File
No. 33-33614, File No. 33-38675, File No. 33-51683, File No. 33-51685, File No.
33-57457, File No. 33-57459, File No. 33-65245, File No. 33-65247, File No. 33-
48363 and File No. 33-48341).

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 26, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                   PART III

ITEMS 10-13.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
EXECUTIVE COMPENSATION,
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under these Items is included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 1998, under the headings "Certain Stockholders", "Election of Directors," and "Compensation of Executives," which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year, July 31, 1998.


                                    PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (A)   1. FINANCIAL STATEMENTS

      The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1998, are included in Item 8, herein.

      Report of Independent Public Accountants

      Consolidated Balance Sheet - July 31, 1998 and 1997

      Consolidated Statement of Operations for the years ended July 31, 1998, 1997 and 1996

      Consolidated Statement of Stockholders' Equity for the years ended July 31, 1998, 1997 and 1996

      Consolidated Statement of Cash Flows for the years ended July 31, 1998, 1997 and 1996

      Notes to the Consolidated Financial Statements

(A)    2. SCHEDULES

                                  SCHEDULE II

                                LTX CORPORATION
                                ---------------

                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR YEARS ENDED JULY 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)


                                          Balance at                                          Balance
                                          beginning       Charged to         Amounts           at end
             Description                  of period         expense        written off        of period
             ----------------------    --------------    --------------   --------------    --------------
             Allowance for doubtful
             accounts

             July 31, 1998             $     1,100         $    2,230        $    (1,130)      $    2,200

             July 31, 1997             $       900         $      206        $        (6)      $    1,100

             July 31, 1996             $       700         $      425        $      (225)      $      900

             Accrued restructuring
             charges

             July 31, 1998             $       513         $    6,272        $    (2,390)      $    4,395

             July 31, 1997             $     1,198         $    6,750        $    (7,435)      $      513

             July 31, 1996             $     6,087         $        -        $    (4,889)      $    1,198


 (A)  3. EXHIBITS

      Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company's Registration Statement No. 2-75470 on Form S-I filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company's Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company's Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company's Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company's Amendment No. I to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company's Form 8A/A filed September 30, 1993 amending the Company's Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company's Current Report on Form 8-K, filed May 11, 1989; the Company's Annual Reports on Form 10-K for one of the years ended July 31, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988,
1987, 1986, 1985, 1984 and 1983; or the Company's Quarterly Reports on 10-Q for one of the quarters ended October 31, 1997, January 31, 1998 and April 30, 1998 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

   (A)  LISTING OF EXHIBITS

    (3) (A)    - Articles of Organization, as amended. (Exhibit 3.1 to the
                 1995 Registration Statement No. 1)

    (3) (B)    - By-laws, as amended. (Exhibit 3(B) to the Quarterly Report on
                 Form 10-Q for the quarter ended October 31, 1997).

    (4) (A)    - Indenture dated April 15, 1986 between the Company and The
                 First National Bank of Boston. (Exhibit 4(A) to the 1990 Registration Statement No. 1)

(4) (A) (ii)   - Indenture dated June 15, 1990 between the Company and The First
                 National Bank of Boston. (Exhibit 4 (A) (ii) to the 1990 Annual Report on Form 10-K)

    (4) (C)    - Rights Agreement. (Exhibit I of the Registrant's Current Report
                 on Form 8-K, filed May 11, 1989), as amended by Amendment No. I to Rights Agreement dated as of September 17, 1993 (Exhibit 4(C) to the 1993 Annual Report on Form 10-K)

   (10) (B)+   - 1990 Stock Option Plan. (Exhibit 10(B) to the Quarterly Report
                 on Form 10-Q for the quarter ended January 31, 1998).

   (10) (D)+   - 1993 Employees' Stock Purchase Plan. (Exhibit 10(D) to the
                 Quarterly Report on Form 10-Q for the quarter ended January 31,
                 1998).

   (10) (E)+   - 1983 Non-Qualified Stock Option Plan. (Exhibit 10(E) to the
                 1983 Annual Report on Form 10-K)

   (10) (F)    - LTX Corporation Growth and Investment Program, as restated.
                 (Exhibit 10(F) to the 1993 Annual Report on Form 10-K)

   (10) (I)    - Lease dated as of March 8, 1984 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(I) to the 1984 Registration statement)

   (10) (J)    - Lease dated as of July 16, 1984 relating to Company's
                 administration facility on Rosemont Avenue, Westwood, Massachusetts. (Exhibit 10(J) to the 1984 Registration Statement)

   (10) (K)    - Lease dated as of February 27, 1985 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(K) to the 1985 Annual Report on Form 10-K)

   (10) (M)    - Lease dated as of November 26, 1980 relating to Company's manufacturing facility at 5 Rosemont Avenue, Westwood, Massachusetts, and Amendment dated as of April 29, 1982, and Third Amendment and Restatement of Lease dated April 29, 1982. (Exhibit 10(M) to the 1993 Annual Report on Form 10-K)

   (10) (N)    - Joint Venture Agreement dated May 14, 1990 among Sumitomo Metal
                 Industries, Ltd., LT'X Corporation and LTX Co., Ltd. (Exhibit 10(N) to the 1990 Registration Statement No.1)

   (10) (0)    - License Agreement dated May 14, 1990 between LTX Corporation and LTX Co., Ltd. (Exhibit 10(O) to the 1990 Registration Statement No.1)

   (10) (P)    - Distribution and Supply Agreement between LTX Corporation and
                 LTX Co., Ltd. (Exhibit 10(P) to the 1990 Registration Statement No.1)

   (10) (Q)    - Securities Purchase Agreement for sale of LTX Common Stock,
                 $0.05 par value, and 10 1/2% Convertible Subordinated Debentures Due 2010 to Sumitomo Metal Industries, Ltd. (Exhibit 10(Q) to the 1990 Registration Statement No.1)

   (10) (R)*   - License and Development Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(R) to the 1993 Annual Report on Form 10-K)

   (10) (S)*   - Distribution and Supply Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(S) to the 1993 Annual Report on Form 10-K)

   (10) (T)*   - Letter Agreement dated as of January 29, 1993 between LTX
                 Corporation and Ando Electric Co., Ltd. (Exhibit 10(T) to the 1993 Annual Report on Form 10-K)

   (10) (U)    - Credit Agreement dated as of October 26, 1998 between LTX
                 Corporation and Silicon Valley Bank (Exhibit 10(U) hereto)

   (10) (V)    - Loan Agreement dated as of July 20, 1994 between LTX
                 Corporation and Ando Electric Co., Ltd. (Exhibit 10(V) to the 1994 Annual Report on Form 10-K)

   (10) (W)*   - Amendment No. I to License and Development Agreement dated as of July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(W) to the 1994 Annual Report on
                 Form 10-K)

   (10) (X)    - Employment Agreement dated as of January 1, 1997 between LTX
                 Corporation and Kenneth E. Daub. (Exhibit 10(X) to the 1997 Annual Report on Form 10-K).

   (10) (Y)    - Form of Change of Control Agreement entered into with certain executive officers as of March 2, 1998 (Exhibit 10 (Y) to the Quarterly Report on Form 10-Q for the quarter ended
                 January 31, 1998)

   (10) (AA)*  - Fusion Agreement dated as of April 24, 1998 between LTX
                 Corporation and Ando Electric Co., Ltd. (Exhibit 10 (AA) to the Quarterly Report on Form 10-Q for the quarter ended
                 April 30, 1998)

        (22)   - Subsidiaries of Registrant

        (27)   - Financial Data Schedules (Exhibit 27 hereto)
_____________

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

ITEM 14(B).  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

ITEM 14(C). EXHIBITS

       Exhibit 22 - Subsidiaries of Registrant

Company
    LTX Co., Ltd....................................  Japan            67.0%
    LTX (Europe) Limited............................  United Kingdom    100%
    LTX International Inc., Domestic
    International Sales Corporation (DISC)..........  Delaware          100%
    LTX (Deutschland) GmBH..........................  West Germany      100%
    LTX France S.A..................................  France            100%
    LTX Test Systems Corporation....................  Delaware          100%
    LTX (Italia) S.r................................  Italy             100%
    LTX Benelux B.V.................................  The Netherlands   100%
    LTX International B.V...........................  The Netherlands   100%
    LTX (Foreign Sales Corporation) B.V.............  The Netherlands   100%
    LTX Asia International, Inc.....................  Delaware          100%
    LTX Israel Limited..............................  Israel            100%
    LTX (Malaysia) SDN.BHD..........................  Malaysia          100%
    iPTest (Holdings) Limited.......................  United Kingdom    100%


   The subsidiaries listed are all included in the consolidated financial statements of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LTX CORPORATION


                                   By  /s/ ROGER W. BLETHEN
                                       ---------------------------------------
                                       Roger W. Blethen
                                       Chief Executive Officer, President
                                       and Director
October 28, 1998

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/ SAMUEL RUBINOVITZ      Chairman of the Board           October 28, 1998
-------------------------
    (Samuel Rubinovitz)


  /s/ ROGER W. BLETHEN       Chief Executive Officer,        October 28, 1998
-------------------------    President and Director
    (Roger W. Blethen)       (Principal Executive Officer)


  /s/ CAROL B. LANGER        Chief Financial Officer         October 28, 1998
-------------------------    (Principal Financial and
    (Carol B. Langer)        Accounting Officer)


  /s/ ROBERT J. BOEHLKE      Director                        October 28, 1998
--------------------------
    (Robert J. Boehlke)


  /s/ JACQUES BOUYER         Director                        October 28, 1998
--------------------------
     (Jacques Bouyer)


  /s/ STEPHEN M. JENNINGS    Director                        October 28, 1998
--------------------------
     (Stephen M. Jennings)


  /s/ ROGER J. MAGGS         Director                        October 28, 1998
--------------------------
     (Roger J. Maggs)


  /s/ ROBERT E. MOORE        Director                        October 28, 1998
-------------------------
     (Robert E. Moore)