Form 10-Q
period 1998-10-31
LTX CORP
filed 1998-12-15
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                      ----------------------------------
                                   FORM 10-Q

(Mark One)
    [X]    QUARTERLY REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  October 31, 1998
                                           ----------------
                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _____________

                      Commission File Number    000-10761
                                                ---------

                                LTX CORPORATION
--------------------------------------------------------------------------------
            (exact Name of Registrant as Specified in Its Chapter)

Massachusetts                                                       04-2594045
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


LTX Park at University Avenue, Westwood, Massachusetts                  02090
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code   (781) 461 1000
                                                     ---------------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

  Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days            Yes  __X___             No ____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Oustanding at December 1, 1998
---------------------------------------     ------------------------------------
Common Stock, par value $0.05 per share                  35,476,940

                                LTX CORPORATION

                                     Index


                                                                   Page Number
Part I.     FINANCIAL INFORMATION

 Item 1.    Consolidated Balance Sheet                                   1
            October 31, 1998 and July 31, 1998

            Consolidated Statement of Operations                         2
            Three months ended October 31, 1998
            And October 31, 1997

            Consolidated Statement of Cash Flows                         3
            Three months ended October 31, 1998
            And October 31, 1997

            Notes to Consolidated Financial Statements                 4-6

 Item 2.    Management's Discussion and Analysis of Financial         7-14
            Condition and Results of Operations

 Item 3.    Quantitive and Qualitative Disclosures About Market Risk    14

Part II.    OTHER INFORMATION

            Item 6--Exhibits and Reports on Form 8-K                    14

SIGNATURES                                                              15

                                LTX CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                       (In thousands, except share data)

                                                           October 31,      July 31,
                                                              1998            1998
                                                         --------------  --------------
  ASSETS
  Current assets:
     Cash and equivalents                                 $      19,636   $      25,109
     Accounts receivable, less allowances of $2,200              26,248          33,871
     Accounts receivable - other                                  5,794           2,044
     Inventories                                                 39,157          38,264
     Other current assets                                         4,188           3,633
                                                          --------------  --------------
       Total current assets                                      95,023         102,921

  Property and equipment, net                                    33,066          35,427
  Other assets                                                    2,678           2,671
                                                          --------------  --------------
                                                          $     130,767   $     141,019
                                                          ==============  ==============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Notes payable                                        $       5,296   $       4,827
     Current portion of long-term debt                            4,812           5,106
     Accounts payable                                            22,762          25,020
     Deferred revenues and customer advances                     14,107          15,045
     Accrued restructuring charges                                2,095           4,395
     Other accrued expenses                                      16,574          14,570
                                                          --------------  --------------
       Total current liabilities                                 65,646          68,963

  Long-term debt, less current portion                            8,255           8,235
  Other long-term liabilities                                       500             563
  Convertible subordinated debentures                             7,308           7,308
  Stockholders' equity:
     Common stock, $0.05 par value
     100,000,000 shares authorized; 38,024,440
     shares issued; 35,476,940 shares outstanding                 1,902           1,902
     Additional paid-in capital                                 197,209         197,209
     Accumulated deficit                                       (138,292)       (131,400)
     Less - Treasury stock (2,547,500 shares), at cost          (11,761)        (11,761)
                                                          --------------  --------------
       Total stockholders' equity                                49,058          55,950
                                                          --------------  --------------
                                                          $     130,767   $     141,019
                                                          ==============  ==============

          See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                        Three Months
                                                            Ended
                                                          October 31,
                                                   ------------------------
                                                      1998           1997
                                                   ---------      ---------
Net sales                                          $ 27,018        $ 54,206

Cost of sales                                        19,847          35,200
                                                   --------        --------
       Gross margin                                   7,171          19,006

Engineering and product development
  expenses                                            5,996           6,716

Selling, general and administrative expenses          7,869          10,909
                                                   --------        --------

       Income (loss) from operations                 (6,694)          1,381

Interest (income) expense, net                          198             (80)
                                                   --------        --------

       Income (loss) before income taxes             (6,892)          1,461

Provision for income taxes                                -             353
                                                   --------        --------

       Net income (loss)                           $ (6,892)        $ 1,108
                                                   ========         =======

Net income (loss) per share:
       Basic                                       $  (0.19)       $   0.03
       Diluted                                     $  (0.19)       $   0.03

Weighted average shares:
       Basic                                         35,477          38,265
       Diluted                                       35,477          41,333

          See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                    Three Months
                                                                         Ended
                                                                       October 31,
                                                             ------------------------------
                                                                 1998            1997
                                                             --------------  --------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                              $ (6,892)        $ 1,108
    Add (deduct) non-cash items:
       Depreciation and amortization                                2,859           3,001
       Exchange (gain) loss                                           460             (33)
  (Increase) decrease in:
       Accounts receivable                                          5,121          (7,671)
       Inventories                                                   (875)         (8,059)
       Other current assets                                          (538)           (359)
       Other assets                                                    (2)             (4)
  Increase (decrease) in:
       Accounts payable                                            (3,108)          4,275
       Accrued expenses and restructuring charges                    (544)            896
       Deferred revenues and customer advances                       (938)         (1,577)
                                                                 --------         -------
    Net cash used in operating activities                          (4,457)         (8,423)
                                                                 --------         -------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Expenditures for property and equipment, net                       (506)         (2,359)
                                                                 --------         -------
    Net cash used in investing activities                            (506)         (2,359)
                                                                 --------         -------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from stock purchase and option plans                         -             238
  Increase (decrease) in notes payable                               (767)            333
  Payments of long-term debt and other liabilities                   (362)           (301)
                                                                 --------         -------
     Net cash provided by (used in) financing activities           (1,129)            270
                                                                 --------         -------
Effect of exchange rate changes on cash                               619             (35)
                                                                 --------         -------
Net decrease in cash and equivalents                               (5,473)        (10,547)
Cash and equivalents at beginning of period                        25,109          67,800
                                                                 --------         -------
    Cash and equivalents at end of period                        $ 19,636         $57,253
                                                                 ========         =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid (received) during the period for:
    Interest                                                     $    359         $   393
    Income taxes                                                 $   (846)        $   649

          See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  The Company
    -----------

    LTX Corporation (the "Company") designs, manufactures, and markets automated test equipment for the semiconductor industry that is used to test systems-on-a-chip, digital, analog, and mixed signal (a combination of digital and analog) integrated circuits (ICs) and discrete semiconductor components. The Company is headquartered in Westwood, Massachusetts, has development and manufacturing facilities in Westwood, Massachusetts, and San Jose, California, and worldwide sales and service facilities to support its customer base.

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

    Certain information and footnote disclosures normally included in the annual financial statements which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on 10-K.

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

    Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

    A reconciliation between basic and diluted earnings per share is as follows:

                                                 Three Months Ended
                                                      October 31,
                                                     1998      1997
                                       (In thousands except per/share amounts)

    Net income (loss)                                 $ (6,892)   $ 1,108

    Basic EPS
     Basic common shares                                35,477     38,265
     Basic EPS                                        $  (0.19)   $  0.03

    Diluted EPS
     Basic common shares                                35,477     38,265
     Plus:  Impact of stock options and warrants             -      3,068
                                                      ---------  --------
     Diluted common shares                              35,477     41,333
     Diluted EPS                                      $  (0.19)   $  0.03

    Options to purchase 4,159,893 shares of common stock in 1998 and 3,204,974 shares in 1997 were outstanding during the periods then ended. There were 3,067,574 options to purchase shares outstanding at October 31, 1997 that were priced at less than the average market price of common shares that were added to the basic common shares outstanding in the calculation of diluted EPS.

    The impact of stock option and warrants was not used in the calculation of the October 31, 1998 diluted EPS as the Company was in a net loss position.

    Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                                 October 31,          July 31,
                                                     1998               1998
                                              ----------------     -------------
                                                        (In thousands)

         Raw materials                           $15,131              $14,400
         Work-in-progress                         19,597               19,419
         Finished goods                            4,429                4,445
                                              ----------           ----------
                                                 $39,157              $38,264
                                              ==========           ==========
3.  Comprehensive Income
    ----------------------
    In August 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The statement requires comprehensive income to be reported with the same prominence as other financial statements. Comprehensive income would include any unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments. The effect of SFAS 130 is immaterial to the Company's financial results.

4.  Recent Accounting Pronouncements
    --------------------------------
    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. The statement is effective for fiscal 1999. SFAS 131 changes the definition and reporting of segments and requires disclosure by operating segment of information such as profit and loss, assets and capital expenditures, major customers and types of products from which revenues are derived.

5.  Interest Expense and Income
    ---------------------------
    Interest expense and income were as follows:

                                               Three Months
                                                  Ended
                                                October 31,
                                              1998       1997
                                           ---------------------
                                              (In thousands)

         Expense                             $ 397       $ 582
         Income                               (199)       (662)
                                             ------      ------
          Interest (income) expense, net     $ 198        ($80)
                                             =====       ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                                      Percentage of Net Sales                      Percentage
                                      ------------------------                 Increase/(Decrease)
                                            Three Months                       -------------------
                                               Ended                               Three Months
                                             October 31,                                1998
                                      ------------------------                          Over
                                         1998          1997                             1997
                                      ----------   -----------                       --------
Net sales                                100.0 %       100.0 %                         (50.2)%

Cost of sales                             73.5          64.9                           (43.6)
                                      ----------   -----------                       --------

    Gross margin                          26.5          35.1                           (62.3)

Engineering and product
    development expenses                  22.2          12.4                           (10.7)

Selling, general and
    administrative expenses               29.1          20.1                           (27.9)
                                      ----------   -----------                       --------

    Income (loss) from operations        (24.8)          2.6                             N/M

Interest (income) expense, net             0.7          (0.1)                            N/M
                                      ----------   -----------                       --------
    Income (loss) before income
      taxes                              (25.5)          2.7                             N/M

Provision for income taxes                               0.7                               -
                                      ----------   -----------                       --------
    Net income (loss)                    (25.5)%         2.0 %                           N/M %
                                      ==========   ===========                       =========


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

RESULTS OF OPERATIONS

During the latter half of fiscal 1998 (primarily in the Company's fourth quarter) and the three months ended October 31, 1998, the semiconductor test equipment ("STE") industry and the semiconductor and semiconductor equipment industries experienced a significant decline in demand due to over capacity and also due to the Asia currency revaluations and the resultant economic slowdown in Asia and Japan. As a result of this steep decline and the Company's product transition to Fusion, its system-on-a-chip test platform, the Company experienced lower than expected revenues and consequently experienced losses from operations. The Company initiated actions to restructure its operations and recorded restructuring and other charges totaling $47.0 million during fiscal 1998. The restructuring initiated by the Company includes consolidating its San Jose manufacturing facility with its Massachusetts facility, restructuring its sales channels in Japan and Asia and divesting its iPTest division in the U.K. The actions initiated will reduce the Company's workforce by approximately 30%; the reduction of its workforce affected all functions of its business.

Three Months Ended October 31, 1998 Compared to the Three Months Ended October 31, 1997

Net sales for the three months ended October 31, 1998 were $27.0 million (including $2.5 million of deferred revenue from the Company's Fusion alliance with Ando Electric Co., Ltd.) as compared to $54.2 million in the same quarter of the prior year, a decrease of 50.2%. The decrease in revenue is a result of the STE and semiconductor industries experiencing a significant decline in activity. The Company anticipates that revenues will continue to be adversely affected by decreased demand for semiconductors during the remainder of fiscal 1999. Geographically, sales to customers outside of North America were 54% and 67% of total net sales in the three months ended October 31, 1998 and 1997, respectively.

The gross profit margin was 26.5% of net sales in the three months ended October 31, 1998, compared to 35.1% of net sales in the same quarter of the prior year. The decrease in the gross margin is a result of the change in the Company's product mix coupled with lower sales prices due to the slowdown in the industry and costs associated with the Company's transition to its Fusion product line. The decrease also results from a lower level of sales relative to fixed manufacturing costs. The Company anticipates that its gross margin as a percentage of sales will improve as revenues from its Fusion product line increase and as the Company realizes the full impact of the consolidation of its manufacturing facilities.

Engineering and product development expenses were $6.0 million or 22.2% of net sales, in the three months ended October 31, 1998, as compared to $6.7 million, or 12.4% of net sales, in the same quarter of the prior year. During the first quarter of fiscal 1999, the Company began to realize savings in relation to the higher levels of spending during fiscal 1998 when the Company was at an earlier stage of development of Fusion product. Engineering and product development expenses are expected to continue to decline as key Fusion development projects are completed during fiscal 1999.

Selling, general and administrative expenses were $7.9 million or 29.1% of net sales, in the three months ended October 31, 1998, as compared to $10.9 million, or 20.1% of net sales, in the same quarter of the prior year. The decrease in selling, general and administrative expenses in absolute dollars largely relates to the Company's restructuring efforts taken during the fourth quarter of fiscal 1998. The Company anticipates selling, general and administrative expenses will continue to decrease during fiscal 1999 as the Company realizes the savings of its restructuring efforts.

Net interest expense was $0.2 million in the three months ended October 31, 1998, as compared to net interest income of $0.1 million in the same quarter in the prior year and occurred because of the reduction in the Company's average cash balances.

The Company had no tax provision for the three months ended October 31, 1998, as compared to $0.4 million in the same quarter in the prior year. The change in the provision relates to the net loss from operations and the net operating loss carryforward.

Net loss was $6.9 million, or ($0.19) per share, in the three months ended October 31, 1998. The Company had a net income of $1.1 million, or $0.03 per share, in the same quarter of the prior year.

Industry conditions were severely depressed during the latter half of fiscal 1998 and the first three months of fiscal 1999, particularly in the Asian and Japanese markets due to economic conditions in those regions. Management believes that weak semiconductor equipment industry conditions will continue for the near term. Until there is substantial improvement in industry conditions, the Company's results of operations may continue to be adversely affected. The Company's results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, lower than anticipated revenues or lower than anticipated margins due to unfavorable product mix.

Liquidity and Capital Resources

At October 31, 1998, the Company had $19.6 million in cash and equivalents and working capital of $29.4 million, as compared to $25.1 million of cash and equivalents and $34.0 million of working capital at July 31, 1998. The decrease in cash balance of $5.5 was a result of net cash used in operating activities of $4.5 million, net cash used for additions to property and equipment of $0.5 million, net cash used in financing activities of $1.1 million and a $0.6 million net cash increase due to the affect of exchange rates on cash.

The Company's Japanese subsidiary had borrowings of $5.3 million at October 31, 1998 as compared to $4.8 million at July 31, 1998. The increase is a result of exchange rate fluctuation.

In October 1998, the Company obtained a $10.0 million domestic credit facility from a bank. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 1%. Borrowing availability under the facility is based on a formula of eligible accounts receivable. During fiscal 1998, the Company had a $20 million domestic credit facility which had no outstanding borrowings and expired in July 1998. In addition, the Company had a $5 million equipment lease line with the same banks which had an outstanding balance of $2,278,000 at October 31, 1998. The Company repaid the lease line in full during November 1998 upon its termination.

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

Year 2000

A discussion of the impact of the Year 2000 to the Company appears under the heading "Business Risks" below.

BUSINESS RISKS

The Company in this report makes, and may from time to time elsewhere make, disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such disclosures in this report include, without limitation, statements regarding the development, introduction, acceptance, and market for Fusion, the Company's belief, under "Results of Operations--Three Months Ended October 31, 1998 As Compared to the Three Months Ended October 31, 1997," as to anticipated revenues, margins and levels of engineering and product development expenses and the Company's belief, under "Liquidity and Capital Resources," as to the adequacy of its cash resources. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement.

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

Importance of New Product Introduction

The STE market is subject to rapid technological change and new product introductions, as well as advancing industry standards. The development of increasingly complex semiconductors and the utilization of semiconductors in a broader spectrum of products has driven the need for more advanced test systems to test such devices at an acceptable cost. The Company's ability to remain competitive in the mixed signal and system-on-a-chip IC markets will depend upon its ability to successfully enhance existing test systems, develop new generations of test systems, such as its new Fusion platform, and to introduce these new products in a timely and cost-effective manner. The Company also has to manufacture its products in volume at a competitive price and on a timely basis to enable customers to integrate them into their operations as they begin to produce their next generation of semiconductors. The Company's failure to have a competitive test system available when required by a semiconductor manufacturer would make it substantially more difficult for the Company to sell test systems to that manufacturer for a number of years. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements. If new products have reliability or functionality problems, then reduced, canceled or rescheduled orders, higher manufacturing costs, delays in collecting accounts receivable and additional warranty expense may result, which would reduce gross margins on new product sales and otherwise materially affect the Company's business and results of operations. The Company's Fusion product is subject to the risks associated with new product introductions, including the risk that delays in development, reliability or functionality problems could increase expenses and reduce gross margins on new product sales. Furthermore, announcements by the Company or its competitors of new products could cause customers to defer or forego purchases of the Company's existing products, which would also adversely affect the Company's business and results of operations. There can be no assurance that the Company will be successful in the introduction and volume manufacture of its new productions, that such introduction will coincide with the development by semiconductor manufacturers of their next generation semiconductors or that such products will satisfy customer needs or achieve market acceptance. The failure to do so could materially adversely affect the Company's business and results of operations.

Asia Economic Conditions

In light of the continuing economic downturn in certain Asian countries, there can be no assurance that the Company will be able to obtain additional orders or that it will not experience cancellations of existing orders from customers in or dependent upon such countries, any of which would have an adverse effect on the Company's business and results of operations.

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

Certain hardware and software products currently installed at sites will require upgrade or other remediation to become Year 2000 compliant. The Company is identifying and contacting affected customers to advise them of non-compliant products. The Company has established three ongoing product-based teams to ensure product compliance. The teams are managed in accordance with the Company's engineering product development process. The Company anticipates that it will incur costs of approximately $400,000 to make its products Year 2000 compliant. A majority of such Year 2000 compliance expenses is represented by existing engineering personnel assigned to the project. The Company does not believe that there will be a material adverse impact as a result of making its products Year 2000 compliant since the Company's products are not "date dependent".

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

The impact to the Company of Year 2000 will also be dependent on the manner in which Year 2000 issues are addressed by third parties that either provide or receive services or data to or from the Company or whose operations are critical to the Company. To reduce this risk, the team has been identifying mission critical third parties to determine their Year 2000 readiness.

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

Item 3.  Quantitive and Qualitative Disclosures About Market Risk

A discussion of the Company's exposure to and mangement of market risk appears under the heading "Business Risks".


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  (i)  Exhibit 27 - Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the three months ended October 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LTX Corporation



Date: December 15, 1998                By:     /s/ Roger W. Blethen
    --------------------------------      -----------------------------------
                                                   Roger W. Blethen
                                          Chief Executive Officer and President



Date: December 15, 1998                By:       /s/ David G. Tacelli
    --------------------------------      -----------------------------------
                                                   David G. Tacelli
                                          Vice President, Chief Financial
                                                 Officer and Treasurer
                                           (Principal Financial Officer)