Form 10-Q/A
period 1998-04-30
LTX CORP
filed 1998-12-21
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -------------------

                                   FORM 10-Q-A
                                 AMENDMENT NO. 1

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 1998
                                             --------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ____________ to ______________


                        Commission File Number 000-10761
                                               ---------

                                 LTX CORPORATION
--------------------------------------------------------------------------------
             (exact Name of Registrant as Specified in Its Chapter)


Massachusetts                                                        04-2594045
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


LTX Park at University Avenue, Westwood, Massachusetts                  02090
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code        (781) 461 1000
                                                  ------------------------------


--------------------------------------------------------------------------------
      Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report.


     Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days           Yes  X     No
                                                       ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                                 Oustanding at June 8, 1998
---------------------------------------              --------------------------
Common Stock, par value $0.05 per share                     35,366,319

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  (i)  Exhibit 10 - Material Contracts

                   -Fusion Agreement dated as of the 24th day of April, 1998 by and between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(AA))*







*Confidential treatment requested as to certain portions thereof. Revised Agreement filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LTX Corporation




Date:    December 18, 1998             By: /s/ Roger W. Blethen
                                           -------------------------------------
                                           Roger W. Blethen
                                           Chief Executive Officer and President




Date:    December 18, 1998             By: /s/ David G. Tacelli
                                           -------------------------------------
                                           David G. Tacelli
                                           Vice President, Chief Financial
                                           Officer and Treasurer
                                           (Principal Financial Officer)