Form 10-Q
period 1999-01-31
LTX CORP
filed 1999-03-17
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECITON 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  January 31, 1999
                                       ----------------

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to __________________

                      Commission File Number    000-10761
                                                ---------


                                LTX CORPORATION
--------------------------------------------------------------------------------
            (exact Name of Registrant as Specified in Its Chapter)


Massachusetts                                                04-2594045
--------------------------------------------------------------------------------
(State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)


LTX Park at University Avenue, Westwood, Massachusetts            02090
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)



Registrant's Telephone Number, Including Area Code     (781) 461 1000
                                                     ---------------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

  Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days             Yes  [X]      No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at March 15, 1999
---------------------------------------     ----------------------------------
Common Stock, par value $0.05 per share                   35,669,601

                                LTX CORPORATION

                                     Index

                                                                     Page Number

Part I.  FINANCIAL INFORMATION
   Item 1.    Consolidated Balance Sheet                                     1
              January 31, 1999 and July 31, 1998

              Consolidated Statement of Operations                           2
              Three months and six months ended
              January 31, 1999 and January 31, 1998

              Consolidated Statement of Cash Flows                           3
              Six months ended January 31, 1999
              and January 31, 1998

              Notes to Consolidated Financial Statements                   4-6

   Item 2.    Management's Discussion and Analysis of Financial           7-14
              Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk    14

Part II.      OTHER INFORMATION

   Item 4.    Submissions of Matters to a Vote of Security Holders          15

   Item 6.    Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                  16

                                LTX CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                  (unaudited)
                       (In thousands, except share data)

                                                    January 31,       July 31,
                                                        1999            1998
                                                    ----------       ---------
      ASSETS
      Current assets:
         Cash and equivalents                        $ 18,395         $ 25,109
         Accounts receivable, less allowances
          of $2,127 and $2,200                         28,288           33,871
         Accounts receivable - other                    4,014            2,044
         Inventories                                   36,124           38,264
         Other current assets                           4,714            3,633
                                                     --------         --------
           Total current assets                        91,535          102,921

      Property and equipment, net                      31,714           35,427
      Other assets                                        416            2,671
                                                     --------         --------
                                                     $123,665         $141,019
                                                     ========         ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
         Notes payable                               $      -          $ 4,827
         Current portion of long-term debt                279            5,106
         Accounts payable                              21,976           25,020
         Deferred revenues and customer advances       13,396           15,045
         Other accrued expenses                        18,003           18,965
                                                     --------         --------
           Total current liabilities                   53,654           68,963
                                                     --------         --------

      Long-term debt, less current portion             12,000            8,235
      Other long-term liabilities                         500              563
      Convertible subordinated debentures               7,308            7,308
      Stockholders' equity                             50,203           55,950
                                                     --------         --------
                                                     $123,665         $141,019
                                                     ========         ========

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amount)

                                                                Three Months                        Six Months
                                                                    Ended                             Ended
                                                                 January 31,                        January 31,
                                                         -----------------------           ------------------------
                                                           1999            1998             1999             1998
                                                         -------         -------           -------          -------
    Net sales                                            $ 33,691        $ 55,132         $ 60,709         $109,338
    Cost of sales                                          23,228          35,154           43,075           70,354
                                                          -------           -----         --------          -------
           Gross margin                                    10,463          19,978           17,634           38,984

    Engineering and product development
      expenses                                              5,797           7,928           11,793           14,644
    Selling, general and administrative expenses            7,255          11,046           15,124           21,955
                                                          -------           -----         --------          -------
           Income (loss) from operations                   (2,589)          1,004           (9,283)           2,385
    Interest (income) expense, net                             58              (4)             256              (84)
    Other (income) expense, net                            (3,786)              -           (3,786)               -
                                                          -------           -----         --------          -------
           Income (loss) before income taxes                1,139           1,008           (5,753)           2,469
    Provision for income taxes                                  -             243                -              596
                                                          -------           -----         --------          -------
           Net income (loss)                              $ 1,139           $ 765         $ (5,753)         $ 1,873
                                                          =======           =====         ========          =======
    Net income (loss) per share:
           Basic                                           $ 0.03          $ 0.02          $ (0.16)          $ 0.05
           Diluted                                         $ 0.03          $ 0.02          $ (0.16)          $ 0.05

    Weighted average shares:
           Basic                                           35,477          36,758           35,477           36,737
           Diluted                                         36,131          37,665           35,477           37,986

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                             Six Months
                                                                               Ended
                                                                            January 31,
                                                                   -------------------------
                                                                     1999             1998
                                                                   -------           -------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                              $ (5,753)        $  1,873
      Add (deduct) non-cash items:
         Depreciation and amortization                                5,811            6,059
         Gain on liquidation / sale of business units                (3,786)               -
         Exchange (gain) loss                                           308              (36)
    (Increase) decrease in:
         Accounts receivable                                          5,958          (13,265)
         Inventories                                                  2,132          (14,375)
         Other current assets                                        (1,064)            (139)
         Other assets                                                   (60)             264
    Increase (decrease) in:
         Accounts payable                                            (3,854)           8,565
         Accrued expenses and restructuring charges                  (3,493)            (307)
         Deferred revenues and customer advances                     (5,499)          (2,951)
                                                                   --------         --------
      Net cash used in operating activities                          (9,300)         (14,312)
                                                                   --------         --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Expenditures for property and equipment, net                     (2,699)          (7,376)
                                                                   --------         --------
      Net cash used in investing activities                          (2,699)          (7,376)
                                                                   --------         --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from stock purchase and option plans                       483              900
    Proceeds from sale of business unit                               2,000                -
    Increase (decrease) in notes payable                               (767)               3
    Payments of long-term debt and other liabilities                   (895)          (2,629)
    Proceeds from lease financing                                     3,850              141
                                                                   --------         --------
      Net cash provided by (used in) financing activities             4,671           (1,585)
                                                                   --------         --------
Effect of exchange rate changes on cash                                 614             (206)
                                                                   --------         --------
Net decrease in cash and equivalents                                 (6,714)         (23,479)
Cash and equivalents at beginning of period                          25,109           67,800
                                                                   --------         --------
      Cash and equivalents at end of period                        $ 18,395         $ 44,321
                                                                   ========         ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid (received) during the period for:
      Interest                                                     $    702         $  1,128
      Income taxes                                                 $   (786)        $    979

                                LTX CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  The Company
    -----------

    LTX Corporation (the "Company") designs, manufactures, and markets automated test equipment for the semiconductor industry that is used to test systems-on-a-chip, digital, analog, and mixed signal (a combination of digital and analog) integrated circuits (ICs). The Company is headquartered in Westwood, Massachusetts, has additional development facilities in San Jose, California, and worldwide sales and service facilities to support its customer base.

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

  A reconciliation between basic and diluted earnings per share is as follows:

                                                   Three Months                           Six Months
                                                      Ended                                  Ended
                                                   January 31,                            January 31,
                                            -------------------------            ---------------------------
                                             1999              1998                1999                1998
                                            -------           -------            -------             -------
                                              (In thousands, except per share amount)
Net income (loss)                           $ 1,139           $   765            $(5,753)            $ 1,873
Basic EPS
  Basic commons shares                       35,477            36,758             35,477              36,737
  Basic EPS                                 $  0.03           $  0.02            $ (0.16)            $  0.05

Diluted EPS
  Basic common shares                        35,477            36,758             35,477              36,737
  Plus: Impact of stock options                 654               884                  -               1,223
  Plus: Impact of stock warrants                  -                23                  -                  26
  Diluted common shares                      36,131            37,665             35,477              37,986
                                            -------           -------            -------             -------
  Diluted EPS                               $  0.03           $  0.02            $ (0.16)            $  0.05


  Options to purchase 4,612,217 shares of common stock in 1999 and 4,159,893 shares in 1998 were outstanding during the periods then ended. Options to purchase 1,116,805 shares of Common Stock at January 31, 1999 at prices ranging from $3.77 to $5.28, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive.

  Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                   January 31,            July 31,
                                       1999                 1998
                                     -------              -------
                                          (In thousands)
  Raw materials                      $15,298              $14,400
  Work-in-progress                    17,970               19,419
  Finished goods                       2,856                4,445
                                     $36,124              $38,264
                                     =======              =======

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

5.  Interest Expense and Income
    ---------------------------

    Interest expense and income were as follows:

                                    Three Months          Six Months
                                       Ended                Ended
                                    January 31,          January 31,
                                  ---------------    ------------------
                                   1999      1998     1999       1998
                                  ------    -----    ------     -------
                                   (In thousands)     (In thousands)
                                  -------------------------------------
Expense                           $ 310     $ 547    $ 707     $ 1,129
Income                             (252)     (551)    (451)     (1,213)
Interest (income) expense, net    $  58     $  (4)    $256        ($84)
                                  =====     =====    =====     =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the principal items included in the Consolidated Statement
                  of Operations as percentages of net sales.

                                                   Percentage of Net Sales                               Percentage
                                        ---------------------------------------------                Increase/(Decrease)
                                           Three Months                Six Months                ---------------------------
                                              Ended                       Ended                  Three Months     Six Months
                                           January 31,                 January 31,                  1999             1999
                                        -----------------           -----------------               Over             Over
                                        1999         1998           1999         1998               1998             1998
                                        ----         ----           ----         ----               ----             ----
Net sales                              100.0 %      100.0 %        100.0 %      100.0 %            (38.9)           (44.5)%
Cost of sales                           68.9         63.8           71.0         64.3              (33.9)           (38.9)

    Gross margin                        31.1         36.2           29.0         35.7              (47.6)           (54.8)
Engineering and product
    development expenses                17.2         14.4           19.4         13.4              (26.9)           (19.5)
Selling, general and
    administrative expenses             21.5         20.0           24.9         20.1              (34.3)           (31.1)
                                       -----        -----          -----        -----              -----             ----
    Income (loss) from operations       (7.6)         1.8          (15.3)         2.2                N/M              N/M
Interest (income) expense, net             -            -              -            -                N/M              N/M
Other income                            11.0            -            5.8            -                N/M              N/M
                                       -----        -----          -----        -----              -----             ----
    Income (loss) before income
      taxes                              3.4          1.8           (9.5)         2.2               12.9              N/M
Provision for income taxes                 -          0.4              -          0.5             (100.0)             N/M
                                       -----        -----          -----        -----              -----             ----
    Net income (loss)                    3.4 %        1.4 %         (9.5)%        1.7 %             48.9              N/M %
                                       =====        =====          =====        =====              =====             ====

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

Results of Operations

Three Months and Six Months Ended January 31, 1999 Compared to the Three Months and Six Months Ended January 31, 1998

Net sales for the three months ended January 31, 1999 were $33.7 million (including $2.5 million of deferred revenue from the Company's Fusion alliance with Ando Electric Co., Ltd.) as compared to $55.1 million in the same quarter of the prior year, a decrease of 39%. For the six months ended January 31, 1999, net sales were $60.7 million as compared to $109.3 million for the same period of the prior year, a decease of 44%. The decrease in revenue is a result of the STE and semiconductor industries experiencing a significant decline in activity. Geographically, sales to customers outside of North America were 57% and 61% of total net sales in the three months ended January 31, 1999 and 1998, respectively.

The gross profit margin was 31% of net sales in the three months ended January 31, 1999, compared to 36% of net sales in the same quarter of the prior year. For the six months ended January 31, 1999, gross profit margin was 29% compared to 36% for the six months ended January 31, 1998. The decrease primarily results from a lower level of sales relative to fixed manufacturing costs. The Company anticipates that its gross margin as a percentage of sales will improve as industry conditions continue to immprove, and as the Company realizes the full impact of the consolidation of its manufacturing facilities.

Engineering and product development expenses were $5.8 million or 17.2% of net sales, in the three months ended January 31, 1999, as compared to $7.9 million, or 14.4% of net sales, in the same quarter of the prior year. For the six months ended January 31, 1999, engineering and product development expenses were $11.8 million, or 19.4% of net sales, as compared to $14.6 million, or 13.4% of net sales, in the six months ended January 31, 1998. During the first half of fiscal 1999, the Company realized savings in relation to the higher levels of spending during fiscal 1998 when the Company was at an earlier stage of development of its Fusion product.

Selling, general and administrative expenses were $7.3 million or 21.5% of net sales, in the three months ended January 31, 1999, as compared to $11.0 million, or 20.0% of net sales, in the same quarter of the prior year. For the six months ended January 31, 1999, selling, general and administrative expenses were $15.1 million, or 24.9% of net sales, as compared to $22.0 million, or 20.1% of net sales, in the six months ended January 31, 1998. The decrease in selling, general and administrative expenses in absolute dollars largely relates to the Company's restructuring efforts taken during the fourth quarter of fiscal 1998 and first quarter of fiscal 1999.

Net interest expense was $58,000 in the three months ended January 31, 1999, as compared to net interest income of $4,000 in the same quarter in the prior year.

The Company booked two transactions for $3.8 million during the three months ended January 31, 1999. These transactions consisted of a liquidation of a joint venture with Sumitomo Metal Industries, Ltd. in Japan and the sale of a portion of the Company's board repair business in Singapore. These transactions are consistent with the Company's strategic commitment to the Fusion product and its focus on reducing costs. The combination of the liquidation of the joint venture and the sale of the board repair business related to its first generation products resulted in a gross gain of $5.6 million. The gain was reduced by a reserve against anticipated costs related to these transactions of $1.8 million resulting in a net gain of $3.8 million.

The Company had no tax provision for the three months ended January 31, 1999. There was a $243,000 provision for income taxes in the same period of the prior year. There was no provision for income taxes in the six months ended January 31, 1999, as compared to $596,000 in the six months ended January 31, 1998. The change in the provision relates to the net loss from operations and the net operating loss carryforward.

Net income was $1.1 million, or $0.03 per share, in the three months ended January 31, 1999. The Company had a net income of $0.76 million, or $0.02 per share, in the same quarter of the prior year.

Liquidity and Capital Resources

At January 31, 1999, the Company had $18.4 million in cash and equivalents and working capital of $37.8 million, as compared to $25.1 million of cash and equivalents and $34.0 million of working capital at July 31, 1998. The decrease in cash balance of $6.7 million included $3.6 million of cash payments for severance and other restructuring costs.

The Company's Japanese subsidiary had no short term bank debt outstanding at January 31, 1999 as compared to $4.8 million at July 31, 1998. The decrease is a result of the payment of approximately $5.0 million of short term bank debt of the Japanese subsidiary by Sumitomo Metal Industries, Ltd. in connection with the liquidation of the Company's joint venture with Sumitomo Metal Industries, Ltd.

In October 1998, the Company obtained a $10.0 million domestic credit facility from a bank. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 1%. Borrowing availability under the facility is based on a formula of eligible accounts receivable less outstanding letters of credit issued on behalf of the Company. The Company has used approximately $3.0 million of borrowing availability for outstanding letters of credit. During fiscal 1998, the Company had a $20 million domestic credit facility which had no outstanding borrowings and expired in July 1998. In addition, the Company had a $5 million equipment lease line which was repaid in full during November 1998 upon its termination.

The Company has taken and continues to take significant steps to control and reduce spending and capital expenditures and divest its non-strategic assets. The Company anticipates that these steps, combined with its working capital and its existing credit facility will be adequate to fund the Company's currently proposed operating activities for the remainder of the fiscal year. However, a significant shortfall from plan as a result of the Company's inability to ship products as scheduled or delayed acceptance of the Company's new Fusion products would unfavorably impact the Company's cash flow. The Company may require additional capital to fund anticipated growth in fiscal 2000. In that event, the Company would need to seek additional debt or equity financing. There can be no assurance that the Company could obtain the necessary financing.

Year 2000

A discussion of the impact of the Year 2000 to the Company appears under the heading "Business Risks" below.

BUSINESS RISKS

The Company in this report makes, and may from time to time elsewhere make, disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such disclosures in this report include, without limitation, statements regarding the development, introduction, acceptance and market for Fusion, the Company's belief, under "Results of Operations. Three Months and Six Months Ended January 31, 1999 As Compared to the Three Months and Six Months Ended January 31, 1998," as to anticipated revenues, margins and levels of engineering and product development expenses and the Company's belief, under "Liquidity and Capital Resources," as to the adequacy of its cash resources. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement.

Importance of New Product Introduction

The STE market is subject to rapid technological change and new product introductions, as well as advancing industry standards. The development of increasingly complex semiconductors and the utilization of semiconductors in a broader spectrum of products have driven the need for more advanced test systems to test such devices and to do so at an acceptable cost. The Company's ability to remain competitive in the mixed signal and system-on-a-chip IC markets will depend upon its ability to successfully enhance existing test systems, develop new generations of test systems, such as its new Fusion platform, and to introduce these new products in a timely and cost-effective manner. The Company also has to manufacture its products in volume at a competitive price and on a timely basis to enable customers to integrate them into their operations as they begin to produce their next generation of semiconductors. The Company's failure to manufacture and ship test systems to customers in sufficient volume and on a timely basis could materially adversely affect the Company's business and results of operations. The Company's failure to have a competitive test system available when required by a semiconductor manufacturer would make it substantially more difficult for the Company to sell test systems to that manufacturer for a number of years. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements.

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

Asia Economic Conditions

In light of the economic downturn in certain Asian countries, there can be no assurance that continually the Company will be able to obtain additional orders or that it will not experience cancellations of existing orders from customers in or dependent upon such countries, any of which would have an adverse effect on the Company's business and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         A discussion of the Company's exposure to and management of market risk appears under the heading "Business Risks".

PART II  OTHER INFORMATION


Item 4.  Submissions of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Stockholders on December 8, 1998.

         (b) Stockholders elected Messrs. Jacques Bouyer and Samuel Rubinovitz as Class III Directors to serve additional terms of three years. Messrs. Stephen M. Jennings and Robert E. Moore continued to serve as Class I Directors, with their terms of office expiring at the Year 1999 Annual Meeting of Stockholders. Messrs. Roger W. Blethen, Robert J. Boehlke and Roger J. Maggs continued to serve as Class II Directors, with their terms of office expiring at the Year 2000 Annual Meeting of Stockholders.

         (c)  Matters voted upon and the results of the voting were as follows:

              (i) Stockholders voted 32,060,982 shares FOR and 1,750,145 shares WITHHELD from the election of Jacques Bouyer as a Class III Director. Stockholders voted 33,119,983 shares FOR and 691,144 shares WITHHELD from the election of Samuel Rubinovitz as a Class III Director.

              (ii) Stockholders voted 27,698,402 shares FOR; 5,971,475 shares
                   AGAINST and 141,250 shares ABSTAINED regarding the vote to amend the 1993 Employees' Stock Purchase Plan to increase the number of shares of common stock available for issuance thereunder by 1,500,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  (i)  Exhibit 10  Material Contracts
                   - LTX Corporation 1993 Employees' Stock Purchase Plan (Exhibit 10 (D)). Previously filed as Exhibit 4 to the

                   Company's Registration Statement No. 333-71455 on Form S-8 filed on January 29, 1999.

                   - Second Amendment to Loan Agreement between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(BB)).

          (ii) Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed during the three months ended January 31, 1999.

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