Form 10-Q
period 1999-04-30
LTX CORP
filed 1999-06-14
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  April 30, 1999
                                       -----------------------

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to __________________

                      Commission File Number    000-10761
                                                ---------

                                LTX CORPORATION
-------------------------------------------------------------------------------
            (exact Name of Registrant as Specified in Its Chapter)

         Massachusetts                                       04-2594045
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

LTX Park at University Avenue, Westwood, Massachusetts                 02090
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code    (781) 461 1000
                                                     ----------------

-------------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

  Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days            Yes     X            No
                                                  -------            -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                             Outstanding at June 10, 1999
---------------------------------------            ----------------------------
Common Stock, par value $0.05 per share                     35,766,127

                                LTX CORPORATION



                                     Index



                                                                    Page Number


Part I.       FINANCIAL INFORMATION

    Item 1.   Consolidated Balance Sheet                                   1
                 April 30, 1999 and July 31, 1998

              Consolidated Statement of Operations                         2
                 Three Months and Nine Months Ended
                 April 30, 1999 and April 30, 1998

              Consolidated Statement of Cash Flows                         3
                 Nine Months Ended April 30, 1999
                 and April 30, 1998

              Notes to Consolidated Financial Statements                  4-6

    Item 2.   Management's Discussion and Analysis of Financial           7-14
                 Condition and Results of Operations

    Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk                                         14

Part II.      OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                 15

                                                LTX CORPORATION

                                           CONSOLIDATED BALANCE SHEET

                                       (In thousands, except share data)

                                                                                    (Unaudited)
                                                                                     April 30,       July 31,
                                                                                       1999            1998
                                                                                  --------------   -------------
      ASSETS
      Current assets:
        Cash and equivalents                                                      $       19,048   $      25,109
        Accounts receivable (less allowance of $1,696 and $2,200)                         29,310          33,871
        Accounts receivable - other                                                        3,941           2,044
        Inventories                                                                       40,291          38,264
        Other current assets                                                               4,078           3,633
                                                                                  --------------   -------------
           Total current assets                                                           96,668         102,921

      Property and equipment, net                                                         30,956          35,427
      Other assets                                                                           472           2,671
                                                                                  --------------   -------------
                                                                                  $      128,096   $     141,019
                                                                                  ==============   =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Notes payable                                                             $        2,301   $       4,827
        Current portion of long-term debt                                                      -           5,106
        Accounts payable                                                                  24,995          25,020
        Deferred revenues and customer advances                                           12,157          15,045
        Other accrued expenses                                                            16,315          18,965
                                                                                  --------------   -------------
           Total current liabilities                                                      55,768          68,963
                                                                                  --------------   -------------

      Long-term debt, less current portion                                                12,000           8,235
      Other long-term liabilities                                                            500             563
      Convertible subordinated debentures                                                  7,308           7,308
      Stockholders' equity                                                                52,520          55,950
                                                                                  --------------   -------------

                                                                                  $      128,096   $     141,019
                                                                                  ==============   =============


                                                LTX CORPORATION

                                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  (Unaudited)
                                    (In thousands, except per share amount)

                                                            Three Months                     Nine Months
                                                                Ended                           Ended
                                                              April 30,                       April 30,
                                                   ------------------------------  ------------------------------
                                                       1999             1998           1999            1998
                                                   --------------   -------------  --------------  --------------
    Net sales                                      $       43,210   $      54,130  $      103,919  $      163,468

    Cost of sales                                          27,154          39,766          70,229         110,120
                                                   --------------   -------------  --------------  --------------

           Gross margin                                    16,056          14,364          33,690          53,348

    Engineering and product development                     6,308           8,350          18,101          22,994
      expenses

    Selling, general and administrative expenses            7,781          12,812          22,905          34,767
                                                   --------------   -------------  --------------  --------------

           Income (loss) from operations                    1,967          (6,798)         (7,316)         (4,413)

    Interest (income) expense, net                            173             132             429              48

    Other (income) expense, net                                 -               -          (3,786)              -
                                                   --------------   -------------  --------------  --------------

           Income (loss) before income taxes                1,794          (6,930)         (3,959)         (4,461)

    Provision for income taxes                                  -            (596)              -               -
                                                   --------------   -------------  --------------  --------------

           Net income (loss)                       $        1,794   $      (6,334) $       (3,959) $       (4,461)
                                                   ==============   =============  ==============  ==============

    Net income (loss) per share:
           Basic                                   $         0.05   $       (0.17) $        (0.11) $        (0.12)
           Diluted                                 $         0.05   $       (0.17) $        (0.11) $        (0.12)

    Weighted average shares:
           Basic                                           35,643          36,797          35,532          36,757
           Diluted                                         37,195          36,797          35,532          36,757

                                                LTX CORPORATION

                                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  (Unaudited)
                                                 (In thousands)

                                                                                             Nine Months
                                                                                                Ended
                                                                                              April 30,
                                                                                   ------------------------------
                                                                                        1999            1998
                                                                                   --------------  --------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                              $       (3,959) $       (4,461)
      Add (deduct) non-cash items:
        Depreciation and amortization                                                       8,665           9,229
        Gain on liquidation / sale of business units                                       (3,786)
        Exchange (gain) loss                                                                  467             (15)
    (Increase) decrease in:
        Accounts receivable                                                                 4,900         (10,864)
        Inventories                                                                        (2,074)        (22,032)
        Other current assets                                                                 (434)            157
        Other assets                                                                         (124)            250
    Increase (decrease) in:
        Accounts payable                                                                     (809)         15,972
        Accrued expenses and restructuring charges                                         (4,670)         (6,776)
        Deferred revenues and customer advances                                            (6,738)          9,171
                                                                                   --------------  --------------
      Net cash used in operating activities                                                (8,562)         (9,369)
                                                                                   --------------  --------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Expenditures for property and equipment, net                                           (4,795)        (10,167)
                                                                                   --------------  --------------
      Net cash used in investing activities                                                (4,795)        (10,167)
                                                                                   --------------  --------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from stock purchase and option plans                                             523             962
    Proceeds from sale of business unit                                                     2,000
    Proceeds from short term borrowing                                                      3,480
    Payments of short term borrowing                                                       (1,946)           (376)
    Payments of long-term debt and other liabilities                                       (1,174)         (2,976)
    Proceeds from lease financing                                                           3,850           1,451
                                                                                   --------------  --------------
      Net cash provided by (used in) financing activities                                   6,733            (939)
                                                                                   --------------  --------------

Effect of exchange rate changes on cash                                                       563            (372)
                                                                                   --------------  --------------
Net decrease in cash and equivalents                                                       (6,061)        (20,847)
Cash and equivalents at beginning of period                                                25,109          67,800
                                                                                   --------------  --------------
      Cash and equivalents at end of period                                        $       19,048  $       46,953
                                                                                   ==============  ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid (received) during the period for:
      Interest                                                                     $          973  $        1,485
      Income taxes                                                                 $         (784) $          979

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
    1,600,000 shares of LTX common stock received by LTX as                        $            -  $        7,400
    consideration for certain marketing, sales and manufacturing rights and held in treasury

                                LTX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   The Company
     -----------

     LTX Corporation (the "Company") designs, manufactures, and markets automatic test equipment for the semiconductor industry that is used to test systems-on-a-chip, digital, analog, and mixed signal (a combination of digital and analog) integrated circuits (ICs). The Company is headquartered in Westwood, Massachusetts, has additional development facilities in San Jose, California, and worldwide sales and service facilities to support its customer base.

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

     Net Income (Loss) Per Share

     In July 1998, the Company adopted Statement of Financial Accounting Standards, "Earnings Per Share," (SFAS 128). All previously reported earnings per share information presented has been restated to reflect the impact of adopting SFAS 128. There were no adjustments to the earnings per share numbers previously reported for the three months and nine months ended April 30, 1998 as the Company reported a net loss for that period.

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


     A reconciliation between basic and diluted earnings per share is as follows:

                                                    Three Months                       Nine Months
                                                       Ended                              Ended
                                                     April 30,                          April 30,
                                          ------------------------------     -----------------------------
                                                1999             1998             1999            1998
                                          --------------     -----------     ------------    -------------
                                                     (In thousands, except per share amount)

    Net income (loss)                          $ 1,794          $(6,334)          $(3,959)         ($4,461)
Basic EPS
  Basic common shares                           35,643           36,797            35,532           36,757
  Basic EPS                                    $  0.05          $ (0.17)          $ (0.11)        $  (0.12)
Diluted EPS
  Basic common shares                           35,643           36,797            35,532           36,757
  Plus: Impact of stock options                  1,552                -                 -                -
                                          ============      ===========      ============    =============
  Diluted common shares                         37,195           36,797            35,532           36,757
  Diluted EPS                                  $  0.05          $ (0.17)          $ (0.11)        $  (0.12)


     Options to purchase 4,778,819 shares of common stock in fiscal 1999 and 3,439,680 shares in fiscal 1998 were outstanding during the periods then ended. Options to purchase 449,709 shares of Common Stock at April 30, 1999 at a weighted average price of $6.43, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, their inclusion would be antidilutive.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                                  April 30,             July 31,
                                                     1999                 1998
                                              ----------------     ----------------
                                                            (In thousands)

  Raw materials                                        $21,347              $14,400
  Work-in-progress                                      14,493               19,419
  Finished goods                                         4,451                4,445
                                              ----------------     ----------------
                                                       $40,291              $38,264
                                              ================     ================

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

4.   Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement is effective for fiscal 1999. SFAS 131 changes the definition and reporting of segments and requires disclosure by operating segment of information such as revenues, profit and loss, identifiable assets and capital expenditures, major customers and types of products from which revenues are derived.

5.   Interest Expense and Income
     ---------------------------

     Interest expense and income were as follows:

                                                Three Months                  Nine Months
                                                   Ended                         Ended
                                                 April 30,                     April 30,
                                          ------------------------       ---------------------
                                            1999            1998           1999         1998
                                          -------        ---------       -------      --------
                                               (In thousands)                (In thousands)
                                          ------------------------       ---------------------
Expense                                    $ 302           $ 500          $1,009      $ 1,629
Income                                      (129)           (368)           (580)      (1,581)
                                          -------        ---------       -------      --------
Interest (income) expense, net             $ 173           $ 132          $  429      $    48
                                          =======        =========       =======      ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                                                                                                         Percentage
                                                   Percentage of Net Sales                           Increase/(Decrease)
                                      ---------------------------------------------------       ------------------------------
                                           Three Months                Nine Months               Three Months     Nine Months
                                          Ended April 30,            Ended April 30,                 1999            1999
                                      -----------------------    -----------------------             Over            Over
                                         1999         1998           1999         1998               1998            1998
                                      ----------   ----------    -----------   ----------       -------------   --------------

Net sales                                  100.0%       100.0%         100.0%       100.0%              (20.2)           (36.4)%

Cost of sales                               62.8         73.5           67.6         67.4               (31.7)           (36.2)
                                      ----------   ----------    -----------   ----------       -------------   --------------
    Gross margin                            37.2         26.5           32.4         32.6                11.8            (36.8)

Engineering and product
    development expenses                    14.6         15.4           17.4         14.0               (24.5)           (21.3)

Selling, general and
    administrative expenses                 18.0         23.7           22.0         21.3               (39.3)           (34.1)
                                      ----------   ----------    -----------   ----------       -------------   --------------

    Income (loss) from operations            4.6        (12.6)          (7.0)        (2.7)              129.0              N/M

Interest (income) expense, net               0.4          0.2            0.4            -                31.1              N/M

Other income                                   -            -            3.6            -                 N/A              N/M
                                      ----------   ----------    -----------   ----------       -------------   --------------

    Income (loss) before income
      taxes                                  4.2        (12.8)          (3.8)        (2.7)              125.9              N/M

Provision for income taxes                     -         (1.1)             -            -                 N/M              N/M
                                      ----------   ----------    -----------   ----------       -------------   --------------
    Net income (loss)                        4.2 %      (11.7)%         (3.8)%       (2.7)%             128.3              N/M %
                                      ==========   ==========    ===========   ==========       =============   ==============

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

Results of Operations

Three Months and Nine Months Ended April 30, 1999 Compared to the Three Months and Nine Months Ended April 30, 1998

Net sales for the three months ended April 30, 1999 were $43.2 million (including $2.5 million of deferred revenue from the Company's Fusion alliance with Ando Electric Co., Ltd.) as compared to $54.1 million in the same quarter of the prior year, a decrease of 20%. For the nine months ended April 30, 1999, net sales were $103.9 million as compared to $163.5 million for the same period of the prior year, a decrease of 36%. The decrease in revenue is primarily a result of the STE and semiconductor industries experiencing a significant decline in activity. Geographically, sales to customers outside of North America were 46% and 55% of total net sales in the three months ended April 30, 1999 and 1998, respectively.

The gross profit margin was 37.2% of net sales in the three months ended April 30, 1999, compared to 26.5% of net sales in the same quarter of the prior year. For the nine months ended April 30, 1999, gross profit margin was 32.4% compared to 32.6% for the nine months ended April 30, 1998. Gross margin improved in the three months ended April 30, 1999 as compared to the three months ended January 31, 1999 and the three months ended October 31, 1998 due to increased sales volume, the full impact of the cost efficiencies gained from restructuring including the consolidation of the Company's manufacturing operations into its Westwood, Massachusetts facility and more favorable product mix. The Company anticipates that its gross margin as a percentage of sales will improve as industry conditions continue to improve and as sales volume increases.

Engineering and product development expenses were $6.3 million or 14.6% of net sales, in the three months ended April 30, 1999, as compared to $8.4 million, or 15.4% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 1999, engineering and product development expenses were $18.1 million, or 17.4% of net sales, as compared to $23.0 million, or 14.0% of net sales, in the nine months ended April 30, 1998. During the first three quarters of fiscal 1999, the Company realized savings in relation to the higher levels of spending during fiscal 1998 when the Company was at an earlier stage of development of its Fusion product.

Selling, general and administrative expenses were $7.8 million, or 18.0% of net sales, in the three months ended April 30, 1999, as compared to $12.8 million, or 23.7% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 1999, selling, general and administrative expenses were $22.9 million, or 22.0% of net sales, as compared to $34.8 million, or 21.3% of net sales, in the nine months ended April 30, 1998. The decrease in selling, general and administrative expenses in absolute dollars largely relates to the Company's restructuring efforts undertaken during the fourth quarter of fiscal 1998.

Amounts charged against the accrued restructuring liability were $0.7 million and $3.6 million for the three months and nine months ended April 30, 1999, respectively. Expenses charged off against the liability for accrued restructuring included severance, outplacement fees and disposals of fixed assets.

The Company anticipates that the restructuring of its worldwide operations will be completed by the quarter ending July 31, 1999.

Net interest expense was $173,000 for the three months ended April 30, 1999, as compared to $132,000 for the same quarter in the prior year.

The Company had no tax provision for the three months and nine months ended April 30, 1999 and April 30, 1998 due to a net loss for each such period and net operating loss carryforwards from prior periods.

Net income was $1.8 million, or $0.05 per share, in the three months ended April 30, 1999. The Company had a net loss of $6.3 million, or $(0.17) per share, in the same quarter of the prior year.

Liquidity and Capital Resources

At April 30, 1999, the Company had $19.0 million in cash and equivalents and working capital of $40.9 million, as compared to $25.1 million of cash and equivalents and $34.0 million of working capital at July 31, 1998. The decrease in cash balance of $6.1 million included $4.2 million of cash payments for severance and restructuring costs including consolidation of the Company's San Jose, California manufacturing operations with its Westwood, Massachusetts facility. Net cash used in operating activities of $8.6 million and capital asset additions of $4.8 million were partially offset from cash provided by financing activities of $6.7 million.

The Company had $2.3 million of short term bank debt outstanding at April 30, 1999, as compared to $4.8 million at July 31, 1998. The decrease is a result of the payment of approximately $5.0 million of short term bank debt of the Japanese subsidiary by Sumitomo Metal Industries, Ltd. in connection with the liquidation of the Company's joint venture with Sumitomo Metal Industries, Ltd. during the quarter ended January 31, 1999 offset by an increase of $2.3 million in short term borrowing from the Company's domestic line of credit.

In October 1998, the Company obtained a $10.0 million domestic credit facility from a bank. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 1%. Borrowing availability under the facility is based on a formula of eligible accounts receivable less outstanding letters of credit issued on behalf of the Company. The Company had used approximately $2.2 million of borrowing availability for outstanding letters of credit at April 30, 1999 and in addition had $2.3 million of outstanding borrowings at April 30, 1999.

The reserve against accounts receivable was $1.7 million or 5.5% of gross accounts receivable at April 30, 1999, as compared to $2.2 million or 6.1% at July 31, 19998. The principal reason for the decrease was due to amounts written off that were deemed uncollectible.

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

BUSINESS RISKS

The Company in this report makes, and may from time to time elsewhere make, disclosures which contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such disclosures in this report include, without limitation, statements regarding the development, introduction, acceptance and market for Fusion, the Company's belief, under "Results of Operations. Three Months and Nine Months Ended April 30, 1999 As Compared to the Three Months and Nine Months Ended April 30, 1998," as to anticipated revenues, margins and levels of engineering and product development expenses and the Company's belief, under "Liquidity and Capital Resources," as to the adequacy of its cash resources. Such forward-looking statements involve risks and uncertainties including, but not limited to, the following important factors that could cause actual results to differ materially from those in the forward-looking statement.

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

Cyclicality of Semiconductor Industry

The Company's business is largely dependent upon the capital expenditures of semiconductor manufacturers. The semiconductor industry is highly cyclical and has historically experienced recurring periods of oversupply, which often have had a severely detrimental effect on such industry's demand for test equipment and could cause cancellations, rescheduling or reductions of customer orders. No assurance can be given that the Company's business and results of operations will not be materially adversely affected if the current upswing does not continue or if downturns or changes in any particular market segments of the semiconductor industry occur in the future, especially if all of the market segments in which the Company participates experience downturns at the same time.

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

Certain hardware and software products currently installed at sites will require upgrade or other remediation to become Year 2000 compliant. The Company is identifying and contacting affected customers to advise them of non-compliant products. The Company has established three ongoing product-based teams to ensure product compliance. The teams are managed in accordance with the Company's engineering product development process. The Company anticipates that it will incur costs of approximately $400,000 to make its products Year 2000 compliant. A majority of such Year 2000 compliance expenses is represented by existing engineering personnel assigned to the project. The Company does not believe that there will be a material adverse impact as a result of making its products Year 2000 compliant since the Company's products are not "date dependent" in any material respect.

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

The impact to the Company of Year 2000 will also be dependent on the manner in which Year 2000 issues are addressed by third parties that either provide or receive services or data to or from the Company or whose operations are critical to the Company. To reduce this risk, the team has been identifying mission critical third parties to determine their Year 2000 readiness. The Company is also developing contingency plans if these third parties fail to address adequately Year 2000 issues. These plans primarily involve identifying alternative vendors and suppliers. The Company has targeted August 31, 1999 for completion of its contingency plans. There can be no assurance that these plans will fully address these problems and whether such alternative sources are in fact available.

Although the Company does not believe that there will be any material adverse impact to its operations and products as a result of the Year 2000, there can be no assurance that the Company will not experience unanticipated costs and consequences caused by Year 2000 which could have a material adverse effect on the Company's business, financial condition and results of operations. Reasonable descriptions of most likely worse case scenarios could include power outages at the Company's facilities, in particular, its Westwood, Massachusetts facility and product component shortages as a result of Year 2000 problems at the Company's critical suppliers and vendors. If any of these were to occur, the Company's business and operations could be adversely impacted.

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

Asia Economic Conditions

In light of the economic downturn in certain Asian countries, there can be no assurance that the Company will be able to continue to obtain additional orders or that it will not experience cancellations of existing orders from customers located in or dependent upon such countries, any of which would have an adverse effect on the Company's business and results of operations.

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


PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit 27 - Financial Data Schedule.

         (b) There were no reports on Form 8-K filed during the three months ended April 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LTX Corporation



Date:       June 14, 1999              By: /s/ Roger W. Blethen
     --------------------------------      -------------------------------------
                                           Roger W. Blethen
                                           Chief Executive Officer and President




Date:       June 14, 1999              By: /s/ David G. Tacelli
     --------------------------------      ------------------------------------
                                           David G. Tacelli
                                           Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial Officer)