Form 10-K/A
period 1998-07-31
LTX CORP
filed 1999-09-15
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K-A
                                AMENDMENT NO. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on October 1, 1998 was $70,752,682.

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

                                LTX CORPORATION

                                     INDEX

                                                                           Page
PART I
Item 1.   Business Overview
          Industry Background
          Company Strategy
          Products and Markets
          Service
          Sales and Distribution
          Customers
          Engineering and Product Development
          Manufacturing and Supply
          Competition
          Backlog
          Proprietary Rights
          Executive Officers of the Company
          Employees
          Environmental Affairs

PART II
Item 6.   Selected Consolidated Financial Data
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data

PART IV
          Signatures

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

  Delta/STE

  The Delta/STE, introduced in fiscal 1996, incorporates mixed signal technology with digital technology to address the test requirements of a new generation of devices with high performance analog signal interfaces to complex digital functions. These new devices are enabling the development of powerful, yet low cost consumer electronic products in areas such as multimedia and portable communications. The Delta/STE operates with the Company's onVision graphical software environment.

  In fiscal 1993, the Company entered into a development, manufacturing and marketing agreement with Ando relating to the Company's Delta resource-per-pin digital test system. Under the agreement, the Company granted Ando exclusive rightsin Japan to manufacture digital test systems based on the Company's Delta resource-per-pin digital technology. The Company retained exclusive manufacturing rights outside of Japan. Ando has the exclusive right in Japan to sell its test systems based upon the Delta resource-per-pin digital technology and the Company has exclusive marketing rights to these test systems for the rest of the world, with certain exceptions in each case.

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

  iPTest Division

  The Company's iPTest division manufactures systems that are used to test power discrete components, such as power transistors. The percentage of net sales contributed by iPTest compared to the Company's total net sales was 2.9%, or $5.6 million, for the fiscal year ended July 31, 1998 and 3.1%, or $6.1 million, for the fiscal year ended July 31, 1997. In August 1998, the Company announced its plans to divest its iPTest division.

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

  The Company offers a wide range of service contracts, which gives its customers the flexibility to select the maintenance program best suited to their needs. Customers may purchase service contracts which extend maintenance beyond the initial warranty provided by the Company with the sale of its test systems. Many customers enter into annual or multiple-year service contracts over the life of the equipment. The pricing of contracts is based upon the level of service provided to the customer and the time period of the service contract. As the installed base of LTX test systems has grown, service revenues have been increasing on an annual basis. The Company believes that service revenues should be less affected by the cyclical nature of the semiconductor industry than sales of test equipment. The Company maintains service centers around the world. Service revenue totaled $32.2 million, or 16.4% of net sales, in fiscal 1998, $27.4 million, or 14.1% of net sales, in fiscal 1997 and $27.2 million, or 10.2% of net sales, in fiscal 1996.

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

MANUFACTURING AND SUPPLY

  LTX's principal manufacturing operations consist of component parts assembly, final assembly and testing at its manufacturing facilities in Westwood, Massachusetts and San Jose, California. In August 1998, the Company announced the consolidation of its manufacturing facilities to Westwood, Massachusetts. The consolidation is estimated to be completed by February 1999. During times of peak demand, the Company anticipates that its alliance with Ando will enable it to satisfy customers requirements through a second supply source for Fusion. In addition, the Company outsources certain subassemblies to contract manufacturers. The Company uses standard components and prefabricated parts manufactured to the Company's specifications. Most of the components for the Company's products are available from a number of different suppliers; however, certain components are purchased from a single supplier. The Company is dependent on two integrated circuit manufacturers, Vitesse Semiconductor Corporation and Maxtech Components Corporation, who are sole source suppliers of custom components for the Company's products. LTX has no written supply agreements with these sole suppliers and purchases its custom components through individual purchase orders. Although LTX believes that all single-source components currently are available in adequate amounts, there can be no assurance that shortages will not develop in the future. Any disruption or termination of supply of certain single-source components could have an adverse effect on the Company's business and results of operations.

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

                                    PART II

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED FINANCIAL INFORMATION
(In millions, except per share data and statistics)

FIVE-YEAR SUMMARY
YEAR ENDED JULY 31,                1998           1997         1996         1995         1994
OPERATING RESULTS
Sales                             $ 196.2         194.3        266.5        210.3        168.3
Cost of Sales                     $ 141.3         131.8        161.8        136.7        116.9
Provision for excess stock
 and service stock                $  40.7           9.3          3.6            -          3.5
Engineering and Product
 Development Expenses             $  34.3          23.4         22.9         19.8         19.6
Selling, General and
 Administrative EXpenses          $  50.8          39.0         46.8         39.0         42.3
Restructuring Charges             $   6.3           6.7            -            -         14.4
Income (Loss) from Operations     $ (77.1)        (15.9)        31.4         14.8        (28.4)
Net Income (Loss)                 $ (78.3)        (15.9)        30.3         10.7        (31.3)

PER SHARE DATA
 Diluted Earnings (Loss)
  per Share                       $ (2.15)        (0.45)        0.82         0.36        (1.23)
 Weighted Average Shares             36.4          35.5         36.8         29.8         25.5
 Book Value per Share             $  1.58          3.82         4.33         2.23         1.55


FINANCIAL POSITION
Working Capital                   $  34.0         115.1        137.6         62.2         48.9
Property and Equipment            $  35.4          43.0         37.9         28.4         28.9
Total Assets                      $ 141.0         213.5        235.3        145.9        130.6
Debt                              $  25.5          32.4         36.3         37.1         48.7
Stockholders' Equity              $  56.0         140.2        155.0         65.4         40.6
Current Ratio                         1.5           3.2          3.4          2.2          2.0
Asset Turnover                        1.4           0.9          1.4          1.5          1.2
Debt as a % of Total
 Capitalization                   %  31.3          18.8         19.0         36.2         54.5


OTHER INFORMATION
Customer Orders                   $ 194.0         193.9        233.6        236.9        197.0
Order Backlog                     $  62.9          65.1         65.5         98.4         71.8
Additions to Property and
 Equipment (Net)                  $   8.8          16.1         20.0         10.2         12.7
Depreciation and Amortization     $  12.5          11.0         10.5          9.7          9.2
Employees                           1,027           950         1032          944          880
Sales per Employee (000)          $   191           205          270          230          179

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

  Including the provision for excess inventory and service stock of $40.7 million in 1998 and $9.3 million in 1997, and the Ando revenue, the gross profit margins were 7.3% and 27.4% of net sales for fiscal 1998 and 1997, respectively. The Company anticipates that its gross margin as a percentage of sales will improve as revenues from its Fusion product line increase and the Company realizes the full impact of the consolidation of its manufacturing facilities. The provision for excess inventory and service stock is a result of inventory quantities on-hand exceeding current demand due to the significant decline in the STE and semiconductor industries coupled with the Company's product transition to Fusion. Excluding provisions for excess inventory and service stock and the $7.4 million of revenue relating to the Company's alliance with Ando, the Company's gross profit margin was 25.2% and 32.1% of net sales for fiscal 1998 and 1997, respectively. The decrease in the gross margin is a result of the change in the Company's product mix coupled with lower sales prices due to the slowdown in the industry and costs associated with the Company's transition to its Fusion product line. The decrease also results from a lower level of sales relative to fixed manufacturing costs.

     In fiscal 1998, the Asian financial crisis (which began in January 1998) created a major impact on the global economy, precipitating a further drop in demand than the Company and the industry had been previously experiencing. As a result, the Company's sales dropped to $33 million in the fourth quarter of fiscal 1998, compared to $54 million in the third quarter of fiscal 1998. Simultaneously, the Company's development and introduction of the Fusion product line was occurring. The sudden drop in demand for the Company's products, combined with the introduction of the Fusion product line, resulted in significant excess and obsolete inventory. Management determined to restructure the Company's operations during the fourth quarter of fiscal 1998, in line with its strategy of focusing on the Fusion product line. As a result of the combined rapid and sudden decline in global demand for STE and the transition to the Fusion product line, the Company recorded a $40.7 million inventory charge in the fourth quarter of fiscal 1998. Inventory purchases in the second and third quarters of fiscal 1998 in anticipation of a higher level of demand for its existing products consisted of a large amount of custom and semi-custom inventory that would become obsolete or difficult to sell due to the declining business conditions within the industry in the third and fourth quarter of that same fiscal year.

     The $40.7 million inventory charge taken in fiscal 1998 consisted of a write-down of the Delta Series product line for $25.3 million, the Synchro and 77/90 product lines for $11.8 million, and $3.6 million for service parts deemed excess or obsolete.

  The $6.3 million restructuring charge recorded in the fourth quarter of fiscal 1998 included: $3.2 million in employee separation costs, $2.9 million in asset impairment write-offs and $.2 million in lease terminations and other contractual obligations. The workforce reduction impacted 259 employees, of which 211 were in Production and Engineering, 33 in Sales and Marketing and 15 in Administration. Asset impairment write-offs of $2.9 million related to the write off of capitalized Master and Delta Series testers and test equipment at its San Jose and Korean facilities. The Company no longer manufactures the Master series line and this equipment was written down to zero value and depreciation expense permanently ceased. The assets will most likely be disposed of or sold if possible in fiscal 1999. The remaining balance of $3.3 million at July 31, 1998 includes $3.2 million related to employee separation costs, which were all paid by February 1999.

  The Company's inventory provision of $9.3 million in the first quarter of fiscal 1997 was a direct result of management's new strategy for its Digital product line. During the first quarter of fiscal 1997, the Company restructured its Digital Products Division management team and initiated a new marketing and product development strategy that produced an anticipated reduction in the realizable value of existing inventories relating to non-strategic products.

  The bulk of this inventory charge of $9.3 million related to product obsolescence in the Company's Delta 50 and Delta 100 Test Systems, which were replaced with the Delta STE line.

     In fiscal 1997, the Company redirected its product strategy to focus primarily on functionally complex devices known as "systems-on-a chip". As a result, the Company restructured its Digital Products Division and began emphasizing sales of its Delta/STE mixed technology test systems. In fiscal 1997, the Company recorded a restructuring charge of $6.8 million consisting of $4.0 million for cancelled non-strategic development projects and technology upgrades to the customers, $1.8 million in severance costs relating to workforce reductions, $.6 million of asset impairments and $.3 million in equipment lease cancellations. The workforce reduction totaled 180 employees, of which 166 were in production and engineering, 10 in administration and 4 in sales.

     The remaining accrued balance as of July 31, 1998 of $2.0 million relates to the estimated cost to replace certain board modules.

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

  Fiscal 1997 Compared to Fiscal 1996

  Net sales were $194.3 million in fiscal 1997 as compared to $266.5 million in fiscal 1996, a decline of 27%. Sales of both the Company's mixed signal and digital test systems were down significantly, while remaining at approximately the same proportion of total sales year-to-year. The decline in orders in fiscal 1997 reflected the significant decline in demand for test equipment, which began in the third quarter of fiscal 1996 and was the result of over capacity of test equipment in the semiconductor industry. Geographically, sales to customers outside North America were 67% of total net sales in fiscal 1997 as compared to 64% in fiscal 1996. While sales in all geographic regions were lower year-to-year, the Company experienced a substantial improvement in its orders from Japan in the fourth quarter of fiscal 1997.

  Including the provision for excess inventory of $9.3 million in 1997 and $3.6 million in 1996, the gross margins were 27.3% and 37.9% of net sales for fiscal 1997 and 1996, respectively. In fiscal 1997, the gross profit margin was adversely affected by the lower level of sales relative to fixed manufacturing costs and relative to the cost of the Company's applications assistance and customer support organizations. As a result of a combination of increasing sales and a reduction in manufacturing costs, the Company's gross profit margin improved each quarter during fiscal 1997.

  The Company's inventory provision of $9.3 million in the first quarter of fiscal 1997 was a result of management's new strategy for its Digital product line. During the first quarter of fiscal 1997, the Company restructured its Digital Products Division management team and initiated a new marketing and product development strategy that produced an anticipated reduction in the realizable value of existing inventories relating to non-strategic products.

  The bulk of this inventory charge of $9.3 million related to product obsolescence in the Company's Delta 50 and Delta 100 Test Systems, which were replaced with the Delta STE line.

  In fiscal 1997, the Company redirected its product strategy to focus primarily on functionally complex devices known as "systems-on-a chip". As a result, the Company restructured its Digital Products Division and began emphasizing sales of its Delta/STE mixed technology test systems. In fiscal 1997, the Company recorded a restructuring charge of $6.8 million consisting of $4.0 million for cancelled non-strategic development projects and technology upgrades to the customers, $1.8 million in severance costs relating to workforce reductions, $.6 million of asset impairments and $.3 million in equipment lease cancellations. The workforce reduction totaled 180 employees, of which 166 were in production and engineering, 10 in administration and 4 in sales.

  The remaining accrued balance as of July 31, 1998 of $2.0 million relates to the estimated cost to replace certain board modules.

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

  Including the provision for excess inventory of $9.3 million and product line restructuring charges of $6.7 million in the first quarter of fiscal 1997, the Company had a net loss of $15.9 million, or $0.45 per share. On a quarterly basis, the Company improved its financial performance each subsequent quarter in fiscal 1997, beginning with net income of $0.4 million, or $0.01 per share, in the second quarter and ending with net income of $1.8 million, or $0.05 per share, in the fourth quarter.

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

  In October 1998, the Company obtained a $10.0 million domestic credit facility from a bank. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 1%. Borrowing available under the facility is based on a formula of eligible accounts receivable. During fiscal 1998, the Company had a $20 million domestic credit facility which had no outstanding borrowings and expired in July 1998. In addition, the Company had a $5 million equipment lease line with the same banks which had an outstanding balance of $2,278,000 at July 31, 1998. The effective rate of interest on the equipment lease line was 8.3% at July 31, 1998. The bank has agreed to extend the equipment lease line to October 31, 1998.

  The Company's working capital has continued to decrease subsequent to year-end. The Company has taken and continues to take significant steps to reduce spending and capital expenditures and sell its non-strategic assets. Capital expenditures amounting to $8.8 million in fiscal 1998 were down significantly from $16.1 million in fiscal 1997 and $20.0 million in fiscal 1996. In fiscal 1998, the Company limited capital expenditures to those projects essential to the development of the Fusion product line and critical replacement assets needed to sustain ongoing business. Fiscal 1998 and fiscal 1997 capital expenditures relating to the Fusion product line were $4.8 million and $2.4 million respectively. The budget for capital expenditures over the next 12 months is $9.4 million and is primarily for equipment used in the manufacture and development of the Fusion product line. The Company anticipates that these steps, combined with its working capital and its recently obtained credit facility will be adequate to fund the Company's currently proposed operating activities for the next twelve months. However, a significant shortfall from plan as a result of further deterioration in the STE industry or delayed acceptance of the Company's new Fusion products would unfavorably impact the Company's cash flow. In that event, the Company would need to seek additional debt or equity financing. There can be no assurance that the Company could obtain the necessary financing.

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

  Although we believe we have taken adequate measures to prepare for the Year 2000, there can be no assurances that our products do not contain undetected Year 2000 problems. In addition, although we have sent out evaluation forms regarding Year 2000 readiness to our critical suppliers, vendors and facilities owners, there can be no assurances that these entities will adequately address Year 2000 issues. Reasonable descriptions of most likely worse case scenarios could include power outages at the Company's facilities, in particular, its Westwood, Massachusetts facility and product component shortages as a result of Year 2000 problems at our critical suppliers and vendors. If any of these were to occur, business and operations could be adversely impacted.

  The Company is developing a comprehensive contingency plan to address problems that may arise if the Company is unable to achieve Year 2000 readiness of its critical operations. The Company has targeted October 31, 1999 for completion of its contingency plans.

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
      ----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

AT JULY 31,                                                        1998               1997
ASSETS
Current assets:
   Cash and equivalents                                       $   25,109        $    67,800
   Accounts receivable, net of allowances
    of $2,200 and $1,100                                          33,871             37,616
   Accounts receivable - other                                     2,044              3,229
   Inventories                                                    38,264             54,947
   Other current assets                                            3,633              4,016
-------------------------------------------------------------------------------------------
         Total current assets                                    102,921            167,608
-------------------------------------------------------------------------------------------
Property and equipment, net                                       35,427             42,958
Other assets                                                       2,671              2,980
-------------------------------------------------------------------------------------------
                                                              $  141,019        $   213,546
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                              $    4,827        $     6,471
   Current portion of long-term debt                               5,106              5,043
   Accounts payable                                               25,020             26,808
   Deferred revenues and customer advances                        15,045              5,156
   Accrued restructuring charges                                   5,786              2,491
   Other accrued expenses                                         13,179              6,521
-------------------------------------------------------------------------------------------
         Total current liabilities                                68,963             52,490
-------------------------------------------------------------------------------------------

Long-term debt, less current portion                               8,235             13,550
Other long-term liabilities                                          563                  -
Convertible subordinated debentures                                7,308              7,308
Stockholders' equity:
   Common stock, $0.05 par value:
   100,000,000 shares authorized; 38,024,440 and
   37,624,668 shares issued; 35,476,940 and
    36,677,168 shares outstanding                                  1,902              1,881
Additional paid-in capital                                       197,209            195,798
Accumulated deficit                                             (131,400)           (53,120)
Less - treasury stock (2,547,500 and
   947,500 shares), at cost                                      (11,761)            (4,361)
-------------------------------------------------------------------------------------------
        Total stockholders' equity                                55,950            140,198
-------------------------------------------------------------------------------------------
                                                              $  141,019        $   213,546
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

  The Company initiated actions to restructure its operations and recorded restructuring and other charges totaling $47.0 million during fiscal 1998. This charge included $40.7 million for excess inventory and service stock and $6.3 million for restructuring charges including $3.1 million of severance and $2.9 million related to the impairment of fixed assets. Cash expenditures associated with the restructuring and one-time charges, are payable over the next twelve months and are estimated to be $3.9 million.


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

  REVENUE RECOGNITION

  Revenue from product sales and related warranty costs are recognized at the time of shipment. Service revenues are recognized over the applicable contractual periods or as services are performed. Service revenue totaled $32.2 million, or 16.4% of net sales, in fiscal 1998, $27.4 million, or 14.1% of net sales, in fiscal 1997 and $27.2 million, or 10.2% of net sales, in fiscal 1996. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

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


3.   NOTES PAYABLE
------------------

  The Company's Japanese subsidiary had borrowings outstanding of $4,827,000 at July 31, 1998, under demand bank lines of credit. Borrowings of $4,482,000, at the local prime rate plus 1/4%, are guaranteed by the Company's minority partner in Japan, and borrowings of $345,000, at the local prime plus 3/4%, under a $1,382,000 demand bank line, are guaranteed by the Company. At July 31, 1997, the Company's Japanese subsidiary had borrowings outstanding of $6,471,000 under demand bank lines of credit. The Japanese prime rate of interest was 2.5% percent at July 31, 1998.

  On October 26, 1998, the Company obtained a $10 million domestic credit facility from a bank. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 1%. The borrowing base of the facility is based on a formula of eligible accounts receivable. The agreement requires the Company to maintain a certain minimum net worth. During fiscal 1998, the Company had a $20 million domestic credit facility and a $5 million equipment lease line. The $20 million credit facility has no outstanding borrowings and expired in July 1998. The outstanding equipment lease balance was $2,278,000 at July 31, 1998. The effective rate of interest on the equipment lease facility was 8.3% at July 31, 1998. The bank has agreed to extend the equipment lease line to October 31, 1998.

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

11.  RESTRUCTURING  AND INVENTORY CHARGES
     ------------------------------------
Fiscal 1998 Restructuring

         In fiscal 1998, the Asian financial crisis (which began in January
1998) created a major impact on the global economy, precipitating a further drop in demand than the Company and the industry had been previously experiencing. As a result, the Company's sales dropped to $33 million in the fourth quarter of fiscal 1998, compared to $54 million in the third quarter of fiscal 1998. Simultaneously, the Company's development and introduction of the Fusion product line was occurring. The sudden drop in demand for the Company's products, combined with the introduction of the Fusion product line, resulted in significant excess and obsolete inventory. Management determined to restructure the Company's operations during the fourth quarter of fiscal 1998, in line with its strategy of focusing on the Fusion product line. As a result of the combined rapid and sudden decline in global demand for Semiconductor Test Equipment and the transition to the Fusion product line, the Company recorded a $40.7 million inventory charge in the fourth quarter of fiscal 1998. Inventory purchases in the second and third quarters of fiscal 1998 in anticipation of a higher level of demand for its existing products consisted of a large amount of custom and semi-custom inventory that would become obsolete or difficult to sell due to the declining business conditions within the industry in the third and fourth quarter of that same fiscal year.

         The $40.7 million inventory charge taken in fiscal 1998 consisted of a write-down of the Delta Series product line for $25.3 million, the Synchro and 77/90 product lines for $11.8 million, and $3.6 million for service parts deemed excess or obsolete.

         The $6.3 million restructuring charge recorded in the fourth quarter of fiscal 1998 included: $3.2 million in employee separation costs, $2.9 million in asset impairment write-offs and $.2 million in lease terminations and other contractual obligations. The workforce reduction impacted 259 employees, of which 211 were in Production & Engineering, 33 in Sales & Marketing and 15 in Administration. Asset impairment write-offs of $2.9 million related to the write off of capitalized Master and Delta Series testers and test equipment at its San Jose and Korean facilities. The Company no longer manufactures the Master series line and this equipment was written down to zero value and depreciation expense permanently ceased. The assets are expected to be disposed of or sold in fiscal 1999. The Company anticipates that there will be no remaining accrued liability balance to be paid that relates to the fiscal 1998 restructuring plan at the end of fiscal 1999.

Fiscal 1997 Restructuring

         The Company's inventory provision of $9.3 million in the first quarter of fiscal 1997 was a direct result of management's new strategy for its Digital product line. During the first quarter of fiscal 1997, the Company restructured its Digital Products Division management team and initiated a new marketing and product development strategy that produced an anticipated reduction in the realizable value of existing inventories relating to non-strategic products.

         The bulk of this inventory charge of $9.3 million related to product obsolescence in the Company's Delta 50 and Delta 100 Test Systems, which were replaced with the Delta STE line.

         In fiscal 1997, the Company redirected its product strategy to focus primarily on functionally complex devices known as "systems-on-a chip". As a result, the Company restructured its Digital Products Division and began emphasizing sales of its Delta/STE mixed technology test systems. In fiscal 1997, the Company recorded a restructuring charge of $6.8 million consisting of $4.0 million for cancelled non-strategic development projects and technology upgrades to the customers, $1.8 million in severance costs relating to workforce reductions, $.6 million of asset impairments and $.3 million in equipment lease cancellations. The workforce reduction totaled 180 employees, of which 166 were in production and engineering, 10 in administration and 4 in sales and marketing.

         The remaining accrued balance as of July 31, 1998 of $2.0 million relates to the estimated cost to replace certain board modules.

                               Restructuring Cost
                                   ($000's)

Charges:  (See Note)
                                                              From the                   From the                  From the
                                                         Pre Fiscal 1996 Plan        Fiscal 1997 Plan          Fiscal 1998 Plan
                                                         --------------------        ----------------          ----------------
Employee separation cost...........................           $ 1,900                     1,750                     3,145
Cancelled engineering projects.....................              --                       1,250                      --
New system board modules...........................              --                       2,850                      --
Fixed asset write-downs ...........................              --                         600                     2,908
Termination of leases and other
  contractual obligations .........................            12,500                       300                       219
                                                               ------                     -----                     -----
      Total........................................            14,400                     6,750                     6,272
                                                               ======                     =====                     =====

Incurred through July 31, 1998.....................           $13,887                     4,772                     2,977
Ending accrual at July 31, 1998....................           $   513                     1,978                     3,295

Note: Charges represent cash items except the fixed asset write-downs which is a non-cash item.

                               Headcount Reduction

                                                                       From the                  From the
                                                                   Fiscal 1997 Plan          Fiscal 1998 Plan
                                                                   ----------------          ----------------
Sales and Marketing.......................................                4                          33
Administration............................................               10                          15
Production and Engineering................................              166                         211
Total Reduction...........................................              180                         259

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

YEAR ENDING JULY 31, 1998        FIRST          SECOND           THIRD          FOURTH(1)
                                QUARTER         QUARTER         QUARTER          QUARTER
Net sales                      $ 54,206         $55,132         $54,130         $ 32,759
Gross profit                     19,006          19,978          14,364          (39,113)
Net income (loss)                 1,108             765          (6,334)         (73,819)
Net income (loss) per share:
  Basic and diluted                0.03            0.02           (0.17)           (2.09)

YEAR ENDING JULY 31, 1997       FIRST(2)        SECOND           THIRD          FOURTH
                                QUARTER         QUARTER         QUARTER         QUARTER
Net sales                      $ 44,666         $46,783         $49,497         $ 53,397
Gross profit                      4,069          14,534          16,190           18,430
Net income (loss)               (18,802)            381             717            1,795
Net income (loss) per share:
  Basic and diluted               (0.53)           0.01            0.02             0.05

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

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into LTX Corporation's previously filed registration statements on Form S-8 (File No. 2-77475, File No. 2-90698, File No. 33-7018, File No. 33-14179, File No. 33-32140, File No. 33-32141, File
No. 33-33614, File No. 33-38675, File No. 33-51683, File No. 33-51685, File No.
33-57457, File No. 33-57459, File No. 33-65245, File No. 33-65247, File No. 333-
48363, File No. 333-48341 and File No. 333-71455).

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
September 15, 1999

                                  SCHEDULE II

                                LTX CORPORATION
                                ---------------

                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR YEARS ENDED JULY 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                          Balance at                                          Balance
                                          beginning       Charged to         Amounts           at end
             Description                  of period         expense        written off        of period
             ----------------------    --------------    --------------   --------------    --------------
             Allowance for doubtful
             accounts

             July 31, 1998             $     1,100         $    2,230        $    (1,130)      $    2,200

             July 31, 1997             $       900         $      206        $        (6)      $    1,100

             July 31, 1996             $       700         $      425        $      (225)      $      900

             Accrued restructuring
             charges

             July 31, 1998             $     2,491         $    6,272        $    (2,977)      $    5,786

             July 31, 1997             $     1,198         $    6,750        $    (5,457)      $    2,491

             July 31, 1996             $     6,087         $        -        $    (4,889)      $    1,198

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LTX CORPORATION


                                   By  /s/ ROGER W. BLETHEN
                                       ---------------------------------------
                                       Roger W. Blethen
                                       Chief Executive Officer, President
                                       and Director
September 14, 1999