Form 10-K405
period 1999-07-31
LTX CORP
filed 1999-10-07
CIK 357020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------
                                   FORM 10-K

(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 1999

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

                               University Avenue
                         Westwood, Massachusetts 02090
                                 (781) 461-1000
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
                Title of each class                on which registered
                -------------------               ---------------------
                       None                                None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.05 per share
              7 1/4% Convertible Subordinated Debentures due 2011

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant on September 28, 1999 was $468,991,089.

  Number of shares outstanding of each of the issuer's classes of Common Stock as of September 28, 1999:

          Common Stock, Par Value $0.05 Per Share, 36,249,118 shares.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. The Compensation Committee Report and Stock Performance Graph of the Registrant's Proxy Statement are expressly not incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LTX CORPORATION
                                     INDEX

                                                Page
                                                ----
PART I
Item 1.   Business Introduction.................   1
          Industry Overview.....................   1
          Fusion(R), the LTX Solution...........   3
          The LTX Business Strategy.............   4
          Product Overview......................   5
          Service............................ ..   6
          Engineering and Product
            Development.........................   7
          Sales and Distribution................   7
          Ando Alliance.........................   7
          Customers.............................   8
          Manufacturing and Supply..............   8
          Competition...........................   8
          Backlog...............................   9
          Proprietary Rights....................   9
          Employees.............................   9
          Environmental Affairs.................   9
Item 2.   Properties............................   9
Item 3.   Legal Proceedings.....................  10
Item 4.   Submission of Matters to a Vote of
            Security Holders....................  10

PART II
Item 5.   Market Value for the Registrant's
            Common Stock and Related
            Security Holder Matters.............  10
Item 6.   Selected Consolidated Financial
            Data................................  11
Item 7.   Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations...........  12
Item 7A.  Quantitative and Qualitative
            Disclosures About Market Risk.......  28
Item 8.   Financial Statements and
            Supplementary Data..................  30
Item 9.   Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure................  50

PART III
Item 10.  Directors and Executive Officers of
            the Registrant......................  50
Item 11.  Executive Compensation................  50
Item 12.  Security Ownership of Certain
            Beneficial Owners and
            Management..........................  50
Item 13.  Certain Relationships and Related
            Transactions........................  50

PART IV
Item 14.  Exhibits, Financial Statement
            Schedules and Reports on Form
            8-K.................................  50
            Financial Statements................  50
            Schedules...........................  51
            Exhibits............................  52
            Listing of Exhibits.................  52
            Reports on Form 8-K.................  53
            Exhibits............................  54
            Signatures..........................  55

LTX(R), HiPer(R), Fusion(R) and enVision(TM) are all trademarks of LTX Corporation.

                                     PART I

Item 1. Business Introduction

  LTX designs, manufactures, markets and services semiconductor test equipment. We sell our test systems to semiconductor designers and manufacturers worldwide, such as Texas Instruments, STMicroelectronics, Philips Semiconductor, National Semiconductor, Motorola, Lucent Technologies, Infineon Technologies, and Hitachi. These customers use semiconductor test equipment to test every semiconductor device at two different stages during the manufacturing process. These devices are incorporated in a wide range of products, including network equipment such as switches and servers, personal communication devices such as cell phones and personal digital assistants, Internet access products such as modems, cable modems and Ethernet accessories, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and personal computer accessory products such as disk drives and 3D graphics accelerators.

  We offer our customers the LTX Fusion platform, which combines our enVision++ software with either our Fusion HF or Fusion HT/AC products. We believe that Fusion HF is the first of a new class of test systems that can test system-on-a-chip, or SOC, devices in a single test step. Our test systems range in price from $500,000 to over $4,000,000, depending on customer-ordered configurations. With Fusion HF, we believe we have the only test system capable of testing a broad range of analog, digital, and mixed signal (a combination of digital and analog) devices, and most importantly, SOC devices, on a single platform. We have over 100 customers in more than 15 countries, to which we provide test systems, global applications consulting, repair services and operational support. We design and assemble our test systems in Westwood, Massachusetts and in San Jose, California.

  In late 1996, we changed our strategic focus to develop a solution for the testing needs of the then emerging SOC market. Building on our twenty-year semiconductor test experience, we realigned our separate digital and mixed signal research and development organizations to work together to develop and deliver a single test platform incorporating our mixed signal test expertise with our extensive digital test technology and embedded memory test capability. We also restructured our operations and reorganized our management consistent with our new strategic focus. Our Fusion platform is the result of this change in strategy.

Industry Overview

  The testing of devices is a critical step during the semiconductor production process. Typically, semiconductor companies test each device at two different stages during the manufacturing process to ensure its functional and electrical performance prior to shipment to the device user. These companies use semiconductor testing equipment to first test a device after it has been fabricated but before it has been packaged to eliminate non-functioning parts. Then, after the functioning devices are packaged, they are tested again to determine if they fully meet performance specifications. Testing is an important step in the manufacturing process because it allows devices to be fabricated at both maximum density and performance--a key to the competitiveness of semiconductor manufacturers. Shown below is a schematic depiction of the major steps in the semiconductor fabrication and test process.

[GRAPH APPEARS HERE]

Two rectangular fields, the first representing the front end of the manufacturing process and the second representing the back end of the manufacturing process, each step represented by a particular graphic. The process begins with "wafer fabrication," proceeds to a "wafer," through the "probe test tester," to a "wafer cut," and ends with a "sorted die." The back end field includes a second five-step process which continues the front end process, each step also represented by a particular graphic. The back end process begins with "device assembly and packaging," proceeds to a "packaged device," through the "final test tester," to a "good device," and ends in "shipment."

  Three primary factors ultimately drive demand for semiconductor test equipment:

  .  increases in unit production of semiconductor devices;

  . increases in the complexity and performance level of devices used in electronic products; and

  .  the emergence of next generation device technologies, such as SOC.

  In recent years, increases in unit production resulted primarily from the proliferation of the personal computer and the continued growth of the telecommunications industry. We expect that future unit production growth will be led by a series of Internet hardware and software applications, Internet infrastructure performance increases, and Internet access device simplification and miniaturization. We also expect the continued proliferation of, and new applications in, communication products and consumer electronics. These increases in unit production in turn lead to a corresponding increase in the need for test equipment. According to Prime Research Group, in 1997 device manufacturers spent over $3 billion on test equipment. Prime Research Group expects such spending to grow to over $5 billion in 2001.

  Furthermore, demand is increasing worldwide for smaller, more sophisticated electronic products, such as cellular phones, laptop computers, camcorders, wireless networking equipment and mobile Internet terminals. This has led to ever higher performance and more complex semiconductor devices, which, in turn, results in a corresponding increase in the demand for equally sophisticated test equipment.

  Finally, the introduction and adoption of a new generation of end-user products requires the development of next generation device technologies. For example, access to information is migrating from the standalone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the Internet, which is accessible from anywhere by a variety of new portable electronic communication products. A critical enabling technology for this network and multimedia convergence is SOC. SOC provides the benefits of lower cost, smaller size and higher performance by combining advanced digital, analog and embedded memory technologies on a single device. These discrete technologies were, until recently, available only on several separate semiconductor devices, each performing a specific function. By integrating these functions on a single device, SOC enables lower cost, smaller size, higher performance, and lower power consumption.

  According to Gartner Group's DataQuest, SOC market size was $9.1 billion in 1998 and is expected to grow to $32.0 billion by 2003 (August, 1999). The demand for SOC test equipment is projected to experience comparable growth rates. In 1997, SOC test equipment accounted for approximately 30% of the greater than $3 billion semiconductor test equipment market, according to Prime Research Group. In 2001, SOC test equipment is expected to account for greater than 40% of this market, which Prime Research Group forecasts to be greater than $5 billion.

  Although the SOC concept had been in development for several years, until recently manufacturers did not have an efficient and comprehensive method of testing these devices. Historically, device manufacturers used several narrowly focused testers, each designed to test only digital, only memory, or only mixed signal devices, but incapable of testing all three. SOC does not fit into any one of these categories because it represents the convergence of these three technologies and requires new testing technology.

  The increases in unit production of devices, the increase in complexity of those devices, and, ultimately, the emergence of new semiconductor device technology have mandated changes in the design, architecture and complexity of such test equipment. Semiconductor device manufacturers must still be able to test the increasing volume and complexity of devices in a reliable, cost-effective, efficient and flexible manner. However, the increased pace of technological change, together with the large capital investments required to achieve economies of scale, are changing the nature and urgency of the challenges faced by device designers and manufacturers.

  Designers and manufacturers historically have not been able to use their test floors at peak efficiency because they had to use several separate digital and mixed signal testers to perform all of their required testing. This increases their costs of ownership due to increased working hours, greater floor space, decreased utilization and slower throughput. Furthermore, manufacturers cannot fully test new SOC designs because their current testing equipment cannot test a sufficiently broad range of mixed signal instrumentation. Manufacturers are subject to further increased testing costs if their testing equipment lacks the flexibility and capacity to run parallel tests on multiple devices at one time, or multi-site testing. These problems are exacerbated when volume production of devices increases.

Fusion(R), the LTX Solution

  Our solution is the Fusion test platform. Fusion tests new generations of highly-integrated mixed signal devices, advanced digital devices, and most importantly, SOC devices, which incorporate these technologies. The testing requirements of digital and mixed signal devices are essentially a subset of the testing requirements of SOC devices. The test requirements of all of these semiconductor devices are well within the range of Fusion's capability. The Fusion HF single test platform allows our customers to use a single integrated hardware and software system to test all of these devices, rather than the multiple test systems typically required. By using a single testing platform, our customers are able to optimize their asset utilization, thereby increasing their manufacturing flexibility and lowering the overall cost of their testing processes.

  Fusion is a unique solution to the SOC test challenge because it provides all of the following:

    A single test platform. Thoroughly testing an SOC device on more than one tester is either technically infeasible, because the device is not partitioned for its mixed signal, digital and embedded memory functions to operate independently from each other, or economically impractical due to the significantly more expensive cost of multiple testers and insertions required for comprehensive testing. Our Fusion test platform combines our test station hardware with our enVision++ software to provide a flexible, scalable test environment. By integrating the testing of mixed signal, digital and embedded memory functions, Fusion provides better test performance and lower cost of ownership for our customers. Our customers are also using Fusion to raise the utilization rates of their test floors in testing their digital and mixed signal devices. Not only have these customers selected Fusion as part of their SOC strategy, but they are also purchasing Fusion for capacity expansion on these traditional devices, eliminating the need for separate digital and mixed signal testers.

    Multi-site test capability. Multi-site testing, the parallel testing of more than one device (of the same type) on one testing machine at a given time, lowers the overall cost of testing devices by making possible the more efficient use of each testing machine. We designed Fusion to make multi-site testing easier for the test designer. Earlier generations of testing equipment required testing engineers to write specific software programs to run tests in parallel. Our enVision++ software allows testing engineers to expand single-site testing programs into multi-site testing programs with ease. Fusion can also be configured with a sufficient number of instruments to perform multi-site testing even on highly complex SOC devices.

    A full range of mixed signal instrumentation. Testing different types of SOC input/output interfaces requires radio frequency (RF), digital signal processing (DSP), power, time measurement, and other instruments. Fusion provides customers with the broad range of mixed signal instrumentation necessary to test these devices to the customer's desired specifications. Mixed signal test expertise is in short supply in the industry and one of our strengths in SOC testing is the depth of our mixed signal intellectual property, based on our heritage as a pioneer in this field.

    State of the art digital test capability. SOC devices require the advanced digital testing performance, including embedded memory testing, found in traditional high-end, standalone digital testers. Fusion delivers this capability in an integrated platform.

    Easy-to-use software for test program development. Our enVision++ software provides the customer's test engineer with an expandable library of prepackaged, reusable test program modules and debugging tools, all accessible through an easy-to-use graphical user interface. In most other testers, test engineers can reuse test code only by cutting and pasting lines of program code. enVision++ encapsulates test techniques into software objects that are added to the library for reuse in subsequent test programs. The test engineer can use these software objects when designing new test programs simply by dragging them with a mouse into the program flow. The ease-of-use of our software accelerates our customers' development process, which allows them to introduce their semiconductor devices to market more rapidly.

The LTX Business Strategy

  LTX's objective is to be the leading supplier of semiconductor test equipment. Key elements of our strategy include:

    Extend our technological lead in single platform testing. We intend to continue to focus our resources on a single integrated hardware and software test platform solution. Rather than diluting our resources with a multiple platform strategy, we believe our resources will provide a higher return on investment by focusing on a single test platform for the advanced digital, mixed signal, and SOC markets. In addition, we believe our customers' requirements are better served by employing a single test platform solution to address the test requirements of their various devices.

    Maintain our focus on the SOC test market. We believe that the fastest growing segment of the semiconductor industry over the next several years will be SOC. We designed our Fusion test platform specifically to provide optimal test capability for this class of devices. We intend to maintain and enhance our SOC test position by continuing to concentrate our development efforts on advanced functions and options for Fusion.

    Concentrate our sales, applications consulting, and service efforts on key accounts. We have recently organized our selling, field service, and field applications organizations around key customers, and located these resources close to their facilities. We recognize that large, diversified semiconductor device manufacturers and certain offshore test-and-assembly companies purchase most of the world's test equipment, and that the level of support we are able to provide to them has a direct impact on future business. We believe that focusing our sales and support resources on these customers is the most efficient way to maximize revenues. We have also developed collaborative relationships with key customers and vendors that help guide us in developing future applications and system options.

    Further improve the flexibility of our business model. To improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a more flexible business model. In the past year, we consolidated our manufacturing operations to our Westwood, Massachusetts facility and transformed it into an assembly, system integration, and test operation, with most other manufacturing functions outsourced to third parties. We engage contract employees to address periods of peak demand. We have implemented additional international distribution and sub-contracted repair and support functions. We intend to continue to identify and implement programs which improve our customer responsiveness and reduce costs.

    Build on our strategic alliance in Japan. Ando Electric Company, Ltd., a subsidiary of NEC Corporation, Japan's largest semiconductor manufacturer, is a leading test equipment manufacturer in Japan. We entered into a strategic alliance with Ando in April 1998 to expand the market in Japan for the Fusion testing platform, increase our research and development capacity, and obtain the benefits of their research and development activities. With Ando, Fusion became, we believe, the first and only test platform that will be produced by two suppliers, reducing the risk to our customers that their production requirements would not be met.

Product Overview

  Since late 1996, we have focused on designing, developing, marketing and servicing the Fusion test platform with its enabling technology for testing a broad range of devices, including SOC.

  Fusion Test Platform

  Fusion offers a unique solution for testing the full spectrum of SOC, mixed signal, and digital devices. The Fusion test platform provides customers with the highly reliable test performance and cost-efficiency in their efforts to accelerate their time-to-market for SOC, mixed signal, and digital devices.

  The Fusion test platform combines our test station hardware with our enVision++ software. The Fusion platform is available in the Fusion HF and Fusion HT/AC configurations. These configurations range in price from approximately $500,000 to over $4,000,000 each, depending primarily on the complexity of the device to be tested.

  enVision++

  Our enVision++ software helps customers design device test programs faster and more efficiently by providing a customer's test engineer with an expandable library of prepackaged, reusable test program modules and debugging tools, all accessible through an easy-to-use graphical user interface. In most other testers, test engineers can reuse test code only by cutting and pasting lines of program code. enVision++ software circumvents much of this laborious process by encapsulating test techniques into software objects that are added to the library for reuse in subsequent test programs. The test engineer can use these software objects when designing new test programs simply by dragging them with a mouse into the program flow.

  Fusion HF

  Introduced in July 1998, our Fusion HF is one of the most advanced testers available. Before the advent of Fusion HF, semiconductor manufacturers required several narrowly focused testers, designed to test only digital, only memory, or only mixed signal devices, but not all three. Since the Fusion HF single platform can efficiently test complex devices ranging from mixed signal to digital to SOC, it eliminates the need for mutually exclusive testers.

  The Fusion HF test system offers the broadest range of leading-edge test capability in a single platform, including advanced mixed signal, high-speed digital, digital signal processing, RF wireless, embedded memory, power, and time measurement. This range of instrumentation on a single platform allows semiconductor manufacturers to optimize their asset utilization, thereby increasing their manufacturing flexibility and lowering the overall cost of their testing processes.

  Fusion's modular architecture has been designed so that it can keep pace with today's rapid changes in test technology. As new generations of devices require more advanced test capabilities, customers can easily upgrade their Fusion testers to accommodate these requirements.

  Fusion HT/AC

  The Fusion HT/AC test systems are used for high throughput testing of mixed signal devices primarily to satisfy capacity needs of customers using our prior generation Synchro HT and Synchro AC products. These manufacturers are producing the advanced mixed signal devices that are the precursors to, and the foundations of, the next generation of SOC devices. As with Fusion HF, Fusion HT and Fusion AC use the enVision++ development software, allowing customers to easily upgrade to Fusion HF.

  The Fusion HT features up to 48 digital pins, RF test instruments, and power management test technology. Typical device types tested on the Fusion HT include radio frequency/wireless, power management and consumer video and audio. The Fusion HT, powered by enVision++, is fully compatible with our previous generation mixed signal product, the Synchro HT.

  The Fusion AC features up to 96 digital pins and high-speed DSP instruments. Typical device types tested on the Fusion AC include those used in high-speed local area networks, disk drives and data communications. The Fusion AC is also powered by enVision++, and is fully compatible with our previous generation mixed signal product, the Synchro AC.

  Other Products

  The Delta/STE, introduced in 1995, is our previous generation digital tester. The Synchro HT and Synchro AC testers are our previous generation of mixed signal products. While still supported by our service organization, we no longer manufacture or market the Synchro HT and Synchro AC. All of the installed base of Synchro applications are fully compatible with Fusion HT/AC testers.

  iPTest Division

  Our iPTest division manufactures systems that are used to test specialized semiconductor components, such as power transistors. The percentage of net sales contributed by iPTest, compared to our total net sales, was 3.0%, or $5.1 million, for the fiscal year ended July 31, 1999, 2.9%, or $5.6 million, for the fiscal year ended July 31, 1998 and 3.1%, or $6.1 million, for the fiscal year ended July 31, 1997. Consistent with our business strategy to focus on the Fusion product family, we are exploring the possible disposition of the iPTest product line.

Service

  We consider service to be an important aspect of our business. Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of components manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us, and labor warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell. Service revenue totaled $28.9 million, or 18.4% of net sales, in fiscal 1999, $32.2 million, or 16.4% of net sales, in fiscal 1998, and $27.4 million, or 14.1% of net sales, in fiscal 1997.

  We offer a wide range of service contracts, which gives our customers the flexibility to select the maintenance program best suited to their needs. Customers may purchase service contracts which extend maintenance beyond the initial warranty provided. Many customers enter into annual or multiple-year service contracts over the life of the equipment. The pricing of contracts is based upon the level of service provided to the customer and the time period of the service contract. As the installed base of our test systems has grown, service revenues have been increasing on an annual basis. We believe that service revenues should be less affected by the cyclical nature of the semiconductor industry than sales of test equipment. We maintain service centers around the world.

Engineering and Product Development

  The test equipment market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position will depend upon our ability to successfully enhance Fusion and develop new instrumentation, and to introduce these new products on a timely and cost-effective basis. We devote a significant portion of personnel and financial resources to the continued development of our single platform SOC capabilities, including embedded memory, digital and mixed signal core competencies. We also seek to maintain close relationships with our customers in order to be responsive to their product needs. Our expenditures for engineering and product development were $25.2 million, $34.3 million, and $23.4 million during fiscal 1999, 1998, and 1997, respectively. In addition, through our alliance with Ando, we benefit from the engineering and product development resources that Ando is applying to the development of new options for Fusion at no incremental expense to us.

  Our engineering strategy is to focus on development of the Fusion HF single test platform. We also intend to develop our future test systems in an evolutionary manner so that they may be progressively upgraded. This approach preserves our customers' substantial investments in our pre-existing test programs, and, in general, helps us maintain market acceptance for our test systems. We work closely with our customers to define new product features and to identify emerging applications for our products.

Sales and Distribution

  We sell our products primarily through a worldwide sales organization. Our sales organization is structured around key accounts, with a sales force of 35 people. In Japan, we sell, service and support Fusion and digital products through our alliance with Ando. We use a small number of independent sales representatives and distributors in certain other regions of the world.

  Our sales to customers outside the United States are primarily denominated in United States dollars. Sales outside North America were 61%, 60%, and 67% of total sales in fiscal 1999, 1998, and 1997, respectively.

Ando Alliance

  We entered into a development, manufacturing and marketing agreement with Ando, a Japanese test equipment manufacturer and subsidiary of NEC Corporation, in April 1998. The agreement has an initial term of six years. We granted Ando exclusive rights to manufacture and sell Fusion in Japan but retained exclusive rights to manufacture and sell Fusion to certain customers in Japan and to manufacture and sell Fusion outside of Japan. We also granted Ando a license to develop Fusion improvements for certain specific purposes, and, subject to certain conditions, a license to use, manufacture, and sell these improvements in Japan. We were granted rights to use, improve or modify these Ando improvements outside Japan. Under the terms of the agreement, Ando paid us $10 million, delivered 1,600,000 shares of LTX common stock owned by Ando and reduced the interest rate on our loan from 8.0% to 5.5%. Ando is also required to pay quarterly royalties on sales of Fusion in Japan.

  Ando has established a new SOC division, charged with marketing, sales, applications, engineering and customer support for the Fusion product line in Japan. The division employs over 45 people who are developing digital test options for Fusion HF and software enhancements for enVision++, without additional expense to us. Other benefits of the alliance include a united research and development effort to develop jointly new options and capabilities for Fusion and a joint marketing plan for Fusion in Japan. In addition, we each represent a second supply source for the other's customers.

Customers

  Our customers include many of the world's leading semiconductor device manufacturers. No single customer accounted for 10% or more of net sales in fiscal 1999 or 1998. In fiscal 1997, Intel accounted for 13% and National Semiconductor accounted for 12% of net sales. Customers that have ordered Fusion products include the following:

        Acer Labs               Amkor
        AMS International       ASE
        Hitachi                 Hyundai
        Infineon Technologies   Lucent Technologies
        Motorola                Multitech
        National Semiconductor  Philips Semiconductor
        Qlogic                  Siliconware
        STATS                   STMicroelectronics
        Texas Instruments

  Because the semiconductor industry consists of a small number of device manufacturers, we believe that sales to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. The loss of or reduction or delay in orders from a significant customer could hurt our business and financial results.

Manufacturing and Supply

  Our principal manufacturing operations consist of final assembly, system integration, and testing at our facilities in Westwood, Massachusetts. We also perform some limited testing and assembly in our San Jose facility. During times of peak demand, we anticipate that the alliance with Ando will enable us to satisfy customers requirements as a second supply source for Fusion. We outsource certain components and subassemblies to contract manufacturers. We use standard components and prefabricated parts manufactured to our specifications. We assemble these components and subassemblies to produce testers in configurations specified by our customers. Most of the components for our products are available from a number of different suppliers; however, certain components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components currently are available in adequate amounts, we cannot be certain that shortages will not develop in the future. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components, who are sole source suppliers of custom components for our products, although Vitesse has two separate manufacturing facilities capable of manufacturing our custom components. We have no written supply agreements with these sole suppliers and purchase our custom components through individual purchase orders. We are in the process of evaluating sources for our custom components. We cannot assure you that such alternative sources will be qualified or available to us.

Competition

  Many other domestic and foreign companies participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver our products on a timely basis. Our principal competitors in the market for test systems are Agilent Technologies (formerly a division of Hewlett-Packard), Credence Systems, Schlumberger Limited, and Teradyne. Most of our major competitors are also suppliers of other types of automatic test equipment and have greater financial and other resources than we do. We expect our competitors to enhance their current products and they may introduce new products with comparable or better price and performance. In addition, new competitors, including semiconductor manufacturers themselves, may offer new technologies, which may in turn reduce the value of our product lines.

Backlog

  At July 31, 1999, our backlog of unfilled orders for all products and services was $116.6 million, compared with $62.9 million at July 31, 1998. In current business conditions, test systems generally ship within six months of receipt of a customer's purchase order. Accordingly, we expect to deliver nearly all of our July 31, 1999 backlog in fiscal 2000. Included in the 1999 backlog is $1.5 million, and in the 1998 backlog is $10 million, of deferred revenue relating to the transaction with Ando. While backlog is calculated on the basis of firm orders, all orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales for any succeeding period.

Proprietary Rights

  The development of our products is largely based on proprietary information. We rely upon a combination of contract provisions, copyright, trademark and trade secret laws to protect our proprietary rights in products. We also have a policy of seeking U.S. patents on technology considered of particular strategic importance. Although we believe that the copyrights, trademarks and U.S. patents we own are of value, we believe that they will not determine our success, which depends principally upon our engineering, manufacturing, marketing and service skills. However, we intend to protect our rights when, in our view, these rights are infringed upon.

  We license some software programs from third party developers and incorporate them in our products. Generally, these agreements grant us non-exclusive licenses with respect to the subject program and terminate only upon a material breach by us. We believe that such licenses are generally available on commercial terms from a number of licensors.

  The use of patents to protect hardware and software has increased in the test equipment market industry. We have at times been notified of claims that we may be infringing patents issued to others. Although there are no pending actions against us regarding any patents, no assurance can be given that infringement claims by third parties will not negatively impact our business and results of operations. As to any claims asserted against us, we may seek or be required to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, we could decide to resort to litigation to challenge such claims or a third party could resort to litigation to enforce such claims. Such litigation could be expensive and time consuming and could negatively impact our business and results of operations.

Employees

  At July 31, 1999, we employed 686 employees. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We have not experienced any work stoppages and consider relations with our employees to be good.

Environmental Affairs

  The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. The Company does not anticipate that compliance with these laws and regulations will have a material effect on its capital expenditures, earnings or competitive position.

Item 2. Properties

  All of our facilities are leased. We have achieved worldwide ISO 9001 certification at our facilities. We maintain our headquarters in Westwood, Massachusetts, where corporate administration, sales and customer support and manufacturing and engineering are located in a 167,500 square foot facility under a lease which expires in 2007. In May 1995, we subleased to a third party a 208,000 square foot facility in Westwood, Massachusetts for a ten year term. Our lease of this facility expires in 2010. We also maintain an additional development facility in a 71,000 square foot building in San Jose, California. Our lease of this facility expires in 2004. We also lease sales and customer support offices at various locations in the United States totaling approximately 40,000 square feet.

  Our European headquarters is located in Woking, United Kingdom. We also maintain sales and support offices at other locations in Europe. The manufacturing and engineering facilities for our iPTest systems are located in Guildford, United Kingdom. We also maintain sales and support offices in locations in Asia. Office space leased in Asia and Europe totals approximately 113,816 square feet.

  We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3. Legal Proceedings

  The Company has no material pending legal proceedings other than routine litigation relating to its business.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 1999.

                                    PART II

Item 5. Market Value for the Registrant's Common Stock and Related Security Holder Matters Market Prices for Common Stock

  Our common stock is quoted on the Nasdaq National Market under the symbol "LTXX". The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated:

                                                                High      Low
                                                              --------- --------
      Fiscal Year Ended July 31, 1999:
        First Quarter........................................ $ 3 7/8   $ 1
        Second Quarter.......................................   4 7/16    2
        Third Quarter........................................   6 29/32   3 7/16
        Fourth Quarter.......................................  14 1/2     6 1/8
      Fiscal Year Ended July 31, 1998:
        First Quarter........................................ $ 8 1/4   $ 5 1/4
        Second Quarter.......................................   6 3/4     4 3/16
        Third Quarter........................................   5 1/2     4 1/4
        Fourth Quarter.......................................   5 1/2     3 1/2

  We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. In addition, our credit agreement with a bank contains certain covenants which prohibit us from paying cash dividends.

  As of August 24, 1999, we had approximately 1,217 stockholders of record of our common stock.

Item 6. Selected Consolidated Financial Data

  The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 1999 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants.

                                        Fiscal Years ended July 31
                          -----------------------------------------------------------
                             1995        1996         1997        1998        1999
                          ----------  -----------  ----------  ----------  ----------
                           (in thousands, except per share data and statistics)
Consolidated Statement
 of Operations Data:
Sales...................  $  210,319     $266,476  $  194,343  $  196,227  $  157,326
Cost of sales...........     136,748      161,794     131,870     141,274     103,105
Inventory provisions....         --         3,600       9,250      40,718         --
Engineering and product
 development expenses...      19,778       22,927      23,350      34,320      25,174
Selling, general and ad-
 ministrative expenses..      38,953       46,787      39,049      50,772      31,517
Restructuring charges...         --           --        6,750       6,272         --
                          ----------  -----------  ----------  ----------  ----------
Income (loss) from oper-
 ations.................      14,840       31,368     (15,926)    (77,129)     (2,470)
Net interest (expense)
 income.................      (3,774)         297         433         (21)       (941)
Gain on liquidation/sale
 of business units......         --           --          --          --        3,786
Provision for income
 taxes..................        (372)      (1,395)       (416)     (1,130)        --
                          ----------  -----------  ----------  ----------  ----------
Net income (loss).......  $   10,694  $    30,270  $  (15,909) $  (78,280) $      375
                          ==========  ===========  ==========  ==========  ==========
Net income (loss) per
 share:
  Basic.................  $     0.37  $      0.89  $    (0.45) $    (2.15) $     0.01
  Diluted...............  $     0.36  $      0.82  $    (0.45) $    (2.15) $     0.01
Weighted-average common
 shares used in comput-
 ing net income (loss)
 per shares:
  Basic.................      28,805       34,011      35,476      36,401      35,696
  Diluted...............      29,787       36,755      35,476      36,401      36,958
Consolidated Balance
 Sheet Data:
Working capital.........  $   62,182  $   137,619  $  115,118  $   33,958  $   47,915
Property and equipment,
 net....................      28,407       37,880      42,958      35,427      31,942
Total assets............     145,917      235,319     213,546     141,019     147,993
Total debt..............      37,083       36,348      32,372      25,476      27,477
Stockholders' equity....      65,407      155,039     140,198      55,950      58,928
Other Information (unau-
 dited):
Current ratio...........        2.20         3.44        3.19        1.49        1.71
Asset turnover..........        1.44         1.13        0.91        1.39        1.06
Debt as a percentage of
 total capitalization...        36.2%        19.0%       18.8%       31.3%       31.8%
Additions to property
 and equipment (net)....  $   10,222  $    20,006  $   16,116  $    8,795  $    9,636
Depreciation and amorti-
 zation.................       9,701       10,533      11,038      12,510      11,291

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. See "Business Risks" below.

Overview

  We design, manufacture, market and service semiconductor test equipment. We sell our test systems worldwide to customers in the semiconductor industry. Our test systems range in price from $500,000 to over $4,000,000, depending on customer ordered configurations. Our most recently introduced product, Fusion HF, can test a broad range of analog, digital, mixed signal (a combination of analog and digital) and system-on-a-chip, or SOC, devices, all on a single test platform. We design and assemble our test systems in Westwood, Massachusetts and San Jose, California and operate globally with sales, service and support centers in North America, Europe, and Asia.

  The demand for our equipment is dependent upon growth in the semiconductor industry. Three primary factors ultimately drive this demand:

  .  increases in unit production of semiconductor devices;

  .  increases in the complexity of devices used in electronic products; and

  .  the emergence of next generation device technologies, such as SOC.

  Strategic Realignment. In September 1996, we changed our strategic focus to develop a solution for the testing needs of the then emerging SOC market. At that time, we realigned our separate digital and mixed signal research and development organizations to work together to develop a single test platform incorporating our mixed signal test expertise with our extensive digital test technology and embedded memory test capability. We restructured our operations and reorganized our management consistent with our new strategic focus on the SOC market. For the remainder of fiscal 1997 and into fiscal 1998, we implemented the transition to Fusion, our SOC test platform, to meet the requirements of the SOC market.

  During the second half of fiscal 1998, the semiconductor and semiconductor test equipment industries experienced a significant decline in demand. This was due to overcapacity and also to the Asia currency revaluations and the economic slowdown in Asia. As a result of this steep decline and our product transition to Fusion, we had lower than expected revenues and consequently experienced losses from operations.

  In fiscal 1999, we completed a number of initiatives to maximize benefits from our strategic realignment. During the year, we consolidated our test equipment assembly functions from our San Jose, California facility into our Westwood, Massachusetts facility, liquidated our majority-owned Japanese subsidiary, completed the restructuring of our sales channels in Japan and other parts of Asia, developed strategic service and repair alliances with business partners and initiated several key outsourcing programs. In fiscal 1999, we accomplished three major objectives:

  . completed our restructuring plan centered around our Fusion product strategy;

  .  reduced operating costs and implemented a more flexible business model;
     and

  .  focused our Fusion sales efforts on key accounts.

  Restructuring. Semiconductor test equipment manufacturing operations are capital intensive. Because a high proportion of a semiconductor test equipment manufacturer's operating costs are fixed and remain relatively constant, operating profit increases or decreases, as sales volume increases or decreases. In each of fiscal 1997 and 1998, we restructured our operations to better align them with our business strategy and to minimize the impact of downturns in the test equipment market.

  We recorded charges totaling $16.0 million in the first quarter of fiscal 1997 related to our efforts to enhance our manufacturing efficiency with respect to existing products, and to the overall downturn in the test equipment market that began in the third quarter of fiscal 1996. These charges included $6.7 million of restructuring charges and $9.3 million of inventory provisions. We also reorganized our management team and initiated a new marketing and product development strategy that produced a reduction in the realizable value of inventories relating to non-strategic products. The bulk of our inventory provisions of $9.3 million in the first quarter of fiscal 1997 was a direct result of product obsolescence in our Delta 50 and Delta 100 products.

  In fiscal 1998, the Asian financial crisis, which had begun in January 1998, created a major impact on the global economy, precipitating a further drop in demand for semiconductor test equipment. At the same time, we were developing Fusion to meet the requirements of the SOC market. We implemented a restructuring plan in the fourth quarter of fiscal 1998 to align our sales, marketing and support operations with our Fusion product strategy, to lower our fixed costs to adjust to the downturn in the semiconductor industry and to position us for stronger financial performance when the industry recovered. We recorded restructuring and other charges totaling $47.0 million during fiscal 1998. These charges included $6.3 million for restructuring charges, including $3.1 million of severance and $2.9 million related to the impairment of fixed assets, and inventory provisions of $40.7 million. The $6.3 million restructuring charge included the costs of consolidating our San Jose, California, manufacturing operations with our Westwood, Massachusetts operations, restructuring our sales channels in Japan and other parts of Asia and the estimated costs of our planned divestiture of our iPTest division in the U.K. These actions reduced our workforce by approximately 30%, which affected all functions of our business. The inventory provisions of $40.7 million were due to significant excess and obsolete inventory related to the drop in demand for our products and the introduction of our Fusion product line. In anticipation of a higher level of demand for our existing products, inventory purchases in the second and third quarters of fiscal 1998 included a large amount of custom and semi-custom inventory that became obsolete or difficult to sell due to the declining business conditions within the industry in the third and fourth quarter of fiscal 1998. The inventory provisions of $40.7 million taken in the fourth quarter of 1998 consisted of a write-down of the Delta Series product line for $25.3 million, the Synchro and 77/90 product lines for $11.8 million, and $3.6 million for service parts deemed excess or obsolete.

  Ando Alliance. We have had a strategic alliance with Ando Electric Co., Ltd., a subsidiary of NEC Corporation, for over six years. In 1993, we entered into commercial agreements with Ando relating to our prior generation of digital test products. In 1994, Ando loaned us $20.0 million, and in connection with this loan, we issued Ando a common stock purchase warrant for 2.0 million shares of our common stock. We expanded our alliance with Ando in 1998 with a new six year agreement, providing Ando with rights to manufacture, market and develop our Fusion products for Japanese customers. In exchange for these rights, Ando paid us $10.0 million and assigned back to us 1.6 million of the
2.0 million shares of our common stock that had been issued to Ando upon the exercise of the warrant. These shares were valued at $7.4 million, the market value of our stock at the time the agreement was executed. Relying on a percentage of completion method based on the development of the Fusion product line, we recognized as revenue in fiscal 1998 $7.4 million of the $17.4 million in aggregate consideration relating to this transaction and deferred the remaining $10.0 million of revenue. This $10.0 million in revenue will be recognized ratably over the period in which we complete the transfer of the manufacturing and technology rights. We recognized $8.5 million of the deferred revenue in fiscal 1999 and expect the remaining $1.5 million to be recognized in the first quarter of fiscal 2000. Ando has also agreed to pay royalties to us on future sales of Fusion in Japan and reduced the interest rate from 8.0% to 5.5% on the outstanding balance of the loan, effective March 30, 1998. At July 31, 1999, the outstanding balance on the Ando debt was $12.0 million.

Results of Operations

  The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of total net sales.

                                                      Percentage of Net Sales
                                                        Year Ended July 31
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
Net Sales:...........................................   100.0%   100.0%   100.0%
  Cost of sales:.....................................    67.9     72.0     65.5
    Inventory provisions.............................     4.8     20.8      0.0
    Gross profit.....................................    27.4      7.3     34.5

Engineering and product development expenses.........    12.0     17.5     16.0
Selling, general and administrative expenses.........    20.1     25.9     20.0
Restructuring charges................................     3.5      3.2      0.0
Income (loss) from operations........................      NM       NM       NM

Interest expense.....................................      NM       NM       NM
Interest income......................................     1.5      1.0      0.4
Gain on liquidation/sale of business units...........     0.0      0.0      2.4
Income (loss) before income taxes....................      NM       NM      0.2
Provision for income taxes...........................     0.2      0.6      0.0
Net income (loss)....................................      NM       NM      0.2

  Fiscal 1999 Compared to Fiscal 1998.

  Net Sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales decreased $38.9 million to $157.3 million in fiscal 1999 from $196.2 million in fiscal 1998. The decrease in net sales was principally due to the industry-wide slowdown in the semiconductor industry which began in the latter half of fiscal 1998 and carried over to the first half of fiscal 1999. Net sales increased each quarter in fiscal 1999, as conditions in the semiconductor industry began to improve and as we began shipping Fusion products in increasing volumes to customers. Net sales in the four quarters of fiscal 1999 were $27.0 million, $33.7 million, $43.2 million, and $53.4 million. The last two quarters of fiscal 1999 reflected an industry-wide increase in demand for test equipment in general and an increase in demand for Fusion in particular. Net sales from our strategic alliance with Ando were $8.5 million of revenue in fiscal 1999 and $7.4 million in fiscal 1998, relating to the transfer of technology. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $28.9 million, or 18.4% of net sales, in fiscal 1999 and $32.2 million, or 16.4% of net sales, in fiscal 1998. Geographically, sales to customers outside the United States were $95.7 million, or 61% of net sales, in fiscal 1999 and $118.3 million, or 60% of net sales, in fiscal 1998.

  Cost of Sales. Cost of sales consists of material, labor, depreciation and associated overhead. Cost of sales decreased by $78.9 million to $103.1 million in fiscal 1999 from $182.0 million in fiscal 1998. As a percentage of net sales, cost of sales was 65.5% of net sales in fiscal 1999 as compared to 92.7% in fiscal 1998. The major reason for the year-to-year improvement in margin percentage on lower sales volume relates to consolidations of operations and workforce reductions, which resulted in a reduction in fixed overhead expenses and improved product margins as we began to ship Fusion products in increasing volumes starting in the second quarter of fiscal 1999. Excluding inventory provisions of $40.7 million in fiscal 1998, cost of sales as a percentage of net sales for fiscal 1998 was 72.0% of net sales, compared to 65.5% of net sales in fiscal 1999.

  Engineering and Product Development Expenses. Engineering and product development expenses decreased by $9.1 million to $25.2 million, or 16.0% of net sales, in fiscal 1999 from $34.3 million, or 17.5% of net sales, in fiscal 1998. During fiscal 1998, we invested resources in the development of our Fusion single test platform for testing SOC devices. The level of development expenditures decreased year to year as important Fusion-related projects were completed. We intend to maintain and enhance our SOC test position by continuing to concentrate our future engineering and product development expenses on advanced functions and options for Fusion.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $19.3 million to $31.5 million, or 20.0% of net sales, in fiscal 1999 from $50.8 million, or 25.9% of net sales, in fiscal 1998. In fiscal 1999, we continued our focus on reducing expense levels, which included reduction of 48 employees in our sales and administration organization, elimination of major trade show expenditures, and decreased travel expenses and sales commissions. During fiscal 1998, there was also a higher level of expenses, such as travel, promotional activities, and trade show expenditures, related to the marketing of Fusion.

  Other. We recorded gains of $3.8 million during the second quarter of fiscal 1999. These transactions consisted of the liquidation of our majority-owned Japanese subsidiary, a joint venture with Sumitomo Metal Industries, Ltd., which resulted in a gain of $1.7 million and the sale of a portion of our legacy board repair business in Singapore which resulted in a gain of $2.1 million. Both transactions are consistent with our strategic commitment to the Fusion strategy and our focus on reducing costs.

  Income Tax. We did not record a tax provision in fiscal 1999. The fiscal 1998 provision related to the write-off of a deferred asset previously recorded by us, net of certain tax adjustments.

  Fiscal 1998 Compared to Fiscal 1997

  Net Sales. Our net sales increased by $1.9 million to $196.2 million in fiscal 1998, from $194.3 million in fiscal 1997. This increase included $7.4 million of revenue relating to our alliance with Ando. Excluding this $7.4 million, revenues for fiscal 1998 decreased by $5.5 million, or 2.8%. The decrease in revenue occurred during the latter half of fiscal 1998 as the test equipment and semiconductor industries experienced significant decline in activity due to overcapacity and currency revaluations and economic slowdowns in Asia. Geographically, sales to customers outside of the United States were $118.3 million, or 60% of total net sales, in fiscal 1998, and $130.2 million, or 67% of total net sales, in fiscal 1997.

  Cost of Sales. Cost of sales increased by $40.9 million to $182.0 million, or 92.7% of net sales in fiscal 1998 from $141.1 million, or 72.6% of net sales, in fiscal 1997. The increase in cost of sales as a percentage of net sales is a result of the change in our product mix combined with lower sales prices due to the slowdown in the semiconductor test equipment industry and costs associated with our transition to our Fusion product line. This increase also results from a lower level of sales relative to fixed manufacturing costs.

  In fiscal 1998, the Asian financial crisis (which began in January 1998), created a major impact on the global economy, precipitating a further drop in demand than LTX and the industry had been previously experiencing. As a result, our net sales dropped to $33 million in the fourth quarter of fiscal 1998, compared to $54 million in the third quarter of fiscal 1998. Simultaneously, our development and introduction of the Fusion product line was occurring. The sudden drop in demand for our products, combined with the introduction of the Fusion product line, resulted in significant excess and obsolete inventory. Management determined to restructure our operations during the fourth quarter of fiscal 1998, in line with our strategy of focusing on the Fusion product line. As a result of the combined rapid and sudden decline in global demand for semiconducter testing equipment and the transition to the Fusion product line, we recorded a $40.7 million inventory charge in the fourth quarter of fiscal 1998. Inventory purchases in the second and third quarters of fiscal 1998 in anticipation of a higher level of demand for our existing products consisted of a large amount of custom and semi-custom inventory that would become obsolete or difficult to sell due to the declining business conditions within the industry in the third and fourth quarter of that same fiscal year.

  The $40.7 million inventory charge taken in fiscal 1998 consisted of a write-down of the Delta Series product line for $25.3 million, the Synchro and 77/90 product lines for $11.8 million, and $3.6 million for service parts deemed excess or obsolete.

  Our inventory provision of $9.3 million in the first quarter of fiscal 1997 was a result of our new strategy for our Digital product line. During the first quarter of fiscal 1997, we restructured our Digital Products Division management team and initiated a new marketing and product development strategy that produced an anticipated reduction in the realizable value of existing inventories relating to non-strategic products.

  The bulk of this inventory charge of $9.3 million related to product obsolescence in our Delta 50 and Delta 100 test systems, which were replaced with the Delta STE line.

  Excluding inventory provisions of $40.7 million and $9.3 million in fiscal 1998 and fiscal 1997, respectively, and the $7.4 million of revenue relating to our alliance with Ando in fiscal 1998, cost of sales increased by $9.4 million to $141.3 million, or 74.8% of net sales, in fiscal 1998 from $131.8 million, or 67.8% of net sales, in fiscal 1997.

  Engineering and Product Development Expenses. Engineering and product development expenses increased by $10.9 million to $34.3 million, or 17.5% of net sales, in fiscal 1998 from $23.4 million, or 12.0% of net sales, in fiscal 1997. During fiscal 1998, we invested resources in the development of our Fusion SOC testing platform.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11.8 million, or 25.9% of net sales, to $50.8 million in fiscal 1998, from $39.0 million, or 20.1% of net sales, in fiscal 1997. This increase relates primarily to the expansion of our sales organization, increased advertising and promotion costs and the consolidation of our operations. The majority of these costs are associated with the product introduction of Fusion and the downturn in the semiconductor test equipment and semiconductor industries.

  Restructuring Charge. The $6.3 million restructuring charge recorded in the fourth quarter of fiscal 1998 included $3.2 million in employee separation costs, $2.9 million in asset impairment write-offs and $200,000 in lease terminations and other contractual obligations. The workforce reduction impacted 259 employees, of which 211 were in production and engineering, 33 in sales and marketing and 15 in administration. Asset impairment write-offs of $2.9 million related to the write off of capitalized Master and Delta Series testers and test equipment at our San Jose and Korean facilities. We no longer manufacture the Master Series line, and this equipment was written down to zero value and depreciation expense permanently ceased. These assets were disposed of or sold in fiscal 1999. The remaining balance of $3.3 million at July 31, 1998 includes $3.2 million related to employee separation costs, which were all paid by February 1999.

  In fiscal 1997, we redirected our product strategy to focus primarily on SOC. As a result, we restructured our Digital Products Division and began emphasizing sales of our Delta/STE mixed technology test systems. In fiscal 1997, we recorded a restructuring charge of $6.8 million, consisting of $4.0 million for cancelled non-strategic development projects and technology upgrades to customers, $1.8 million in severance costs relating to workforce reductions, $600,000 of asset impairments and $300,000 in equipment lease cancellations. The workforce reduction totaled 180 employees, of which 166 were in production and engineering, 10 in administration and 4 in sales.

  The remaining accrued balance as of July 31, 1998 of $2.0 million relates to the estimated cost to replace certain board modules. In fiscal 1999, approximately $500,000 of cash expenditures were made on this project.

  Income Tax. Our tax provision in fiscal 1998 was $1.1 million as compared to $416,000 in fiscal 1997. The 1998 provision relates to the write-off of a deferred tax asset we previously recorded, net of certain tax adjustments.

Liquidity and Capital Resources

  At July 31, 1999, we had $19.9 million in cash and equivalents as compared to $25.1 million at July 31, 1998. The $5.2 million decrease in the year-to-year cash balance reflects our use of $14.0 million to fund increases in inventory and accounts receivable and payments of accrued charges, including $3.5 million in cash payments for restructuring charges. This was partially offset by an increase in trade accounts payable.

  Working capital increased by $13.9 million, or 41%, to $47.9 million at July 31, 1999, from $34.0 million at July 31, 1998. This increase resulted from the increase in sales volume in the fourth quarter of fiscal 1999. Sales in the fourth quarter of fiscal 1999 were $53.4 million as compared to $32.8 million in the fourth quarter of fiscal 1998, an increase of $20.6 million, or 62.8%. Inventory and accounts receivable increased $15.7 million on a year-to-year basis, evidencing our growth in sales volume in the second half of fiscal 1999. The increase in working capital is also due to a negotiated extension of $4.0 million of principal payments due on our loan to Ando until 2001, which payments would otherwise have been due in fiscal 1999.

  Capital expenditures were $9.6 million in fiscal 1999, $8.8 million in fiscal 1998, and $16.1 million in fiscal 1997. In fiscal 1998 and 1999, we limited capital expenditures to those projects essential to the development of the Fusion product line and critical replacement assets needed to sustain ongoing business activities. Expenditures in fiscal 1999 were mostly Fusion related and included new and upgraded Fusion test systems for use by us for research and development purposes. In fiscal 1998 and fiscal 1997 capital expenditures relating to Fusion products were $4.8 million and $2.4 million, respectively. The present budget allowance for capital expenditures over the twelve months of fiscal 2000 is $12.1 million, primarily for equipment used to manufacture and develop the Fusion product line, and may increase or decrease over the course of the year.

  Our Japanese subsidiary, which was liquidated in the second quarter of fiscal 1999, had no outstanding borrowings at July 31, 1999. It had $4.8 million of outstanding borrowings at July 31, 1998 under demand lines of credit. Borrowings of $4.5 million, at the local prime rate plus 0.25% were guaranteed by our minority partner in Japan, and borrowings of $300,000, at the local prime rate of prime plus 0.75%, under a $1.4 million demand bank line, were guaranteed by LTX. The outstanding bank debt that was guaranteed by the minority partner was paid in full by our minority partner as part of the liquidation process. The $300,000 guaranteed by LTX was paid in full and there are no outstanding borrowings as of July 31, 1999.

  On October 26, 1998, we obtained a $10 million domestic credit facility from a bank. The facility is secured by all of our assets and bears interest at the bank's prime rate plus 1.0% as of July 31, 1999. The borrowing base of the facility is based on a formula of eligible accounts receivable. The agreement requires us to maintain a certain minimum net worth. On August 19, 1999, we signed a letter of intent that will extend our $10.0 million credit facility by one year at a reduced interest rate of prime plus 0.5%. Borrowings under this line were $5.5 million at July 31, 1999 and there were no outstanding borrowings at July 31, 1998. Additionally, the bank has agreed to a $5.0 million foreign accounts receivable credit line backed by foreign accounts receivable at an interest rate of prime plus 0.5%.

  In fiscal 1999, we paid off certain operating and capital leases totaling $2.6 million and entered into six new operating leases and one new capital lease with a combined total of $10.6 million in new debt. These leases are secured by specific LTX test equipment.

  We renegotiated the terms of our $12.0 million subordinated note payable to Ando in December 1998. Principal payments that were originally due in semi-annual installments of $2.0 million were deferred until January 2001. This debt has been reclassified to long term debt and the next principal payment of $2.0 million is due in January 2001.

  We believe that our net proceeds from the proposed sale of our common stock under a Registration Statement on Form S-3 we filed on September 9, 1999, together with our working capital and existing credit facilities, will be adequate to fund our currently proposed operating activities for the next twelve months. However, a significant shortfall from plan as a result of deterioration in the industry or delayed acceptance or delivery of our new Fusion products, or cancellation of our proposed sale of common stock for any reason, would unfavorably impact our cash flow. In that event, we would need to seek additional debt or equity financing. We cannot assure you that we could obtain the necessary financing on acceptable terms or at all.

Year 2000

  Many computer systems will experience problems handling dates beyond the year 1999 because the systems are coded to accept only two-digit entries in the date code field. We have established a program to address Year 2000 issues, which is overseen by a senior manager who updates our officers and directors regularly. We are currently assessing the Year 2000 compliance of the products we manufacture, our internal business systems, and the products and internal business systems of our suppliers. We expect to incur costs of approximately $400,000 to make our products Year 2000 compliant, most of which is represented by current engineering staff who have been assigned to the project, and approximately $300,000 in ensuring compliance of our internal business systems and those of our suppliers, most of which is represented by current administrative personnel assigned to the project. Costs related to Year 2000 compliance have been immaterial as of July 31, 1999.

  Three product-based teams, employing our engineering product development process, are in the process of identifying and contacting affected customers to advise them of non-compliant products. Because our products are not functionally "date-dependent," we do not believe that making them Year 2000 compliant will create significant problems for which we would be responsible. Although we believe we have taken adequate measures to prepare for the Year 2000, there can be no assurances that our products do not contain undetected Year 2000 problems.

  Another team is assessing the Year 2000 compliance of our internal business systems, including facilities, and the products and internal business systems of our suppliers. This team has identified all mission-critical systems and third parties and has formulated remediation plans. We are also developing comprehensive contingency plans if our remediation plans do not work, which we expect to complete by October 31, 1999. These contingency plans primarily involve identifying alternative vendors and suppliers. They may not adequately address our potential Year 2000 problems, and alternative sources may not in fact be available. Although responses to a survey of our critical suppliers, vendors and facilities owners indicate that many of them are Year 2000 compliant, we have not received sufficient information from all parties about their Year 2000 readiness to assess the effectiveness of their efforts. We cannot be sure that these entities will adequately address Year 2000 issues.

  If we fail to detect errors or defects in our systems or those of our suppliers, or if third parties with whom we interact experience Year 2000 problems, reasonable descriptions of most likely worst case scenarios include the following:

  . power, communication and other utility outages at our facilities, in particular, our Westwood, Massachusetts facility; and

  . product component shortages as a result of Year 2000 problems at our critical suppliers and vendors.

  If any of these were to occur, our business and operations would be hurt.

BUSINESS RISKS

  This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would," "intends," "estimates," and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements, particularly under the heading "Business Risks," that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statement we make.

  Our Sole Market Is the Highly Cyclical Semiconductor Industry, Which Causes a Cyclical Impact On Our Financial Results.

  We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Any significant downturn in the markets for our customers' semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business.

  Most recently, our revenue and operating results declined in fiscal 1998 as a result of a sudden and severe downturn in the semiconductor industry precipitated by the recession in several Asian countries. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity and accelerated erosion of selling prices. We believe the markets for newer generations of devices, including SOC, will also experience similar characteristics. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses quickly in response to revenue short-falls. In a contraction, we may not be able to reduce our significant fixed costs, such as continued investment in research and development and capital equipment requirements.

  Our Sales and Operating Results Have Fluctuated Significantly From Period to Period, Including From One Quarter to Another, and They May Continue to Do So.

  Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability in our operating results or our stock price. This may be caused by a combination of factors, including the following:

  . sales of a limited number of test systems account for a substantial portion of our net sales in any particular fiscal quarter, and a small number of transactions could therefore have a significant impact;

  .  order cancellations by customers;

  .  lower gross margins in any particular period due to changes in:

     -- our product mix,

     -- the configurations of test systems sold, or

     -- the customers to whom we sell these systems;

  . the high selling prices of our test systems (which typically result in a long selling process); and

  .  changes in the timing of product orders due to:

     -- unexpected delays in the introduction of products by our customers,

    -- shorter than expected lifecycles of our customers' semiconductor devices, or

    -- uncertain market acceptance of products developed by our customers.

  We cannot predict the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

  Our Future Rate of Growth is Highly Dependent on the Growth of the SOC
  Market.

  In 1996, we refocused our business strategy on the development of our Fusion HF product, which is primarily targeted towards addressing the needs of the SOC market. If the SOC market fails to grow as we expect, our ability to sell our Fusion HF product will be hampered.

  Our Market Is Highly Competitive, and We Have Limited Resources to Compete.

  The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our principal competitors in the market for semiconductor test equipment are Agilent Technologies (formerly a division of Hewlett-Packard), Credence Systems, Schlumberger Limited, and Teradyne. Most of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

  We expect our competitors to enhance their current products and to introduce new products with comparable or better price and performance. The introduction of competing products could hurt sales of our current and future products. In addition, new competitors, including semiconductor manufacturers themselves, may offer new testing technologies, which may in turn reduce the value of our product lines. Increased competition could lead to intensified price-based competition, which would hurt our business and results of operations. Unless we are able to invest significant financial resources in developing products and maintaining customer support centers worldwide, we may not be able to compete.

  Development of Our Products Requires Significant Lead-Time, and We May Fail to Correctly Anticipate the Technical Needs of Our Customers.

  Our customers make decisions regarding purchases of our test equipment while their devices are still in development. Our test systems are used by our customers to develop, test and manufacture their new devices. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers' devices, requiring us to make significant capital investments to develop new test equipment for our customers well before their devices are introduced. If our customers fail to introduce their devices in a timely manner or the market does not accept their devices, we may not recover our capital investment through sales in significant volume. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not generate revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction of products embodying new technologies or features by our competitors. Furthermore, if we were to make announcements of product delays, or if our competitors were to make announcements of new test systems, these announcements could cause our customers to defer or forego purchases of our existing test systems, which would also hurt our business.

  We May Not Be Able to Deliver Custom Hardware Options and Software Applications to Satisfy Specific Customer Needs in a Timely Manner.

  We must develop and deliver customized hardware and software to meet our customers' specific test requirements. Our test equipment may fail to meet our customers' technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

  The Market for Semiconductor Test Equipment is Highly Concentrated, and We Have Limited Opportunities to Sell Our Products.

  The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 59.7% of revenues in fiscal year 1999, 55.2% of revenues in fiscal year 1998, and 43.5% of revenues in fiscal year 1997. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

  Our Success Depends on Attracting and Retaining Key Personnel.

  Our success will depend on our ability to attract and retain highly qualified managers and technical personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. Our layoffs in the last industry downturn could make it more difficult for us to hire or retain qualified personnel.

  Our Dependence on Subcontractors and Sole Source Suppliers May Prevent Us from Delivering an Acceptable Product on a Timely Basis.

  We rely on subcontractors to manufacture many of the components and subassemblies for our products, and we rely on sole source suppliers for certain components. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs.

  In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The process of qualifying subcontractors and suppliers is a lengthy process. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components. Each is a sole source supplier of components manufactured in accordance with our proprietary design and specifications. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders.

  Our Dependence on International Sales and Non-U.S. Suppliers Involves Significant Risk.

  International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 61% of our revenues in fiscal year 1999, 60% of our revenues in fiscal year 1998, and 67% of our revenues in fiscal year 1997. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

  . changes in law or policy resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

  .  political and economic instability in our target international markets;

  .  longer payment cycles common in foreign markets;

  .  difficulties of staffing and managing our international operations;

  . less favorable foreign intellectual property laws making it harder to protect our technology from appropriation by competitors; and

  . difficulties collecting our accounts receivable because of the distance and different legal rules.

  In the past, we have incurred expenses to meet new regulatory requirements in Europe, experienced periodic difficulties in obtaining timely payment from non-U.S. customers, and been affected by the recession in several Asian countries.

  Our foreign sales are typically invoiced and collected in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to push out or delay orders because of the increased relative cost of our products. In the past, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business.

  Economic Conditions in Asia May Hurt Our Sales.

  Asia is an important region for our customers in the semiconductor industry, and many of them have operations there. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 45% of our sales in fiscal 1999 were derived from this region. These conditions may continue or worsen. In light of the recent economic downturn in Asia, we may not be able to obtain additional orders and may experience cancellations of orders. If conditions do not continue to improve, our future financial condition, revenues, and operating results could be hurt.

  We May Not Be Able to Protect Our Intellectual Property Rights.

  Our success depends in part on our ability to obtain intellectual property rights and licenses and to preserve other intellectual property rights covering our products and development and testing tools. To that end, we have obtained certain domestic patents and may continue to seek patents on our inventions when appropriate. We have also obtained certain trademark registrations. To date, we have not sought patent protection in any countries other than the United States, which may impair our ability to protect our intellectual property in foreign jurisdictions. The process of seeking intellectual property protection can be time consuming and expensive. We cannot ensure that:

  .  patents will issue from currently pending or future applications;

  . our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

  . foreign intellectual property laws will protect our intellectual property rights; or

  . others will not independently develop similar products, duplicate our products or design around our technology.

If we do not successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results.

  We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees and consultants to protect our intellectual property. Other parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these people.

  Third Parties May Claim We Are Infringing Their Intellectual Property, and We Could Suffer Significant Litigation Costs, Licensing Expenses or Be Prevented from Selling Our Products.

  Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing on the intellectual property rights of others and may be liable for that infringement, which could result in significant liability for us. If we do infringe the intellectual property rights of others, we could be forced to either seek a license to intellectual property rights of others or alter our products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

  We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify our products or processes, stop making products or stop using processes.

  Our Stock Price Is Volatile.

  In the past twelve months, our stock price has ranged from a low of $1.00 to a high of $14.69. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

  .  quarterly variations in operating results;

  . variances of our quarterly results of operations from securities analyst estimates;

  . changes in financial estimates and recommendations by securities analysts;

  . announcements of technological innovations, new products, or strategic alliances; and

  .  news reports relating to trends in our markets.

  In addition, the stock market in general, and the market prices for semiconductor-related companies in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

  Year 2000 Problems May Hurt Our Business.

  We have established a program to address Year 2000 software failure issues, which is overseen by a senior manager who updates our officers and directors regularly. We are currently assessing the Year 2000 compliance of the products we manufacture, our internal business systems, and the products and internal business systems of our suppliers. We expect to incur costs of approximately $400,000 to make our products Year 2000 compliant, most of which is represented by current engineering staff who have been assigned to the project, and approximately $300,000 in ensuring compliance of our internal business systems and those of our suppliers, most of which is represented by current administrative personnel assigned to the project. Costs related to Year 2000 compliance have been immaterial as of July 31, 1999.

  Three product-based teams, employing our engineering product development process, are in the process of identifying and contacting affected customers to advise them of non-compliant products. We cannot assure you that our products do not contain undetected Year 2000 problems. Another team is assessing the Year 2000 compliance of our internal business systems, including facilities, and the products and internal business systems of our suppliers. This team has identified all mission-critical systems and third parties and has formulated remediation plans. We are also developing comprehensive contingency plans if our remediation plans do not work, which we expect to complete by October 31, 1999. These contingency plans primarily involve identifying alternative vendors and suppliers. They may not adequately address our potential Year 2000 problems, and alternative sources may not in fact be available. Although responses to a survey of our critical suppliers, vendors and facilities owners indicate that many of them are Year 2000 compliant, we have not received sufficient information from all parties about their Year 2000 readiness to assess the effectiveness of their efforts. We cannot be sure that these entities will adequately address Year 2000 issues.

  If we fail to detect errors or defects in our systems or those of our suppliers, or if third parties with whom we interact experience Year 2000 problems, reasonable descriptions of most likely worst case scenarios include the following:

  . power, communication and other utility outages at our facilities, in particular, our Westwood, Massachusetts facility; and

  . product component shortages as a result of Year 2000 problems at our critical suppliers and vendors.

  If any of these were to occur, our business and operations would be hurt.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Financial instruments that potentially subject us to concentrations of credit-risk consist principally of investments in cash equivalents, short-term investments and trade receivables. We place our investments with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

  Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $27.5 million as of July 31, 1999 and in foreign currency exchange rates. We do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short term bank debt bears interest at a variable rate of prime plus 1%. Long term debt interest rates are fixed for the term of the notes.

  Foreign Exchange Risk

  Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 1999, our revenues derived from sales outside the United States constituted 60.8% of our total revenues. Revenues invoiced and collected in currencies other than U.S. dollars comprises 17.5% of our fiscal 1999 revenues. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

  Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

  We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge our foreign currency exposure to offset the effects of changes in foreign exchange rates. We intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

  Interest Rate Risk

  Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings. Subsequent to this offering, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments.

  Our $10.0 million domestic credit facility bears an interest rate of prime plus 1%. As of July 31, 1999, $5.5 million was outstanding under this facility and the interest rate was 9.0%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $55,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Item 8. Financial Statements and Supplementary Data

                                LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                               July 31,
                                                          --------------------
                                                            1998       1999
                                                          ---------  ---------
ASSETS
Current assets:
  Cash and equivalents................................... $  25,109  $  19,936
  Accounts receivable, net of allowances of $2,200 and
   $2,027................................................    33,871     37,043
  Accounts receivable--other.............................     2,044      4,324
  Inventories............................................    38,264     48,551
  Other current assets...................................     3,633      5,795
                                                          ---------  ---------
    Total current assets.................................   102,921    115,649
Property and equipment, net..............................    35,427     31,942
Other assets.............................................     2,671        402
                                                          ---------  ---------
    Total assets......................................... $ 141,019  $ 147,993
                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................... $   4,827  $   5,472
  Current portion of long-term debt......................     5,106        674
  Accounts payable.......................................    25,020     37,439
  Deferred revenues and customer advances................    15,045     11,391
  Accrued restructuring charges..........................     5,786      2,263
  Other accrued expenses.................................    13,179     10,495
                                                          ---------  ---------
    Total current liabilities............................    68,963     67,734
Long-term debt, less current portion.....................     8,235     14,023
Other long-term liabilities..............................       563        --
Convertible subordinated debentures......................     7,308      7,308
Stockholders' equity:
Common stock, $0.05 par value:
  100,000,000 shares authorized; 38,024,440 and
   38,732,540 shares issued; 35,476,940 and 36,185,040
   shares outstanding....................................     1,902      1,936
Additional paid-in capital...............................   197,209    199,778
Accumulated deficit......................................  (131,400)  (131,025)
Less--Treasury stock (2,547,500 shares), at cost.........   (11,761)   (11,761)
                                                          ---------  ---------
    Total stockholders' equity...........................    55,950     58,928
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $ 141,019  $ 147,993
                                                          =========  =========

  The accompanying notes are an integral part of these consolidated financial statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     Year ended July 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Net sales.......................................  $194,343  $196,227  $157,326
Cost of sales...................................   131,870   141,274   103,105
Inventory provisions............................     9,250    40,718       --
                                                  --------  --------  --------
Gross profit....................................    53,223    14,235    54,221
Engineering and product development expenses....    23,350    34,320    25,174
Selling, general and administrative expenses....    39,049    50,772    31,517
Restructuring charges...........................     6,750     6,272       --
                                                  --------  --------  --------
Income (loss) from operations...................   (15,926)  (77,129)   (2,470)
Other income (expense):
  Interest expense..............................    (2,443)   (1,898)   (1,526)
  Interest income...............................     2,876     1,877       585
  Gain on liquidation/sale of business units....       --        --      3,786
                                                  --------  --------  --------
Income (loss) before income taxes...............   (15,493)  (77,150)      375
Provision for income taxes......................       416     1,130       --
                                                  --------  --------  --------
Net income (loss)...............................  $(15,909) $(78,280) $    375
                                                  ========  ========  ========
Net income (loss) per share:
  Basic.........................................  $  (0.45) $  (2.15) $   0.01
                                                  ========  ========  ========
  Diluted.......................................  $  (0.45) $  (2.15) $   0.01
                                                  ========  ========  ========
Weighted-average common shares used in computing
 net income (loss) per share:
  Basic.........................................    35,476    36,401    35,696
                                                  ========  ========  ========
  Diluted.......................................    35,476    36,401    36,958
                                                  ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements

                                LTX CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                            Common Stock     Additional                           Total
                          ------------------  Paid-In   Accumulated Treasury  Stockholders'
                            Shares    Amount  Capital     Deficit    Stock       Equity
                          ----------  ------ ---------- ----------- --------  -------------
Balance at July 31,
 1996...................  35,795,796  $1,800  $191,455   $ (37,211) $ (1,005)   $155,039
                          ----------  ------  --------   ---------  --------    --------
Exercise of stock
 options................     333,955      16       764         --        --          780
Exercise of stock
 warrant................   1,000,000      50     2,260         --        --        2,310
Issuance of shares under
 employees' stock
 purchase plan..........     294,917      15     1,319         --        --        1,334
Purchase of treasury
 stock..................    (747,500)    --        --          --     (3,356)     (3,356)
Net loss................         --      --        --      (15,909)      --      (15,909)
                          ----------  ------  --------   ---------  --------    --------
Balance at July 31,
 1997...................  36,677,168   1,881   195,798     (53,120)   (4,361)    140,198
Exercise of stock
 options................     108,515       6       301         --        --          307
Issuance of shares under
 employees' stock
 Purchase plan..........     291,257      15     1,110         --        --        1,125
Purchase of treasury
 stock..................  (1,600,000)    --        --          --     (7,400)     (7,400)
Net loss................         --      --        --      (78,280)      --      (78,280)
                          ----------  ------  --------   ---------  --------    --------
Balance at July 31,
 1998...................  35,476,940   1,902   197,209    (131,400)  (11,761)     55,950
Exercise of stock
 options................     411,854      20       975         --        --          995
Issuance of shares under
 employees' stock
 Purchase plan..........     296,246      14       969         --        --          983
Amortization of deferred
 compensation...........         --      --        625         --        --          625
Net profit..............         --      --        --          375       --          375
                          ----------  ------  --------   ---------  --------    --------
Balance at July 31,
 1999...................  36,185,040  $1,936  $199,778   $(131,025) $(11,761)   $ 58,928


  The accompanying notes are an integral part of these consolidated financial statements

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands except share data)

                                                     Year ended July 31,
                                                  ----------------------------
                                                    1997      1998      1999
                                                  --------  --------  --------
Cash Flows from Operating Activities:
 Net income (loss)............................... $(15,909) $(78,280) $    375
  Add (deduct) non-cash items:
   Depreciation and amortization.................   11,038    12,510    11,291
   Gain on liquidation/sale of business units....      --        --     (3,786)
   Charge for excess inventory...................    9,250    40,718       --
   Translation loss (gain).......................     (100)      (47)      737
 (Increase) decrease in:
  Accounts receivable............................    4,762     2,842    (2,983)
  Inventories....................................    2,299   (21,529)  (11,204)
  Other current assets...........................    1,191       383    (2,154)
  Other assets...................................      530       313       (51)
 Increase (decrease) in:
  Accounts payable...............................   (4,533)    1,753    11,560
  Accrued expenses and restructuring charges.....    2,985     1,124    (8,322)
  Deferred revenues and customer advances........   (1,273)    9,889    (9,449)
                                                  --------  --------  --------
  Net cash (used in) provided by operating
   activities....................................   10,240   (30,324)  (13,986)
                                                  --------  --------  --------
Cash Flows from Financing Activities:
 Proceeds from sale of business unit.............      --        --      2,000
 Maturities of held-to-maturity securities, net..    9,941       --        --
 Expenditures for property and equipment.........  (16,116)   (8,795)   (9,636)
                                                  --------  --------  --------
 Net cash used in investing activities...........   (6,175)   (8,795)   (7,636)
                                                  --------  --------  --------
Cash Flows from Financing Activities:
 Proceeds from stock plans:
  Employees' stock purchase plan.................    1,334     1,124       983
  Exercise of stock options......................      780       308       995
 Exercise of stock warrant.......................    2,310       --        --
 Purchase of treasury stock......................   (3,356)      --        --
 Advances of short-term notes payable............      --        --     33,204
 Payment of short-term notes payable.............     (993)     (520)  (28,499)
 Proceeds from lease financing...................    2,975     1,451    10,615
 Payments of long-term debt......................   (5,090)   (5,253)   (1,174)
                                                  --------  --------  --------
 Net cash provided by (used in) financing
  activities.....................................   (2,040)   (2,890)   16,124
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........     (294)     (682)      325
                                                  --------  --------  --------
 Net (decrease) increase in cash and
  equivalents....................................    1,731   (42,691)   (5,173)
Cash and equivalents at beginning of year........   66,069    67,800    25,109
                                                  --------  --------  --------
Cash and equivalents at end of year.............. $ 67,800  $ 25,109  $ 19,936
                                                  ========  ========  ========
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid (received) during the year for:
  Interest....................................... $  2,451  $  2,062  $  1,263
                                                  ========  ========  ========
  Income taxes................................... $    725  $    716  $    757
                                                  ========  ========  ========
Supplemental Disclosure of Non-Cash Financing
 Activities:
 1,600,000 shares of LTX Common Stock received by
  LTX as consideration for certain marketing,
  sales and manufacturing rights and held in
  treasury....................................... $    --   $  7,400  $    --
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                                LTX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

  LTX Corporation ("LTX" or the "Company") designs, manufactures, and markets automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog, and mixed signal (a combination of digital and analog) integrated circuits ("ICs"). The Company's newly introduced Fusion product is a single test platform that can be configured to test system-on-a-chip devices, digital VLSI devices including microprocessors and microcontrollers, and analog/mixed signal devices. The Company also sells hardware and software support and maintenance services for its test systems. The semiconductors tested by the Company's systems are widely used in the computer, communications, automotive and consumer electronics industries. The Company markets its products worldwide to manufacturers of system-on-a-chip, digital, analog and mixed signal ICs. The Company is headquartered, and has development and manufacturing facilities, in Westwood, Massachusetts, a development facility in San Jose, California, and worldwide sales and service facilities to support its customer base.

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

  Foreign Currency Translation

  The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a loss of $737,000 and gains of $47,000 and $100,000 in fiscal 1999, 1998, and 1997 respectively. The loss of $737,000 in fiscal 1999 was principally due to transaction losses relating to fluctuations in the Japanese yen. Transaction gains and losses are included in the consolidated results of operations.

  Revenue Recognition

  Revenue from product sales and related warranty costs are recognized at the time of shipment. Service revenues are recognized over the applicable contractual periods or as services are performed. Service revenue totaled $28.9 million, or 18.4% of net sales, in fiscal 1999, $32.2 million, or 16.4% of net sales, in fiscal 1998, and $27.4 million, or 14.1% of net sales, in fiscal 1997. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

  During April 1998 Ando Electric Co., Ltd. (Ando) paid the Company $17.4 million in cash and LTX Common Stock for the rights to manufacture, market and develop LTX's Fusion product for Japanese

                                LTX CORPORATION
customers. The Company recognized $7.4 million of revenue during fiscal 1998 for the sale of its marketing and development rights. The Company deferred $10.0 million of revenue related to the manufacturing rights and transfer of technology knowledge. The $10.0 million is being recognized on a percentage of completion basis over the period in which the Company completes the transfer of the manufacturing and technology rights. The Company recognized $8.5 million of the deferred revenue in fiscal 1999 and expects the remaining $1.5 million to be recognized in the first quarter of fiscal 2000. In addition, the Company will receive future royalty payments which will be recognized as revenue in the period earned.

  Engineering and Product Development Costs

  The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed," relating to certain software development costs, were insignificant.

  Income Taxes

  Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which were not significant, in the past since it reinvested those earnings. At July 31, 1999, most of the Company's foreign subsidiaries had accumulated deficits.

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

  A reconciliation between basic and diluted earnings per share is as follows:

                                                     Fiscal Year Ended July 31,
                                                    ---------------------------
                                                      1997      1998     1999
                                                    --------  --------  -------
   Net income (loss)............................... $(15,909) $(78,280) $   375
     Basic EPS
     Basic common shares...........................   35,476    36,401   35,696
     Basic EPS..................................... $  (0.45) $  (2.15) $   .01
   Diluted EPS
     Basic common shares...........................   35,476    36,401   35,696
     Plus: impact of stock options and warrants....      --        --     1,262
                                                    --------  --------  -------
   Diluted common shares...........................   35,476    36,401   36,958
     Diluted EPS................................... $  (0.45) $  (2.15) $   .01

  Options to purchase 60,000 shares of common stock in 1999, 3,966,793 shares in 1998, and 3,260,283 in 1997 were outstanding during the years then ended, but were not included in the year to date calculation of

                                LTX CORPORATION
diluted net income per share because either the options' exercise price was greater than the average market price of the common shares during those periods, or the effect of including the options would have been anti-dilutive in effect.

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

  The Company has no short-term investments as of July 31, 1999 and July 31, 1998. The fair market value of cash equivalents and short-term investments is substantially equal to the amortized cost, due to the short period of time to maturity, which is less than one year.

  Fair Value

  Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that disclosure be made of estimates of the fair value of financial instruments. The fair value of the Company's notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At July 31, 1999 and 1998, the carrying value of $5,472,000 and $4,827,000, respectively, for short-term bank debt and $14,697,000 and $13,904,000, respectively, for long-term liabilities, including current portion, approximates fair value. At July 31, 1999, and 1998, the Company's 7 1/4% Convertible Subordinated Debentures due 2011 had a carrying value of $7,308,000 and the estimated fair value of approximately $4,092,000. For all other balance sheet financial instruments, the carrying amount approximates fair value.

  Inventories

  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                             As of July 31,
                                                         -----------------------
                                                            1998        1999
                                                         ----------- -----------
     Raw materials...................................... $14,400,000 $22,380,000
     Work-in-process....................................  19,419,000  18,107,000
     Finished goods.....................................   4,445,000   8,064,000
                                                         ----------- -----------
                                                         $38,264,000 $48,551,000
                                                         =========== ===========

                                LTX CORPORATION

  Property and Equipment

  Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Property and equipment are summarized as follows:

                                     As of July 31,
                                --------------------------      Depreciable
                                    1998          1999         Life in Years
                                ------------  ------------  -------------------
Machinery and equipment.......  $100,519,000  $ 97,670,000          3-5
Office furniture and
 equipment....................     9,219,000    11,395,000          3-7
Leasehold improvements........     8,783,000     7,638,000  10 or term of lease
                                ------------  ------------
                                 118,521,000   116,703,000
Less: Accumulated depreciation
 and amortization.............   (83,094,000)  (84,761,000)
                                ------------  ------------
                                $ 35,427,000  $ 31,942,000
                                ============  ============

  Reclassifications

  Prior year financial statements have been reclassified to conform to the 1999 presentation. The reclassification had no impact on earnings for the prior period.

  Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement is effective for fiscal 1999 and requires comprehensive income to be reported with the same prominence as other financial statements. Comprehensive income would include any unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments. The adoption of FASB 130 did not have a material effect on the consolidated financial statements.

  In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The statement is effective for fiscal 1999. SFAS 131 changes the definition and reporting of segments and requires disclosure by operating segment of information such as profit and loss, assets and capital expenditures, major customers and types of products from which revenues are derived, (see Note 9).

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). This statement could increase volatility in earnings and other comprehensive income for companies with applicable contracts. LTX does not have any derivative instruments at this time.

                                LTX CORPORATION

3. NOTES PAYABLE

  The Company's Japanese subsidiary had borrowings outstanding of $4.8 million at July 31, 1998, under demand lines of credit. Borrowings of $4.5 million, at the local prime rate plus 0.25%, were guaranteed by the Company's minority partner in Japan, and borrowings of $0.3 million, at the local prime rate of prime plus 0.75% under a $1.4 million demand bank line, were guaranteed by the Company. The Company recorded two transactions as other income aggregating to $3.8 million in the second quarter of fiscal 1999. The Japanese prime rate of interest was 2.5% at July 31, 1998. These transactions consisted of the liquidation of a joint venture with Sumitomo Metal Industries, Ltd. in Japan, which resulted in a gain of $1.7 million and the sale of a portion of the Company's legacy board repair business in Singapore, which resulted in a gain of $2.1 million. The Company's Japanese subsidiary was liquidated during the second quarter of fiscal 1999 and the outstanding bank debt that was guaranteed by the minority partner was paid in full by the Company's minority partner as part of the liquidation process. The $0.3 million guaranteed by the Company was paid in full and there are no outstanding borrowings in Japan at July 31, 1999.

  On October 26, 1998, the Company obtained a $10.0 million domestic credit facility from a bank, which expires on October 26, 1999. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 1% as of July 31, 1999. The borrowing base of the facility is based on a formula of eligible accounts receivable. The agreement requires the Company to maintain a certain minimum net worth. On August 19, 1999, the Company has signed a letter of intent that will extend its $10.0 million credit facility by one year at a reduced interest rate of prime plus 0.5%. Amounts outstanding under this line of credit were $5.5 million at July 31, 1999. Additionally, the Bank has agreed to open a $5.0 million foreign accounts receivable credit line backed by foreign accounts receivables at an interest rate of prime plus 0.5%. During fiscal 1998, the Company had a $20.0 million domestic credit facility and a $5.0 million equipment lease line. The $20.0 million credit facility has no outstanding borrowings and expired in July 1998. The effective rate of interest on the equipment lease facility was 8.3% at July 31, 1998. The facility was terminated on October 31, 1998. The $5.0 million equipment lease line was repaid in full in November 1998.

4. LONG-TERM LIABILITIES

  Long-term liabilities consist of the following:

                                                         As of July 31,
                                                     ------------------------
                                                        1998         1999
                                                     -----------  -----------
   Subordinated note payable........................ $12,000,000  $12,000,000
   Lease purchase obligations at various interest
    rates, net of deferred interest.................   1,341,000    2,697,000
                                                     -----------  -----------
                                                      13,341,000   14,697,000
   Less: current portion............................  (5,106,000)    (674,000)
                                                     -----------  -----------
                                                     $ 8,235,000  $14,023,000
                                                     ===========  ===========

  The subordinated note payable bears interest at 5.5% at July 31, 1999 and at July 31, 1998, which is payable semi-annually and has semi-annual principal payments of $2,000,000, which began in January 1997. The Company renegotiated the terms of the note in fiscal 1999 and principal payments were deferred until January 2001 at which time semi-annual installments in the amount of $2.0 million will begin until the note's maturity date of July 2003. The note is unsecured and is subordinated in right of payment to senior indebtedness of the Company. In connection with this note, the Company issued a warrant to purchase up to 2,000,000 shares of common stock during the term of the note (see Note
7). Lease purchase obligations of $2,697,000 and $1,341,000 at July 31, 1999 and July 31, 1998 represent capital leases on LTX equipment.

                                LTX CORPORATION

5. CONVERTIBLE SUBORDINATED DEBENTURES

  On April 25, 1986, the Company issued and sold at par $35,000,000 of 7 1/4% Convertible Subordinated Debentures due 2011. A total of $7,308,000 of the original issue of $35,000,000 remains outstanding at July 31, 1999 and 1998. The debentures are subordinated in right of payment to senior indebtedness and are convertible by the holders into common stock at $18.00 per share at any time prior to redemption or maturity. The debentures are redeemable at the Company's option at any time, in whole or in part, at 100% of the principal amount. No sinking fund payments are required before the maturity date of the debentures in 2011. Interest is payable semi-annually on April 15 and October 15.

6. INCOME TAXES

  The components of the provision for income taxes consist of the following:

                                                      Year ended July 31,
                                                  ------------------------------
                                                     1997         1998      1999
                                                  -----------  -----------  ----
   Currently payable:
     Federal..................................... $ 1,000,000  $  (818,000)  --
     State.......................................     200,000     (526,000)  --
     Foreign.....................................     216,000      274,000   --
                                                  -----------  -----------  ----
   Total current................................. $ 1,416,000  $(1,070,000)  --
                                                  -----------  -----------  ----
   Deferred:
     Federal..................................... $(1,000,000) $ 2,200,000   --
     State.......................................         --           --    --
     Foreign.....................................         --           --    --
                                                  -----------  -----------  ----
   Total deferred................................ $(1,000,000) $ 2,200,000   --
                                                  -----------  -----------  ----
   Total tax provision........................... $   416,000  $ 1,130,000   --
                                                  ===========  ===========  ====

  Reconciliations of the U.S. federal statutory rate to the Company's effective tax rate are as follows:

                                                     Year ended July 31,
                                                     ------------------------
                                                     1997    1998      1999
                                                     -----   -----   --------
   U.S. Federal statutory rate...................... (35.0)% (35.0)%     35.0%
   State income taxes, net of Federal income tax
    effect..........................................   0.8    (0.7)       6.0
   Foreign income taxes.............................   --      0.4        1.3
   Change in valuation allowance....................  17.9    31.5    2,490.0
   Net foreign losses not benefited/(gains) not
    provided........................................  17.4     4.5   (2,532.3)
   Tax credits......................................  (2.1)    --         --
   Other, net.......................................   3.7     0.8        --
   Effective tax rate...............................   2.7%    1.5%       0.0%

                                LTX CORPORATION

  The temporary differences and carryfowards that created the deferred tax assets and liabilities as of July 31, 1999, and 1998 are as follows:

                                                          As of July 31,
                                                     --------------------------
                                                         1998          1999
                                                     ------------  ------------
   Deferred tax assets:
     Net operating loss carryforward................ $ 13,616,000  $ 24,655,000
     Tax credits....................................    2,388,000     2,400,000
     Inventory valuation reserves...................   10,329,000     5,654,000
     Restructuring charges..........................    3,144,000       774,000
     Spares amortization............................    3,228,000     2,446,000
     Net capital loss carryforward..................          --      6,621,000
     Unearned service revenues......................    3,500,000     2,364,000
     Other..........................................    2,186,000     2,495,000
                                                     ------------  ------------
       Total deferred tax assets....................   38,391,000    47,409,000
     Valuation allowance............................  (37,997,000)  (47,335,000)
                                                     ------------  ------------
   Net deferred tax assets..........................      394,000        74,000
   Deferred tax liabilities:
     Depreciation...................................     (394,000)      (74,000)
     Other..........................................          --            --
                                                     ------------  ------------
       Total deferred tax liabilities...............     (394,000)      (74,000)
                                                     ------------  ------------
   Net deferred taxes recorded...................... $        --   $        --
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

  Rights Agreement

  The Board of Directors of the Company adopted a Rights Agreement, dated as of April 30, 1999, between the Company and Bank Boston, N.A., as rights agent, to replace its 1989 rights plan. In connection therewith,

                                LTX CORPORATION
the Board distributed one common share purchase right for each share of common stock then or thereafter outstanding. The rights will become exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 15% or more of the common stock. Initially, each right will entitle a stockholder to buy one share of common stock of the Company at a purchase price of $45.00 per share, subject to significant adjustment depending on the occurrence thereafter of certain events. Before any person or group has acquired 15% or more of the common stock of the Company, the rights are redeemable by the Board of Directors at $0.001 per right. The rights expire on April 30, 2009 unless redeemed by the Company prior to that date.

8. EMPLOYEE BENEFIT PLANS

  Stock Option Plans

  The Company has three stock option plans: the 1999 Stock Plan (1999 Plan), the 1990 Stock Option Plan (1990 Plan) and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (U.K. Plan).

  The 1999 Plan, 1990 Plan and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value of the date of grant. The 1999 Plan and the 1990 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under the plans are exercisable over vesting periods, which are typically three years beginning one year from the date of grant. In December 1997, the stockholders of the Company approved an increase to the number of shares of common stock that may be granted under the 1990 Plan, through October 2000, from 3,700,000 shares to 5,225,000 shares. At July 31, 1999, 445,500 shares were subject to future grant under the 1999 Plan, 239,136 shares were subject to future grant under the 1990 Plan and 35,626 shares were subject to future grant under the U.K. Plan.

  On December 14, 1998, the Company repriced stock options representing 1,580,510 shares with an average exercise price of $4.57 to $2.81, the market price at December 14. A total of 1,051,857 options representing 1,051,857 shares of common stock granted to the directors and executive officers of the Company were not repriced.

                                LTX CORPORATION

  Compensation Expense

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), which requires employee stock-based compensation to be either recorded or disclosed at its fair value. As permitted by SFAS 123, the Company has elected to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25. Had compensation costs for awards in fiscal 1999 and 1998 the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company's net income (loss) and net income
(loss) per share would have been as follows:

                                                      Year ended July 31,
                                                   ---------------------------
                                                     1997      1998     1999
                                                   --------  --------  -------
   Net gain (loss):
    As reported................................... $(15,909) $(78,280) $   375
    Pro forma.....................................  (17,535)  (81,154)  (8,735)
   Net gain (loss) per share:
    Basic
     As reported..................................    (0.45)    (2.15)     .01
     Pro forma....................................    (0.49)    (2.23)    (.25)
    Diluted
     As reported..................................    (0.45)    (2.15)     .01
     Pro forma.................................... $  (0.49) $  (2.23) $  (.24)

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

                                                      Year ended July 31,
                                                --------------------------------
                                                   1997       1998       1999
                                                ---------- ---------- ----------
   Volatility..................................        83%        79%        80%
   Dividend yield..............................         0%         0%         0%
   Risk-free interest rate.....................      5.88%      4.44%      6.18%
   Expected life of options.................... 5.02 years 7.95 years 7.36 years

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

                                LTX CORPORATION

                             Stock Option Activity

                                 1997                1998                 1999
                          ------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                          Number of  Exercise Number of   Exercise Number of   Exercise
                           Shares     Price     Shares     Price     Shares     Price
                          ---------  -------- ----------  -------- ----------  --------
Options outstanding,
 beginning of year......  2,025,227   $ 3.35   3,260,283   $ 3.94   4,186,793   $ 4.26
Granted/repriced........  1,753,750     4.82   1,178,250     4.57   3,683,967     4.88
Exercised...............   (333,955)    2.51    (108,515)    2.83    (411,854)    2.49
Forfeited/repriced......   (184,739)    7.15    (143,225)    4.96  (2,163,351)    4.51
Options outstanding, end
 of year................  3,260,283     3.94   4,186,793     4.26   5,295,555     4.74
Options exercisable.....  1,707,496     2.88   1,612,478     3.46   1,492,123     3.38
Options available for
 grant..................    636,846            1,105,626              720,262
Weighted average fair
 value of options
 granted during year....              $ 3.38               $ 3.55               $ 3.81

  As of July 31, 1999, the status of the Company's outstanding and exercisable options is as follows:

                                      Options Outstanding                    Options Exercisable
                        ----------------------------------------------- ------------------------------
                                    Weighted Average
        Range of          Number       Remaining      Weighted Average    Number     Weighted Average
   Exercise Price ($)   Outstanding Contractual Life Exercise Price ($) Exercisable Exercise Price ($)
   ------------------   ----------- ---------------- ------------------ ----------- ------------------
       0.00- 1.26          134,000        5.7               0.96           134,000         0.96
       1.26- 2.53          373,998        3.2               1.94           371,998         1.94
       2.53- 3.79        2,202,557        8.7               2.89           603,450         3.06
       3.79- 5.05          984,500        8.0               4.58           149,000         4.43
       5.05- 6.31          265,250        7.1               5.71           161,525         5.74
       6.31- 7.58           20,750        8.1               7.38             4,150         7.38
       7.58- 8.84        1,254,500        9.8               8.79             8,000         8.06
       8.84-10.10              --         --                 --                --           --
      10.10-12.63           60,000        6.2              11.44            60,000        11.44
                         ---------        ---              -----         ---------        -----
                         5,295,555        8.3               4.74         1,492,123         3.38
                         =========        ===              =====         =========        =====

  Employees' Stock Purchase Plan

  In December 1993, the stockholders of the Company approved the adoption of the 1993 Employees' Stock Purchase Plan, which replaced the 1983 Employees' Stock Purchase Plan, which expired in December 1993. Under this plan, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The plan limited the number of shares which can be issued for any semi-annual plan period to 150,000 shares. In 1999, the shareholders of the Company increased the number of shares which can be issued over the term of the plan to 3,000,000 shares. At July 31, 1999, 1,288,972 shares were available for future issuance under this plan.

  Other Compensation Plans

  In fiscal 1996, the Company established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed semi-annually to all employees. In addition, the Company has a 401(k) Growth and Investment Program. Eligible employees may make voluntary contributions to this plan through a salary reduction contract up to the statutory limit or 15% of their annual compensation. In fiscal 1996, the Company began matching employees' voluntary contributions to the plan, up to certain prescribed limits. These Company

                                LTX CORPORATION
contributions vest at a rate of 20% per year. The Company ceased matching contributions in October of fiscal 1999 and there was a charge to expense in fiscal 1999 for $151,979 for August through September 1998. The total charge to expense under these plans was $1,056,000 in fiscal 1998 and $1,035,000 in fiscal 1997.

9. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

  The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits ("ICs").

  No single customer accounted for greater than 10% of total sales revenue in fiscal 1999 and fiscal 1998. In fiscal 1997, sales to two customers accounted for 13% and 12% of net sales, respectively. Sales to the top ten customers were 60%, 55%, and 44% of net sales in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

  The Company's operations by geographic segment for the three years ended July 31, 1999 are summarized as follows:

                                                  Year ended July 31,
                                         --------------------------------------
                                             1997         1998         1999
                                         ------------ ------------ ------------
Sales to unaffiliated customers:
  United States......................... $ 64,183,000 $ 77,905,000 $ 61,603,000
  Taiwan................................   46,008,000   37,070,000   27,799,000
  Japan.................................   13,285,000   26,655,000   11,645,000
  Singapore.............................   27,826,000   20,270,000   18,156,000
  All other countries...................   43,041,000   34,327,000   38,123,000
                                         ------------ ------------ ------------
Total sales to unaffiliated customers...  194,343,000  196,227,000  157,326,000
                                         ------------ ------------ ------------
Long-lived assets:
  United States.........................   31,905,000   24,342,000   24,965,000
  Taiwan................................      591,000    1,300,000    1,175,000
  Japan.................................    2,465,000    2,116,000       59,000
  Singapore.............................    4,540,000    4,702,000    3,695,000
  All other countries...................    3,457,000    2,967,000    2,048,000
                                         ------------ ------------ ------------
Total long-lived assets................. $ 42,958,000 $ 35,427,000 $ 31,942,000
                                         ============ ============ ============

  Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary's sale and support efforts. Sales to customers in North America are 99% within the United States.

                                LTX CORPORATION

10. COMMITMENTS

  The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments net of sublease proceeds under noncancelable leases at July 31, 1999, are as follows:

                                                           Total      Total
                                                         Operating   Capital
   Year ended July 31,          Real Estate  Equipment    Leases      Leases
   -------------------          ----------- ----------- ----------- ----------
     2000...................... $ 3,756,000 $ 5,042,000 $ 8,798,000 $  897,000
     2001......................   2,836,000   3,938,000   6,774,000    897,000
     2002......................   2,617,000   1,564,000   4,181,000    897,000
     2003......................   2,501,000     429,000   2,930,000    897,000
     2004......................   2,175,000     417,000   2,592,000        --
   2005 and thereafter.........   5,158,000   1,465,000   6,623,000        --
                                ----------- ----------- ----------- ----------
   Total minimum lease
    payments................... $19,043,000 $12,855,000 $31,898,000 $3,588,000
   Less: amount representing
    interest...................                                     $  893,000
                                                                    ----------
   Present value of total
    capital leases.............                                     $2,695,000

  Total rental expense for fiscal 1999, 1998 and 1997 was $6,832,000, $6,713,000, and $7,257,000 respectively.

11. RESTRUCTURING AND INVENTORY CHARGES

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


  The $6.3 million restructuring charge recorded in the fourth quarter of fiscal 1998 included: $3.2 million in employee separation costs, $2.9 million in asset impairment write-offs and $.2 million in lease terminations and other contractual obligations. The workforce reduction impacted 259 employees, of which 211 were in Production & Engineering, 33 in Sales & Marketing and 15 in Administration. Asset impairment write-offs of $2.9 million related to the write off of capitalized Master and Delta Series testers and test equipment at its facilities in San Jose and Korea. The Company no longer manufactures the Master series line and this equipment was written down to zero value and depreciation expense permanently ceased. The assets were disposed of or sold in fiscal 1999. The company received $.3 million in cash and short term notes for the sale of these assets. There is no remaining accrued liability balance to be paid that relates to the fiscal 1998 restructuring plan as of July 31, 1999.

                                LTX CORPORATION

  Fiscal 1997 Restructuring

  The Company's charge for excess inventory of $9.3 million in the first quarter of fiscal 1997 was a result of management's new strategy for its Digital product line. During the first quarter of fiscal 1997, the Company restructured its Digital Products Division management team and initiated a new marketing and product development strategy that produced an anticipated reduction in the realizable value of existing inventories relating to non-strategic products.

  The bulk of this charge for excess inventory of $9.3 million related to product obsolescence in the Company's Delta 50 and Delta 100 Test Systems, which were replaced with the Delta STE line.

  In fiscal 1997, the Company redirected its product strategy to focus primarily on functionally complex devices known as "systems-on-a chip". As a result, the Company restructured its Digital Products Division and began emphasizing sales of its Delta/STE mixed technology test systems. In fiscal 1997, the Company recorded a restructuring charge of $6.8 million consisting of $4.0 million for cancelled non-strategic development projects and technology upgrades to the customers, $1.7 million in severance costs relating to workforce reductions, $.6 million of asset impairments and $.3 million in equipment lease cancellations. The workforce reduction totaled 180 employees, of which 166 were in production and engineering, 10 in administration and 4 in sales and marketing.

  The remaining accrued balance as of July 31, 1999 of $1.7 million relates to the estimated cost to replace certain board modules. In fiscal 1999, approximately $.2 million of cash expenditures were made on this project.

                               Restructuring Cost
                                    ($000's)

  Charges: (See Note)

                                  From the           From the         From the
                            Pre-Fiscal 1996 Plan Fiscal 1997 Plan Fiscal 1998 Plan
                            -------------------- ---------------- ----------------
   Employee separation
    cost...................       $ 1,900             $1,750           $3,145
   Cancelled engineering
    projects...............           --               1,250              --
   New system board
    modules................           --               2,850              --
   Fixed asset write-
    downs..................           --                 600            2,908
   Termination of leases
    and other contractual
    obligations............        12,500                300              219
                                  -------             ------           ------
     Total.................        14,400              6,750            6,272
                                  =======             ======           ======
   Incurred through July
    31, 1999...............        13,887              5,000            6,272
   Ending accrual at July
    31, 1999...............           513              1,750              --
   Actual cash payments in
    fiscal 1999............           --                 228            3,295

--------
Note: Charges represent cash items except for the fixed asset write-downs which is a non-cash item.

                              Headcount Reduction

                                                   From the         From the
                                               Fiscal 1997 Plan Fiscal 1998 Plan
                                               ---------------- ----------------
     Sales and marketing......................         4               33
     Administration...........................        10               15
     Production and engineering...............       166              211
                                                     ---              ---
       Total reduction........................       180              259

                                LTX CORPORATION

12. QUARTERLY RESULTS OF OPERATIONS (unaudited)

                        QUARTERLY RESULTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                                 Year Ended July 31, 1999
                                            ------------------------------------
                                             First   Second   Third     Fourth
                                            Quarter  Quarter Quarter   Quarter
                                            -------  ------- -------  ----------
Net sales.................................. $27,018  $33,691 $43,210   $ 53,407
Gross profit...............................   7,171   10,463  16,056     20,531
Net income (loss)..........................  (6,892)   1,139   1,794      4,334
Net income (loss) per share:
  Basic....................................    (.19)     .03     .05        .12
  Diluted..................................    (.19)     .03     .05        .11

                                                 Year Ended July 31, 1998
                                            ------------------------------------
                                             First   Second   Third     Fourth
                                            Quarter  Quarter Quarter  Quarter(1)
                                            -------  ------- -------  ----------
Net sales.................................. $54,206  $55,132 $54,130   $ 32,759
Gross profit...............................  19,006   19,978  14,364    (39,113)
Net income (loss)..........................   1,108      765  (6,334)   (73,819)
Net income (loss) per share:
  Basic....................................    0.03     0.02   (0.17)     (2.09)
  Diluted..................................    0.03     0.02   (0.17)     (2.09)

--------
(1) The Company recorded a charge for excess inventory of $40.7 million and a restructuring charge of $6.3 million in its fourth quarter results of operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of LTX Corporation:

  We have audited the accompanying consolidated balance sheets of LTX Corporation and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTX Corporation and subsidiaries as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Boston, Massachusetts
August 24, 1999

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into LTX Corporation's previously filed registration statements on Form S-8 (File No. 2-77475, File No. 2-90698, File No. 33-7018, File No. 33-14179, File No. 33-32140, File No. 33-32141, File No.
33-33614, File No. 33-38675, File No. 33-51683, File No. 33-51685, File No. 33-
57457, File No. 33-57459, File No. 33-65245, File No. 33-65247, File No. 333-
48363, File No. 333-48341 and File No. 333-71455).

                                          Arthur Andersen LLP

Boston, Massachusetts
October 6, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    PART III

Items 10-13. Directors and Executive Officers of the Registrant, Executive
           Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions

  Information required under these Items is included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 7, 1999, under the headings "Certain Stockholders", "Election of Directors," and "Compensation of Executives," which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year, July 31, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (A) 1. Financial Statements

  The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 1999, are included in Item 8, herein.

  Report of Independent Public Accountants

  Consolidated Balance Sheet--July 31, 1999 and 1998

  Consolidated Statement of Operations for the years ended July 31, 1999, 1998 and 1997

  Consolidated Statement of Stockholders' Equity for the years ended July 31, 1999, 1998 and 1997

  Consolidated Statement of Cash Flows for the years ended July 31, 1999, 1998 and 1997

  Notes to the Consolidated Financial Statements

  (A) 2. Schedules

                                  SCHEDULE II

                                LTX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  For Years Ended July 31, 1999, 1998 and 1997
                                 (in thousands)

                                    Balance at                         Balance
                                    beginning  Charged to   Amounts    at end
       Description                  of period   expense   written off of period
       -----------                  ---------- ---------- ----------- ---------
Allowance for doubtful accounts
  July 31, 1999....................   $2,200     $  856     $(1,029)   $2,027
  July 31, 1998....................   $1,100     $2,230     $(1,130)   $2,200
  July 31, 1997....................   $  900     $  206     $    (6)   $1,100
Accrued restructuring charges
  July 31, 1999....................   $5,786     $    0     $(3,523)   $2,263
  July 31, 1998....................   $2,491     $6,272     $(2,977)   $5,786
  July 31, 1997....................   $1,198     $6,750     $(5,457)   $2,491

(A) 3. Exhibits

  Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company's Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company's Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company's Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company's Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company's Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company's Form 8A/A filed September 30, 1993 amending the Company's Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company's Current Report on Form 8-K, filed May 11, 1989; the Company's Annual Reports on Form 10-K for one of the years ended July 31, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989,
1988, 1987, 1986, 1985, 1984 and 1983; or the Company's Quarterly Reports on 10-Q for one of the quarters ended October 31, 1997, January 31, 1998, April 30, 1998, and January 31, 1999 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

(A) Listing of Exhibits

  (3) (A)      --Articles of Organization, as amended. (Exhibit 3.1 to the 1995
                 Registration Statement No. 1)
  (3) (B)      --By-laws, as amended. (Exhibit 3(B) to the Quarterly Report on
                 Form 10-Q for the quarter ended October 31, 1997)
  (4) (A)      --Indenture dated April 15, 1986 between the Company and The
                 First National Bank of Boston. (Exhibit 4 (A) to the 1990
                 Registration Statement No. 1)
  (4) (A) (ii) --Indenture dated June 15, 1990 between the Company and The
                 First National Bank of Boston. (Exhibit 4 (A) (ii) to the 1990
                 Annual Report on Form 10-K)
  (4) (C)      --Rights Agreement. (Exhibit I of the Registrant's Current
                 Report on Form 8-K, filed May 3, 1999)
 (10) (B)+     --1990 Stock Option Plan. (Exhibit 10(B) to the Quarterly Report
                 on Form 10-Q for the quarter ended January 31, 1998)
 (10) (D)+     --1993 Employees' Stock Purchase Plan. (Exhibit 10(D) to the
                 Quarterly Report on Form 10-Q for the quarter ended January 31,
                 1999)
 (10) (E)+     --1983 Non-Qualified Stock Option Plan. (Exhibit 10(E) to the
                 1983 Annual Report on Form 10-K)
 (10) (F)      --LTX Corporation Growth and Investment Program, as restated.
                 (Exhibit 10(F) to the 1993 Annual Report on Form 10-K)
 (10) (I)      --Lease dated as of March 8, 1984 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(I) to the
                 1984 Registration statement)
 (10) (J)      --Lease dated as of July 16, 1984 relating to Company's
                 administration facility on Rosemont Avenue, Westwood,
                 Massachusetts. (Exhibit 10(J) to the 1984 Registration
                 Statement)
 (10) (K)      --Lease dated as of February 27, 1985 relating to land and building at McCandless Park, San Jose, California. (Exhibit
                 10(K) to the 1985 Annual Report on Form 10-K)
 (10) (M)      --Lease dated as of November 26, 1980 relating to Company's manufacturing facility at 5 Rosemont Avenue, Westwood,
                 Massachusetts, and Amendment dated as of April 29, 1982, and
                 Third Amendment and Restatement of Lease dated April 29, 1982.
                 (Exhibit 10(M) to the 1993 Annual Report on Form 10-K)
 (10) (N)      --Joint Venture Agreement dated May 14, 1990 among Sumitomo
                 Metal Industries, Ltd., LTX Corporation and LTX Co., Ltd.
                 (Exhibit 10(N) to the 1990 Registration Statement No. 1)

 (10) (0)   --License Agreement dated May 14, 1990 between LTX Corporation and
              LTX Co., Ltd. (Exhibit 10(O) to the 1990 Registration Statement
              No. 1)
 (10) (P)   --Distribution and Supply Agreement between LTX Corporation and LTX
              Co., Ltd. (Exhibit 10(P) to the 1990 Registration Statement No. 1)
 (10) (Q)   --Securities Purchase Agreement for sale of LTX Common Stock, $0.05 par value, and 10 1/2% Convertible Subordinated Debentures Due
              2010 to Sumitomo Metal Industries, Ltd. (Exhibit 10(Q) to the 1990
              Registration Statement No. 1)
 (10) (R)*  --License and Development Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(R)
              to the 1993 Annual Report on Form 10-K)
 (10) (S)*  --Distribution and Supply Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(S)
              to the 1993 Annual Report on Form 10-K)
 (10) (T)*  --Letter Agreement dated as of January 29, 1993 between LTX
              Corporation and Ando Electric Co., Ltd. (Exhibit 10(T) to the 1993
              Annual Report on Form 10-K)
 (10) (U)   --Credit Agreement dated as of October 26, 1998 between LTX
              Corporation and Silicon Valley Bank (Exhibit 10(U) hereto)
 (10) (V)   --Loan Agreement dated as of July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(V) to the 1994 Annual
              Report on Form 10-K)
 (10) (W)*  --Amendment No. 1 to License and Development Agreement dated as of
              July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd.
              (Exhibit 10(W) to the 1994 Annual Report on Form 10-K)
 (10) (X)   --Employment Agreement dated as of January 1, 1997 between LTX
              Corporation and Kenneth E. Daub. (Exhibit 10(X) to the 1997 Annual
              Report on Form 10-K)
 (10) (Y)   --Form of Change of Control Agreement entered into with certain executive officers as of March 2, 1998 (Exhibit 10 (Y) to the
              Quarterly Report on Form 10-Q for the quarter ended January 31,
              1998)
 (10) (AA)* --Fusion Agreement dated as of April 24, 1998 between LTX
              Corporation and Ando Electric Co., Ltd. (Exhibit 10 (AA) to the
              Quarterly Report on Form 10-Q for the quarter ended April 30,
              1998)
 (10) (BB)  --Second Amendment to Loan Agreement between LTX Corporation and
              Ando Electric Co., Ltd. (Exhibit 10(BB) to the Quarterly Report on
              Form 10-Q for the quarter ended January 31, 1999)
 (22)       --Subsidiaries of Registrant
 (27)       --Financial Data Schedules (Exhibit 27 hereto)

--------
+ This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.
* Confidential treatment requested as to certain portions thereof. The confidential portion has been omitted and filed separately with the Commission.

  Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Item 14(b). Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

Item 14(c). Exhibits

  Exhibit 22--Subsidiaries of Registrant

Company
LTX (Europe) Limited..................................... United Kingdom  100%
LTX International Inc., Domestic International Sales
    Corporation (DISC)................................... Delaware        100%
LTX (Deutschland) GmBH................................... West Germany    100%
LTX France S.A........................................... France          100%
LTX Test Systems Corporation............................. Delaware        100%
LTX (Italia) S.r......................................... Italy           100%
LTX Benelux B.V.......................................... The Netherlands 100%
LTX International B.V.................................... The Netherlands 100%
LTX (Foreign Sales Corporation) B.V...................... The Netherlands 100%
LTX Asia International, Inc.............................. Delaware        100%
LTX Israel Limited....................................... Israel          100%
LTX (Malaysia) SDN.BHD................................... Malaysia        100%
iPTest (Holdings) Limited................................ United Kingdom  100%

  The subsidiaries listed are all included in the consolidated financial statements of the Company.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LTX Corporation

                                                   /s/ Roger W. Blethen
                                          By __________________________________
                                                     Roger W. Blethen
                                            Chief Executive Officer, President
                                                       and Director

October 7, 1999

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ Samuel Rubinovitz          Chairman of the Board        October 7, 1999
______________________________________
          Samuel Rubinovitz


         /s/ Roger W. Blethen          Chief Executive Officer,     October 7, 1999
______________________________________  President and Director
           Roger W. Blethen             (Principal Executive
                                        Officer)


         /s/ David G. Tacelli          Chief Financial Officer      October 7, 1999
______________________________________  (Principal Financial and
           David G. Tacelli             Accounting Officer)


        /s/ Robert J. Boehlke          Director                     October 7, 1999
______________________________________
          Robert J. Boehlke


          /s/ Jacques Bouyer           Director                     October 7, 1999
______________________________________
            Jacques Bouyer


       /s/ Stephen M. Jennings         Director                     October 7, 1999
______________________________________
         Stephen M. Jennings


          /s/ Roger J. Maggs           Director                     October 7, 1999
______________________________________
            Roger J. Maggs


         /s/ Robert E. Moore           Director                     October 7, 1999
______________________________________
           Robert E. Moore