Form 10-Q
period 1999-10-31
LTX CORP
filed 1999-12-15
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ______________

                                   FORM 10-Q

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  October 31, 1999
                                              -----------------------------

                                      OR
[X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

                      Commission File Number    000-10761
                                              -----------

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
                                                     ---------------------------

________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

   Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days      Yes __X___    No ________

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at December 3, 1999
-----------------------------------------    ----------------------------------
Common Stock, par value $0.05 per share                  42,586,879

                                LTX CORPORATION


                                     Index

                                                                     Page Number
Part I.   FINANCIAL INFORMATION

  Item 1. Consolidated Balance Sheet                                       1
             October 31, 1999 and July 31, 1999

          Consolidated Statement of Operations                             2
             Three months ended October 31, 1999
             And October 31, 1998

          Consolidated Statement of Cash Flows                             3
             Three months ended October 31, 1999
             And October 31, 1998

          Notes to Consolidated Financial Statements                       4-8

  Item 2. Management's Discussion and Analysis of Financial                9-19
          Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk       19

Part II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                 20

                                LTX CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                  (Unaudited)
                       (In thousands, except share data)


                                                                                        October 31,        July 31,
                                                                                           1999              1999
                                                                                       -------------    -------------
ASSETS
Current assets:
   Cash and equivalents                                                                 $    93,534       $   19,936
   Accounts receivable, net of allowances of $1,792 and $2,200                               52,579           37,043
   Accounts receivable - other                                                                4,129            4,324
   Inventories                                                                               55,110           48,551
   Other current assets                                                                       5,726            5,795
                                                                                       -------------    -------------
     Total current assets                                                                   211,078          115,649

   Property and equipment, net                                                               32,649           31,942
   Other assets                                                                                 745              402
                                                                                       -------------    -------------
                                                                                        $   244,472       $  147,993
                                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                                        $    11,399       $    5,472
   Current portion of long-term debt                                                            661              674
   Accounts payable                                                                          40,298           37,439
   Deferred revenues and customer advances                                                   12,257           11,391
   Other accrued expenses                                                                    12,463           12,758
                                                                                       -------------    -------------
     Total current liabilities                                                               77,078           67,734
                                                                                       =============    =============
Long-term debt, less current portion                                                         14,080           14,023
Other long-term liabilities                                                                       -                -
Convertible subordinated debentures                                                           7,308            7,308
Stockholders' equity                                                                        146,006           58,928
                                                                                       -------------    -------------
                                                                                        $   244,472       $  147,993
                                                                                       =============    =============


See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amount)

                                                                    Three Months
                                                                       Ended
                                                                    October 31,
                                                          --------------------------------
                                                               1999             1998
                                                          --------------   ---------------
Net sales                                                  $     60,005     $      27,018

Cost of sales                                                    36,259            19,847
                                                          -------------    --------------

     Gross margin                                                23,746             7,171


Engineering and product development                               7,818             5,996
  expenses

Selling, general and administrative expenses                      8,698             7,869
                                                          -------------    --------------
     Income (loss) from operations                                7,230            (6,694)

Interest (income) expense, net                                      356               198

Other (income) expense, net                                           -                 -
                                                          -------------    --------------
     Income (loss) before income taxes                            6,874            (6,892)

Provision for income taxes                                            -                 -
                                                          -------------    --------------
     Net income (loss)                                     $      6,874     $      (6,892)
                                                          =============    ==============

Net income (loss) per share:
     Basic                                                 $       0.19     $       (0.19)
     Diluted                                               $       0.17     $       (0.19)

Weighted average shares:
     Basic                                                       37,029            35,477
     Diluted                                                     40,422            35,477

See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                                    Three Months
                                                                                        Ended
                                                                                     October 31,
                                                                           -------------------------------
                                                                                1999             1998
                                                                           --------------   --------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net income (loss)                                                          $      6,874     $     (6,892)
  Add (deduct) non-cash items:
   Depreciation and amortization                                                   2,773            2,859
   Exchange (gain) loss                                                             (267)             460
 (Increase) decrease in:
   Accounts receivable                                                           (14,973)           5,121
   Inventories                                                                    (6,511)            (875)
   Other current assets                                                               82             (538)
   Other assets                                                                     (343)              (2)
 Increase (decrease) in:
   Accounts payable                                                                2,672           (3,108)
   Accrued expenses and restructuring charges                                       (359)            (544)
   Deferred revenues and customer advances                                          (790)            (938)
                                                                           -------------    -------------
  Net cash used in operating activities                                          (10,842)          (4,457)
                                                                           -------------    -------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:

 Expenditures for property and equipment, net                                     (4,005)            (506)
                                                                           -------------    -------------
  Net cash used in investing activities                                           (4,005)            (506)
                                                                           -------------    -------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Proceeds from stock purchase plans                                                    -                -
 Proceeds from stock option plans                                                    249                -
 Proceeds from stock equity offering                                              79,954
 Proceeds from short term borrowing                                               27,949                -
 Payments of short term borrowing                                                (22,022)            (767)
 Payments of long-term debt and other liabilities                                     44             (362)
 Proceeds from lease financing                                                     2,087                -
                                                                           -------------    -------------
  Net cash provided by (used in) financing activities                             88,261           (1,129)
                                                                           -------------    -------------

Effect of exchange rate changes on cash                                              184              619
                                                                           -------------    -------------
Net decrease in cash and equivalents                                              73,598           (5,473)
Cash and equivalents at beginning of period                                       19,936           25,109
                                                                           -------------    -------------
  Cash and equivalents at end of period                                     $     93,534     $     19,636
                                                                           =============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid (received) during the period for:
  Interest                                                                  $        910     $        359
  Income taxes                                                              $         42     $       (846)

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit, and reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods.

Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on 10-K.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a gain of $267,000 and a loss of $460,000 for the three months ended October 31, 1999 and 1998 respectively. The amounts for both periods were principally due to fluctuations in the Japanese yen. Transaction gains and losses are included in the consolidated results of operations.

Revenue Recognition

Revenues from product sales and related warranty costs are recognized at the time of shipment. Service revenues are recognized over the applicable contractual periods or as services are performed. Revenues from engineering contracts are recognized over the contract period on a percentage of completion basis.

During April 1998, Ando Electric Co., Ltd. ("Ando") paid the Company $17.4 million in cash and LTX Common Stock for the rights to manufacture, market and develop LTX's Fusion product for Japanese customers. The Company recognized $7.4 million of revenue during fiscal 1998 for the sale of its marketing and development rights. The Company deferred $10.0 million of revenue related to the manufacturing rights and transfer of technology knowledge. The $10.0 million was recognized on a percentage of completion basis over the period in which the Company completes the transfer of the manufacturing and technology rights. The Company recognized $8.5 million of the deferred revenue in fiscal 1999 and has recognized the remaining $1.5 million in the first quarter of fiscal 2000. In addition, the Company will receive future royalty payments, which will be recognized as revenue in the period earned.

Income Taxes

Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which were not significant, in the past since it reinvested those earnings. At October 31, 1999, most of the Company's foreign subsidiaries had accumulated deficits.

Net Income (Loss) per Share

In July 1998, the Company adopted Statement of Financial Accounting Standards, "Earnings Per Share" (SFAS 128). All previously reported earnings per share information presented have been restated to reflect the impact of adopting SFAS
128. Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income
(loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

A reconciliation between basic and diluted earnings per share is as follows:

                                                                Three Months Ended
                                                                    October 31,
                                                                1999          1998
                                                       (in thousands except per/share amounts)
   Net income (loss)                                         $ 6,874       $(6,892)

   Basic EPS
     Basic common shares                                      37,029        35,477
     Basic EPS                                               $  0.19       $ (0.19)

   Diluted EPS
    Basic common shares                                       37,029        35,477
    Plus: Impact of stock options and warrants                 3,393             -
                                                             -------       -------
    Diluted common shares                                     40,422        35,477
                                                             -------       -------
    Diluted EPS                                              $  0.17       $ (0.19)

There were no options outstanding that were excluded in the above calculation of diluted earnings per share as of October 31, 1999. The impact of stock option and warrants was not used in the calculation of the October 31, 1998 diluted EPS as the Company was in a net loss position.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                              October 31,      July 31,
                                                  1999           1999
                                              -----------     ----------
                                                     (In thousands)

                Raw materials                     $24,770        $22,380
                Work-in-progress                   19,950         18,107
                Finished goods                     10,390          8,064
                                               ----------     ----------
                                                  $55,110        $48,551
                                               ==========     ==========

Comprehensive Income

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

Recent Accounting Pronouncements

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). This statement could increase volatility in earnings and other comprehensive income for companies with applicable contracts. The Company is in the process of quantifying the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption.

Interest Expense and Income

Interest expense and income were as follows:

                                                         Three Months
                                                             Ended
                                                          October 31,
                                                   1999                 1998
                                                 -----------------------------
                                                        (In thousands)

               Expense                             $ 611                $ 397
               Income                               (255)                (199)
                                                 -------             --------

               Interest (income) expense, net      $ 356                $ 198
                                                 =======             ========

Segment Reporting

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company's sales to unaffiliated customers for the three months ended October 31, 1999 and 1998, along with the long-lived assets for October 31, 1999 and July 31, 1999 are summarized as follows:

                                                             Three Months
                                                                Ended
                                                             October 31,
                                                 ----------------------------------
                                                   1999                     1998
                                                 --------                 ---------
Sales to unaffiliated customers:
          United States                          $ 11,665                  $ 12,374
          Taiwan                                   14,887                     5,488
          Japan                                       829                     1,099
          Singapore                                16,377                     1,701
          All other countries                      16,247                     6,356
                                                ---------                 ---------
Total sales to unaffiliated customers            $ 60,005                  $ 27,018
                                                =========                 =========

                                                October 31,                July 31,
                                                   1999                     1999
                                                ----------                ---------
Long-lived assets:
          United States                         $ 25,683                   $ 24,965
          Taiwan                                   1,075                      1,175
          Japan                                       59                         59
          Singapore                                3,390                      3,695
          All other countries                      2,442                      2,048
                                                ----------                ----------
Total long-lived assets                         $ 32,649                   $ 31,942
                                                ==========                ==========

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                              Percentage of Net Sales
                              -----------------------            Percentage
                                   Three Months               Increase/(Decrease)
                                     Ended                    -------------------
                                   October 31,                    Three Months
                              -----------------------                 1999
                                 1999         1998                 Over 1998
                              ---------      --------         -------------------
Net Sales                         100.0%        100.0%                      122.0%

Cost of sales                      60.4%         73.3%                       82.7%
                              ---------      --------         -------------------
  Gross Margin                     39.6%         26.7%                      231.1%

Engineering and product
 development expenses              13.0%         22.2%                       30.3%

Selling, general and
  administrative expenses          14.5%         29.1%                       10.5%
                              ---------      --------         -------------------
  Income (loss) from
   operations                      12.1%          N/M                         N/M

Interest (income) expense,
 net                                0.6%          0.7%                        N/M
                              ---------      --------         -------------------
  Income (loss) before
   income taxes                    11.5%          N/M                         N/M

Provision for income taxes           -0-           -0-                         -0-
                              ---------      --------         -------------------
Net income (loss)                  11.5%          N/M                         N/M
                              =========      ========         ===================

N/M - Not Meaningful

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Risks" below.

Results of Operations

Three Months Ended October 31, 1999 Compared to the Three Months Ended October 31, 1998

Net sales for the three months ended October 31, 1999 increased 122% to $60.0 million as compared to $27.0 million in the same quarter of the prior year. Net sales included $1.5 million of deferred revenue from the Company's Fusion alliance with Ando Electric Co., Ltd. All of the $10.0 million of deferred revenue from the Fusion alliance with Ando has been recognized. Geographically, sales to customers outside of North America were 80% and 54% of total net sales in the three months ended October 31, 1999 and 1998, respectively. The increase was due in part to sales to domestic semiconductor producers, which shipped to international sites. Service revenues accounted for $7.4 million or 12.3% and $6.8 million or 25.2% for the three months ended October 31, 1999 and 1998, respectively.

The gross profit margin was 39.6% of net sales in the three months ended October 31, 1999, compared to 26.7% of net sales in the same quarter of the prior year. The increase is a result of a higher level of sales relative to fixed manufacturing costs and improved product margins due to shipments of the Company's Fusion test systems, which carry a higher gross margin than the prior generation systems.

Engineering and product development expenses were $7.8 million, or 13.0% of net sales, in the three months ended October 31, 1999, as compared to $6.0 million, or 22.2% of net sales, in the same quarter of the prior year. The increase in expenditure is principally a result of a higher level of development expenses and key account support costs for the Company's Fusion product line.

Selling, general and administrative expenses were $8.7 million, or 14.5% of net sales, in the three months ended October 31, 1999, as compared to $7.9 million, or 29.3% of net sales, in the same quarter of the prior year. The increase in the selling, general and administrative expenses of $0.8 million is related to the development of the Fusion product line and support of key account wins.

Net interest expense was $0.4 million in the three months ended October 31, 1999, as compared to net interest income of $0.2 million in the same quarter in the prior year and occurred because of the increase in the Company's bank debt outstanding.

The Company had no tax provision for the three months ended October 31, 1999 and 1998. The Company's net operating loss carry forward is sufficient to cover taxable income for the quarter ended October 31, 1999.

Net income was $6.9 million, or $0.17 per share, in the three months ended October 31, 1999. The Company had a net loss of $(6.9) million or $(0.19) per share, in the same quarter of the prior year.

Liquidity and Capital Resources

At October 31, 1999, the Company had $93.5 million in cash and equivalents and working capital of $134.0 million, as compared to $19.9 million of cash and equivalents and $47.9 million of working capital at July 31, 1999. The increase in cash balance was a result of proceeds from a common stock offering totaling approximately $80.0 million, which was completed in October 1999.

Accounts receivable from trade customers were $52.6 million at October 31, 1999, as compared to $37.0 million at July 31, 1999. The principal reason for the increase is a result of increasing sales revenue for Fusion products to new and existing accounts. The reserve for sales returns allowances and doubtful accounts was $1.8 million or 3.3% of gross accounts receivable on October 31, 1999 and $2.2 million or 5.6% of gross accounts receivable on July 31, 1999. The major reason for the decrease in the reserve balance was due to write offs of specifically identified accounts.

Inventories increased by $6.5 million to $55.1 million at October 31, 1999 as compared to $48.6 million at July 31, 1999. The increase is directly attributable to the production ramp in the Fusion product line as sales in that line have increased sequentially each quarter since the quarter ending October 31, 1998.

On October 1, 1999, the Company renegotiated its $10.0 million domestic credit facility with its current lender. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 0.5%. Borrowing availability under the facility is based on a formula of eligible domestic accounts receivable. In addition, the Company entered into an agreement with the same bank that provided the Company with a $5.0 million line of credit that bears interest at prime plus 0.5%. Borrowing availability under this facility is based on a formula of eligible foreign accounts receivable and inventories and is guaranteed by the Export-Import Bank of the United States. Outstanding borrowings at October 31, 1999 were $6.3 million under the domestic credit facility and $5.0 million under the foreign accounts receivable line facility.

The accrued liabilities for restructuring activity of $2.3 million remained unchanged from July 31, 1999. This relates to the estimated cost to upgrade products due to the transition to the Fusion product line. The Company anticipates this activity will be completed by July 31, 2000.

The Company anticipates that cash flow from operations combined with the recent equity offering proceeds and credit facility enhancements will be adequate to fund the Company's currently proposed operating activities for the next twelve months.

Year 2000

A discussion of the impact of the Year 2000 to the Company appears under the heading "Business Risks" below.

BUSINESS RISKS

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would," "intends," "estimates," and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements, particularly under the heading "Business Risks," which we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statement we make.

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

Most recently, our revenue and operating results declined in fiscal 1998 as a result of a sudden and severe downturn in the semiconductor industry precipitated by the recession in several Asian countries. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity and accelerated erosion of selling prices. We believe the markets for newer generations of devices, including system-on-a-chip ("SOC"), will also experience similar characteristics. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses quickly in response to revenue shortfalls. In a contraction, we may not be able to reduce our significant fixed costs, such as continued investment in research and development and capital equipment requirements.

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

Our Dependence on International Sales and Non-U.S. Suppliers Involves Significant Risk.

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 80% of our revenues for the three months ended October 31, 1999 and 54% of our revenues for the quarter ended October 31, 1998. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our Stock Price Is Volatile.

In the past twelve months, our stock price has ranged from a low of $2.06 to a high of $16.18. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Year 2000 Problems May Hurt Our Business.

We have established a program to address Year 2000 software failure issues, which is overseen by a senior manager who updates our officers and directors regularly. We are currently assessing the Year 2000 compliance of the products we manufacture, our internal business systems, and the products and internal business systems of our suppliers. We expect to incur costs of approximately $400,000 to make our products Year 2000 compliant, most of which is represented by current engineering staff who have been assigned to the project, and approximately $300,000 in ensuring compliance of our internal business systems and those of our suppliers, most of which is represented by current administrative personnel assigned to the project. Costs related to Year 2000 compliance have been immaterial as of October 31, 1999.

Three product-based teams, employing our engineering product development process, are in the process of identifying and contacting affected customers to advise them of non-compliant products. We cannot assure you that our products do not contain undetected Year 2000 problems. Another team is assessing the Year 2000 compliance of our internal business systems, including facilities, and the products and internal business systems of our suppliers. This team has identified all mission-critical systems and third parties and has formulated remediation plans. We are also developing comprehensive contingency plans if our remediation plans do not work, which were essentially completed by October 31, 1999. These contingency plans primarily involve identifying alternative vendors and suppliers. They may not adequately address our potential Year 2000 problems, and alternative sources may not in fact be available. Although responses to a survey of our critical suppliers, vendors and facilities owners indicate that many of them are Year 2000 compliant, we have not received sufficient information from all parties about their Year 2000 readiness to assess the effectiveness of their efforts. We cannot be sure that these entities will adequately address Year 2000 issues.

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $33.4 million as of October 31, 1999 and $27.5 million as of

July 31, 1999, and in foreign currency exchange rates. We do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at a variable rate of prime plus 0.5%. Long term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the three months ended October 31, 1999, our revenues derived from shipments outside the United States constituted 80.0% of our total revenues. Revenues invoiced and collected in currencies other than U.S. dollars comprises 3% of our last quarter fiscal revenues. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

Interest Rate Risk

Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings. Subsequent to this offering, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt and, if appropriate financial derivative instruments.

On October 31, 1999, $11.3 million was outstanding under our domestic bank facility bearing interest at a rate of 8.5%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $63,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of the Company's exposure to and management of market risk appears under the heading "Business Risks".

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  (i)   Exhibit 10(U) - Loan and Security Agreement and Export-Import
                Loan and Security, both dated as of October 1, 1999 between LTX
                Corporation and Silicon Valley Bank

          (ii)  Exhibit 10(CC) - 1999 Stock Plan

          (iii) Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed during the three months ended October 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LTX Corporation



Date: December 15, 1999            By: /s/ Roger W. Blethen
     -------------------              ---------------------
                                        Roger W. Blethen
                                   Chief Executive Officer and President


Date: December 15, 1999            By: /s/ David G. Tacelli
     -------------------              ---------------------
                                          David G. Tacelli
                           Vice President, Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)