Form 10-Q
period 2000-01-31
LTX CORP
filed 2000-03-15
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                ______________

                                   FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the quarterly period ended January 31, 2000

                                ______________

                    OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

  For the transition period from ________________ to _______________

                      Commission File Number  000-10761
                                              ---------

                                LTX CORPORATION
          ----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          Massachusetts                                           04-2594045
  ------------------------------------------------------------------------------
    (State or Other Jurisdiction                               (I.R.S. Employer
  of Incorporation or Organization)                          (dentification No.)

  LTX Park at University Avenue, Westwood, Massachusetts            02090
  ------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                        (Zip Code)

  Registrant's Telephone Number, Including Area Code            (781) 461 1000
                                                               -----------------

-------------------------------------------------------------------------------
  Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

   Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X   No ____
                                             ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at March 8, 2000
---------------------------------------         --------------------------------
Common Stock, par value $0.05 per share                     44,081,825

                                LTX CORPORATION


                                     Index


                                                                                        Page Number
Part I.   FINANCIAL INFORMATION


Item 1.    Consolidated Balance Sheet                                                         1
           January 31, 2000 and July 31, 1999

           Consolidated Statement of Operations                                               2
           Three Months and Six Months Ended January 31, 2000 and January 31, 1999

           Consolidated Statement of Cash Flows                                               3
           Six Months Ended January 31, 2000 and January 31, 1999

           Notes to Consolidated Financial Statements                                       4-7

Item 2.    Management's Discussion and Analysis of Financial                               8-16
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                        16

Part II.   OTHER INFORMATION

Item 4.    Submissions of Matters to a Vote of Security Holders                              17

Item 6.    Exhibits and Reports on Form 8-K                                                  17

SIGNATURES                                                                                   18

                                LTX CORPORATION

                          CONSOLIDATED BALANCE SHEET

                       (In thousands, except share data)

                                                                     January 31,      July 31,
                                                                        2000            1999
                                                                    ------------     ----------
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and equivalents                                              $   100,994      $   19,936
  Accounts receivable, net of allowances of $1,582 and $2,027            60,052          37,043
  Accounts receivable - other                                             3,442           4,324
  Inventories                                                            57,877          48,551
  Other current assets                                                    8,351           5,795
                                                                    -----------      ----------
     Total current assets                                               230,716         115,649

Property and equipment, net                                              33,717          31,942
Other assets                                                              1,345             402
                                                                    -----------      ----------
Total assets                                                        $   265,778      $  147,993
                                                                    ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                     $    11,458      $    5,472
  Current portion of long-term debt                                         672             674
  Accounts payable                                                       34,893          37,439
  Deferred revenues and customer advances                                24,811          11,391
  Accrued restructuring charges                                           2,263           2,263
  Other accrued expenses                                                 10,062          10,495
                                                                    -----------      ----------
     Total current liabilities                                           84,159          67,734
                                                                    -----------      ----------

Long-term debt, less current portion                                     13,859          14,023
Other long-term liabilities                                                   -               -
Convertible subordinated debentures                                       7,183           7,308
Stockholders' equity                                                    160,577          58,928
                                                                    -----------      ----------
Total liabilities and stockholders' equity                          $   265,778      $  147,993
                                                                    ===========      ==========

                                LTX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                     (In thousands, except per share data)

                                                          Three Months                    Six Months
                                                              Ended                          Ended
                                                           January 31,                    January 31,
                                                    -------------------------     ---------------------------
                                                       2000           1999           2000            1999
                                                    ----------     ----------     ----------      -----------
Net sales                                           $   70,210     $   33,691     $  130,215      $   60,709

Cost of sales                                           36,982         20,940         70,051          38,291
                                                    ----------     ----------     ----------      ----------
      Gross profit                                      33,228         12,751         60,164          22,418

Engineering and product development expenses            12,118          8,085         23,126          16,577

Selling, general and administrative expenses             9,575          7,255         18,273          15,124
                                                    ----------     ----------     ----------      ----------

      Income (loss) from operations                     11,535         (2,589)        18,765          (9,283)

Other income (expense):

      Interest expense                                     418            310          1,029             707

      Interest income                                      949            252          1,204             451

      Gain on liquidation/sale of business units             -         (3,786)             -          (3,786)
                                                    ----------     ----------     ----------      ----------

      Income (loss) before income taxes                 12,066          1,139         18,940          (5,753)

Provision for income taxes                                  30              -             30               -
                                                    ----------     ----------     ----------      ----------

      Net income (loss)                             $   12,036     $    1,139     $   18,910      $   (5,753)
                                                    ==========     ==========     ==========      ==========

Net income (loss) per share:
      Basic                                         $     0.28     $     0.03     $     0.47      $    (0.16)
                                                    ==========     ==========     ==========      ==========
      Diluted                                       $     0.26     $     0.03     $     0.44      $    (0.16)
                                                    ==========     ==========     ==========      ==========

Weighted--average common shares used in
  computing net income (loss):
      Basic                                             42,603         35,477         39,816          35,477
                                                    ==========     ==========     ==========      ==========
      Diluted                                           46,093         36,131         43,258          35,477
                                                    ==========     ==========     ==========      ==========

                                LTX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (Unaudited)
                                (In thousands)

                                                                         Six Months
                                                                            Ended
                                                                          January 31,
                                                            -----------------------------------------
                                                                  2000                     1999
                                                            -----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $       18,910          $       (5,753)
     Add (deduct) non-cash items:
        Depreciation and amortization                                   5,548                   5,811
        Gain on liquidation/sale of business units                          -                  (3,786)
        Exchange (gain) loss                                             (230)                    308
  (Increase) decrease in:
        Accounts receivable                                           (21,829)                  5,958
        Inventories                                                   (10,264)                  2,132
        Other current assets                                           (2,549)                 (1,064)
        Other assets                                                     (956)                    (60)
  Increase (decrease) in:
        Accounts payable                                               (2,641)                 (3,854)
        Accrued expenses and restructuring charges                       (492)                 (3,493)
        Deferred revenues and customer advances                         9,428                  (5,499)
                                                            -----------------        ----------------
     Net cash used in operating activities                             (5,075)                 (9,300)
                                                            -----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for property and equipment, net                         (8,370)                 (2,699)
                                                            -----------------        ----------------
     Net cash used in investing activities                             (8,370)                 (2,699)
                                                            -----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock purchase plans and option plans                   2,834                     483
  Proceeds from sale of business unit                                       -                   2,000
  Proceeds from stock equity offering                                  79,905                       -
  Proceeds from short term borrowing                                   33,008                       -
  Payments of short term borrowing                                    (27,358)                   (767)
  Payments of long-term debt and other liabilities                         43                    (895)
  Proceeds from lease financing                                         5,922                   3,850
                                                            -----------------        ----------------
     Net cash provided by financing activities                         94,354                   4,671
                                                            -----------------        ----------------
Effect of exchange rate changes on cash                                   149                     614
                                                            -----------------        ----------------
Net increase (decrease) in cash and equivalents                        81,058                  (6,714)
Cash and equivalents at beginning of period                            19,936                  25,109
                                                            -----------------        ----------------
     Cash and equivalents at end of period                     $      100,994          $       18,395
                                                            =================        ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
     Interest                                                  $        1,520          $          702
     Income taxes                                              $          300          $         (786)

                                LTX CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   THE COMPANY

LTX Corporation ("LTX" or the "Company") designs, manufactures, and markets automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog, and mixed signal (a combination of digital and analog) integrated circuits ("ICs"). The Company's Fusion product is a single test platform that can be configured to test system-on-a-chip devices, digital VLSI devices including microprocessors and microcontrollers, and analog/mixed signal devices. The Company also sells hardware and software support and maintenance services for its test systems. The semiconductors tested by the Company's systems are widely used in the communications, computer, automotive and consumer electronics industries. The Company markets its products worldwide to manufacturers of system-on-a-chip, digital, analog and mixed signal ICs. The Company is headquartered, and has development and manufacturing facilities, in Westwood, Massachusetts, a development facility in San Jose, California, and worldwide sales and service facilities to support its customer base.

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

Reclassification

Effective November 1, 1999, the Company changed its accounting policy to classify certain applications and engineering development costs previously reported in cost of sales as research and development expense. The change was made effective for the quarter ending January 31, 2000. The expenses that were reclassified relate to development activities by our application engineering group for future enhancements of existing products and initial application development of new products. Prior period financial statements have been reclassified to conform to the 2000 presentation. The reclassification had no impact on earnings for prior periods.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a gain of $230,000 and a loss of $308,000 for the six months ended January 31, 2000 and 1999 respectively. The amounts recorded in both periods were principally due to fluctuations in the Japanese yen that are included in the consolidated results of operations.

Revenue Recognition

Revenue from product sales and related warranty costs are recognized at the time of shipment. Service revenue are recognized over the applicable contractual periods or as services are performed. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, on December 3, 1999. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerning customer acceptance and installation terms may have an impact on the timing of the Company's revenue recognition. The guidance is effective for the first quarter of fiscal year 2001 and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of change in accounting principle" as of August 1, 2000.

Income Taxes

Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which were not significant, in the past since it reinvested those earnings. At January 31, 2000, most of the Company's foreign subsidiaries had accumulated deficits. The Company has net operating loss carry forwards, research and development tax credits and other book to tax adjustments that are sufficient to offset taxable income for the six months ended January 31, 2000.

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

A reconciliation between basic and diluted earnings per share is as follows:

                                                                  Three Months Ended             Six Months Ended
                                                                       January 31,                  January 31,
                                                                   2000           1999          2000           1999
                                                                 ------------------------    ------------------------
                                                                       (in thousands, except per share amounts)
          Net income (loss)                                      $12,036         $ 1,139      $18,910        $(5,753)
          Basic EPS
           Basic common shares                                    42,603          35,477       39,816         35,477
           Basic EPS                                             $  0.28         $  0.03      $  0.47        $ (0.16)

          Diluted EPS
           Basic common shares                                    42,603          35,477       39,816         35,477
           Plus: Impact of stock options and warrants              3,490             654        3,442              -
                                                                --------        --------     --------       --------
           Diluted common shares                                  46,093          36,131       43,258         35,477
           Diluted EPS                                           $  0.26         $  0.03      $  0.44        $ (0.16)

There were no options outstanding that were excluded in the above calculation of diluted earnings per share as of January 31, 2000. The impact of stock options and warrants was not used in the calculation of the six months ended January 31, 1999 diluted EPS as the Company was in a loss position and adding the impact of stock options would be antidilutive.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                        January 31,          July 31,
                                           2000                1999
                                        -----------         ----------
                                                 (In thousands)

               Raw materials                $24,592            $22,380
               Work-in-progress              21,477             18,107
               Finished goods                11,808              8,064
                                        -----------         ----------

                                            $57,877            $48,551
                                        ===========         ==========

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). The statement is effective for fiscal 1999. SFAS 131 changes the definition and reporting of segments and requires disclosure by operating segment of information such as profit and loss, assets and capital expenditures, major customers and types of products from which revenues are derived, (see Note on the Company's July 31, 1999 Annual Report, 10K).

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - Amendment of SFAS NO. 133" (combined "SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). This statement could increase volatility in earnings and other comprehensive income for companies with applicable contracts. The Company is in the process of quantifying the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption.

Segment Reporting

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company's sales to unaffiliated customers for the six months ended January 31, 2000 and 1999, along with the long-lived assets for January 31, 2000 and July 31, 1999, are summarized as follows:

                                                    Three Months                       Six Months
                                                       Ended                             Ended
                                                     January 31,                       January 31,
                                            -----------------------------     -----------------------------
                                                2000             1999             2000             1999
                                            -----------       -----------     -----------       -----------
                                                   (In thousands)                     (In thousands)
Sales to unaffiliated customers:
   United States                                $28,017           $12,231        $ 39,682           $24,605
   Singapore                                     23,559             3,453          39,936             5,154
   Taiwan                                         7,840             3,072          22,727             8,560
   Japan                                            977               714           1,806             1,813
   All other countries                            9,817            14,221          26,064            20,577
                                            -----------       -----------     -----------       -----------
Total sales to unaffiliated customers
                                                $70,210           $33,691        $130,215           $60,709
                                            ===========       ===========     ===========       ===========

                                            January 31,         July 31,
                                               2000               1999
                                            -----------       -----------
Long-lived assets:
 United States                                  $26,765           $24,965
 Singapore                                        3,211             3,695
 Taiwan                                             977             1,175
 Japan                                               59                59
 All other countries                              2,705             2,048
                                            -----------       -----------

Total long-lived assets                         $33,717           $31,942
                                            ===========       ===========

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                                                                                                                Percentage
                                                                                                            Increase/Decrease
                                                                 Percentage of Net Sales
                                                           Three Months             Six months          Three Months   Six Months
                                                              Ended                   ended                 2000           2000
                                                           January 31,              January 31,             Over           Over
                                                    -----------------------   ----------------------
                                                      2000           1999       2000          1999          1999           1999
                                                    --------       --------   --------      --------        ----           ----
Net Sales                                              100.0%         100.0%     100.0%        100.0%      108.4%         114.5%

Cost of Sales                                           52.7           62.2       53.8          63.1        76.6           82.9
                                                    --------       --------   --------      --------    --------       --------
     Gross margin                                       47.3           37.8       46.2          36.9       160.6          168.4

Engineering and product development expenses            17.3           24.0       17.8          27.3        49.9           39.5

Selling, general and administrative expenses            13.6           21.5       14.0          24.9        32.0           20.8
                                                    --------       --------   --------      --------    --------       --------

     Income (loss) from operations                      16.4           (7.7)      14.4            NM          NM             NM

Other income (expense):

     Interest expense                                    0.6            0.9        0.8           1.2          NM             NM

     Interest income                                     1.4            0.8        0.9           0.7          NM             NM

     Gain on liquidation/sale of business units          0.0           11.2        0.0           6.3          NM             NM
                                                    --------       --------   --------      --------    --------       --------
     Income (loss) before income taxes                  17.2            3.4       14.5          (9.5)      959.4             NM

Provision for income taxes                               0.0            0.0        0.0           0.0          NM             NM
                                                    --------       --------   --------      --------    --------       --------
     Net income (loss)                                  17.2%           3.4%      14.5%         (9.5)%     956.7%            NM
                                                    ========       ========   ========      ========    ========       ========

NM--Not Meaningful

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Risks" below.

Results of Operations

Three Months and Six Months Ended January 31, 2000 Compared to the Three Months and Six Months Ended January 31, 1999

Net sales for the three months ended January 31, 2000 increased 108.4% to $70.2 million as compared to $33.7 million in the same quarter of the prior year. For the six months ended January 31, 2000, net sales were $130.2 million as compared to $60.7 million for the same period of the prior year, an increase of 114.5%. The increase in revenue is primarily a result of the semiconductor test equipment ("STE") and semiconductor industries experiencing an increase in demand, as well as increasing acceptance of the Company's Fusion product strategy. Service revenue accounted for $7.9 million, or 11.2% of net sales, and $6.7 million, or 19.8% of net sales, for the three months ended January 31, 2000 and 1999, respectively and $15.2 million and $13.5 million for the six months ended January 31, 2000 and January 31, 1999, respectively. Geographically, sales to customers outside of North America were 60.1% and 63.7% of total net sales in the three months ended January 31, 2000 and January 31, 1999, respectively.

The gross profit margin was 47.3% of net sales in the three months ended January 31, 2000, as compared to 37.8% of net sales in the same quarter of the prior year. The increase is a result of a higher level of sales relative to fixed manufacturing costs, improved product margins due to shipments of the Company's Fusion test systems, which carry a higher gross margin than the prior generation systems and gaining the full benefits from the Company's consolidation of its manufacturing operations. For the six months ended January 31, 2000, the gross profit margin was 46.2% compared to 36.9% for the six months ended January 31, 1999. Effective November 1, 1999, the Company changed its accounting policy to classify certain applications and engineering development costs previously reported in cost of goods sold as research and development expenses in the
Company's quarter ending January 31, 2000.   Financial results for all prior
periods have been reclassified to conform to the January 31, 2000 presentation. Under the prior method of classification, gross profit margins would have been 41.9% and 31.1% for the three months ended January 31, 2000 and January 31, 1999, respectively, and 40.8% and 29.0% for the six months ended January 31, 2000 and January 31, 1999, respectively.

Engineering and product development expenses were $12.1 million, or 17.3% of net sales, in the three months ended January 31, 2000, as compared to $8.1 million, or 24.0% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2000, engineering and product development expenses were $23.1 million, or 17.8% of net sales, as compared to $16.6 million, or 27.3% of net sales, in the six months ended January 31, 1999. The increase in expenditure is principally a result of a higher level of development expenses and key account support costs for the Company's Fusion product line.
Engineering and product development expenses include the reclassified applications and engineering development costs described in the previous paragraph. Under the prior method of classification, engineering and product development expenses would have been $8.3 million, or 11.8% of net sales, and $5.8 million, or 17.2% of net sales, for the three months ended January 31, 2000 and January 31, 1999, respectively, and $16.1 million, or 12.4% of net sales, and $11.8 million, or 19.4% of net sales, for the six months period ended January 31, 2000 and January 31, 1999, respectively.

Selling, general and administrative expenses were $9.6 million, or 13.6% of net sales, in the three months ended January 31, 2000, as compared to $7.3 million, or 21.5% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2000, selling, general and administrative expenses were $18.3 million, or 14.0% of net sales, as compared to $15.1 million, or 24.9% of net sales, in the six months ended January 31, 1999. The increase in the selling, general and administrative expenses of $2.3 million during the three months ended January 31, 2000 is related to the development and selling expenses of the Fusion product line and support of key accounts.

Interest expense was $418,000 and $310,000 for the three months ended January 31, 2000 and January 31, 1999, respectively. Interest expense for the six months ended January 31, 2000 was $1.0 million as compared to $707,000 for the six months ended January 31, 1999. The increase in expense is a result of an increase in outstanding bank loan balances with the Company's domestic bank. The increased borrowings were used to support growth in working capital.

Interest income was $949,000 for the three months ended January 31, 2000 and $1.2 million for the six months ended January 31, 2000 as compared to $252,000 for the three months ended January 31, 2000 and $451,000 for the six months ended January 31, 1999. The increase in interest income occurred because of the increase in the Company's cash balance.

The Company recorded gains of $3.8 million during the second quarter of fiscal 1999. These transactions consisted of the liquidation of its majority-owned Japanese subsidiary, a joint venture with Sumitomo Metal Industries, Ltd., which resulted in a gain of $1.7 million and the sale of a portion of its legacy board repair business in Singapore which resulted in a gain of $2.1 million. Both transactions are consistent with the Company's strategic commitment to the Fusion strategy and its focus on reducing costs.

The Company had a tax provision of $30,000 for the three months ended January 31, 2000 and no tax provision for the three months ended January 31, 1999. The Company's net operating loss carry forward is sufficient to offset taxable income for the quarter ended January 31, 2000.

Net income was $12.0 million, or $0.26 per share, in the three months ended January 31, 2000, as compared with $1.1 million, or $0.03 per share, in the same quarter in the prior year. The Company had a net income of $18.9 million, or $0.44 per share, in the six months ended January 31, 2000, as compared to a net loss of $(5.8) million, or $(0.16) per share, for the same period last year.

Liquidity and Capital Resources

At January 31, 2000, the Company had $100.9 million in cash and equivalents and working capital of $146.6 million, as compared to $19.9 million of cash and equivalents and $47.9 million of working capital at July 31, 1999. The increase in cash balance is primarily a result of cash proceeds received from a follow-on public offering of common stock totaling approximately $80.0 million, which was completed in October 1999.

Accounts receivable from trade customers were $60.1 million at January 31, 2000, as compared to $37.0 million at July 31, 1999. The principal reason for the increase is a result of increasing sales revenue for Fusion products to new and existing accounts, along with increased sales as result of higher demand generally in the STE and semiconductor industries. The reserve for sales returns allowances and doubtful accounts was $1.6 million, or 2.5% of gross accounts receivable, on January 31, 2000 and $2.0 million, or 5.1% of gross accounts receivable, on July 31, 1999.

Inventories increased by $9.3 million to $57.9 million at January 31, 2000 as compared to $48.6 million at July 31, 1999. The increase is directly attributable to the production ramp in the Fusion product as sales in that product line have increased sequentially each quarter since the quarter ended October 31, 1998.

Capital expenditures totaled $4.3 million for the three months ended January 31, 2000 as compared to $2.2 million for the three months ended January 31, 1999. Capital expenditures were $8.3 million and $2.7 million for the six months ending January 31, 2000 and January 31, 1999, respectively. The principal reason for the increases relate to the addition of board test equipment and system test cell capacity supporting the growth of the Fusion product line.

On October 1, 1999, the Company renegotiated its $10.0 million domestic credit facility with its current lender. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 0.5%. Borrowing availability under the facility is based on a formula of eligible domestic accounts receivable. In addition, the Company entered into an agreement with the same bank that provides the Company with a $5.0 million line of credit that bears interest at prime plus 0.5%. Borrowing availability under this facility is based on a formula of eligible foreign accounts receivable and inventories and is guaranteed by the Export-Import Bank of the United States. Outstanding borrowings at January 31, 2000 were $6.4 million under the domestic credit facility and $5.0 million under the foreign accounts receivable line facility.

The Company anticipates that cash flow from operations combined with available cash balances and credit facility enhancements will be adequate to fund the Company's currently proposed operating activities for the next twelve months.

Year 2000

We did not experience any material adverse problems resulting from Year 2000. We established a program to address Year 2000 software failure issues, which is overseen by a senior manager who updated our officers and directors regularly prior to January 1, 2000. We have incurred costs of approximately $400,000 to make our products Year 2000 compliant, most of which was represented by current engineering staff who were assigned to the project, and approximately $400,000 in ensuring compliance of our internal business systems and those of our suppliers, most of which was represented by current administrative personnel assigned to the project.

BUSINESS RISKS

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would,""intends," "estimates," and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements, particularly under the heading "Business Risks," which we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statement we make.

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

Our Dependence on International Sales and Non-U.S. Suppliers Involves Significant Risk.

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 70% of our revenues for the six months ended January 31, 2000 and 62% of our revenues for the six months ended January 31, 1999. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

The Market for Semiconductor Test Equipment is Highly Concentrated, and We Have Limited Opportunities to Sell Our Products.

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 73.8% of revenues for the six months ended January 31, 2000, 59.7% of revenues in fiscal year 1999, 55.2% of revenues in fiscal year 1998, and 43.5% of revenues in fiscal year 1997. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The process of qualifying subcontractors and suppliers is a lengthy process. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components. Each is a sole source supplier of components manufactured in accordance with our proprietary design and specifications. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. Vitesse is also a Fusion customer.

Economic Conditions in Asia May Hurt Our Sales.

Asia is an important region for our customers in the semiconductor industry, and many of them have operations there. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 52.6% and 45% of our sales for the six months ended January 31, 2000 and the twelve months ended July 31, 1999 respectively were derived from this region. In light of the recent economic downturn in Asia, we may not be able to obtain additional orders and may experience cancellations of orders. If conditions do not continue to improve, our future financial condition, revenues, and operating results could be hurt.

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

Our Stock Price Is Volatile.

In the twelve month period ending on January 31, 2000, our stock price has ranged from a low of $3.43 to a high of $35.87. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $33.2 million as of January 31, 2000 and $27.5 million as of July 31, 1999, and in foreign currency exchange rates. Generally, we do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at a variable rate of prime plus 0.5%. Long term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the six months ended January 31, 2000, our revenues derived from shipments outside the United States constituted 70.0% of our total revenues. Revenues invoiced and collected in currencies other than U.S. dollars comprises 4% of our last quarter fiscal revenues. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

On January 31, 2000, $11.4 million was outstanding under our domestic bank facility bearing interest at a rate of 9.00%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $114,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of the Company's exposure to and management of market risk appears under the heading "Business Risks".

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Stockholders on December 7, 1999.

          (b) Stockholders elected Messrs. Stephen M. Jennings and Robert E. Moore as Class I Directors to serve additional terms of three years. Messrs. Roger W. Blethen, Robert J. Boehlke and Roger J. Maggs continued to serve as Class II Directors, with their terms of office expiring at the Year 2000 Annual Meeting of Stockholders. Messrs. Jacques Bouyer and Samuel Rubinovitz continued to serve as Class III Directors, with their terms of offices expiring at the Year 2001 Annual Meeting of Stockholders.

          (c)  Matters voted upon and the results of the voting were as follows:

               (i) Stockholders voted 38,311,481 shares FOR and 418,633 shares WITHHELD from the election of Stephen M. Jennings as a Class I Director. Stockholders voted 38,313,101 FOR and 417,013 shares WITHHELD from the election of Robert E. Moore as a Class I Director.

               (ii) Stockholders voted 21,630,567 shares FOR; 17,035,419 shares
                    AGAINST and 64,128 shares ABSTAINED regarding the vote to approve the 1999 Stock Plan.


Item 6.  Exhibits and Reports on Form 8-K

          (a) (i) Exhibit 10(M)(i) - Fourth Amendment to Lease dated as September 1, 1999 relating to the Company's manufacturing facility at 5 Rosemont Avenue, Westwood, Massachusetts.

               (ii) Exhibit 27 - Financial Data Schedule

          (b) There were no reports on Form 8-K filed during the three months ended January 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LTX Corporation



Date: March 14, 2000               By: /s/ Roger W. Blethen
      --------------                   --------------------------------------
                                           Roger W. Blethen
                                         Chief Executive Officer and President


Date: March 14, 2000               By: /s/ David G. Tacelli
      --------------                   --------------------------------------
                                           David G. Tacelli
                               Executive Vice President, Chief Financial
                               Officer and Treasurer
                                        (Principal Financial Officer)