Form 10-Q
period 2000-04-30
LTX CORP
filed 2000-06-14
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2000

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                       Commission File Number  000-10761
                       ---------------------------------

                                LTX CORPORATION
                                ---------------
             (Exact Name of Registrant as Specified in Its Charter)


       Massachusetts                                           04-2594045
       ------------------------------------------------------------------
  (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)


    LTX Park at University Avenue, Westwood, Massachusetts            02090
    -----------------------------------------------------------------------
   (Address of Principal Executive Offices)                        (Zip Code)


  Registrant's Telephone Number, Including Area Code            (781) 461-1000
  ----------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes  X   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at May 22, 2000
                -----                        ---------------------------

Common Stock, par value $0.05 per share                       47,499,683

                                LTX CORPORATION

                                     Index

Part I.    FINANCIAL INFORMATION                                    Page Number

Item 1.    Consolidated Balance Sheet                                    1
           April 30, 2000 and July 31, 1999

           Consolidated Statement of Operations                          2
           Three Months and Nine Months Ended April 30, 2000
           and April 30, 1999

           Consolidated Statement of Cash Flows                          3
           Nine Months Ended April 30, 2000 and April 30, 1999

           Notes to Consolidated Financial Statements                   4-7

Item 2.    Management's Discussion and Analysis of Financial            8-16
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk    17

Part II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                               19

                                LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                       (In thousands, except share data)


                                                   April 30,   July 31,
                                                     2000       1999
                                                    -------    -------

                                                  (Unaudited) (Audited)
ASSETS
Current assets:
 Cash and equivalents                               $205,196   $ 19,936
 Accounts receivable, net of allowances of
 $1,908 and $2,027                                    73,714     37,043
 Accounts receivable - other                           7,520      4,324
 Inventories                                          62,972     48,551
 Other current assets                                  8,715      5,795
                                                    --------    -------

   Total current assets                              358,117    115,649

Property and equipment, net                           35,704     31,942
Other assets                                           4,452        402
                                                    --------    -------

Total assets                                        $398,273   $147,993
                                                    ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                      $  9,951   $  5,472
 Current portion of long-term debt                     2,694        674
 Accounts payable                                     42,688     37,439
 Deferred revenues and customer advances              29,121     11,391
 Accrued restructuring charges                         2,263      2,263
 Other accrued expenses                               12,102     10,495
                                                    --------    -------

   Total current liabilities                          98,819     67,734
                                                    --------    -------

Long-term debt, less current portion                  11,700     14,023
Other long-term liabilities                             --         --
Convertible subordinated debentures                     --        7,308
Stockholders' equity                                 287,754     58,928
                                                    --------    -------

Total liabilities and stockholders' equity          $398,273   $147,993
                                                    ========   ========


                                LTX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                     (In thousands, except per share data)

                                                         Three Months             Nine Months
                                                             Ended                    Ended
                                                           April 30,               April  30,
                                                        --------------            ------------

                                                         2000      1999          2000       1999
                                                         ----      ----          ----       ----
Net sales                                             $82,117   $43,210      $212,332   $103,919

Cost of sales                                          42,719    25,012       112,770     63,303
                                                      -------   -------      --------   --------

   Gross profit                                        39,398    18,198        99,562     40,616

Engineering and product development expenses           13,237     8,450        36,363     25,027

Selling, general and administrative expenses            9,418     7,781        27,691     22,905
                                                      -------   -------      --------   --------

   Income (loss) from operations                       16,743     1,967        35,508     (7,316)

Other income / (expense):

   Interest expense                                      (487)     (302)       (1,516)    (1,009)

   Interest income                                      1,290       129         2,494        580

   Gain on liquidation/sale of business units               -         -             -      3,786
                                                      -------   -------      --------   --------

   Income (loss) before income taxes                   17,546     1,794        36,486     (3,959)

Provision for income taxes                                 17         -            47
                                                      -------   -------      --------

   Net income (loss)                                  $17,529   $ 1,794      $ 36,439   $ (3,959)
                                                      =======   =======      ========   ========


Net income (loss) per share:
   Basic                                                $0.39     $0.05      $0.88     $(0.11)
                                                        =====     =====      =====     ======


   Diluted                                              $0.37     $0.05      $0.81     $(0.11)
                                                        =====     =====      =====     ======


Weighted--average common shares used in
 computing net income (loss) per share:
   Basic                                                44,526    35,643    41,386     35,532
                                                        ======    ======    ======     ======


   Diluted                                              47,835    37,195    44,783     35,532
                                                        ======    ======    ======     ======

                                LTX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                             Nine Months
                                                                Ended
                                                              April 30,
                                                             -----------

                                                             2000      1999
                                                             ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $ 36,439   $(3,959)
  Add (deduct) non-cash items:
   Depreciation and amortization                            8,189     8,665
   Gain on liquidation/sale of business units                   -    (3,786)
   Exchange (gain) loss                                      (242)      467
 (Increase) decrease in:
   Accounts receivable                                    (36,286)    4,900
   Inventories                                            (21,860)   (2,074)
   Other current assets                                    (2,914)     (434)
   Other assets                                              (814)     (124)
 Increase (decrease) in:
   Accounts payable                                         5,146      (809)
   Accrued expenses and restructuring charges               1,538    (4,670)
   Deferred revenues and customer advances                 13,245    (6,738)
                                                         --------   -------

  Net cash provided by (used in) operating activities       2,441    (8,562)
                                                         --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Expenditures for property and equipment, net             (13,003)   (4,795)
                                                         --------   -------

  Net cash used in investing activities                   (13,003)   (4,795)
                                                         --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock purchase plans and option plans        5,634       523
 Proceeds from sale of business unit                            -     2,000
 Proceeds from stock equity offering                      179,645         -
 Proceeds from short term borrowing                        40,510     3,480
 Payments of short term borrowing                         (36,367)   (1,946)
 Payments of long-term debt and other liabilities            (167)   (1,174)
 Proceeds from lease financing                              6,415     3,850
                                                         --------   -------

  Net cash provided by financing activities               195,670     6,733
                                                         --------   -------

Effect of exchange rate changes on cash                       152       563
                                                         --------   -------

Net increase (decrease) in cash and equivalents           185,260    (6,061)
Cash and equivalents at beginning of period                19,936    25,109
                                                         --------   -------

  Cash and equivalents at end of period                  $205,196   $19,048
                                                         ========   =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
   Interest                                              $  1,709   $  973
   Income taxes                                          $    829   $ (784)

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a gain of $242,000 and a loss of $467,000 for the nine months ended April 30, 2000 and 1999 respectively. The amounts recorded in both periods were principally due to fluctuations in the Japanese yen that are included in the consolidated results of operations.

Revenue Recognition

Revenue from product sales and related warranty costs are recognized at the time of shipment. Service revenue is recognized over the applicable contractual periods or as services are performed. Revenue from engineering contracts is recognized over the contract period on a percentage of completion basis.

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

Income Taxes

Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which were not significant, in the past since it reinvested those earnings. At April 30, 2000, most of the Company's foreign subsidiaries had accumulated deficits. The Company has net operating loss carryforwards, research and development tax credits and other book to tax adjustments that are sufficient to offset taxable income for the nine months ended April 30, 2000.

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

A reconciliation between basic and diluted earnings per share is as follows:

                                                       Three Months Ended            Nine Months Ended
                                                            April 30,                     April 30,
                                                         2000     1999                 2000     1999
                                                         -----    ----                 ----     ----
                                                          (in thousands, except per share amounts)
Net income (loss)                                       $17,529  $ 1,794             $36,439   $(3,959)
Basic EPS
 Basic common shares                                     44,526   35,643              41,386    35,532
 Basic EPS                                              $  0.39  $  0.05             $  0.88   $ (0.11)

Diluted EPS
 Basic common shares                                     44,526   35,643              41,386    35,532
 Plus: Impact of stock options and warrants               3,309    1,552               3,397      -
                                                        -------  -------             -------   -------

 Diluted common shares                                   47,835   37,195              44,783    35,532
 Diluted EPS                                            $  0.37  $  0.05             $  0.81   $ (0.11)


There were no options outstanding that were excluded in the above calculation of diluted earnings per share as of April 30, 2000. The impact of stock options and warrants was not used in the calculation of the nine months ended April 30, 1999 diluted EPS as the Company was in a loss position and adding the impact of stock options would be antidilutive.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                       April 30,  July 31,
                                         2000       1999
                                        -----      -----

                                         (In thousands)
Raw materials                         $24,390    $22,380
Work-in-progress                       29,741     18,107
Finished goods                          8,841      8,064
                                      -------    -------

                                      $62,972    $48,551
                                      =======    =======

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

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Segment Reporting

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise and descriptive information about the operating segments in financial statement.

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company's sales to unaffiliated customers for the nine months ended April 30, 2000 and 1999, along with the long-lived assets for April 30, 2000 and July 31, 1999, are summarized as follows:

                                          Three Months             Nine Months
                                              Ended                   Ended
                                           April 30,                April 30,
                                         --------------           --------------

                                         2000      1999           2000       1999
                                         ----      ----           ----       ----

                                         (In thousands)           (In thousands)
Sales to unaffiliated customers:
  United States                        $37,318   $17,743         $ 77,000   $ 42,348
  Singapore                              9,208     7,121           49,144     12,275
  Taiwan                                12,395     2,291           35,122     10,851
  Japan                                  4,259     4,940            6,065      6,753
  All other countries                   18,937    11,115           45,001     31,692
                                       -------   -------         --------   --------

Total sales to unaffiliated customers
                                       $82,117   $43,210         $212,332   $103,919
                                       =======   =======         ========   ========

                                        April 30,       July 31,
                                          2000           1999
                                          ----           ----
Long-lived assets:
 United States                          $29,049       $ 24,965
 Singapore                                3,206          3,695
 Taiwan                                     949          1,175
 Japan                                       55             59
 All other countries                      2,445          2,048
                                        -------       --------

Total long-lived assets                 $35,704       $ 31,942
                                        =======       ========


Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.


                                                                 Percentage of Net Sales                  Percentage
                                                                                                       Inrease/Decrease
                                                        Three Months           Nine Months         Three Months   Nine Months
                                                           Ended                 Ended                 2000         2000
                                                         April 30,              April 30,              Over         Over
                                                         --------               --------           -----------   ------------

                                                        2000    1999          2000    1999             1999        1999
                                                        ----    ----          ----    ----             ----        ----
Net Sales                                            100.0%      100.0%      100.0%      100.0%        90.0%      104.3%

Cost of Sales                                         52.0        57.9        53.1        60.9         70.8        78.1
                                                     -----       -----       -----       -----        -----       -----

   Gross margin                                       48.0        42.1        46.9        39.1        116.5       145.1

Engineering and product development expenses          16.1        19.5        17.2        24.1         56.7        45.3

Selling, general and administrative expenses          11.5        18.0        13.0        22.0         21.0        20.9
                                                     -----       -----       -----       -----        -----       -----

   Income (loss) from operations                      20.4         4.6        16.7        (7.0)       751.2         NM

Other income (expense):

   Interest expense                                    0.6         0.7         0.7         1.0         61.3        50.2

   Interest income                                     1.5         0.3         1.2         0.6        900.0       330.0

   Gain on liquidation/sale of business units          0.0         0.0         0.0         3.6          NM          NM
                                                     -----       -----       -----       -----        -----       -----

   Income (loss) before income taxes                  21.3         4.2        17.2        (3.8)       878.0         NM

Provision for income taxes                             0.0         0.0         0.0         0.0          NM          NM
                                                     -----       -----       -----       -----        -----       -----

   Net income (loss)                                  21.3%        4.2%       17.2%       (3.8)%      877.1%        NM
                                                     =====       =====       =====       =====        =====       =====

NM--Not Meaningful

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Risks" below.

Results of Operations

Three Months and Nine Months Ended April 30, 2000 Compared to the Three Months and Nine Months Ended April 30, 1999

Net sales for the three months ended April 30, 2000 increased 90.0% to $82.1 million as compared to $43.2 million in the same quarter of the prior year. For the nine months ended April 30, 2000, net sales were $212.3 million as compared to $103.9 million for the same period of the prior year, an increase of 104.3%. The increase in revenue is primarily a result of the semiconductor test equipment ("STE") and semiconductor industries experiencing an increase in demand, as well as increasing acceptance of the Company's Fusion product strategy and repeat orders from Fusion customers. Service revenue accounted for $9.0 million, or 11.0% of net sales, and $9.4 million, or 21.9% of net sales, for the three months ended April 30, 2000 and 1999, respectively and $24.2 million, or 11.4% of net sales, and $22.9 million, or 22% of net sales, for the nine months ended April 30, 2000 and April 30, 1999, respectively. Geographically, sales to customers outside of the United States were 54.6% and 58.9% of net sales in the three months ended April 30, 2000 and April 30, 1999, respectively.

The gross profit margin was 48.0% of net sales in the three months ended April 30, 2000, as compared to 42.1% of net sales in the same quarter of the prior year. The increase is a result of a higher level of sales relative to fixed manufacturing costs, improved product margins due to increased shipments of the Company's Fusion test systems, which carry a higher gross margin than the prior generation systems and gaining the full benefits from the Company's consolidation of its manufacturing operations. For the nine months ended April 30, 2000, the gross profit margin was 46.9% compared to 39.1% for the nine months ended April 30, 1999. Effective November 1, 1999, the Company changed its accounting policy to classify certain applications and engineering development costs previously reported in cost of goods sold as research and development expenses in the Company's quarter ending January 31, 2000 and thereafter. Financial results for all prior periods have been reclassified to conform to the January 31, 2000 presentation. Under the prior method of classification, gross profit margins would have been 43.8% and 37.2% for the three months ended April 30, 2000 and April 30, 1999, respectively, and 42.0% and 32.4% for the nine months ended April 30, 2000 and April 30, 1999, respectively.

Engineering and product development expenses were $13.2 million, or 16.1% of net sales, in the three months ended April 30, 2000, as compared to $8.5 million, or 19.5% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2000, engineering and product development expenses were $36.4 million, or 17.2% of net sales, as compared to $25.0 million, or 24.1% of net sales, in the nine months ended April 30, 1999. The increase in expenditure is principally a result of a higher level of development expenses and key account support costs for the Company's Fusion product line. Engineering and product development expenses include the reclassified applications and engineering development costs described in the previous paragraph. Under the prior method of classification, engineering and product development expenses would have been $9.8 million, or 11.9% of net sales, and $6.3 million, or 14.6% of net sales, for the three months ended April 30, 2000 and April 30, 1999, respectively, and $25.9 million, or 12.2% of net sales, and $18.1 million, or 17.4% of net sales, for the nine months period ended April 30, 2000 and April 30, 1999, respectively.

Selling, general and administrative expenses were $9.4 million, or 11.5% of net sales, in the three months ended April 30, 2000, as compared to $7.8 million, or 18.0% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2000, selling, general and administrative expenses were $27.7 million, or 13.0% of net sales, as compared to $22.9 million, or 22.0% of net sales, in the nine months ended April 30, 1999. The increase in the selling, general and administrative expenses of $1.6 million during the three months ended April 30, 2000 is related to the development and selling expenses of the Fusion product line and support of key accounts.

Interest expense was $487,000 and $302,000 for the three months ended April 30, 2000 and April 30, 1999, respectively. Interest expense for the nine months ended April 30, 2000 was $1.5 million as compared to $1.0 million for the nine months ended April 30, 1999. The increase in expense is a result of an increase in outstanding bank loan balances with the Company's domestic bank. The increased borrowings were used to support growth in working capital.

Interest income was $1.3 million for the three months ended April 30, 2000 and $2.5 million for the nine months ended April 30, 2000 as compared to $129,000 for the three months ended April 30, 1999 and $580,000 for the nine months ended April 30, 1999. The increase in interest income occurred because of the increase in the Company's cash balance.

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

The Company had a tax provision of $17,000 for the three months ended April 30, 2000 and no tax provision for the three months ended April 30, 1999. The Company's net operating loss carry forward is sufficient to offset taxable income for the quarter ended April 30, 2000.

Net income was $17.5 million, or $0.37 per share, in the three months ended April 30, 2000, as compared with $1.8 million, or $0.05 per share, in the same quarter in the prior year. The Company had net income of $36.4 million, or $0.81 per share, in the nine months ended April 30, 2000, as compared to a net loss of $(4.0) million, or $(0.11) per share, for the same period last year.

Liquidity and Capital Resources

At April 30, 2000, the Company had $205.2 million in cash and equivalents and working capital of $259.3 million, as compared to $19.9 million of cash and equivalents and $47.9 million of working capital at July 31, 1999. The increase in cash balance is primarily a result of cash proceeds received from a follow-on public offering of common stock totaling approximately $80.0 million, which was completed in October 1999 and a second follow-on public offering of common stock totaling approximately $100 million, which was completed in April 2000.

Accounts receivable from trade customers were $73.7 million at April 30, 2000, as compared to $37.0 million at July 31, 1999. The principal reason for the increase is a result of increasing sales revenue for Fusion products to new and existing accounts, along with increased sales as result of higher demand generally in the STE and semiconductor industries. Inventories increased by $14.4 million to $63.0 million at April 30, 2000 as compared to $48.6 million at July 31, 1999. The increase is directly attributable to the production ramp in the Fusion product as sales in that product line have increased sequentially each quarter since the quarter ended October 31, 1998. This increase was partially offset by a transfer of $6.5 million of legacy component material to a third party repair facility. The $6.5 million is included in Accounts
Receivable - Other and Other Assets in the accompanying Consolidated Balance Sheet as of April 30, 2000.

Capital expenditures totaled $4.6 million for the three months ended April 30, 2000 as compared to $2.1 million for the three months ended April 30, 1999. Capital expenditures were $13.0 million and $4.8 million for the nine months ending April 30, 2000 and April 30, 1999, respectively. The principal reason for the increases relate to the addition of board test equipment and system test cell capacity supporting the growth of the Fusion product line.

The Company called the remaining $7,183,000 of its 7 1/4% Convertible

Subordinated Debentures due 2011 for redemption on March 24, 2000. These debentures had a conversion price of $18.00 and all of these outstanding debentures were converted into 399,055 shares of common stock of the Company as of March 24, 2000.

On October 1, 1999, the Company renegotiated its $10.0 million domestic credit facility with its current lender. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 0.5%. Borrowing availability under the facility is based on a formula of eligible domestic accounts receivable. In addition, the Company entered into an agreement with the same bank that provides the Company with a $5.0 million line of credit that bears interest at prime plus 0.5%. Borrowing availability under this facility is based on a formula of eligible foreign accounts receivable and inventories and is guaranteed by the Export-Import Bank of the United States. Outstanding borrowings at April 30, 2000 were $5.2 million under the domestic credit facility and $4.7 million under the foreign accounts receivable line facility.

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

BUSINESS RISKS

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words "believes," "anticipates," "plans," "expects," "may," "will," "would, "intends," "estimates," and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements, particularly under the heading "Business Risks," which we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statement we make.

Our Sole Market Is the Highly Cyclical Semiconductor Industry, Which Causes a Cyclical Impact on Our Financial Results.

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on the Company's business and results of business.

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

   A substantial amount of the shipments of our test systems for a particular quarter occur late in the quarter. Our shipment pattern exposes us to significant risks in the event of problems during the complex process of final integration, test and acceptance prior to shipment. If we were to experience problems of this type late in our quarter, shipments could be delayed and our operating results could fall below expectations.

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

   Our Dependence on International Sales and Non-U.S. Suppliers Involves Significant Risk.

   International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 64% of our revenues for the nine months ended April 30, 2000 and 59% of our revenues for the nine months ended
   April 30, 1999. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

   The Market for Semiconductor Test Equipment is Highly Concentrated, and We Have Limited Opportunities to Sell Our Products.

   The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 70.3% of revenues for the nine months ended April 30, 2000, 59.7% of revenues in fiscal year 1999, 55.2% of revenues in fiscal year 1998, and 43.5% of revenues in fiscal year 1997. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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


Economic Conditions in Asia May Hurt Our Sales.

Asia is an important region for our customers in the semiconductor industry, and many of them have operations there. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 43.7% and 45% of our sales for the nine months ended April 30, 2000 and the twelve months ended July 31, 1999 respectively were derived from this region. In light of the historical economic downturns in Asia, we may not be able to obtain additional orders and may experience cancellations of orders.

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

Our Stock Price Is Volatile.

In the twelve month period ending on April 30, 2000, our stock price has ranged from a low of $6.00 to a high of $52.25. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $24.3 million as of April 30, 2000 and $27.5 million as of July 31, 1999, and in foreign currency exchange rates. Generally, we do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at a variable rate of prime plus 0.5%. Long term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the nine months ended April 30, 2000, our revenues derived from shipments outside the United States constituted 63.7% of our total revenues. Revenues invoiced and collected in currencies other than U.S. dollars comprises 5% of our last quarter fiscal revenues. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

On April 30, 2000, $9.9 million was outstanding under our domestic bank facility bearing interest at a rate of 9.5%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $99,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of the Company's exposure to and management of market risk appears under the heading "Business Risks".

PART II - OTHER INFORMATION



       Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibit 27 - Financial Data Schedule

       There were no reports on Form 8-K filed during the three months ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LTX Corporation

Date: June 13, 2000                     By: /s/ Roger W. Blethen
-------------------                     ------------------------
                                           Roger W. Blethen
                                           Chief Executive Officer and President

Date: June 13, 2000                     By: /s/ David G. Tacelli
-------------------                     ------------------------
                                           David G. Tacelli
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Treasurer
                                           (Principal Financial Officer)