Form 10-K405
period 2000-07-31
LTX CORP
filed 2000-10-02
CIK 357020

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ______________

                                   FORM 10-K
(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:


          Title of each class                         Name of each exchange
          -------------------                          on which registered
                None                                   -------------------
                                                             None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.05 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on September 1, 2000 was $1,242,176,583.

     Number of shares outstanding of each of the issuer's classes of Common Stock as of September 1, 2000:

          Common Stock, Par Value $0.05 Per Share, 47,706,047 shares.

                                  ___________

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. The Compensation Committee Report and Stock Performance Graph of the Registrant's Proxy Statement are expressly not incorporated herein by reference.

================================================================================

                                LTX CORPORATION
                                     INDEX

                                                                                                      Page
                                                                                                      ----
PART I
Item 1.  Business Introduction.......................................................................    1
  Industry Overview..................................................................................    1
  Fusion(R), the LTX Solution........................................................................    3
  The LTX Business Strategy..........................................................................    3
  Product Overview...................................................................................    4
  Service............................................................................................    6
  Engineering and Product Development................................................................    6
  Sales and Distribution.............................................................................    6
  Strategic Alliances................................................................................    7
  Customers..........................................................................................    7
  Manufacturing and Supply...........................................................................    7
  Competition........................................................................................    8
  Backlog............................................................................................    8
  Proprietary Rights.................................................................................    8
  Employees..........................................................................................    9
    Facilities.......................................................................................    9
  Environmental Affairs..............................................................................    9
Item 2.  Properties..................................................................................    9
Item 3.  Legal Proceedings...........................................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders.........................................    9

PART II
Item 5.  Market Value for the Registrant's Common Stock and Related Security Holder Matters..........   10
Item 6.  Selected Consolidated Financial Data........................................................   11
Item 7.  Management's Discussion and Analysis of Financial Condition And Results of Operations.......   11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................................   21
Item 8.  Financial Statements and Supplementary Data.................................................   23
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   42
PART III
Item 10. Directors and Executive Officers of The Registrant..........................................   42
Item 11. Executive Compensation......................................................................   42
Item 12. Security Ownership of Certain Beneficial Owners and Management..............................   42
Item 13. Certain Relationships and Related Transactions..............................................   42
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   42
         Financial Statements........................................................................   42
         Schedules...................................................................................   43
         Exhibits....................................................................................   44
         Listing of Exhibits.........................................................................   44
         Reports on Form 8-K.........................................................................   45
         Exhibits....................................................................................   46
         Signatures..................................................................................   47

LTX(R), HiPer(R), Fusion(R) and enVision(TM) are all trademarks of LTX Corporation.

                                    PART I

Item 1.   Business Introduction

     LTX designs, manufactures, markets and services semiconductor test equipment. We sell our test systems to semiconductor designers and manufacturers worldwide, such as Texas Instruments, STMicroelectronics, Philips Semiconductor, National Semiconductor, Motorola, Lucent Technologies, Infineon Technologies, and Hitachi. These customers use semiconductor test equipment to test every semiconductor device at two different stages during the manufacturing process. These devices are incorporated in a wide range of products, including data communications equipment such as switches, routers and servers, broadband access products such as cable modems and Ethernet accessories, personal communication devices such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and personal computer accessory products such as disk drives and 3D graphics accelerators.

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

                             [graph appears here]

Two rectangular fields, the first representing the front end of the manufacturing process and the second representing the back end of the manufacturing process, each step represented by a particular graphic. The process begins with "wafer fabrication," proceeds to a "wafer," through the "probe test tester," to a "wafer cut," and ends with a "sorted die." The back end field includes a second five-step process which continues the front end process, each step also represented by a particular graphic. The back end process begins with "device assembly and packaging," proceeds to a "packaged device," through the "final test tester," to a "good device," and ends in "shipment".

     Three primary factors ultimately drive demand for semiconductor test equipment:

     . increases in unit production of semiconductor devices;

     . increases in the complexity and performance level of devices used in electronic products; and

     . the emergence of next generation device technologies, such as SOC.

     In recent years, increases in unit production resulted primarily from the proliferation of the personal computer and the continued growth of the telecommunications industry. We expect that future unit production growth will be led by a series of Internet hardware and software applications, Internet infrastructure performance increases, and Internet access device simplification and miniaturization. We also expect the continued proliferation of, and new applications in, communication products and consumer electronics. These increases in unit production in turn lead to a corresponding increase in the need for test equipment. According to Prime Research Group, in 1999 device manufacturers spent over $3 billion on test equipment. Prime Research Group expects such spending to grow to over $6 billion in 2001.

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

     According to Prime Research Group, the market for SOC test equipment accounted for approximately 50% of the $4.0 billion semiconductor test equipment market in 1999. In 2001, Prime Research forecasts the semiconductor test equipment market will grow to more than $6.0 billion with SOC test equipment still expected to represent 50% of this market.

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

          Concentrate our sales, applications consulting, and service efforts on key accounts. We have organized our selling, field service, and field applications organizations around key customers, and located these resources close to their facilities. We recognize that large, diversified semiconductor device manufacturers and certain offshore test and assembly companies purchase most of the world's test equipment, and that the level of support we are able to provide to them has a direct impact on future business. We believe that focusing our sales and support resources on these customers is the most efficient way to maximize revenue. We have also developed collaborative relationships with key customers and vendors that help guide us in developing future applications and system options. We have also begun the second phase of our Fusion selling strategy by focusing selling efforts on key accounts in the subcontract test and assembly market. We believe this market represents an area of potential growth for us that will be at least partially driven by our success with the integrated diversified semiconductor manufacturers that use subcontract test and assembly services since they substantially influence what test systems are purchased by test and assembly companies.

          Further improve the flexibility of our business model. To improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a more flexible business model. We have consolidated our manufacturing operations to our Westwood, Massachusetts facility and transformed it into an assembly, system integration, and test operation, with most other manufacturing functions outsourced to third parties. We engage contract employees to address periods of peak demand. We have implemented additional international distribution and sub-contracted repair and support functions. We intend to continue to identify and implement programs which improve our customer responsiveness and reduce costs.

          Build on our strategic alliances. Ando Electric Company, Ltd., a subsidiary of NEC Corporation, Japan's largest semiconductor manufacturer, is a leading test equipment manufacturer in Japan. We entered into a strategic alliance with Ando in April 1998 to expand the market in Japan for the Fusion testing platform, increase our research and development capacity, and obtain the benefits of their research and development activities. With Ando, Fusion became, we believe, the first and only test platform that will be produced by two suppliers, reducing the risk to our customers that their production requirements would not be met. In addition to Ando, we have established strategic alliances with companies specializing in different aspects of our business such as board repair and local sales and service. These alliances allow us to focus our resources on the development of Fusion, maintain flexibility in our business model, and expand our ability to provide our customers throughout the world with local support.

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

     The Fusion test platform combines our test station hardware with our enVision++ software. The Fusion platform is available in the Fusion HF and Fusion HT/AC configurations. These configurations depend primarily on the complexity of the device to be tested.

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

     iPTest Division

     Consistent with our business strategy to focus on the Fusion product family, we sold the iPTest product line in fiscal 2000. The iPTest division manufactured systems used to test specialized semiconductor components, such as power transistors. The percentage of net sales contributed by iPTest, compared to our total net sales, was 1.2%, or $3.8 million for the fiscal year ended July 31, 2000, 3.2%, or $5.1 million, for the fiscal year ended July 31, 1999, and 2.9%, or $5.6 million, for the fiscal year ended July 31, 1998.

Service

     We consider service to be an important aspect of our business. Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of components manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us, and labor warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell. Service revenue totaled $32.0 million, or 10.5% of net sales, in fiscal 2000, $28.9 million, or 18.4% of net sales, in fiscal 1999, and $32.2 million, or 16.4% of net sales, in fiscal 1998.

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

Engineering and Product Development

     The test equipment market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position will depend upon our ability to successfully enhance Fusion and develop new instrumentation, and to introduce these new products on a timely and cost-effective basis. We devote a significant portion of personnel and financial resources to the continued development of our single platform SOC capabilities, including embedded memory, digital and mixed signal core competencies. We also seek to maintain close relationships with our customers in order to be responsive to their product needs. Our expenditures for engineering and product development were $50.6 million, $34.8 million, and $47.8 million, during fiscal 2000, 1999, and 1998, respectively. In addition, through our alliance with Ando, we benefit from the engineering and product development resources that Ando is applying to the development of new options for Fusion at no incremental expense to us.

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

Sales and Distribution

     We sell our products primarily through a worldwide sales organization. Our sales organization is structured around key accounts, with a sales force of 22 people. In Japan, we sell, service and support Fusion and digital products through our alliance with Ando. We use a small number of independent sales representatives and distributors in certain other regions of the world.

     Our sales to customers outside the United States are primarily denominated in United States dollars. Sales outside North America were 62%, 61%, and 60%, of total sales in fiscal 2000, 1999, and 1998, respectively.

Strategic Alliances

     We entered into a development, manufacturing and marketing agreement with Ando, a Japanese test equipment manufacturer and an affiliate of NEC Corporation, in April 1998. The agreement has an initial term of six years. We granted Ando exclusive rights to manufacture and sell Fusion in Japan but retained exclusive rights to manufacture and sell Fusion to certain customers in Japan and to manufacture and sell Fusion outside of Japan. We also granted Ando a license to develop Fusion improvements for certain specific purposes, and, subject to certain conditions, a license to use, manufacture, and sell these improvements in Japan. We were granted rights to use, improve or modify these Ando improvements outside Japan. Ando is required to pay quarterly royalties on sales of Fusion in Japan.

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

     We have also established additional alliances that we believe will allow us to achieve strategic goals such as focusing our resources on the further development of Fusion, maintaining flexibility in our business model and expanding our ability to provide our customers throughout the world with local support. These alliances have also allowed us to provide more localized support. For example, DI Corporation, our partner in Korea, provides local sales and support to the Korean market resulting in improved communications for our customers and better market access for us. Flextech Holdings, based in Singapore, provides board repair services for our customers, providing quick repair turnarounds for our Asian customers and allowing us to focus on new product development.

Customers

     Our customers include many of the world's leading semiconductor device manufacturers. In fiscal year 2000, Texas Instruments accounted for 19%, Philips Semiconductor accounted for 13% and Vitesse Semiconductor Corporation accounted for 11% of net sales. No single customer accounted for 10% or more of net sales in fiscal 1999 or 1998. Customers that have ordered Fusion products include the following:

     Acer Labs                 Lucent Technologies         Samsung
     Amkor                     Maxim Integrated Devices    Siliconware
     AMS International         Motorola                    STATS
     ASE                       National Semiconductor      STMicroelectronics
     Hitachi                   On Semiconductor            Texas Instruments
     Hyundai                   Philips Semiconductor       UTAC
     Infineon Technologies     Qlogic                      Vitesse Semiconductor

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

Backlog

     At July 31, 2000, our backlog of unfilled orders for all products and services was $236.8 million, compared with $116.6 million at July 31, 1999. In current business conditions, test systems generally ship within six months of receipt of a customer's purchase order. While backlog is calculated on the basis of firm orders, all orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

Proprietary Rights

     The development of our products is largely based on proprietary information. We rely upon a combination of contract provisions, copyright, trademark and trade secret laws to protect our proprietary rights in products. We also have a policy of seeking U.S. patents on technology considered of particular strategic importance. Although we believe that the copyrights, trademarks and patents we own are of value, we believe that they will not determine our success, which depends principally upon our engineering, manufacturing, marketing and service skills. However, we intend to protect our rights when, in our view, these rights are infringed upon.

     We license some software programs from third party developers and incorporate them in our products. Generally, these agreements grant us non-exclusive licenses with respect to the subject program and terminate only upon a material breach by us. We believe that such licenses are generally available on commercial terms from a number of licensors.

     The use of patents to protect hardware and software has increased in the test equipment industry. We have at times been notified of claims that we may be infringing patents issued to others. Although there are no pending actions against us regarding any patents, no assurance can be given that infringement claims by third parties will not negatively impact our business and results of operations. As to any claims asserted against us, we may seek or be required to obtain a license under the third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, we could decide to resort to litigation to challenge such claims or a third party could resort to litigation to enforce such claims. Such litigation could be expensive and time consuming and could negatively impact our business and results of operations.

Employees

     At July 31, 2000, we employed 717 employees and 116 temporary workers. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We consider relations with our employees to be good.

Environmental Affairs

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. The Company does not anticipate that compliance with these laws and regulations will have a material effect on its capital expenditures, earnings or competitive position.

Item 2. Properties

     All of our facilities are leased. We have achieved worldwide ISO 9001 certification at our facilities. We maintain our headquarters in Westwood, Massachusetts, where corporate administration, sales and customer support and manufacturing and engineering are located in a 167,500 square foot facility under a lease which expires in 2009. In May 1995, we subleased to a third party a 208,000 square foot facility in Westwood, Massachusetts for a ten year term. Our lease of this facility expires in 2010. We also maintain an additional development facility in a 71,000 square foot building in San Jose, California. Our lease of this facility expires in 2004. We also lease sales and customer support offices at various locations in the United States totaling approximately 40,000 square feet.

     Our European headquarters is located in Woking, United Kingdom. We also maintain sales and support offices at other locations in Europe and in Asia. Office space leased in Asia and Europe totals approximately 113,816 square feet.

     We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3. Legal Proceedings

     The Company has no material pending legal proceedings other than routine litigation relating to its business.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2000.

                                    PART II

Item 5. Market Value for the Registrant's Common Stock and Related Security Holder Matters Market Prices for Common Stock

     Our common stock is quoted on the Nasdaq National Market under the symbol "LTXX". The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated:

                                                                                High         Low
                                                                                ----         ---
  Fiscal Year Ended July 31, 2000:
    First Quarter............................................................ $16 11/16    $10 3/8
    Second Quarter...........................................................  33 1/8       15 15/16
    Third Quarter............................................................  52 1/4       25
    Fourth Quarter...........................................................  48 5/8       20 5/8
  Fiscal Year Ended July 31, 1999:
    First Quarter  .......................................................... $ 3 7/8      $ 1
    Second Quarter  .........................................................   4 7/16       2
    Third Quarter  ..........................................................   6 29/32      3 7/16
    Fourth Quarter  .........................................................  14 1/2        6 1/8

     We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. In addition, our credit agreement with a bank contains certain covenants which prohibit us from paying cash dividends.

     As of September 1, 2000, we had approximately 1,052 stockholders of record of our common stock.

Item 6.  Selected Consolidated Financial Data

     The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2000 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. Prior period financial statements have been reclassified to conform to the fiscal year 2000 presentation. The reclassification had no impact on earnings for any period.

                                                                           Fiscal Years ended July 31
                                                                           --------------------------
                                                         1996           1997           1998          1999          2000
                                                         ----           ----           ----          ----          ----
                                                             (in thousands, except per share data and statistics)
Consolidated Statement of Operations Data:
Sales.................................................  $266,476       $194,343       $196,227      $157,326      $305,535
Cost of sales.........................................   150,319        119,699        127,837        93,451       161,078
Inventory provisions..................................     3,600          9,250         40,718            --            --
Engineering and product development expenses..........    34,402         35,521         47,757        34,828        50,582
Selling, general and administrative expenses..........    46,787         39,049         50,772        31,517        38,477
Restructuring charges.................................        --          6,750          6,272            --            --
                                                        --------       --------       --------      --------      --------
Income (loss) from operations.........................    31,368        (15,926)       (77,129)       (2,470)       55,398
Net interest (expense) income.........................       297            433            (21)         (941)        3,123
Gain on liquidation/sale of business units............        --             --             --         3,786            --
Provision (benefit) for income taxes..................     1,395            416          1,130            --       (20,214)
                                                        --------       --------       --------      --------      --------
Net income (loss).....................................  $ 30,270       $(15,909)      $(78,280)     $    375      $ 78,735
                                                        ========       ========       ========      ========      ========
Net income (loss) per share:
  Basic...............................................  $   0.89       $  (0.45)      $  (2.15)     $   0.01      $   1.84
  Diluted.............................................  $   0.82       $  (0.45)      $  (2.15)     $   0.01      $   1.70
Weighted-average common shares used in computing
 net income (loss) per shares:
  Basic...............................................    34,011         35,476         36,401        35,696        42,897
  Diluted.............................................    36,755         35,476         36,401        36,958        46,201
Consolidated Balance Sheet Data:
Working capital.......................................  $137,619       $115,118       $ 33,958      $ 47,915      $307,887
Property and equipment, net...........................    37,880         42,958         35,427        31,942        38,125
Total assets..........................................   235,319        213,546        141,019       147,993       456,504
Total debt............................................    36,348         32,372         25,476        27,477        26,108
Stockholders' equity..................................   155,039        140,198         55,950        58,928       339,676
Other Information (unaudited):
Current ratio.........................................      3.44           3.19           1.49          1.71          3.92
Asset turnover........................................      1.13           0.91           1.39          1.06          0.67
Debt as a percentage of total capitalization..........      19.0%          18.8%          31.3%         31.8%          7.1%
Additions to property and equipment (net).............  $ 20,006       $ 16,116       $  8,795      $  9,636      $ 17,850
Depreciation and amortization.........................    10,533         11,038         12,510        11,291        10,613

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. See "Business Risks".

Results of Operations

     The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of total net sales.

                                                                           Percentage of Net Sales
                                                                           -----------------------
                                                                              Year Ended July 31
                                                                              ------------------
                                                                 1998                   1999                   2000
                                                                 -----                  -----                  -----
Net Sales:..................................................        100.0%                 100.0%                 100.0%
  Cost of sales:............................................         65.1                   59.4                   52.7
     Inventory provisions...................................         20.8                    0.0                    0.0
     Gross profit...........................................         14.1                   40.6                   47.3

Engineering and product development expenses................         24.3                   22.1                   16.6
Selling, general and administrative expenses................         25.9                   20.0                   12.6
Restructuring charges.......................................          3.2                    0.0                    0.0
Income (loss) from operations...............................           NM                     NM                   18.1

Interest expense............................................           NM                     NM                   (0.7)
Interest income.............................................          1.0                    0.4                    1.7
Gain on liquidation/sale of business units..................          0.0                    2.4                    0.0
Income (loss) before income taxes...........................           NM                    0.2                   19.1
Provision (benefit) for income taxes  ......................          0.6                    0.0                   (6.6)
Net income (loss)...........................................           NM                    0.2                   25.7


     Fiscal 2000 Compared to Fiscal 1999.

     Net Sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales increased $148.2 million to $305.5 million in fiscal 2000 from $157.3 million in fiscal 1999, an increase of 94.2%. The increase in net sales was principally a result of the STE, or semiconductor test equipment, and semiconductor industries experiencing an increase in demand combined with key new sales account wins with Fusion. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $32.0 million, or 10.5% of net sales, in fiscal 2000 and $28.9 million, or 18.4% of net sales, in fiscal 1999. Geographically, sales to customers outside the United States were $189.2 million, or 62% of net sales, in fiscal 2000 and $95.7 million, or 61% of net sales, in fiscal 1999.

     Cost of Sales. Cost of sales consists of material, labor, depreciation and associated overhead. Cost of sales increased by $67.6 million to $161.1 million in fiscal 2000 from $93.5 million in fiscal 1999. As a percentage of net sales, cost of sales was 52.7% of net sales in fiscal 2000 as compared to 59.4% in fiscal 1999. The major reason for the year-to-year improvement in margin percentage relates to gaining the full benefits of our consolidation of our manufacturing operations and lower product cost as a percentage of net sales for our Fusion product line. Net sales of our Fusion products increased sequentially in each quarter in fiscal 1999 and fiscal 2000 which resulted in improved profit margins. Effective November 1, 1999, we changed our accounting policy to classify certain applications and engineering development costs previously reported in cost of sales to research and development expenses in our quarter ending January 31, 2000. Financial results for all prior periods have been reclassified to conform to the January 31, 2000 presentation. Under the prior method of classification, cost of sales would have been 57.2% and 65.5% of net sales for the year ended July 31, 2000 and July 31, 1999, respectively.

     Engineering and Product Development Expenses. Engineering and product development expenses were $50.6 million, or 16.6% of net sales, in fiscal 2000 as compared to $34.8 million, or 22.1% of net sales in fiscal 1999. The increase in expenditures is principally a result of a higher level of development expenses and key account support costs for our Fusion product line. Engineering and product development expenses include the reclassified applications and engineering development costs described in the previous paragraph. Under the prior method of classification, engineering and product development expenses would have been $36.8 million or 12.0% of net sales, and $25.2 million, or 16.0% of net sales, for fiscal 2000 and fiscal 1999, respectively.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $38.5 million or 12.6% of net sales in fiscal 2000 as compared to $31.5 million, or 20.0% of net sales in fiscal 1999. The increase in the selling, general and administrative expenses of $7.0 million for fiscal 2000 related to the marketing and selling expenses of the Fusion product line and support of key accounts, as well as $3.2 million of employee profit sharing.

       Interest Expense. Interest expense for fiscal year 2000 was $2.1 million as compared to $1.5 million for fiscal year 1999. The increase in expense is a result of an increase in outstanding bank loan balances with our domestic bank. The increased borrowings were used to support growth in working capital.

     Interest Income. Interest income was $5.2 million for fiscal 2000 as compared to $585,000 for fiscal 1999. The increase in interest income occurred because of the increase in our cash balance.

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

     Income Tax. In fiscal year 2000 we recorded a tax benefit of $20.2 million and recorded deferred tax assets. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. The remaining valuation allowance in fiscal 2000 relates to certain foreign losses and tax credits for which the reliability of future tax benefits is uncertain. No tax provision was recorded in fiscal 1999.

     Fiscal 1999 Compared to Fiscal 1998

     Net Sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales decreased $38.9 million to $157.3 million in fiscal 1999 from $196.2 million in fiscal 1998. The decrease in net sales was principally due to the industry-wide slowdown in the semiconductor industry which began in the latter half of fiscal 1998 and carried over to the first half of fiscal 1999. Net sales increased each quarter in fiscal 1999, as conditions in the semiconductor industry began to improve and as we began shipping Fusion products in increasing volumes to customers. Net sales in the four quarters of fiscal 1999 were $27.0 million, $33.7 million, $43.2 million, and $53.4 million. The last two quarters of fiscal 1999 reflected an industry-wide increase in demand for test equipment in general and an increase in demand for Fusion in particular. Net sales from our strategic alliance with Ando were $8.5 million of revenue in fiscal 1999 and $7.4 million in fiscal 1998, relating to the transfer of technology. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $28.9 million, or 18.4% of net sales, in fiscal 1999 and $32.2 million, or 16.4% of net sales, in fiscal 1998. Geographically, sales to customers outside the United States were $95.7 million, or 60.8% of net sales, in fiscal 1999 and $118.3 million, or 60.2% of net sales, in fiscal 1998.

     Cost of Sales. Cost of sales consists of material, labor, depreciation and associated overhead. Cost of sales decreased by $34.3 million to $93.5 million in fiscal 1999 from $127.8 million in fiscal 1998. As a percentage of net sales, cost of sales was 59.4% of net sales in fiscal 1999 as compared to 65.1% in fiscal 1998. The major reason for the year-to-year improvement in cost percentage on lower sales volume relates to consolidations of operations and workforce reductions, which resulted in a reduction in fixed overhead expenses and improved product margins as we began to ship Fusion products in increasing volumes starting in the second quarter of fiscal 1999.

     Effective November 1, 1999, we changed our accounting policy to classify certain applications and engineering development costs previously reported in cost of sales to research and development expenses in our quarter ending January 31, 2000. Financial results for all prior periods have been reclassified to conform to the January 31, 2000 presentation. Under the prior method of classification, cost of sales would have been 65.5% and 72.0% for the fiscal years ended July 31, 1999 and July 31, 1998, respectively.

     Engineering and Product Development Expenses. Engineering and product development expenses decreased by $13.0 million to $34.8 million, or 22.1% of net sales, in fiscal 1999 from $47.8 million, or 24.3% of net sales, in fiscal 1998. During fiscal 1998, we invested resources in the development of our Fusion single test platform for testing SOC devices. The level of development expenditures decreased year to year as important Fusion-related projects were completed. We intend to maintain and enhance our SOC test position by continuing to concentrate our future engineering and product development expenses on advanced functions and options for Fusion.

     Engineering and product development expenses include the reclassified applications and engineering development costs described in the previous paragraph. Under the prior method of classification, engineering and product development expenses would have been $25.2 million, or 16.0% of net sales, and $34.3 million, or 17.5% of net sales, for the fiscal years ended July 31, 1999 and July 31, 1998, respectively.

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

Liquidity and Capital Resources

     At July 31, 2000, we had $207.0 million in cash and equivalents and working capital of $307.9 million as compared to $19.9 million in cash and equivalents and $47.9 million of working capital at July 31, 1999. The increase in cash balance was primarily a result of net cash proceeds received from two public offerings of common stock totaling approximately $179.6 million, which were completed in October 1999 and April 2000. Working capital increased as a result of the increase in cash and increases in our accounts receivables and inventories in support of the growth in sales revenue in our Fusion product line.

     Accounts receivable from trade customers were $74.9 million at July 31, 2000, as compared to $37.0 million at July 31, 1999. The principal reason for the increase is a result of increasing sales revenue for Fusion products to new and existing accounts, along with increased sales as a result of higher demand generally in the STE and semiconductor industries. The reserve for sales returns allowances and doubtful accounts was $3.6 million, or 4.6% of gross accounts receivable on July 31, 2000 and $2.0 million, or 5.1% of gross accounts receivable, on July 31, 1999.

       Inventory increased by $27.1 million to $75.7 million at July 31, 2000 as compared to $48.6 million at July 31, 1999. The increase is directly attributable to the production ramp in the Fusion product as sales in that product line have increased sequentially each quarter since the quarter ended October 31, 1998.

     Capital expenditures totaled $17.9 million in fiscal 2000 as compared to $9.6 million for fiscal year 1999. The principal reason for the $8.3 million increase in expenditures relate to the addition of board test equipment and system test cell capacity supporting the growth of the Fusion product line. Capital investments were made to improve the efficiencies of our test and integration cycle time.

     On October 1, 1999, we renegotiated our $10.0 million domestic credit facility with our current lender. The facility is secured by all of our assets and bears interest at the bank's prime rate plus 0.5%. Borrowing availability under the facility is based on a formula of eligible domestic accounts receivable. In addition, we entered into an agreement with the same bank that provides us with a $5.0 million line of credit that bears interest at prime plus 0.5%. Borrowing availability under this facility is based on a formula of eligible foreign accounts receivable and inventories and is guaranteed by the Export-Import Bank of the United States. Outstanding borrowings at July 31,

2000 were $5.7 million under the domestic credit facility and $4.0 million under the foreign accounts receivable line facility. We anticipate that cash flow from operations combined with available cash balances and credit facility enhancements will be adequate to fund our currently proposed operating activities for the next twelve months.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities amended by SFAS 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.133 - Amendment of SFAS No. 133 (combined "SFAS 133")". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). This statement could increase volatility in earnings and other comprehensive income for companies with applicable contracts. The Company does not use derivative financial instruments for speculative trading purposes, and does not currently hedge foreign currency exposure to offset the effects of changes in foreign exchange rates. Therefore, the Company does not expect this statement to have a material impact on the Financial Statements.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An interpretation of APB Opinion No. 25 ("FIN 44")". FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

     The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," on December 3, 1999. On June 26, 2000 the SEC staff announced that they are delaying the required implementation date for SAB No. 101 with the issuance of SAB No. 101B. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerning customer acceptance and installation terms may have a significant impact on the timing of the Company's revenue recognition. The Company expects additional SEC guidance on SAB 101 shortly and will evaluate possible changes to its acceptance and installation practices. The SEC guidance will be adopted in the fourth quarter of fiscal year 2001 by recording the effect of any prior revenue transaction affected as a "cumulative effect of change of a change in accounting principle" as of May 1, 2001.

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

     Our Dependence on International Sales and Non-U.S. Suppliers Involves Significant Risk.

     International sales have constituted a significant portion of our net sales in recent years, and we expect that this composition will continue. International sales accounted for 62% of our net sales in fiscal year 2000, 61% of our net sales in fiscal year 1999, and 60% of our net sales in fiscal year 1998. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our net sales and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in net sales or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

     The Market for Semiconductor Test Equipment is Highly Concentrated, and We Have Limited Opportunities to Sell Our Products.

     The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 74% of net sales in fiscal year 2000, 60% of net sales in fiscal year 1999, and 55% of net sales in fiscal year 1998. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our net sales, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

     In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The process of qualifying subcontractors and suppliers is a lengthy process. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components. Each is a sole source supplier of components manufactured in accordance with our proprietary design and specifications. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. Vitesse Semiconductor is also a Fusion customer.

     Economic Conditions in Asia May Hurt Our Sales.

     Asia is an important region for our customers in the semiconductor industry, and many of them have operations there. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 48% of our net sales in fiscal year 2000 and 45% of our net sales in fiscal 1999 were derived from this region. In light of the recent economic downturn in Asia, we may not be able to obtain additional orders and may experience cancellations of orders. If conditions do not continue to improve, our future financial condition, revenues, and operating results could be hurt.

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

     Our Stock Price Is Volatile.

     In the twelve month period ended July 31, 2000, the closing sale price per share of our stock ranged from a low of $10.38 to a high of $52.25. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

     Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $26.1 million as of July 31, 2000 and in foreign currency exchange rates. We do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short term bank debt bears interest at a variable rate of prime plus 1%. Long term debt interest rates are fixed for the term of the notes.

     Foreign Exchange Risk

     Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 2000, our revenues derived from sales outside the United States constituted 62% of our total revenues. Revenues invoiced and collected in currencies other than U.S. dollars comprises 9% of our fiscal 2000 revenues. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

     On October 1, 1999, the Company renegotiated its $10.0 million domestic credit facility with its current lender. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 0.5%. Borrowing availability under the facility is based on a formula of eligible domestic accounts receivable. In addition, the Company entered into an agreement with the same bank that provides the Company with a $5.0 million line of credit that bears interest at prime plus 0.5%. Borrowing availability under this facility is based on a formula of eligible foreign accounts receivable and inventories and is guaranteed by the Export-Import Bank of the United States. As of July 31, 2000, $9.7 million was outstanding under this facility and the interest rate was 10.0%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $97,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Item 8.   Financial Statements and Supplementary Data

                                LTX CORPORATION

                          CONSOLIDATED BALANCE SHEET
                       (In thousands, except share data)

                                                                                                   July 31,
                                                                                         ---------------------------
                                                                                           1999              2000
                                                                                         ---------         ---------
 ASSETS
Current assets:
     Cash and equivalents..........................................................      $  19,936         $ 206,973
     Accounts receivable, net of allowances of $2,027 and $3,648...................         37,043            74,940
     Accounts receivable--other....................................................          4,324             6,875
     Inventories...................................................................         48,551            75,671
     Deferred tax asset............................................................              -            38,795
     Other current assets..........................................................          5,795            10,222
                                                                                         ---------         ---------
          Total current assets.....................................................        115,649           413,476
Property and equipment, net........................................................         31,942            38,125
Other assets.......................................................................            402             4,903
                                                                                         ---------         ---------
          Total assets.............................................................      $ 147,993         $ 456,504
                                                                                         =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable.................................................................      $   5,472         $   9,725
     Current portion of long-term debt.............................................            674             5,144
     Accounts payable..............................................................         37,439            43,042
     Deferred revenues and customer advances.......................................         11,391            23,096
     Accrued restructuring charges.................................................          2,263             2,263
     Other accrued expenses........................................................         10,495            22,319
                                                                                         ---------         ---------
          Total current liabilities................................................         67,734           105,589
Long-term debt, less current portion...............................................         14,023            11,239
Convertible subordinated debentures................................................          7,308                --
Stockholders' equity:
Common stock, $0.05 par value:
     100,000,000 shares authorized; 38,732,540 and 50,131,240 shares issued;
        36,185,040 and 47,583,740 shares outstanding...............................          1,936             2,518
Additional paid-in capital.........................................................        199,778           401,209
Accumulated deficit................................................................       (131,025)          (52,290)
Less--Treasury stock (2,547,500 shares), at cost...................................        (11,761)          (11,761)
                                                                                         ---------         ---------
          Total stockholders' equity...............................................         58,928           339,676
                                                                                         ---------         ---------
          Total liabilities and stockholders' equity...............................      $ 147,993         $ 456,504
                                                                                         =========         =========

  The accompanying notes are an integral part of these consolidated financial statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                      Year ended July 31,
                                                                              ------------------------------------
                                                                                1998          1999          2000
                                                                              --------      --------      --------
Net sales.................................................................    $196,227      $157,326      $305,535
Cost of sales.............................................................     127,837        93,451       161,078
Inventory provisions......................................................      40,718            --            --
                                                                              --------      --------      --------
Gross profit..............................................................      27,672        63,875       144,457
Engineering and product development expenses..............................      47,757        34,828        50,582
Selling, general and administrative expenses..............................      50,772        31,517        38,477
Restructuring charges.....................................................       6,272            --            --
                                                                              --------      --------      --------
Income (loss) from operations.............................................     (77,129)       (2,470)       55,398
Other income (expense):
     Interest expense.....................................................      (1,898)       (1,526)       (2,065)
     Interest income......................................................       1,877           585         5,188
     Gain on liquidation/sale of business units...........................          --         3,786            --
                                                                              --------      --------      --------
Income (loss) before income taxes.........................................     (77,150)          375        58,521
Provision (benefit) for income taxes......................................       1,130            --       (20,214)
                                                                              --------      --------      --------
Net income (loss).........................................................    $(78,280)     $    375      $ 78,735
                                                                              ========      ========      ========
Net income (loss) per share:
     Basic................................................................    $  (2.15)     $   0.01      $   1.84
                                                                              ========      ========      ========
     Diluted..............................................................    $  (2.15)     $   0.01      $   1.70
                                                                              ========      ========      ========
Weighted-average common shares used in computing net income (loss)
 per share:
  Basic...................................................................      36,401        35,696        42,897
                                                                              ========      ========      ========
  Diluted.................................................................      36,401        36,958        46,201
                                                                              ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements

                                LTX CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                            For the Three Years Ended July 31, 2000

                                                                Additional                               Total
                                              Common Stock       Paid-In    Accumulated   Treasury   Stockholders'
                                              ------------
                                             Shares     Amount   Capital      Deficit       Stock        Equity
                                             ------     ------   -------      -------       -----        ------
Balance at July 31, 1997................   36,677,168    1,881     195,798      (53,120)    (4,361)        140,198
                                           ----------   ------    --------    ---------   --------        --------
Exercise of stock options...............      108,515        6         301           --         --             307
Issuance of shares under
 employees' stock purchase
 plan...................................      291,257       15       1,110           --         --           1,125
Acquisition of treasury stock...........   (1,600,000)      --          --           --     (7,400)         (7,400)
Net loss................................           --       --          --      (78,280)        --         (78,280)
                                           ----------   ------    --------    ---------   --------        --------
Balance at July 31, 1998................   35,476,940    1,902     197,209     (131,400)   (11,761)         55,950
Exercise of stock options...............      411,854       20         975           --         --             995
Issuance of shares under
 employees' stock purchase
 plan...................................      296,246       14         969           --         --             983
Amortization of deferred
 Compensation...........................           --       --         625           --         --             625
Net income..............................           --       --          --          375         --             375
                                           ----------   ------    --------    ---------   --------        --------
Balance at July 31, 1999................   36,185,040    1,936     199,778     (131,025)   (11,761)         58,928
Common stock offerings..................    9,173,270      459     179,091           --         --         179,550
Exercise of stock options...............    1,701,796       85       5,268           --         --           5,353
Tax benefit from the exercise of stock
 options................................           --       --       8,211           --         --           8,211

Conversion of subordinated debentures to
 common stock...........................      405,984       20       7,178           --         --           7,198

Issuance of shares, under
 employees' stock purchase
 plan...................................      117,650       18       1,683           --         --           1,701
Net income..............................           --       --          --       78,735         --          78,735
                                           ----------   ------    --------    ---------   --------        --------
Balance at July 31, 2000................   47,583,740   $2,518    $401,209    $ (52,290)  $(11,761)       $339,676
                                           ==========   ======    ========    =========   ========        ========

  The accompanying notes are an integral part of these consolidated financial statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       (In thousands except share data)

                                                                                             Year ended July 31,
                                                                                  -----------------------------------------
                                                                                       1998           1999          2000
                                                                                     --------       --------      --------
Cash Flows from Operating Activities:


Net income (loss)..............................................................      $(78,280)      $    375      $ 78,735
  Add (deduct) non-cash items:
    Depreciation and amortization..............................................        12,510         11,291        10,613
    Deferred tax benefit.......................................................            --             --       (21,200)
    Gain on liquidation/sale of business units.................................            --         (3,786)           --
    Charge for excess inventory................................................        40,718             --            --
    Translation loss (gain)....................................................           (47)           737          (239)
 (Increase) decrease in:
  Accounts receivable..........................................................         2,842         (2,983)      (36,876)
  Inventories..................................................................       (21,529)       (11,204)      (37,079)
  Other current assets.........................................................           383         (2,154)       (4,418)
  Other assets.................................................................           313            (51)       (1,268)
 Increase (decrease) in:
  Accounts payable.............................................................         1,753         11,560         5,526
  Accrued expenses and restructuring charges...................................         1,124         (8,322)        2,371
  Deferred revenues and customer advances......................................         9,889         (9,449)        5,446
                                                                                     --------       --------      --------
  Net cash used in operating activities........................................       (30,324)       (13,986)       (1,611)
                                                                                     --------       --------      --------
Cash Flows from Financing Activities:
 Proceeds from sale of business unit...........................................            --          2,000            --
 Expenditures for property and equipment.......................................        (8,795)        (9,636)      (17,850)
                                                                                     --------       --------      --------
 Net cash used in investing activities.........................................        (8,795)        (7,636)      (17,850)
                                                                                     --------       --------      --------
Cash Flows from Financing Activities:
 Proceeds from stock plans:
  Employees' stock purchase plan...............................................         1,124            983         1,701
  Exercise of stock options....................................................           308            995         5,353
 Proceeds of equity offerings..................................................            --             --       179,550
 Advances of short-term notes payable..........................................            --         33,204        50,010
 Payment of short-term notes payable...........................................          (520)       (28,499)      (46,093)
 Proceeds from lease financing.................................................         1,451         10,615        12,744
 Payments of long-term debt....................................................        (5,253)        (1,174)         (141)
                                                                                     --------       --------      --------
 Net cash provided by (used in) financing activities...........................        (2,890)        16,124       203,124
                                                                                     --------       --------      --------
Effect of exchange rate changes on cash........................................          (682)           325           152
                                                                                     --------       --------      --------
 Net (decrease) increase in cash and equivalents...............................       (42,691)        (5,173)      187,037
Cash and equivalents at beginning of year......................................        67,800         25,109        19,936
                                                                                     --------       --------      --------
Cash and equivalents at end of year............................................      $ 25,109       $ 19,936      $206,973
                                                                                     ========       ========      ========
Supplemental Disclosures of Cash Flow Information:
 Cash paid (received) during the year for:
  Interest.....................................................................      $  2,062       $  1,263      $ (2,398)
                                                                                     ========       ========      ========
  Income taxes.................................................................      $    716       $    757      $  1,536
                                                                                     ========       ========      ========
Supplemental Disclosure of Non-Cash Financing Activities:
 1,600,000 shares of LTX Common Stock received by LTX as consideration for certain marketing, sales and manufacturing rights and held in
  treasury.....................................................................      $  7,400       $     --      $     --
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

     Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a gain of $239,000, a loss of $737,000, and a gain of $47,000 in fiscal 2000, 1999, and 1998 respectively. The gain of $239,000 in fiscal 2000 was principally due to transaction gains relating to fluctuations in the Japanese yen. Transaction gains and losses are included in the consolidated results of operations.

     Revenue Recognition

     Revenue from product sales and related warranty costs are recognized at the time of shipment. Service revenues are recognized over the applicable contractual periods or as services are performed. Service revenue totaled $32.0 million, or 10.5% of net sales, in fiscal 2000, $28.9 million, or 18.4% of net sales, in fiscal 1999, and $32.2 million, or 16.4% of net sales, in fiscal 1998. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

                                LTX CORPORATION

     During April 1998 Ando Electric Co., Ltd. (Ando) paid the Company $17.4 million in cash and LTX Common Stock for the rights to manufacture, market and develop LTX's Fusion product for Japanese customers. The Company recognized $7.4 million of revenue during fiscal 1998 for the sale of its marketing and development rights. The Company deferred $10.0 million of revenue related to the manufacturing rights and transfer of technology knowledge. The $10.0 million is being recognized on a percentage of completion basis over the period in which the Company completes the transfer of the manufacturing and technology rights. The Company recognized $8.5 million of the deferred revenue in fiscal 1999 and recognized the remaining $1.5 million in the first quarter of fiscal 2000. In addition, the Company will receive future royalty payments which will be recognized as revenue in the period earned.

     The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. On June 26, 2000 the SEC staff announced that they are delaying the required implementation date for SAB No. 101 with the issuance of SAB No. 101B. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerning customer acceptance and installation terms may have a significant impact on the timing of the Company's revenue recognition. The Company expects additional SEC guidance on SAB 101 shortly and will evaluate possible changes to its acceptance and installation practices. The SEC guidance will be adopted in the fourth quarter of fiscal year 2001 by recording the effect of any prior revenue transaction affected as a "cumulative effect of change of a change in accounting principle" as of May 1, 2001.

     Engineering and Product Development Costs

     The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, relating to certain software development costs, were insignificant.

     Income Taxes

     Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which were not significant, in the past since it reinvested those earnings. In fiscal year 2000 a tax benefit of $20.2 million for certain deferred tax assets was recorded. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that the Company will meet our expectations of future income. The remaining valuation allowance in fiscal 2000 relates to certain foreign losses and tax credits for which the realization of future tax benefits is uncertain. No tax provision was recorded in fiscal 1999.

     Net Income (Loss) per Share

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

                                LTX CORPORATION

     A reconciliation between basic and diluted earnings per share is as follows:

                                                                                   Fiscal Year Ended July 31,
                                                                              -------------------------------------
                                                                              (in thousands, except per share data)
                                                                                1998           1999          2000
                                                                              --------       --------      --------
     Net income (loss)...................................................     $(78,280)      $    375      $ 78,735
     Basic EPS
        Basic common shares..............................................       36,401         35,696        42,897
        Basic EPS........................................................     $  (2.15)      $    .01      $   1.84
     Diluted EPS
        Basic common shares..............................................       36,401         35,696        42,897
        Plus: impact of stock options and warrants.......................           --          1,262         3,304
                                                                              --------       --------      --------
     Diluted common shares...............................................       36,401         36,958        46,201
        Diluted EPS......................................................     $  (2.15)      $    .01      $   1.70

     Options to purchase 112,500 shares of common stock in 2000, 60,000 shares in 1999 and 3,966,793 in 1998 were outstanding during the years then ended, but were not included in the year to date calculation of diluted net income per share because either the options' exercise price was greater than the average market price of the common shares during those periods, or the effect of including the options would have been anti-dilutive in effect.

     Financial Instruments

     Cash and Short-Term Investments

     The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements and commercial paper. In accordance with the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments in debt securities are classified as trading, available-for-sale or held-to-maturity. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Held-to-maturity securities are stated at amortized cost with premiums and discounts amortized to interest income over the life of the investment.

     The Company has no short-term investments as of July 31, 2000 and July 31, 1999. The fair market value of cash equivalents and short-term investments is substantially equal to the amortized cost, due to the short period of time to maturity, which is less than one year.

     Fair Value

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires that disclosure be made of estimates of the fair value of financial instruments. The fair value of the Company's notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At July 31, 2000 and 1999, the carrying value of $9,725,000 and $5,472,000, respectively, for short-term bank debt and $16,383,000 and $14,697,000, respectively, for long-term debt, including current portion, approximates fair value. During fiscal year 2000 the Company called the $7,308,000 of its 7/1//4% Convertible Subordinated Debentures due 2011 for redemption. These debentures had a conversion price of $18.00 and all of these outstanding debentures were converted into 405,984 shares of common stock of the Company. For all other balance sheet financial instruments, the carrying amount approximates fair value.

                                LTX CORPORATION

Inventories

     Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                     As of July 31,
                                              ---------------------------
                                                     (in thousands)
                                                1999               2000
                                              --------           --------
     Raw materials.......................     $ 22,380           $ 31,085
     Work-in-process.....................       18,107             30,194
     Finished goods......................        8,064             14,392
                                              --------           --------
                                              $ 48,551           $ 75,671
                                              ========           ========

     Property and Equipment

     Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Property and equipment are summarized as follows:

                                                              As of July 31,
                                                       ------------------------------       Depreciable
                                                               (in thousands)               -----------
                                                                                           Life in Years
                                                                                           -------------
                                                         1999                  2000
                                                       --------              --------
Machinery and equipment..............................  $ 97,670              $111,308           3-5
Office furniture and equipment.......................    11,395                 8,388           3-7
Leasehold improvements...............................     7,638                 9,760    10 or term of lease
                                                       --------              --------
                                                        116,703               129,456
Less: Accumulated depreciation and amortization......   (84,761)              (91,331)
                                                       --------              --------
                                                       $ 31,942              $ 38,125
                                                       ========              ========

     Reclassifications

     Prior year financial statements have been reclassified to conform to the 1999 presentation. The reclassification had no impact on earnings for the prior period.

     Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities amended by SFAS 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No.133 - Amendment of SFAS No. 133 (combined "SFAS 133")". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). This

                                LTX CORPORATION
statement could increase volatility in earnings and other comprehensive income for companies with applicable contracts. The Company does not use derivative financial instruments for speculative trading purposes, and does not currently hedge foreign currency exposure to offset the effects of changes in foreign exchange rates. Therefore, the Company does not expect this statement to have a material impact on the financial statements.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An interpretation of APB Opinion No. 25 ("FIN 44")". FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.


3.   NOTES PAYABLE

     On October 1, 1999, the Company renegotiated its $10.0 million domestic credit facility with the current lender. The facility is secured by all of our assets and bears interest at the bank's prime rate plus 0.5%. Borrowing availability under the facility is based on a formula of eligible domestic accounts receivable. In addition, the Company entered into an agreement with the same bank that provides the Company with a $5.0 million line of credit that bears interest at prime plus 0.5%. Borrowing availability under this facility is based on a formula of eligible foreign accounts receivable and inventories and is guaranteed by the Export-Import Bank of the United States. Outstanding borrowings at July 31, 2000 were $5.7 million under the domestic credit facility and $4.0 million under the foreign accounts receivable line facility.


4.   LONG-TERM DEBT

     Long-term debt consist of the following:

                                                                                           As of July 31,
                                                                                           (in thousands)
                                                                                       ----------------------
                                                                                         1999          2000
                                                                                       --------      --------
     Subordinated note payable....................................................     $ 12,000      $ 12,000
     Lease purchase obligations at various interest rates, net of deferred
         interest.................................................................        2,697         4,383
                                                                                       --------      --------
                                                                                         14,697        16,383
     Less: current portion........................................................         (674)       (5,144)
                                                                                       --------      --------
                                                                                        $14,023      $ 11,239
                                                                                        =======      ========

     The subordinated note payable bears interest at 5.5% at July 31, 2000 and at July 31, 1999, which is payable semi-annually and has semi-annual principal payments of $2,000,000, which began in January 1997. The Company renegotiated the terms of the note in fiscal 1999 and principal payments were deferred until January 2001 at which time semi-annual installments in the amount of $2.0 million will begin until the note's maturity date of July 2003. The note is unsecured and is subordinated in right of payment to senior indebtedness of the Company. In connection with this note, the Company issued a warrant to purchase up to 2,000,000 shares of common stock during the term of the note (see Note 7). Lease purchase obligations of $4,383,000 and $2,697,000 at July 31, 2000 and July 31, 1999 represent capital leases on equipment.

                                LTX CORPORATION

5.   CONVERTIBLE SUBORDINATED DEBENTURES

     On April 25, 1986, the Company issued and sold at par $35,000,000 of 71/4% Convertible Subordinated Debentures due 2011. As of March 24, 2000 the Company called the remaining $7,308,000 of the original issue of $35,000,000 Convertible Subordinated Debentures. These debentures had a conversion price of $18.00 and all of these outstanding debentures were converted into 405,984 shares of common stock of the Company. Interest was payable semi-annually on April 15 and October 15. Since the debentures were called in March, 2000 only one interest payment was paid this fiscal year.

6.   INCOME TAXES

     The components of the provision (benefit) for income taxes consist of the following:

                                                                                 Year ended July 31,
                                                                                   (in thousands)
                                                                          1998           1999          2000
                                                                        --------       --------      --------
     Currently payable:
        Federal.....................................................    $   (818)            --            --
        State.......................................................        (526)            --            --
        Foreign.....................................................         274             --           986
                                                                        --------       --------      --------
     Total current..................................................    $ (1,070)            --      $    986
                                                                        --------       --------      --------
     Deferred:
        Federal.....................................................    $  2,200             --      $(18,853)
        State.......................................................          --             --        (2,347)
        Foreign.....................................................          --             --            --
                                                                        --------       --------      --------
     Total deferred.................................................    $  2,200             --      $(21,200)
                                                                        --------       --------      --------
     Total tax provision (benefit)..................................    $  1,130             --     ($ 20,214)
                                                                        ========       ========      ========

     Reconciliations of the U.S. federal statutory rate to the Company's effective tax rate are as follows:

                                                                                Year ended July 31,
                                                                          1998           1999          2000
                                                                        --------       --------      --------
     U.S. Federal statutory rate....................................        (35.0)%        35.0%         35.0%
     State income taxes, net of Federal income tax effect...........         (0.7)          6.0           5.0
     Foreign income taxes...........................................          0.4           1.3           0.0
     Change in valuation allowance..................................         31.5       2,490.0         (65.4)
     Net foreign losses not benefited/(gains) not provided..........          4.5      (2,532.3)          0.0
     Tax credits....................................................           --            --          (5.1)
     Other, net.....................................................          0.8            --          (4.0)
     Effective tax rate.............................................          1.5%          0.0%        (34.5)%

     The temporary differences and carryforwards that created the deferred tax assets and liabilities as of July 31, 2000, and 1999 are as follows:

                                                                             As of July 31,
                                                                             (in thousands)
                                                                          1999           2000
                                                                        --------       --------
     Deferred tax assets:
        Net operating loss carryforward.............................    $ 31,276       $  8,814
        Tax credits.................................................       2,400         12,248
        Disqualifying dispositions on stock options.................          --          8,211
        Inventory valuation reserves................................       5,654          3,286
        Restructuring charges.......................................         774            884
        Spares amortization.........................................       2,446          1,598
        Unearned service revenues...................................       2,364          8,940
        Other.......................................................       2,495          3,917
     Total deferred tax assets......................................      47,409         47,898

                                LTX CORPORATION

        Valuation allowance.........................................     (47,335)        (9,103)
                                                                        --------       --------
     Net deferred tax assets........................................          74         38,795
     Deferred tax liabilities:
        Depreciation................................................         (74)            --
           Total deferred tax liabilities...........................         (74)            --
                                                                        --------       --------
     Net deferred taxes recorded....................................    $     --       $ 38,795
                                                                        ========       ========

     The remaining valuation allowance in fiscal 2000 relates to certain foreign losses and tax credits for which the reliability of future test benefits is uncertain. The valuation allowance in fiscal 1999 related to the uncertainty surrounding the realization of the deferred tax assets.

7.   STOCKHOLDERS' EQUITY

     Treasury Stock

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

     Rights Agreement

     The Board of Directors of the Company adopted a Rights Agreement, dated as of April 30, 1999, between the Company and Bank Boston, N.A., as rights agent, to replace its 1989 rights plan. In connection therewith, the Board distributed one common share purchase right for each share of common stock then or thereafter outstanding. The rights will become exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer that would result in ownership of 15% or more of the common stock. Initially, each right will entitle a stockholder to buy one share of common stock of the Company at a purchase price of $45.00 per share, subject to significant adjustment depending on the occurrence thereafter of certain events. Before any person or group has acquired 15% or more of the common stock of the Company, the rights are redeemable by the Board of Directors at $0.001 per right. The rights expire on April 30, 2009 unless redeemed by the Company prior to that date.


8.   EMPLOYEE BENEFIT PLANS

     Stock Option Plans

     The Company has three stock option plans: the 1999 Stock Plan (1999 Plan), the 1990 Stock Option Plan (1990 Plan) and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (U.K. Plan).

     The 1999 Plan, 1990 Plan and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value of the date of grant. The 1999 Plan and the 1990 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under the plans are exercisable over vesting periods, which

                                LTX CORPORATION
are typically three years beginning one year from the date of grant. In December 1997, the stockholders of the Company approved an increase to the number of shares of common stock that may be granted under the 1990 Plan, through October 2000, from 3,700,000 shares to 5,225,000 shares. At July 31, 2000, 1,292,000 shares were subject to future grant under the 1999 Plan, 8,261 shares were subject to future grant under the 1990 Plan and 37,826 shares were subject to future grant under the U.K. Plan.

     On December 14, 1998, the Company repriced stock options representing 1,580,510 shares with an average exercise price of $4.57 to $2.81, the market price at December 14. A total of 1,051,857 options of common stock granted to the directors and executive officers of the Company were not repriced.

     Compensation Expense

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS
123)," which requires employee stock-based compensation to be either recorded or disclosed at its fair value. As permitted by SFAS 123, the Company has elected to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25. Had compensation costs for awards in fiscal 2000, 1999 and 1998 the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company's net income (loss) and net income
(loss) per share would have been as follows:

                                                            Year ended July 31,
                                                 -------------------------------------------
                                                       (in thousands except per share)
                                                 -------------------------------------------
                                                   1998              1999             2000
                                                 --------          --------         --------
     Net income (loss):
       As reported.........................      $(78,280)         $    375         $ 78,735
       Pro forma...........................       (81,154)           (8,735)          73,915
     Net income (loss) per share:
       Basic
        As reported........................         (2.15)              .01             1.84
        Pro forma..........................         (2.23)             (.25)            1.72
       Diluted
        As reported........................         (2.15)              .01             1.70
        Pro forma..........................         (2.23)             (.24)            1.60

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

                                                              Year ended July 31,
                                                 --------------------------------------------
                                                    1998             1999             2000
                                                 ----------       ----------       ----------
     Volatility............................              79%              80%              86%
     Dividend yield........................               0%               0%               0%
     Risk-free interest rate...............            4.44%            6.18%            6.15%
     Expected life of options..............      7.95 years       7.36 years       4.82 years

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

                                LTX CORPORATION

                             Stock Option Activity

                                                      1998                      1999                       2000
                                                  ------------              ------------              -------------
                                                                 Weighted                  Weighted                   Weighted
                                                                 ---------                 ---------                  ---------
                                                                  Average                   Average                    Average
                                                                 ---------                 ---------                  ---------
                                                   Number of     Exercise    Number of     Exercise     Number of     Exercise
                                                  ------------   ---------  ------------   ---------  -------------   ---------
                                                     Shares        Price       Shares        Price       Shares         Price
                                                  ------------   ---------  ------------   ---------  -------------   ---------
Options outstanding, beginning of year..........     3,260,283   $    3.94     4,186,793   $    4.26      5,295,555   $    4.74
Granted/repriced................................     1,178,250        4.57     3,683,967        4.88        300,900       24.58
Exercised.......................................      (108,515)       2.83      (411,854)       2.49     (1,761,680)       3.16
Forfeited/repriced..............................      (143,225)       4.96    (2,163,351)       4.51         (9,695)       4.93
Options outstanding, end of year................     4,186,793        4.26     5,295,555        4.74      3,825,080        7.01
Options exercisable.............................     1,612,478        3.46     1,492,123        3.38      1,455,023        4.90
Options available for grant.....................     1,105,626                   720,262                  1,338,087
Weighted average fair value of options
 granted during year............................                 $    3.55                 $    3.81                  $   17.33

   As of July 31, 2000, the status of the Company's outstanding and exercisable options is as follows:

                                    Options Outstanding                                          Options Exercisable
                          --------------------------------------                       --------------------------------------
                                                   Weighted
                                              ------------------
                                                   Average             Weighted                                 Weighted
                                              ------------------  -------------------                      ------------------
          Range of              Number            Remaining             Average              Number              Average
    --------------------  ------------------  ------------------  -------------------  ------------------  ------------------
     Exercise Price ($)      Outstanding       Contractual Life   Exercise Price ($)      Exercisable      Exercise Price ($)
    --------------------  ------------------  ------------------  -------------------  ------------------  ------------------
             0.00- 4.63            1,637,504                 7.4                3.10              746,644                2.88
             4.64- 9.25            1,829,076                 8.0                7.48              648,379                6.62
             9.26- 13.88             122,500                 7.2               12.20               60,000               11.44
            13.89- 18.50             123,500                 9.4               18.07                   --                  --
            18.51- 37.00              44,500                 9.8               33.63                   --                  --
            37.01- 41.63              37,500                 9.6               37.75                   --                  --
            41.64- 46.25              30,500                 9.6               46.25                   --                  --
                                   ---------                 ---               -----            ---------               -----
                                   3,825,080                 7.8                7.01            1,455,023                4.90
                                   =========                 ===               =====            =========               =====

   Employees' Stock Purchase Plan

   In December 1993, the stockholders of the Company approved the adoption of the 1993 Employees' Stock Purchase Plan, which replaced the 1983 Employees' Stock Purchase Plan, which expired in December 1993. Under this plan, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The plan limited the number of shares which can be issued for any semi-annual plan period to 150,000 shares. In 1999, the shareholders of the Company increased the number of shares which can be issued over the term of the plan to 3,000,000 shares. At July 31, 2000, 1,171,322 shares were available for future issuance under this plan.

   Other Compensation Plans

   In fiscal 1996, the Company established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed semi-annually to all employees. The Company based on this Profit Sharing Bonus Plan distributed to all eligible employees approximately $3,227,000, $0, and $0, for fiscal years 2000, 1999, and 1998, respectively.

   In addition, the Company has a 401(k) Growth and Investment Program. Eligible employees may make voluntary contributions to this plan through a salary reduction contract up to the statutory limit or 15% of their annual compensation. In fiscal 1996, the Company began matching employees' voluntary contributions to the plan, up to certain prescribed limits. These Company contributions vest at a rate of 20% per year. The Company resumed matching contributions in October of fiscal 2000 after ceasing the matching of contributions in October of fiscal

                                LTX CORPORATION

1999. The total charge to expense under this plan was approximately $1,780,000, $152,000 and $1,056,000 for fiscal 2000, 1999, and 1998, respectively.


9. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

   The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits ("ICs").

   In fiscal year 2000, sales to three customers accounted for 19%, 13% and 11% of net sales, respectively. No single customer accounted for greater than 10% of total sales revenue in fiscal 1999 and fiscal 1998. Sales to the top ten customers were 74%, 60%, and 55%, of net sales in fiscal 2000, 1999, and 1998, respectively.

   The Company's operations by geographic segment for the three years ended July 31, 2000 are summarized as follows:

                                                                                        Year ended July 31,
                                                                                        -------------------
                                                                                           (in thousands)
                                                                                           --------------
                                                                           1998                1999             2000
                                                                         --------            --------         --------
Sales to unaffiliated customers:
  United States......................................................    $ 77,905            $ 61,603         $116,375
  Taiwan.............................................................      37,070              27,799           55,620
  Japan..............................................................      26,655              11,645            8,030
  Singapore..........................................................      20,270              18,156           67,545
  All other countries................................................      34,327              38,123           57,965
                                                                         --------            --------         --------
Total sales to unaffiliated customers................................     196,227             157,326          305,535
                                                                         --------            --------         --------
Long-lived assets:
  United States......................................................      24,342              24,965           30,847
  Taiwan.............................................................       1,300               1,175              915
  Japan..............................................................       2,116                  59               53
  Singapore..........................................................       4,702               3,695            3,290
  All other countries................................................       2,967               2,048            3,020
                                                                         --------            --------         --------
Total long-lived assets..............................................    $ 35,427            $ 31,942         $ 38,125
                                                                         ========            ========         ========

   Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary's sale and support efforts. Sales to customers in North America are 99% within the United States.

                                LTX CORPORATION

10. COMMITMENTS

    The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments net of sublease proceeds under noncancelable leases at July 31, 2000, are as follows:

                                                                   (in thousands)
                                                                             Total           Total
    Year ended July 31,                       Real Estate    Equipment     Operating        Capital
    -------------------                       -----------   -----------     Leases          Leases
                                                                         --------------  --------------
         2001...............................      $ 3,955       $ 6,483         $10,438          $1,541
         2002...............................        4,625         7,265          11,890           1,541
         2003...............................        2,171         2,191           4,362           1,466
         2004...............................        1,980           131           2,111             644
         2005...............................          188            48             236              --
    2006 and thereafter.....................        3,361            --           3,361              --
                                                  -------       -------         -------          ------
    Total minimum lease payments............      $16,280       $16,118         $32,398          $5,192
    Less: amount representing interest......                                                     $  809
                                                                                                 ------
    Present value of total capital leases...                                                     $4,383

    Total rental expense for fiscal 2000, 1999, and 1998 was $8,879,000, $6,832,000, and $6,713,000, respectively.

11. RESTRUCTURING AND INVENTORY CHARGES

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

    The $6.3 million restructuring charge recorded in the fourth quarter of fiscal 1998 included: $3.2 million in employee separation costs, $2.9 million in asset impairment write-offs and $.2 million in lease terminations and other contractual obligations. The workforce reduction impacted 259 employees, of which 211 were in Production & Engineering, 33 in Sales & Marketing and 15 in Administration. Asset impairment write-offs of $2.9 million related to the write off of capitalized Master and Delta Series testers and test equipment at its facilities in San Jose and Korea. The Company no longer manufactures the Master series line and this equipment was written down to zero value and depreciation expense permanently ceased. The assets were disposed of or sold in fiscal 1999. The company received $.3 million in cash and short term notes for the sale of these assets. There is no remaining accrued liability balance to be paid that relates to the fiscal 1998 restructuring plan as of July 31, 2000.

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

    The remaining accrued balance as of July 31, 2000 of $1.7 million relates to the estimated cost to replace certain board modules. In fiscal 2000, no cash expenditures were made on this project.

                              Restructuring Cost
                                   ($000's)

    Charges: (See Note)

                                                                From the                From the              From the
                                                          Pre-Fiscal 1996 Plan      Fiscal 1997 Plan      Fiscal 1998 Plan
                                                          --------------------      ----------------      ----------------
    Employee separation cost.........................                  $ 1,900                $1,750                $3,145
    Cancelled engineering projects...................                       --                 1,250                    --
    New system board modules.........................                       --                 2,850                    --
    Fixed asset write-downs..........................                       --                   600                 2,908
    Termination of leases and other contractual
      obligations....................................                   12,500                   300                   219
                                                                       -------                ------                ------
        Total........................................                  $14,400                $6,750                $6,272
                                                                       =======                ======                ======
    Incurred through July 31, 2000...................                   13,887                 5,000                 6,272
    Ending accrual at July 31, 2000..................                      513                 1,750                    --
    Actual cash payments in fiscal 2000..............                       --                    --                    --

Note: Charges represent cash items except for the fixed asset write-downs which is a non-cash item.

                              Headcount Reduction

                                                                                        From the              From the
                                                                                        --------              --------
                                                                                    Fiscal 1997 Plan      Fiscal 1998 Plan
                                                                                    ----------------      ----------------
    Sales and marketing......................................................                      4                    33
    Administration...........................................................                     10                    15
    Production and engineering...............................................                    166                   211
                                                                                                 ---                   ---
        Total reduction......................................................                    180                   259

                                LTX CORPORATION

12. QUARTERLY RESULTS OF OPERATIONS (unaudited)

                        QUARTERLY RESULTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                                                         Year Ended July 31, 2000
                                                            -------------------------------------------------
                                                       First              Second             Third            Fourth
                                                      Quarter             Quarter           Quarter         Quarter(1)
                                                      -------             -------           -------         ----------
Net sales..........................................   $60,005             $70,210           $82,117          $93,203
Gross profit.......................................    26,936              33,228            39,398           44,895
Net income.........................................     6,874              12,036            17,529           42,296
Net income  per share:
    Basic..........................................       .19                 .28               .39              .89
    Diluted........................................       .17                 .26               .37              .84


                                                                        Year Ended July 31, 1999
                                                             ----------------------------------------------
                                                       First              Second             Third           Fourth
                                                      Quarter             Quarter           Quarter         Quarter
                                                      -------             -------           -------         -------
Net sales..........................................   $27,018             $33,691           $43,210         $53,407
Gross profit.......................................     9,667              12,751            18,198          23,259
Net income (loss)..................................    (6,892)              1,139             1,794           4,334
Net income (loss) per share:
    Basic..........................................      (.19)                .03               .05             .12
    Diluted........................................      (.19)                .03               .05             .11

________
(1) The Company recorded a benefit of $20.3 million for certain deferred tax assets in its fourth quarter results of operations for fiscal 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of LTX Corporation:

     We have audited the accompanying consolidated balance sheets of LTX Corporation and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTX Corporation and subsidiaries as of July 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                  Arthur Andersen LLP

Boston, Massachusetts
August 25, 2000

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into LTX Corporation's previously filed registration statements on Form S-8 (File No. 2-77475, File No. 2-90698, File No. 33-7018, File No. 33-14179, File No. 33-32140, File No. 33-32141, File
No. 33-33614, File No. 33-38675, File No. 33-51683, File No. 33-51685, File No.
33-57457, File No. 33-57459, File No. 33-65245, File No. 33-65247, File No. 333-
48363, File No. 333-4834, File No. 333-71455 and File No. 333-30972).


                                        Arthur Andersen LLP

Boston, Massachusetts
September 29, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

Items 10-13. Directors and Executive Officers of the Registrant, Executive
             Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions

     Information required under these Items is included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 2000, under the headings "Certain Stockholders", "Election of Directors," and "Compensation of Executives," which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year, July 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (A) 1. Financial Statements

     The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 2000, are included in Item 8, herein.

     Report of Independent Public Accountants

     Consolidated Balance Sheet--July 31, 2000 and 1999

     Consolidated Statement of Operations for the years ended July 31, 2000, 1999 and 1998

     Consolidated Statement of Stockholders' Equity for the years ended July 31, 2000, 1999 and 1998

     Consolidated Statement of Cash Flows for the years ended July 31, 2000, 1999 and 1998

     Notes to the Consolidated Financial Statements

     (A) 2. Schedules

                                  SCHEDULE II

                                LTX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                 For Years Ended July 31, 2000, 1999 and 1998
                                (in thousands)

                                                          Balance at                                        Balance
                                                          beginning       Charged to        Amounts          at end
                     Description                          of period        expense        Written off      of period
                     -----------                          ---------        -------        -----------      ---------
Reserve for sales returns, allowances and doubtful
 accounts
     July 31, 2000.....................................         $2,027          $2,490         $  (869)          $3,648
     July 31, 1999.....................................         $2,200          $  856         $(1,029)          $2,027
     July 31, 1998.....................................         $1,100          $2,230         $(1,130)          $2,200
Accrued restructuring charges
     July 31, 2000.....................................         $2,263          $    0         $     0           $2,263
     July 31, 1999.....................................         $5,786          $    0         $(3,523)          $2,263
     July 31, 1998.....................................         $2,491          $6,272         $(2,977)          $5,786

(A) 3. Exhibits

     Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company's Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company's Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company's Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company's Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company's Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company's Form 8A/A filed September 30, 1993 amending the Company's Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company's Current Report on Form 8-K, filed May 11, 1989; the Company's Annual Reports on Form 10-K for one of the years ended July 31, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989,
1988, 1987, 1986, 1985, 1984 and 1983; or the Company's Quarterly Reports on 10-Q for one of the quarters ended October 31, 1997, January 31, 1998, April 30, 1998, January 31, 1999, October 31, 1999 and January 31, 2000 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

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

(10) (M)     --Lease dated as of November 26, 1980 relating to Company's facility at 5 Rosemont Avenue, Westwood, Massachusetts, and
               Amendment dated as of April 29, 1982, and Third Amendment and Restatement of Lease dated April 29, 1982. (Exhibit
               10(M) to the 1993 Annual Report on Form 10-K)

(10) (M)(i)  --Fourth Amendment to Lease dated as of September 1, 1999 (Exhibit 10(M)(i) to the Quarterly
               Report on Form 10-Q for the quarter ended January 31, 2000)

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

(10) (U)     --Loan and Security Agreement and Export-Import Loan and Security Agreement, both dated as of
               October 1, 1999 between LTX Corporation and Silicon Valley Bank (Exhibit 10(U) to the Quarterly

               Report on Form 10-Q for the Quarter ended October 31, 1999)

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

10 (CC)      --1999 Stock Plan (Exhibit 10 (CC) to the Quarterly Report on Form 10-Q for the quarter ended
               October 31, 1999)

(22)         --Subsidiaries of Registrant

(27)         --Financial Data Schedules (Exhibit 27 hereto)

____________
+ This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.
* Confidential treatment requested as to certain portions thereof. The confidential portion has been omitted and filed separately with the Commission.

     Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Item 14(b).  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

Item 14(c).  Exhibits

     Exhibit 22--Subsidiaries of Registrant

Company
LTX (Europe) Limited.............................................................     United Kingdom            100%
LTX International Inc., Domestic International Sales Corporation (DISC)..........     Delaware                  100%
LTX (Deutschland) GmBH...........................................................     West Germany              100%
LTX France S.A...................................................................     France                    100%
LTX Test Systems Corporation.....................................................     Delaware                  100%
LTX (Italia) S.r.................................................................     Italy                     100%
LTX (Foreign Sales Corporation) B.V..............................................     The Netherlands           100%
LTX Asia International, Inc......................................................     Delaware                  100%
LTX Israel Limited...............................................................     Israel                    100%
LTX (Malaysia) SDN.BHD...........................................................     Malaysia                  100%

     The subsidiaries listed are all included in the consolidated financial statements of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LTX Corporation


                           By /s/ Roger W. Blethen
                              -------------------------------------------------
                                    Roger W. Blethen
                                Chief Executive Officer, President and Director

September 25, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Samuel Rubinovitz                              Chairman of the Board                 September 25, 2000
-----------------------------------------
Samuel Rubinovitz

/s/ Roger W. Blethen                               Chief Executive Officer,              September 25, 2000
-----------------------------------------
Roger W. Blethen                                    President and Director
                                                    (Principal Executive Officer)

/s/ David G. Tacelli                               Chief Financial Officer               September 25, 2000
-----------------------------------------
David G. Tacelli                                    (Principal Financial and
                                                    Accounting Officer)

/s/ Robert J. Boehlke                              Director                              September 25, 2000
-----------------------------------------
Robert J. Boehlke

/s/ Jacques Bouyer                                 Director                              September 25, 2000
-----------------------------------------
Jacques Bouyer

/s/ Stephen M. Jennings                            Director                              September 25, 2000
-----------------------------------------
Stephen M. Jennings

/s/ Roger J. Maggs                                 Director                              September 25, 2000
-----------------------------------------
Roger J. Maggs

/s/ Robert E. Moore                                Director                              September 25, 2000
-----------------------------------------
Robert E. Moore