Form 10-Q
period 2000-10-31
LTX CORP
filed 2000-12-14
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

    (Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2000

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


              Class                           Outstanding at December 1, 2000
              -----                           -------------------------------

Common Stock, par value $0.05 per share       47,727,959

                                LTX CORPORATION

                                     Index

Part I.    FINANCIAL INFORMATION                                    Page Number

Item 1.    Consolidated Balance Sheet                                      1
           October 31, 2000 and July 31, 2000

           Consolidated Statement of Operations                            2
           Three Months Ended October 31, 2000
           and October 31, 1999

           Consolidated Statement of Cash Flows                            3
           Three Months Ended October 31, 2000 and October 31, 1999

           Notes to Consolidated Financial Statements                      4-7

Item 2.    Management's Discussion and Analysis of Financial               8-16
           Condition and Results of Operations


Item 3.    Quantitative and Qualitative Disclosures About Market Risk      15

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                 16

                                LTX CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                (In thousands)


                                                   October 31,     July 31,
                                                     2000           2000
                                                     ----           ----
                                                   (Unaudited)    (Audited)
ASSETS
Current assets:
Cash and equivalents                                 $209,337     $206,973
Accounts receivable, net of allowances                 89,133       74,940
Accounts receivable - other                            11,606        6,875
Inventories                                            89,998       75,671
Deferred tax asset                                     32,977       38,795
Prepaid expense and other current assets               32,185       10,222
                                                       ------       ------
   Total current assets                               465,236      413,476

Property and equipment, net                            51,180       38,125
Other assets                                            6,941        4,903
                                                     --------     --------

Total assets                                         $523,357     $456,504
                                                     ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Deferred tax asset                                   32,977       38,795
Prepaid expense and other current assets               32,185       10,222
                                                     --------     --------

Total current assets                                  465,236
Current liabilities:
Notes payable                                        $ 14,000     $  9,725
Current portion of long-term debt                       5,172        5,144
Accounts payable                                       63,356       43,042
Deferred revenues and customer advances                49,888       23,096
Accrued restructuring charges                             513        2,263
Other accrued expenses                                 22,349       22,319
                                                     --------     --------

  Total current liabilities                           155,278      105,589

Long-term debt, less current portion                   10,947       11,239
Stockholders' equity                                  357,132      339,676
                                                     --------     --------

Total liabilities and stockholders' equity
                                                     $523,357     $456,504
                                                     ========     ========

See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                     (In thousands, except per share data)


                                                           Three Months
                                                               Ended
                                                            October 31,
                                                            -----------

                                                            2000      1999
                                                            ----      ----

Net sales                                               $101,647   $60,005

Cost of sales                                             52,557    33,069
                                                        --------   -------

  Gross profit                                            49,090    26,936

Engineering and product development expenses              16,039    11,008

Selling, general and administrative expenses              10,295     8,698
                                                        --------   -------

  Income from operations                                  22,756     7,230

Other income / (expense):

  Interest expense                                          (362)     (611)

  Interest income                                          2,405       255
                                                        --------   -------

  Income before income taxes                              24,799     6,874

Provision for income taxes                                 7,439         -
                                                        --------   -------

  Net income                                            $ 17,360   $ 6,874
                                                        ========   =======

Net income per share:
  Basic                                                    $0.36     $0.19
                                                           =====     =====

  Diluted                                                  $0.35     $0.17
                                                           =====     =====

Weighted--average common shares used in
  computing net income per share:
  Basic                                                   47,598    37,029
                                                          ======    ======

  Diluted                                                 50,257    40,422
                                                          ======    ======

See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                          (Unaudited) (In thousands)


                                                                Three Months
                                                                    Ended
                                                                  October 31,

                                                               2000       1999
                                                               ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 17,360   $  6,874
    Add (deduct) non-cash items:
     Depreciation and amortization                            3,362      2,773
     Exchange (gain) loss                                        22       (267)
  (Increase) decrease in:
     Accounts receivable                                    (18,998)   (14,973)
     Inventories                                            (14,316)    (6,511)
     Deferred tax asset                                       5,818         --
     Other current assets                                   (21,966)        82
     Other assets                                               (33)      (343)
  Increase (decrease) in:
     Accounts payable                                        20,357      2,672
     Accrued expenses and restructuring charges              (1,715)      (359)
     Deferred revenues and customer advances                 26,792       (790)
                                                           --------   --------

   Net cash provided by (used in) operating activities       16,683    (10,842)
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Expenditures for property and equipment, net             (16,426)    (4,005)
   Investment - Purchase of minority interest equity         (2,000)        --
                                                           --------   --------

    Net cash used in investing activities                   (18,426)    (4,005)
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stock purchase plans and option plans           96        249
   Proceeds from stock equity offering                           --     79,954
   Proceeds from short term borrowing                        14,000     27,949
   Payments of short term borrowing                          (9,725)   (22,022)
   Payments of long-term debt and other liabilities            (264)        44
   Proceeds from lease financing                                 --      2,087
                                                           --------   --------

    Net cash provided by financing activities                 4,107     88,261
                                                           --------   --------

  Effect of exchange rate changes on cash                        --        184
                                                           --------   --------

  Net increase in cash and equivalents                        2,364     73,598
   Cash and equivalents at beginning of period              206,973     19,936
                                                           --------   --------

    Cash and equivalents at end of period                  $209,337   $ 93,534
                                                           ========   ========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                              $    197   $    910
     Income taxes                                          $    223   $     42

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

Reclassification

Effective November 1, 1999, the Company changed its accounting policy to classify certain applications and engineering development costs previously reported in cost of sales as engineering and product development expense. The change was made effective for the quarter ending January 31, 2000. The expenses that were reclassified relate to development activities by our application engineering group for future enhancements of existing products and initial application development of new products. Prior period financial statements have been reclassified to conform to the 2000 presentation. The reclassification had no impact on earnings for prior periods.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a loss of $22,000 and a gain of $267,000 for the three months ended October 31, 2000 and 1999 respectively. The amounts recorded in both periods were principally due to fluctuations in the Japanese yen that are included in the consolidated results of operations.

Revenue Recognition

Revenue from product sales and related warranty costs are recognized at the time of shipment. Service revenue is recognized over the applicable contractual periods or as services are performed.

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. On June 26, 2000 the SEC staff announced that they are delaying the required implementation date for SAB No. 101 with the issuance of SAB No. 101B. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerning customer acceptance and installation terms may have a significant impact on the timing of the Company's revenue recognition. On October 12, 2000 the SEC provided written guidance on implementing SAB No. 101. The SEC guidance will be adopted in the fourth quarter of fiscal year 2001 by recording the effect of any prior revenue transaction affected as a "cumulative effect of a change in accounting principle."

Income Taxes

Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which were not significant, in the past since it reinvested those earnings. In fiscal year 2000 a tax benefit of $20.2 million for certain deferred tax assets was recorded. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. The remaining valuation allowance in fiscal 2000 relates to certain foreign losses and tax credits for which realization of future tax benefits is uncertain. The Company's estimated effective tax rate for the first quarter of fiscal 2001 was 30%. No tax provision was recorded for the first quarter of fiscal 2000.

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the weighted average number of common shares and all dilutive securities outstanding.

A reconciliation between basic and diluted earnings per share is as follows:


                                              Three Months Ended
                                                  October 31,

                                                 2000     1999
                                                 ----     ----

                                    (in thousands, except per share data)

Net income                                     $17,360  $ 6,874
Basic EPS
 Basic common shares                            47,598   37,029
 Basic EPS                                     $  0.36  $  0.19

Diluted EPS
 Basic common shares                            47,598   37,029
 Plus: Impact of stock options and warrants      2,659    3,393
                                               -------  -------

 Diluted common shares                          50,257   40,422
 Diluted EPS                                   $  0.35  $  0.17

Options to purchase 283,500 shares of common stock on October 31, 2000 were outstanding but not included in the quarter end calculation of diluted net income per share because either the options' exercise price was greater than the average market price of the common shares during the period ended, or the effect of including the options would have been anti-dilutive in effect. There were no options outstanding that were excluded in the calculation of diluted earnings per share as of October 31, 1999.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:


                       October 31,  July 31,

                          2000        2000
                          ----        ----

                          (In thousands)

Raw materials           $34,517     $31,085
Work-in-progress         39,787      30,194
Finished goods           15,694      14,392
                        -------     -------

                        $89,998     $75,671
                        =======     =======

Comprehensive Income

In August 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The statement requires comprehensive income to be reported with the same prominence as other financial statements. Comprehensive income would include any unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income does not differ from net income for the three month period ended October 31, 2000 and October 31, 1999.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - Amendment of SFAS NO. 133" (combined "SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). This statement could increase volatility in earnings and other comprehensive income for companies with applicable contracts. The Company does not use derivative financial instruments for speculative trading purposes, and does not currently hedge foreign currency exposure to offset the effects of changes in foreign exchange rates. Therefore, the adoption of this statement did not have an impact on the financial statements.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

Segment Reporting


The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company's net sales for the three months ended October 31, 2000 and 1999, along with the long-lived assets at October 31, 2000 and July 31, 2000, are summarized as follows:


                                      Three Months
                                         Ended
                                      October 31,
                                      -----------

                                  2000            1999
                                  ----            ----

                                      (In thousands)
Net Sales:
  United States                 $ 43,336         $11,665
  Singapore                       23,873          16,377
  Taiwan                          16,516          14,887
  Japan                            3,413             829
  All other countries             14,509          16,247
                                --------         -------

Total Net Sales                 $101,647         $60,005
                                ========         =======


                               October 31,       July 31,
                                   2000            2000
                                   ----            ----

                                     (in thousands)
Long-lived assets:
 United States                  $ 42,170         $30,847
 Singapore                         4,509           3,290
 Taiwan                            1,188             915
 Japan                                53              53
 All other countries               3,260           3,020
                                --------         -------

Total long-lived assets         $ 51,180         $38,125
                                ========         =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                                             Percentage of
                                                Net Sale         Percentage
                                              Three Months    Increase/Decrease
                                                  Ended          Three Months
                                               October 31,           2000
                                               -----------


                                                2000    1999      Over 1999
                                                ----    ----      ---- ----

Net Sales                                       100.0%  100.0%       69.4%

Cost of Sales                                    51.7    55.1        58.9
                                                -----   -----       -----

 Gross margin                                    48.3    44.9        82.2

Engineering and product development expenses     15.8    18.3        45.7

Selling, general and administrative expenses     10.1    14.5        18.4
                                                -----   -----       -----

 Income from operations                          22.4    12.0       214.7

Other income (expense):

 Interest expense                                (0.4)   (1.0)      (40.8)

 Interest income                                  2.4     0.4       843.1
                                                -----   -----       -----

 Income before income taxes                      24.4    11.5       260.8

Provision for income taxes                        7.3     0.0        NM
                                                -----   -----       -----

 Net income                                      17.1%   11.5%      152.5%
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

Results of Operations

Three Months Ended October 31, 2000 Compared to the Three Months Ended October 31, 1999

Net sales for the three months ended October 31, 2000 increased 69.4% to $101.6 million as compared to $60.0 million in the same quarter of the prior year. The increase in revenue is primarily a result of the acceptance of the Company's Fusion product strategy and repeat orders from Fusion customers. Service revenue accounted for $7.4 million, or 7.3% of net sales, and $7.4 million, or 12.3% of net sales, for the three months ended October 31, 2000 and 1999, respectively. Geographically, sales to customers outside of the United States were 57.4% and 80.6% of net sales in the three months ended October 31, 2000 and October 31, 1999, respectively.

The gross profit margin was 48.3% of net sales in the three months ended October 31, 2000, as compared to 44.9% of net sales in the same quarter of the prior year. The increase is a result of a higher level of sales relative to fixed manufacturing costs, improved product margins due to increased shipments of the Company's Fusion test systems, which carry a higher gross margin than the prior generation systems and gaining the full benefits from the Company's assembly outsourcing strategy. Effective November 1, 1999, the Company changed its accounting policy to classify certain applications and engineering development costs previously reported in cost of goods sold as engineering and product development expenses in the Company's quarter ending January 31, 2000 and thereafter. Financial results for all prior periods have been reclassified to conform to the January 31, 2000 presentation. Under the prior method of classification, gross profit margins would have been 44.3% and 39.6% for the three months ended October 31, 2000 and October 31, 1999, respectively.

Engineering and product development expenses were $16.0 million, or 15.8% of net sales, in the three months ended October 31, 2000, as compared to $11.0 million, or 18.3% of net sales, in the same quarter of the prior year. The increase in expenditure is principally a result of a higher level of development expenses and key account support costs related to growth of the Company's Fusion product line. Engineering and product development expenses include the reclassified applications and engineering development costs described in the previous paragraph. Under the prior method of classification, engineering and product development expenses would have been $12.0 million, or 11.8% of net sales, and $7.8 million, or 13.0% of net sales, for the three months ended October 31, 2000 and October 31, 1999, respectively.

Selling, general and administrative expenses were $10.3 million, or 10.1% of net sales, in the three months ended October 31, 2000, as compared to $8.7 million, or 14.5% of net sales, in the same quarter of the prior year. The increase in the selling, general and administrative expenses of $1.6 million is related to the increased selling expenses of the Fusion product line and support of key accounts.

Interest expense was $0.4 million and $0.6 million for the three months ended October 31, 2000 and October 31, 1999, respectively. The decrease in expense is a result of a decrease in outstanding bank loan balances with the Company's domestic bank.

Interest income was $2.4 million for the three months ended October 31, 2000 as compared to $0.3 million for the three months ended October 31, 1999. The increase in interest income occurred because of the increase in the Company's cash balance.

The Company had a tax provision of $7.4 million for the three months ended October 31, 2000. For the quarter ended October 31, 2000, the Company anticipates a 30% effective tax rate. This tax provision assumes a benefit from the utilization of current period research and development credits and export sales activity. No tax provision was recorded for the three months ended October 31, 1999, since the Company's net operating loss carry forward was sufficient to offset taxable income.

Net income was $17.4 million, or $0.35 per diluted share, in the three months ended October 31, 2000, as compared with $6.9 million, or $0.17 per diluted share, in the same quarter in the prior year.

Liquidity and Capital Resources

At October 31, 2000, the Company had $209.3 million in cash and equivalents and working capital of $310.0 million, as compared to $207.0 million of cash and equivalents and $307.9 million of working capital at July 31, 2000. The increase in the cash balance is primarily a result of cash flow from operations.

Accounts receivable from trade customers was $89.1 million at October 31, 2000, as compared to $74.9 million at July 31, 2000. The principal reason for the increase is a result of increasing sales revenue for Fusion products to new and existing accounts. The reserve for sales returns allowances and doubtful accounts was $3.6 million, or 3.9% of gross trade account receivable on October 31, 2000 and $3.6 million, or 4.6% of gross trade accounts receivable on July 31, 2000.

Inventories increased by $14.3 million to $90.0 million at October 31, 2000 as compared to $75.7 million at July 31, 2000. The increase is directly attributable to the production ramp in the Fusion product as sales in that product line have increased sequentially each quarter since the quarter ended October 31, 1998.

Deferred tax asset decreased by $5.8 million to $33.0 million at October 31, 2000 as compared to $38.8 million at July 31, 2000. The decrease is attributed to the realization of certain deferred tax assets. Prepaid expense and other current assets increased by $22.0 million to $32.2 million at October 31, 2000 as compared to $10.2 million at July 31, 2000. The increase is attributable to inventory related prepayments to secure production capacity with vendors.

Capital expenditures totaled $16.4 million for the three months ended October 31, 2000 as compared to $4.0 million for the three months ended October 31, 1999. The principal reason for the increase relates to the addition of board test equipment, increased system test cell capacity and investments in new application development equipment supporting the growth of the Fusion product line.

On October 1, 1999, the Company renegotiated its $10.0 million domestic credit facility with its current lender. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 0.5%. Borrowing availability under the facility is based on a formula of eligible domestic accounts receivable. In addition, the Company entered into an agreement with the same bank that provides the Company with a $5.0 million line of credit that bears interest at prime plus 0.5%. Borrowing availability under this facility is based on a formula of eligible foreign accounts receivable and inventories and is guaranteed by the Export-Import Bank of the United States. Outstanding borrowings at October 31, 2000 were $9.5 million under the domestic credit facility and $4.5 million under the foreign accounts receivable line facility. This credit facility terminates on December 31, 2000, unless extended by mutual agreement. The Company anticipates that cash flow from operations combined with available cash balances and credit facility enhancements will be adequate to fund the Company's currently proposed operating activities for the next twelve months.


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

    Our Dependence on International Sales and Non-U.S. Suppliers Involves Significant Risk.

    International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 57.4% of our revenues for the three months ended October 31, 2000 and 80.6% of our revenues for the three months ended October 31, 1999. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

     The Market for Semiconductor Test Equipment is Highly Concentrated, and We Have Limited Opportunities to Sell Our Products.

     The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 90.7% of revenues for the three months ended October 31, 2000, 74.0% of revenues in fiscal year 2000, 59.7% of revenues in fiscal year 1999, and 55.2% of revenues in fiscal year 1998. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

     Our Market Is Highly Competitive, and We Have Limited Resources to Compete.

     The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our principal competitors in the market for semiconductor test equipment are Agilent Technologies, Credence Systems, Schlumberger Limited, and Teradyne. Most of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

     Economic Conditions in Asia May Hurt Our Sales.

     Asia is an important region for our customers in the semiconductor industry, and many of them have operations there. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 41.6% and 48.3% of our sales for the three months ended October 31, 2000 and the twelve months ended July 31, 2000, respectively, were derived from this region. In light of the historical economic downturns in Asia, we may not be able to obtain additional orders and may experience cancellations of orders.

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

     Our Stock Price Is Volatile.

     In the twelve month period ending on October 31, 2000, our stock price has ranged from a low of $11.50 to a high of $52.25. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

     Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $30.1 million as of October 31, 2000 and $26.1 million as of July 31, 2000, and in foreign currency exchange rates. Generally, we do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at a variable rate of prime plus 0.5%. Long term debt interest rates are fixed for the term of the notes.

     Foreign Exchange Risk

     Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the three months ended October 31, 2000, our revenues derived from shipments outside the United States constituted 57.4% of our total revenues. Revenues invoiced and collected in currencies other than U.S. dollars comprises 8.2% of this quarter fiscal revenues. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

On October 31, 2000, $14.0 million was outstanding under our domestic bank facility bearing interest at a rate of 10.0%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $140,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of the Company's exposure to and management of market risk appears under the heading "Business Risks".



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule

         There were no reports on Form 8-K filed during the three months ended October 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LTX Corporation

Date: December 14, 2000              By: /s/ Roger W. Blethen
-----------------------              ------------------------

                                          Roger W. Blethen
                                          Chief Executive Officer and President

Date: December 14, 2000              By: /s/ Mark J. Gallenberger
-----------------------              ----------------------------

                                          Mark J. Gallenberger
                                          Chief Financial Officer and
                                          Treasurer
                                          (Principal Financial Officer)