Form 10-Q
period 2001-01-31
LTX CORP
filed 2001-03-16
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                  (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2001

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from             to
                                        -------------  --------------

                       Commission File Number 000-10761
                       --------------------------------

                                LTX CORPORATION
                                ---------------
            (Exact Name of Registrant as Specified in Its Charter)


       Massachusetts                                           04-2594045
-------------------------------------------------------------------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                          (identification No.)

LTX Park at University Avenue, Westwood, Massachusetts            02090
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code            (781) 461 1000
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at March 2, 2001
               -----                         ----------------------------

Common Stock, par value $0.05 per share               47,859,617

                                LTX CORPORATION

                                     Index


                                                                                    Page Number
Part I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet                                                      1
          January 31, 2001 and July 31, 2000

          Consolidated Statement of Operations and Comprehensive Income                   2
          Three Months and Six Months Ended January 31, 2001 and January 31, 2000

          Consolidated Statement of Cash Flows                                            3
          Six Months Ended January 31, 2001 and January 31, 2000

          Notes to Consolidated Financial Statements                                    4-7

Item 2.   Management's Discussion and Analysis of Financial                            7-14
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     14

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                            14

Item 6.   Exhibits and Reports on Form 8-K                                               14

SIGNATURES                                                                               15

                                LTX CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                (In thousands)

                                                January 31,     July 31,
                                                    2001          2000
                                                   --------     --------
                                                              (Unaudited)
ASSETS
Current assets:
 Cash and equivalents                              $213,046     $206,973
 Accounts receivable, net of allowances              81,566       74,940
 Accounts receivable - other                          7,556        6,875
 Inventories                                        105,819       75,671
 Deferred tax asset                                  26,329       38,795
 Prepaid expense                                     43,621       10,222
                                                   --------     --------

   Total current assets                             477,937      413,476

Property and equipment, net                          53,128       38,125
Other assets                                          8,886        4,903
                                                   --------     --------

Total assets                                       $539,951     $456,504
                                                   ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                     $ 10,000     $  9,725
 Current portion of long-term debt                    7,201        5,144
 Accounts payable                                    48,259       43,042
 Deferred revenues and customer advances             64,452       23,096
 Accrued restructuring charges                          513        2,263
 Other accrued expenses                              24,286       22,319
                                                   --------     --------

   Total current liabilities                        154,711      105,589
                                                   --------     --------

Long-term debt, less current portion                  8,626       11,239
Stockholders' equity:
    Common stock                                      2,526        2,518
    Less-Treasury stock, at cost                    (11,761)     (11,761)
    Additional paid in capital                      402,547      401,209
    Unrealized gain on marketable securities            372            -
    Accumulated deficit                             (17,070)     (52,290)
                                                   --------     --------

     Total stockholders' equity                     376,614      339,676
                                                   --------     --------

Total liabilities and stockholders' equity         $539,951     $456,504
                                                   ========     ========

See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                  (Unaudited)
                     (In thousands, except per share data)

                                                       Three Months            Six Months
                                                           Ended                 Ended
                                                         January 31,           January 31,
                                                         ----------            ----------
                                                      2001        2000        2001      2000
                                                    --------    -------     --------  --------

Net sales                                           $104,662    $70,210     $206,309   $130,215

Cost of sales                                         54,142     36,982      106,699     70,051
                                                    --------    -------     --------   --------

   Gross profit                                       50,520     33,228       99,610     60,164

Engineering and product development expenses          16,649     12,118       32,688     23,126

Selling, general and administrative expenses          10,730      9,575       21,025     18,273
                                                    --------    -------     --------   --------

   Income from operations                             23,141     11,535       45,897     18,765

Other income and expense:

   Interest expense                                      307        418          669      1,029

   Interest income                                     2,679        949        5,084      1,204
                                                    --------    -------     --------   --------

   Income before provision for income taxes           25,513     12,066       50,312     18,940

Provision for income taxes                             7,652         30       15,091         30
                                                    --------    -------     --------   --------

   Net income                                       $ 17,861    $12,036     $ 35,221   $ 18,910
                                                    ========    =======     ========   ========

Net income per share:
   Basic                                            $   0.38    $  0.28     $   0.74   $   0.47
                                                    ========    =======     ========   ========

   Diluted                                          $   0.36    $  0.26     $   0.71   $   0.44
                                                    ========    =======     ========   ========

Weighted--average common shares used in
 computing net income:
   Basic                                              47,626     42,603       47,612      39,816
                                                    ========    =======     ========   =========

   Diluted                                            49,656     46,093       49,957      43,258
                                                    ========    =======     ========   =========

Comprehensive income:

   Net income                                       $ 17,861    $12,036     $ 35,221   $  18,910

   Unrealized gain on
       Marketable Securities                             410          -          372           -
                                                    --------    -------     --------   ---------

Comprehensive income                                $ 18,271    $12,036     $ 35,593   $  18,910
                                                    ========    =======     ========   =========

See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                     Six Months
                                                                        Ended
                                                                     January 31,
                                                                     ----------
                                                                   2001       2000
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $ 35,221     $ 18,910
   Add (deduct) non-cash items:
    Depreciation and amortization                                  6,637        5,548
    Unrealized gain on Investment                                    372            -
    Exchange (gain) loss                                             186         (230)
  (Increase) decrease in:
    Accounts receivable                                           (7,776)     (21,829)
    Inventories                                                  (30,146)     (10,264)
    Deferred tax asset                                            12,466            -
    Prepaid Expense                                              (33,422)      (2,549)
    Other assets                                                      10         (956)
  Increase (decrease) in:
    Accounts payable                                               5,524       (2,641)
    Accrued restructuring charges and other accrued expenses         304         (492)
    Deferred revenues and customer advances                       41,359        9,428
                                                                --------     --------

   Net cash provided by (used in) operating activities            30,735       (5,075)
                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Expenditures for property and equipment, net                    (21,650)      (8,370)
 Investment - Purchase of minority interest equity                (4,000)           -
                                                                --------     --------

   Net cash used in investing activities                         (25,650)      (8,370)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock purchase plans and option plans               1,347        2,834
 Proceeds from stock equity offering                                   -       79,905
 Proceeds from short term borrowing                               24,000       33,008
 Payments of short term borrowing                                (23,725)     (27,358)
 Payments of long-term debt and other liabilities                   (556)          43
 Proceeds from lease financing                                         -        5,922
                                                                --------     --------

   Net cash provided by financing activities                       1,066       94,354
                                                                --------     --------

Effect of exchange rate changes on cash                              (78)         149
                                                                --------     --------

Net increase in cash and equivalents                               6,073       81,058
Cash and equivalents at beginning of period                      206,973       19,936
                                                                --------     --------

   Cash and equivalents at end of period                        $213,046     $100,994
                                                                ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                     $    669     $  1,520
   Income taxes                                                 $    418     $    300

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

Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company's Annual Report on Form 10-K.

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a loss of $186,000 and a gain of $230,000 for the six months ended January 31, 2001 and 2000 respectively. The amounts recorded in both periods were principally due to fluctuations in the Japanese yen that are included in the consolidated results of operations.

Revenue Recognition

Revenue from product sales and related warranty costs are recognized at the time of shipment. Service revenue are recognized over the applicable contractual periods or as services are performed. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", on December 3, 1999. On June 26, 2000 the SEC staff announced that they are delaying the required implementation date for SAB No. 101 with the issuance of SAB No. 101B. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerning customer acceptance and installation terms may have a significant impact on the timing of the Company's revenue recognition. On October 12, 2000, the SEC provided written guidance on implementing SAB No. 101. The SEC guidance will be adopted in the fourth quarter of fiscal year 2001 by recording the effect of any prior revenue transaction affected as a "cumulative effect of a change in accounting principle".

Income Taxes

Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which were not significant, in the past since it reinvested those earnings. In fiscal year 2000, a tax benefit of $20.2 million for certain deferred tax assets was recorded. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. The remaining valuation allowance in fiscal 2000 relates to certain tax benefits for which realization of future tax benefits is uncertain. The Company's estimated effective tax rate for the first and second quarter of fiscal 2001 was 30%.

Net Income per Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the weighted average number of common shares and all dilutive securities outstanding.

A reconciliation between basic and diluted earnings per share is as follows:

                                                         Three Months Ended           Six Months Ended
                                                            January 31,                 January 31,
                                                            2001     2000              2001     2000
                                                          -------  -------           -------  -------
                                                            (in thousands, except per share amounts)
Net income                                                $17,861  $12,036           $35,221  $18,910
Basic EPS
 Basic common shares                                       47,626   42,603            47,612   39,816
 Basic EPS                                                $  0.38  $  0.28           $  0.74  $  0.47

Diluted EPS
 Basic common shares                                       47,626   42,603            47,612   39,816
 Plus: Impact of stock options and warrants                 2,030    3,490             2,345    3,442
                                                          -------  -------           -------  -------

 Diluted common shares                                     49,656   46,093            49,957   43,258
 Diluted EPS                                              $  0.36  $  0.26           $  0.71  $  0.44

Options to purchase 1,310,500 shares of common stock as of January 31, 2001 were outstanding but not included in the quarter ended calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during the period ended. There were no options outstanding that were excluded in calculation of diluted earnings per share as of January 31, 2000.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:

                                           January 31,  July 31,
                                              2001        2000
                                            --------    -------
                                              (In thousands)

                    Raw materials           $ 37,733    $31,085
                    Work-in-progress          51,709     30,194
                    Finished goods            16,377     14,392
                                            --------    -------

                                            $105,819    $75,671
                                            ========    =======

Comprehensive Income

In August 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The statement requires comprehensive income to be reported with the same prominence as other financial statements. Comprehensive income would include any unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and minimum pension liability adjustments. This information has been outlined in the Consolidated Statement of Operations and Comprehensive Income.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - Amendment of SFAS NO. 133" (combined "SFAS No. 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). This statement could increase volatility in earnings and other comprehensive income for companies with applicable contracts. The Company does not use derivative financial instruments for speculative trading purposes, and does not currently hedge foreign currency exposure to offset the effects of changes in foreign exchange rates. Therefore, this statement did not have a material impact on the financial statements.

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

The Company's sales to unaffiliated customers for the six months ended January 31, 2001 and 2000, along with long-lived assets as of January 31, 2001 and July 31, 2000, are summarized as follows:

                                  Three Months            Six Months
                                     Ended                   Ended
                                   January 31,            January 31,
                                   -----------            -----------
                                             (in thousands)
                                             --------------

                                 2001       2000       2001        2000
                                 ----       ----       ----        ----

Sales to unaffiliated
  customers:
  United States                $ 37,774  $28,017   $ 81,110    $ 39,682
  Singapore                      31,520   23,559     55,393      39,936
  Taiwan                         11,212    7,840     27,728      22,727
  Japan                           7,751      977     11,164       1,806
  All other countries            16,405    9,817     30,914      26,064
                               --------  -------   --------    --------

Total sales to unaffiliated    $104,662  $70,210   $206,309    $130,215
  customers                    ========  =======   ========    ========

                                         January 31,      July 31,
                                            2001            2000
                                           ------          ------
                                               (in thousands)
Long-lived assets:
 United States                            $41,429         $30,847
 Singapore                                  5,334           3,290
 Taiwan                                     2,714             915
 Japan                                         53              53
 All other countries                        3,598           3,020
                                          -------         -------

Total long-lived assets                   $53,128         $38,125
                                          =======         =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations and Comprehensive Income as percentages of net sales.


                                                                                                             Percentage
                                                             Percentage of Net Sales                     Increase/Decrease
                                                       Three Months          Six months            Three Months       Six Months
                                                           Ended               ended
                                                        January 31,          January 31,                2001             2001
                                                        ----------           -----------                Over             Over
                                                     2001         2000       2001    2000               2000             2000
                                                   ------       ------     ------  ------              -----            ------

Net Sales                                           100.0%       100.0%     100.0%  100.0%              49.1%             58.4%

Cost of Sales                                        51.7         52.7       51.7    53.8               46.4              52.3
                                                   ------       ------     ------  ------              -----            ------

 Gross margin                                        48.3         47.3       48.3    46.2               52.0              65.6

Engineering and product development expenses         15.9         17.3       15.8    17.8               37.4              41.3

Selling, general and administrative expenses         10.3         13.6       10.2    14.0               12.1              15.1
                                                   ------       ------     ------  ------              -----            ------

 Income from operations                              22.1         16.4       22.3    14.4              100.6             144.6

Other income (expense):

 Interest expense                                     0.3          0.6        0.3     0.8              (26.6)            (35.0)

 Interest income                                      2.6          1.4        2.5     0.9              182.3             322.3

 Income before provision for income taxes            24.4         17.2       24.5    14.5              111.4             165.6

Provision for income taxes                            7.3          0.0        7.3     0.0                 NM                NM
                                                   ------       ------     ------  ------              -----            ------

 Net income                                          17.1%        17.2%      17.2%   14.5%              48.4%             86.3%
                                                   ======       ======     ======  ======              =====            ======

NM--Not Meaningful

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Risks" below.

Results of Operations

Three Months and Six Months Ended January 31, 2001 Compared to the Three Months and Six Months Ended January 31, 2000

Net sales for the three months ended January 31, 2001 increased 49.1% to $104.7 million as compared to $70.2 million in the same quarter of the prior year. For the six months ended January 31, 2001, net sales were $206.3 million as compared to $130.2 million for the same period of the prior year, an increase of 58.4%. The increase in revenue is primarily a result of the acceptance of the Company's Fusion product strategy and repeat orders from Fusion customers. Service revenue accounted for $9.1 million, or 8.7% of net sales, and $7.9 million, or 11.2% of net sales, for the three months ended January 31, 2001 and 2000, respectively, and $16.5 million and $15.2 million for the six months ended January 31, 2001 and January 31, 2000, respectively.

Geographically, sales to customers outside of North America were 63.9% and 60.1% of total net sales in the three months ended January 31, 2001 and January 31, 2000, respectively.

The gross profit margin was 48.3% of net sales in the three months ended January 31, 2001, as compared to 47.3% of net sales in the same quarter of the prior year. For the six months ended January 31, 2001, the gross profit margin was 48.3% compared to 46.2% for the six months ended January 31, 2000. The increase is a result of a higher level of sales relative to fixed manufacturing costs, improved product margins due to shipments of the Company's Fusion test systems, which carry a higher gross margin than the prior generation systems and gaining the full benefits from the Company's manufacturing outsourcing strategy.

Engineering and product development expenses were $16.6 million, or 15.9% of net sales, in the three months ended January 31, 2001, as compared to $12.1 million, or 17.3% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2001, engineering and product development expenses were $32.7 million, or 15.8% of net sales, as compared to $23.1 million, or 17.8% of net sales, in the six months ended January 31, 2000. The increase in expenditures is principally a result of a higher level of development expenses and key account support costs for the Company's Fusion product line.

Selling, general and administrative expenses were $10.7 million, or 10.3% of net sales, in the three months ended January 31, 2001, as compared to $9.6 million, or 13.6% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2001, selling, general and administrative expenses were $21.0 million, or 10.2% of net sales, as compared to $18.3 million, or 14.0% of net sales, in the six months ended January 31, 2000. The increase in the selling, general and administrative expenses of $1.1 million during the three months ended January 31, 2001 is related to the development and selling expenses of the Fusion product line and support of key accounts.

Interest expense was $307,000 and $418,000 for the three months ended January 31, 2001 and January 31, 2000, respectively. Interest expense for the six months ended January 31, 2001 was $669,000 as compared to $1.0 million for the six months ended January 31, 2000. The decrease in expense is a result of a decrease in outstanding bank loan balances with the Company's domestic bank.

Interest income was $2.7 million for the three months ended January 31, 2001 and $5.1 million for the six months ended January 31, 2001 as compared to $949,000 for the three months ended January 31, 2000 and $1.2 million for the six months ended January 31, 2000. The increase in interest income occurred because of the increase in the Company's cash balance.

The Company had a tax provision of $7.7 million for the three months ended January 31, 2001 and $15.1 million for the six months ended January 31, 2001 as compared to $30,000 for the three months and six months ended January 31, 2000. In fiscal year 2000 we recorded a tax benefit of $20.2 million and recorded deferred tax assets. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. The remaining valuation allowance in fiscal 2000 relates to certain tax benefits for which the reliability of future tax benefits is uncertain.

Net income was $17.9 million, or $0.36 per share, in the three months ended January 31, 2001, as compared with $12.0 million, or $0.26 per share, in the same quarter in the prior year. The Company had net income of $35.2 million, or $0.71 per share, in the six months ended January 31, 2001, as compared to net income of $18.9 million, or $0.44 per share, for the same period in the prior year.

Industry conditions further weakened during the three months ended January 31, 2001. Management believes that slow semiconductor equipment industry conditions will continue for the near term. Until there is substantial improvement in industry conditions, the sluggish industry conditions will continue to adversely affect the Company's results of operations. The Company's results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or lower than anticipated margins due to unfavorable product mix. The Company has taken steps to reduce discretionary spending and capital expenditures.

Liquidity and Capital Resources

At January 31, 2001, the Company had $213.0 million in cash and equivalents and working capital of $323.2 million, as compared to $207.0 million of cash and equivalents and $307.9 million of working capital at July 31, 2000. The increase in cash balance is primarily a result of cash flow from operations.

Accounts receivable from trade customers were $81.6 million at January 31, 2001, as compared to $74.9 million at July 31, 2000. The principal reason for the increase is a result of increasing sales revenue for Fusion products to new and existing accounts. The reserve for sales return, allowances and doubtful accounts was $3.7 million, or 4.3% of gross accounts receivable, on January 31, 2001 and $3.6 million, or 4.6% of gross accounts receivable, on July 31, 2000.

Inventories increased by $30.1 million to $105.8 million at January 31, 2001 as compared to $75.7 million at July 31, 2000. The increase is directly attributable to the production ramp in the Fusion product as sales in that product line have increased sequentially each quarter since the quarter ended October 31, 1998.

Deferred tax asset decreased by $12.5 million to $26.3 million at January 31, 2001 as compared to $38.8 million at July 31, 2000. The decrease is attributed to the realization of certain deferred tax assets.

Prepaid expense increased by $33.4 million to $43.6 million at January 31, 2001, as compared to $10.2 million at July 31, 2000. The increase is attributable to inventory related prepayments to secure production capacity with vendors.

Capital expenditures totaled $5.2 million for the three months ended January 31, 2001 as compared to $4.3 million for the three months ended January 31, 2000. Capital expenditures were $21.7 million and $8.3 million for the six months ending January 31, 2001 and January 31, 2000, respectively. The principal reason for the increases relate to the addition of board test equipment, increased system test cell capacity and investments in new application development equipment supporting the growth of the Fusion product line.

On October 1, 1999, the Company renegotiated its $10.0 million domestic credit facility with its current lender. The facility is secured by all assets of the Company and bears interest at the bank's prime rate plus 0.5%. Borrowing availability under the facility is based on a formula of eligible domestic accounts receivable. Outstanding borrowings at January 31, 2001 were $10.0 million under the domestic credit facility. This credit facility terminates on March 31, 2001, unless extended by mutual agreement. The Company anticipates that cash flow from operations combined with available cash balances and credit facility enhancements will be adequate to fund the Company's currently proposed operating activities for the next twelve months.

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

OUR DEPENDENCE ON INTERNATIONAL SALES AND NON-U.S. SUPPLIERS INVOLVES SIGNIFICANT RISK.

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 61% of our revenues for the six months ended January 31, 2001 and 70% of our revenues for the six months ended January 31, 2000. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

THE MARKET FOR SEMICONDUCTOR TEST EQUIPMENT IS HIGHLY CONCENTRATED, AND WE HAVE LIMITED OPPORTUNITIES TO SELL OUR PRODUCTS.

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 88.3% of revenues for the six months ended January 31, 2001, 74.0% of revenues in fiscal year 2000 and 59.7% of revenues in fiscal year 1999. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

ECONOMIC CONDITIONS IN ASIA MAY HURT OUR SALES.

Asia is an important region for our customers in the semiconductor industry, and many of them have operations there. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 49.1% and 48.3% of our sales for the six months ended January 31, 2001 and the twelve months ended July 31, 2000 respectively were derived from this region. In light of the historical economic downturns in Asia, we may not be able to obtain additional orders and may experience cancellations of orders.

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

OUR STOCK PRICE IS VOLATILE.

In the twelve-month period ending on January 31, 2001, our stock price has ranged from a low of $9.56 to a high of $52.25. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $25.8 million as of January 31, 2001 and $26.1 million as of July 31, 2000, and in foreign currency exchange rates. Generally, we do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at a variable rate of prime plus 0.5%. Long term debt interest rates are fixed for the term of the notes.

FOREIGN EXCHANGE RISK

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the six months ended January 31, 2001, our revenues derived from shipments outside the United States constituted 61% of our total revenues. Revenues invoiced and collected in currencies other than U.S. dollars comprises 3.7% of this quarter fiscal revenues. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

On January 31, 2001, $10.0 million was outstanding under our domestic bank facility bearing interest at a rate of 9.5%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $100,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of the Company's exposure to and management of market risk appears under the heading "Business Risks".


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Stockholders on December 5, 2000.

         (b) Stockholders elected Messrs. Roger W. Blethen, Robert J. Boehlke and Roger J. Maggs as Class II Directors to serve additional terms of three years. Messrs. Jacques Bouyer and Samuel Rubinovitz continued to serve as Class III Directors, with their terms of office expiring at the Year 2001 Annual Meeting of Stockholders. Messrs. Stephen M. Jennings and Robert E. Moore continued to serve as Class I Directors, with their terms of offices expiring at the Year 2002 Annual Meeting of Stockholders.

         (c) Matters voted upon and the results of the voting were as follows:

         (i) Stockholders voted 42,486,343 shares FOR and 311,233 shares WITHHELD from the election of Roger W. Blethen as a Class II Director. Stockholders voted 42,501,190 FOR and 296,386 shares WITHHELD from the election of Robert J. Boehlke as a Class II Director. Stockholders voted 42,475,769 FOR and 321,807 WITHHELD from the election of Robert
         J. Maggs as a Class II Director.

         (ii) Stockholders voted 26,535,550 shares FOR 16,172,722 shares AGAINST and 89,304 shares ABSTAINED regarding the vote to approve the amendment to the 1999 Stock Plan.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the three months ended January 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LTX Corporation

Date: March 14, 2001            By: /s/ Roger W. Blethen
                                    --------------------

                                Roger W. Blethen
                                Chief Executive Officer and President

Date: March 14, 2001            By: /s/ Mark J. Gallenberger
                                    ------------------------

                                Mark J. Gallenberger
                                Vice President, Chief Financial
                                Officer and Treasurer
                                (Principal Financial Officer)