Form 10-Q
period 2001-04-30
LTX CORP
filed 2001-06-01
CIK 357020

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                                  (Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2001

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                       Commission File Number  000-10761
                       ---------------------------------

                                LTX CORPORATION
                                ---------------
            (Exact Name of Registrant as Specified in Its Charter)


       Massachusetts                                           04-2594045
       ------------------------------------------------------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                          (Identification No.)


    LTX Park at University Avenue, Westwood, Massachusetts            02090
    -----------------------------------------------------------------------
   (Address of Principal Executive Offices)                        (Zip Code)


  Registrant's Telephone Number, Including Area Code            (781) 461 1000
  ----------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days Yes  X     No______
                                     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at May 24, 2001
                -----                        ---------------------------

Common Stock, par value $0.05 per share               48,120,838

                                LTX CORPORATION

                                     Index

                                                                                  Page Number
Part I.   FINANCIAL INFORMATION

Item 1.       Consolidated Balance Sheet                                               1
              April 30, 2001 and July 31, 2000

              Consolidated Statement of Operations                                     2
              Three Months and Nine Months Ended April 30, 2001 and April 30, 2000

              Consolidated Statement of Cash Flows                                     3
              Nine Months Ended April 30, 2001 and April 30, 2000

              Notes to Consolidated Financial Statements                             4-7

Item 2.       Management's Discussion and Analysis of Financial                     8-14
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk              15

Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                       16

Item 6.       Exhibits and Reports on Form 8-K                                        16

SIGNATURES                                                                            16

                                LTX CORPORATION

                          CONSOLIDATED BALANCE SHEET

                                (In thousands)

                                                       April 30,      July 31,
                                                         2001           2000
                                                       --------       --------
                                                      (Unaudited)
ASSETS
Current assets:
   Cash and equivalents                                $188,183       $206,973
   Accounts receivable, net of allowances                53,020         74,940
   Accounts receivable - other                           13,911          6,875
   Inventories                                          106,751         75,671
   Deferred tax asset                                    24,927         38,795
   Prepaid expense                                       48,054         10,222
                                                       --------       --------

         Total current assets                           434,846        413,476

Property and equipment, net                              66,042         38,125
Other assets                                             14,035          4,903
                                                       --------       --------

Total assets                                           $514,923       $456,504
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                       $ 15,000       $  9,725
   Current portion of long-term debt                      5,293          5,144
   Accounts payable                                      30,517         43,042
   Deferred revenues and customer advances               54,015         23,096
   Accrued restructuring charges                            513          2,263
   Other accrued expenses                                19,245         22,319
                                                       --------       --------

         Total current liabilities                      124,583        105,589
                                                       --------       --------

Long-term debt, less current portion                      8,286         11,239
Other long-term liabilities                                   -              -
Stockholders' equity:
   Common stock                                           2,535          2,518
   Additional paid in capital                           404,730        401,209
   Unrealized gain loss on marketable securities            425              -
   Accumulated deficit                                  (13,875)       (52,290)
   Less-Treasury stock, at cost                         (11,761)       (11,761)
                                                       --------       --------

         Total stockholders' equity                     382,054        339,676
                                                       --------       --------

Total liabilities and stockholders' equity             $514,923       $456,504
                                                       ========       ========

See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                  (Unaudited)
                     (In thousands, except per share data)

                                                           Three Months                   Nine Months
                                                              Ended                          Ended
                                                             April 30,                      April 30,
                                                             ---------                      ---------
                                                        2001           2000           2001            2000
                                                      -------        -------        --------        --------
Net sales                                             $65,596        $82,117        $271,905        $212,332

Cost of sales                                          37,524         42,719         144,223         112,770
                                                      -------        -------        --------        --------

Gross profit                                           28,072         39,398         127,682          99,562

Engineering and product development expenses           17,295         13,237          49,983          36,363

Selling, general and administrative expenses            8,180          9,418          29,205          27,691
                                                      -------        -------        --------        --------

     Income from operations                             2,597         16,743          48,494          35,508

Other income and expense:

Interest expense                                          297            487             966           1,516

     Interest income                                    2,259          1,290           7,343           2,494

     Income before provision for income taxes           4,559         17,546          54,871          36,486

Provision for income taxes                              1,368             17          16,459              47
                                                      -------        -------        --------        --------

     Net income                                       $ 3,191        $17,529        $ 38,412        $ 36,439
                                                      =======        =======        ========        ========

Net income per share:
     Basic                                            $  0.07        $  0.39        $   0.81        $   0.88
                                                      =======        =======        ========        ========

     Diluted                                          $  0.06        $  0.37        $   0.77        $   0.81
                                                      =======        =======        ========        ========

Weighted--average common shares used in
 computing net income per share:
     Basic                                             47,803         44,526          47,676          41,386
                                                      =======        =======        ========        ========

     Diluted                                           50,522         47,835          50,145          44,783
                                                      =======        =======        ========        ========

Comprehensive income:

     Net income                                       $ 3,191        $17,529        $ 38,412        $ 36,439

     Unrealized gain on
         Marketable Securities                             22              -             425               -
                                                      -------        -------        --------        --------

Comprehensive income                                  $ 3,213        $17,529        $ 38,837        $ 36,439

See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                            Nine Months
                                                               Ended
                                                              April 30
                                                              --------

                                                          2001       2000
                                                        --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                             $ 38,412   $ 36,439
  Add (deduct) non-cash items:
   Depreciation and amortization                          10,016      8,189
   Unrealized gain or loss on investment                     425          -
   Exchange loss / (gain)                                    673       (242)
 (Increase) decrease in:
   Accounts receivable                                    14,203    (36,286)
   Inventories                                           (31,085)   (21,860)
   Deferred tax asset                                     15,338          -
   Prepaid expense                                       (37,880)    (2,914)
   Other assets                                              191       (814)
 Increase (decrease) in:
   Accounts payable                                      (12,066)     5,146
   Accrued expenses and restructuring charges             (4,656)     1,538
   Deferred revenues and customer advances                30,923     13,245
                                                        --------   --------

  Net cash provided by operating activities               24,495      2,441
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Expenditures for property and equipment, net            (37,942)   (13,003)
 Minority investment                                      (9,334)         -
                                                        --------   --------

  Net cash used in investing activities                  (47,276)   (13,003)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock purchase plans and option plans       2,070      5,634
 Proceeds from stock equity offering                           -    179,645
 Proceeds from short term borrowings                      39,000     40,510
 Payments of short term borrowings                       (33,725)   (36,367)
 Payments of long-term debt and other liabilities         (2,804)      (167)
 Proceeds from lease financing                                 -      6,415
                                                        --------   --------

  Net cash provided by financing activities                4,541    195,670
                                                        --------   --------

Effect of exchange rate changes on cash                      550        152
                                                        --------   --------

Net increase (decrease) in cash and equivalents          (18,790)   185,260
Cash and equivalents at beginning of period              206,973     19,936
                                                        --------   --------

  Cash and equivalents at end of period                 $188,183   $205,196
                                                        ========   ========

   Interest                                             $    801   $  1,709
   Income taxes                                         $  3,267   $    829

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a loss of $673,000 and a gain of $242,000 for the nine months ended April 30, 2001 and 2000 respectively. The amounts recorded in both periods were principally due to fluctuations in the Japanese yen that are included in selling, general and administrative expenses in the consolidated results of operations.

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

Income Taxes

Deferred income taxes are recorded for temporary differences between the financial reporting and tax basis of assets and liabilities. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision. The Company has not provided for federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, which were not significant, in the past since it reinvested those earnings. In fiscal year 2000 a tax benefit of $20.2 million for certain deferred tax assets was recorded. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. The remaining valuation allowance in fiscal 2000 relates to certain foreign losses and tax credits for which realization of future tax benefits is uncertain. The Company's estimated effective tax rate for the nine months ended April 30, 2001 was 30%.

Net Income per Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the weighted average number of common shares and all dilutive securities outstanding

A reconciliation between basic and diluted earnings per share is as follows:

                                                                   Three Months Ended         Nine Months Ended
                                                                        April 30,                  April 30,
                                                                    2001        2000           2001        2000
                                                                    ----        ----           ----        ----

                                                                     (in thousands, except per share amounts)
          Net income                                              $ 3,191      $17,529        $38,412     $36,439
          Basic EPS
           Basic common shares                                     47,803       44,526         47,676      41,386
           Basic EPS                                              $  0.07      $  0.39        $  0.81     $  0.88

          Diluted EPS
           Basic common shares                                     47,803       44,526         47,676      41,386
           Plus: Impact of stock options and warrants               2,719        3,309          2,469       3,397

           Diluted common shares                                   50,522       47,835         50,145      44,783
           Diluted EPS                                            $  0.06      $  0.37        $  0.77     $  0.81

Options to purchase 398,500 shares of common stock as of April 30, 2001 were outstanding but not included in the quarter ended calculation of diluted net income per share because either the options' exercise price was greater than the average market price of the common shares during the period ended, or the effect of including the options would have been anti-dilutive in effect. There were no options outstanding that were excluded in calculation of diluted earnings per share as of April 30, 2000.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. Inventories consisted of the following at:


                                        April 30,   July 31,
                                          2001        2000
                                          ----        ----

                                      (In thousands)

             Raw materials              $ 47,627    $31,085
             Work-in-progress             54,210     30,194
             Finished goods                4,914     14,392
                                        --------    -------

                                        $106,751    $75,671
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

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An interpretation of APB Opinion No. 25 " ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's financial position or results of operations.

3. Segment Reporting

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company's sales to unaffiliated customers for the nine months ended April 30, 2001 and 2000, along with the long-lived assets for April 30, 2001 and July 31, 2000, are summarized as follows:

                                                              Three Months                    Nine Months
                                                                  Ended                          Ended
                                                                April 30,                      April 30,
                                                                ---------                      ---------

                                                           2001           2000             2001         2000
                                                           ----           ----             ----         ----
                                                             (In thousands)                  (In thousands)
Sales to unaffiliated customers:
  United States                                         $46,239        $37,318           $127,349     $ 77,000
  Singapore                                               5,061          9,208             60,454       49,144
  Taiwan                                                  4,637         12,395             32,365       35,122
  Japan                                                   1,264          4,259             12,428        6,065
  All other countries                                     8,395         18,937             39,309       45,001
                                                        -------        -------           --------     --------

Total sales to unaffiliated customers
                                                        $65,596        $82,117           $271,905     $212,332
                                                        =======        =======           ========     ========
                                                               April 30,                 July 31,
                                                                 2001                      2000
                                                                 ----                      ----
                                                                         (In thousands)
Long-lived assets:
 United States                                                 $51,489                   $ 30,847
 Singapore                                                       6,441                      3,290
 Taiwan                                                          2,788                        915
 Japan                                                              53                         53
 All other countries                                             5,271                      3,020
                                                               -------                   --------

Total long-lived assets                                        $66,042                   $ 38,125
                                                               =======                   ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                                                                                                     Percentage
                                                                                               Increase/((Decrease)
                                                              Percentage of Net Sales
                                                    Three Months               Nine months       Three Months   Nine Months
                                                       Ended                      ended              2001          2001
                                                     April 30,                  April 30,            Over          Over
                                                     ---------                  ---------

                                                 2001           2000        2001          2000       2000          2000
                                                 ----           ----        ----          ----       ----          ----
Net Sales                                       100.0%         100.0%      100.0%        100.0%      (20.1)%        28.1%

Cost of Sales                                    57.2           52.0        53.0          53.1       (12.2)         27.9
                                                -----          -----       -----         -----      ------         -----

  Gross margin                                   42.8           48.0        47.0          46.9       (28.8)         28.2

Engineering and product development expenses     26.3           16.1        18.4          17.1        30.7          37.5

Selling, general and administrative expenses     12.5           11.5        10.8          13.1       (13.2)          5.5
                                                -----          -----       -----         -----      ------         -----

  Income from operations                          4.0           20.4        17.8          16.7       (84.5)         36.6

Other income and expense:

  Interest expense                                0.4            0.6         0.4           0.7       (39.0)        (36.3)

  Interest income                                 3.4            1.5         2.7           1.2        75.1         194.4
                                                -----          -----       -----         -----      ------         -----

  Income before income taxes                      7.0           21.3        20.1          17.2       (74.0)         50.4

Provision for income taxes                        2.1            0.0         6.0           0.0          NM            NM
                                                -----          -----       -----         -----      ------         -----

Net income                                        4.9%          21.3%       14.1%         17.2%      (81.8)%         5.4%
                                                =====          =====       =====         =====      ======         =====

NM--Not Meaningful

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Risks" below.

Results of Operations

Three Months and Nine Months Ended April 30, 2001 Compared to the Three Months and Nine Months Ended April 30, 2000

Net sales for the three months ended April 30, 2001 decreased 20.1% to $65.6 million as compared to $82.1 million in the same quarter of the prior year. For the nine months ended April 30, 2001, net sales were $271.9 million as compared to $212.3 million for the same period of the prior year, an increase of 28.1%. The current quarter decrease in revenue is primarily a result of an industry wide slowdown in the semiconductor industry which began to impact the Company in the latter half of the second quarter of fiscal year 2001. Service revenue accounted for $10.9 million, or 16.6% of net sales, and $9.0 million, or 11.0% of net sales, for the three months ended April 30, 2001 and 2000, respectively, and $27.4 million and $24.2 million for the nine months ended April 30, 2001 and April 30, 2000, respectively. Geographically, sales to customers outside of the United States were 29.5% and 54.6% of net sales in the three months ended April

30, 2001 and April 30, 2000, respectively.

The gross profit margin was 42.8% of net sales in the three months ended April 30, 2001, as compared to 48.0% of net sales in the same quarter of the prior year. The decrease results from a lower level of sales relative to fixed manufacturing costs. For the nine months ended April 30, 2001, the gross profit margin was 47.0% compared to 46.9% for the nine months ended April 30, 2000.

Engineering and product development expenses were $17.3 million, or 26.3% of net sales, in the three months ended April 30, 2001, as compared to $13.2 million, or 16.1% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2001, engineering and product development expenses were $50.0 million, or 18.4% of net sales, as compared to $36.4 million, or 17.2% of net sales, in the nine months ended April 30, 2000. The increase in expenditure is principally a result of a higher level of development expenses and key account support costs for the Company's Fusion product line.

Selling, general and administrative expenses were $8.2 million, or 12.5% of net sales, in the three months ended April 30, 2001, as compared to $9.4 million, or 11.5% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2001, selling, general and administrative expenses were $29.2 million, or 10.8% of net sales, as compared to $27.7 million, or 13.0% of net sales, in the nine months ended April 30, 2000. The decrease in the selling, general and administrative expenses of $1.2 million during the three months ended April 30, 2001 is related to the lower level of sales, which reduced certain variable costs.

Interest expense was $297,000 and $487,000 for the three months ended April 30, 2001 and April 30, 2000, respectively. Interest expense for the nine months ended April 30, 2001 was $1.0 million as compared to $1.5 million for the nine months ended April 30, 2000. The decrease in expense is a result of a decrease in the borrowing rate along with a decrease in overall debt.

Interest income was $2.3 million for the three months ended April 30, 2001 and $7.3 million for the nine months ended April 30, 2001 as compared to $1.3 million for the three months ended April 30, 2000 and $2.5 million for the nine months ended April 30, 2000. The increase in interest income occurred because of the increase in the Company's cash balance.

The Company had a tax provision of $1.4 million for the three months ended April 30, 2001 and $16.5 million for the nine months ended April 30, 2001 as compared to $17,000 for the three months ended April 30, 2000 and $47,000 for the nine months ended April 30, 2000. In fiscal year 2000, we recorded a tax benefit of $20.2 million and recorded deferred tax assets. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income. Management believes that it is more likely than not that the assets will be realized, based on forecasted income. However, there can be no assurance that we will meet our expectations of future income. The remaining valuation allowance in fiscal 2000 relates to certain foreign losses and tax credits for which the reliability of future tax benefits is uncertain.

Net income was $3.2 million, or $0.06 per share, in the three months ended April 30, 2001, as compared with $17.5 million, or $0.37 per share, in the same quarter in the prior year. The Company had net income of $38.4 million, or $0.77 per share, in the nine months ended April 30, 2001, as compared to a net income of $36.4 million, or $0.81 per share, for the same period last year.

Industry conditions further weakened during the three months ended April 30, 2001. Management believes that slow semiconductor equipment industry conditions will continue for the near term. Until there is a substantial improvement in industry conditions, the sluggish industry conditions will continue to adversely affect the Company's results of operations. The Company's results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or lower than anticipated margins due to unfavorable product mix. The Company has taken steps to reduce discretionary spending and capital expenditures.

Liquidity and Capital Resources

At April 30, 2001, the Company had $188.2 million in cash and equivalents and working capital of $310.3 million, as compared to $207.0 million of cash and equivalents and $307.9 million of working capital at July 31, 2000. The decrease in cash balance is primarily a result of cash expenditures for capital assets and the Company's minority interest investment in a semiconductor test equipment company.

Accounts receivable from trade customers were $53.0 million at April 30, 2001, as compared to $74.9 million at July 31, 2000. The decrease in account receivables was the result of cash collecting activities along with the lower sales for the quarter. The reserve for sales return allowances and doubtful accounts was $3.7 million, or 6.4% of gross accounts receivable, on April 30, 2001 and $3.6 million, or 4.6% of gross accounts receivable, on July 31, 2000.

Inventories increased by $31.1 million to $106.8 million at April 30, 2001 as compared to $75.7 million at July 31, 2000. The increase is directly attributable to the production ramp in the Fusion product.

Deferred tax asset decreased by $13.9 million to $24.9 million at April 30, 2001 as compared to $38.8 million at July 31, 2000. The decrease is attributed to the realization of certain deferred tax assets. Prepaid expense increased by $37.8 million to $48.1 million at April 30, 2001 as compared to $10.2 million at July 31, 2000. The increase is attributable to inventory related prepayments to secure production capacity with vendors.

Capital expenditures totaled $16.3 million for the three months ended April 30, 2001 as compared to $4.6 million for the three months ended April 30, 2000. Capital expenditures were $37.9 million and $13.0 million for the nine months ending April 30, 2001 and April 30, 2000, respectively. The principal reason for the increases relate to the addition of board test equipment, increased system test cell capacity, the addition of spare parts and investments in new application development equipment supporting the growth of the Fusion product line.

Other assets increased by $9.1 million to $14.0 million at April 30, 2001 as compared to $4.9 million at July 31, 2000. The increase is attributed to a minority investment in a semiconductor test equipment company, which is accounted for using the cost method.

During the quarter ended April 30, 2001, the Company renegotiated its domestic credit facility with its existing lender. The facility of $15.0 million is secured by all assets of the Company and bears interest at the bank's prime rate. Borrowing availability under this facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at April 30, 2001 were $15.0 million under this credit facility. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at the Company's option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or
(ii) LIBOR plus 0.4%. The Company anticipates that cash flow from operations combined with available cash balances and credit facility enhancements will be adequate to fund the Company's currently proposed operating activities for the next twelve months.

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

Any significant downturn in the markets for our customers' semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. Our revenue and operating results are currently being negatively impacted by a sudden and severe downturn that the semiconductor industry is currently experiencing. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity and accelerated erosion of selling prices. We believe the markets for newer generations of devices, including system-on-a-chip ("SOC"), will also experience similar characteristics. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales. Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses quickly in response to revenue shortfalls. In a contraction, we may not be able to reduce our significant fixed costs, such as continued investment in research and development and capital equipment requirements.

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

OUR DEPENDENCE ON INTERNATIONAL SALES AND NON-U.S. SUPPLIERS INVOLVES SIGNIFICANT RISK.

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 53% of our revenues for the nine months ended April 30, 2001 and 64% of our revenues for the nine months ended April 30, 2000. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

THE MARKET FOR SEMICONDUCTOR TEST EQUIPMENT IS HIGHLY CONCENTRATED, AND WE HAVE LIMITED OPPORTUNITIES TO SELL OUR PRODUCTS.

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 87.7% of revenues for the nines months ended April 30, 2001, 74.0% of revenues in fiscal year 2000 and 59.7% of revenues in fiscal year 1999. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

ECONOMIC CONDITIONS IN ASIA MAY HURT OUR SALES.

Asia is an important region for our customers in the semiconductor industry, and many of them have operations there. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 38.7% and 48.3% of our sales for the nine months ended April 30, 2001 and the twelve months ended July 31, 2000 respectively were derived from this region. In light of the historical economic downturns in Asia, we may not be able to obtain additional orders and may experience cancellations of orders.

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

OUR STOCK PRICE IS VOLATILE.

In the twelve month period ending on April 30, 2001, our stock price has ranged from a low of $9.56 to a high of $48.63. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial instruments that potentially subject us to concentrations of credit-risk consist principally of investments in cash equivalents, short-term investments and trade receivables. We place our investments with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $28.6 million as of April 30, 2001 and $26.1 million as of July 31, 2000, and in foreign currency exchange rates. Generally, we do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. One of our short-term credit facilities bears interest at the bank's prime rate. The other short-term credit facility bears interest (at the Company's option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1% or (ii) LIBOR plus 0.4%. Long term debt interest rates are fixed for the term of the notes.

FOREIGN EXCHANGE RISK

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the nine months ended April 30, 2001, our revenues derived from shipments outside the United States constituted 53% of our total revenues. Revenues invoiced and collected in currencies other than U.S. dollars comprises 7.8% of this quarter fiscal revenues. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

On April 30, 2001, $15.0 million was outstanding under our domestic bank facility bearing interest at a rate of 7.5%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $150,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of the Company's exposure to and management of market risk appears under the heading "Business Risks".

PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

On May 18, 2001, LTX served Ando Electric Co., Ltd. ("Ando") with a Demand for Arbitration pursuant to the Fusion Agreement, dated April 24, 1998, between LTX and Ando. The arbitration will be conducted by the American Arbitration Association in San Jose, California. LTX's demand asserts claims for breach of contract, breach of fiduciary duty, unfair competition and other claims arising out of Ando's conduct. LTX seeks damages and equitable relief. LTX does not believe that this legal proceeding will have any material adverse impact on our business and results of operations.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)
          (i) Exhibit 10(DD) - Third Modification Agreement dated as of April 21, 2001 between LTX Corporation and Silicon Valley Bank
          (ii) Exhibit 10(EE) - Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of Massachusetts

(b) There were no reports of Form 8-K filed during the three months ended April 30, 2001.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LTX Corporation

Date: June 1, 2001            By: /s/ Roger W. Blethen
                              ------------------------

                                        Roger W. Blethen
                                        Chief Executive Officer and President

Date: June 1, 2001            By: /s/ Mark J. Gallenberger
                              ----------------------------

                                        Mark J. Gallenberger
                                        Vice President, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial Officer)