Form 10-K
period 2001-07-31
LTX CORP
filed 2001-10-23
CIK 357020

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2001

                                       OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Title of each class              Name of each exchange on which
                  None                               registered
                                                        None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.05 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant on August 30, 2001 was $849,195,743

  Number of shares outstanding of each of the issuer's classes of Common Stock as of August 30, 2001:

          Common Stock, Par Value $0.05 Per Share, 48,525,471 shares.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement in connection with its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. The Compensation Committee Report, Stock Performance Graph and Audit Committee Report of the Registrant's Proxy Statement are expressly not incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LTX CORPORATION
                                     INDEX

                                                                           Page
                                                                           ----
 PART I
 Item 1. Business Introduction..........................................     1
         Industry Overview..............................................     1
         Fusion(R), the LTX Solution....................................     3
         The LTX Business Strategy......................................     4
         Product Overview...............................................     4
         Service........................................................     6
         Engineering and Product Development............................     6
         Sales and Distribution.........................................     6
         Strategic Alliances............................................     7
         Customers......................................................     7
         Manufacturing and Supply.......................................     7
         Competition....................................................     8
         Backlog........................................................     8
         Proprietary Rights.............................................     8
         Employees......................................................     9
         Environmental Affairs..........................................     9
 Item 2. Properties.....................................................     9
 Item 3. Legal Proceedings..............................................     9
 Item 4. Submission of Matters to a Vote of Security Holders............    10
 PART II
 Item 5. Market Value for the Registrant's Common Stock and Related
          Security Holder Matters.......................................    11
 Item 6. Selected Consolidated Financial Data...........................    12
 Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................    13

                                                                          Page
                                                                          ----
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   25
 Item 8.  Financial Statements and Supplementary Data...................   27
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   50
 PART III
 Item 10. Directors and Executive Officers of the Registrant............   50
 Item 11. Executive Compensation........................................   50
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   50
 Item 13. Certain Relationships and Related Transactions................   50
 PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................   50
          Financial Statements..........................................   50
          Schedules.....................................................   51
          Exhibits......................................................   52
          Listing of Exhibits...........................................   52
          Reports on Form 8-K...........................................   53
          Exhibits......................................................   54
          Signatures....................................................   55

                                     PART I

Item 1. Business Introduction

  LTX designs, manufactures, markets and services semiconductor test equipment. We sell our test systems to semiconductor designers and manufacturers worldwide, such as Texas Instruments, Philips Semiconductor, National Semiconductor, Motorola, NEC, Vitesse Semiconductor, Agere Systems, Infineon Technologies, and Hitachi. These customers use semiconductor test equipment to test every semiconductor device at two different stages during the manufacturing process. These devices are incorporated in a wide range of products, including data communications equipment such as switches, routers and servers, broadband access products such as cable modems and Ethernet accessories, personal communication devices such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and personal computer accessory products such as disk drives and 3D graphics accelerators.

  We offer our customers the LTX Fusion(R) platform, which combines our enVision++ software with either our Fusion HF or Fusion HT/AC products. We believe that Fusion HF is the first of a new class of test systems that can test system-on-a-chip, or SOC, devices in a single test step. With Fusion HF, we believe we have the only test system capable of testing a broad range of analog, digital, and mixed signal (a combination of digital and analog) devices, and most importantly, SOC devices, on a single platform. We have over 100 customers in more than 15 countries, to which we provide test systems, global applications consulting, repair services and operational support.

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

  Finally, the introduction and adoption of a new generation of end-user products requires the development of next generation device technologies. For example, access to information is migrating from the stand-alone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the Internet, which is accessible from anywhere by a variety of new portable electronic communication products. A critical enabling technology for this network and multimedia convergence is SOC. SOC provides the benefits of lower cost, smaller size and higher performance by combining advanced digital, analog and embedded memory technologies on a single device. These discrete technologies were, until recently, available only on several separate semiconductor devices, each performing a specific function. By integrating these functions on a single device, SOC enables lower cost, smaller size, higher performance, and lower power consumption.

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

  Designers and manufacturers historically have not been able to use their test floors at peak efficiency because they had to use several separate digital and mixed signal testers to perform all of their required testing. This increased their cost of ownership as device mix changes led to some of these testers sitting idle while there was a shortage of capacity in other testers, resulting in overall decreased tester utilization. Furthermore, in the absence of a single test platform solution, manufacturers cannot fully test new SOC designs because their current testing equipment does not contain a sufficiently broad range of mixed signal instrumentation. Manufacturers are subject to further increased testing costs if their testing equipment lacks the flexibility and capacity to run parallel tests on multiple devices at one time, or multi-site testing. These problems are exacerbated when volume production of devices increases.

Fusion, the LTX Solution

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

     Multi-site test capability. Multi-site testing, the parallel testing of more than one device (of the same type) on one testing machine at a given time, lowers the overall cost of testing devices by making possible the more efficient use of each testing machine. We designed Fusion to make multi-site testing easier for the test designer. Earlier generations of testing equipment required test engineers to write specific software programs to run tests in parallel. Our enVision++ software allows test engineers to expand single-site testing programs into multi-site testing programs with ease. Fusion can also be configured with a sufficient number of instruments to perform multi-site testing even on highly complex SOC devices.

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

     Scalable performance. Semiconductor devices, depending upon their application, require different levels of instrument performance for testing. For example, complex SOC devices require the advanced digital testing performance, including embedded memory testing, found in traditional high-end, stand-alone digital testers, whereas consumer-oriented digital and mixed signal devices typically have less stringent test performance requirements. Fusion delivers scalable instrument performance in an integrated, single platform at different price points, providing our customers with the ability to match test performance exactly to their needs.

     Easy-to-use software for test program development. Our enVision++ software provides the customer's test engineer with an expandable library of prepackaged, reusable test program modules and debugging tools, all accessible through an easy-to-use graphical user interface. In most other testers, test engineers can reuse test code only by cutting and pasting lines of program code. enVision++ encapsulates test techniques into software objects that are added to a library for reuse in subsequent test programs. The test engineer can use these software objects when designing new test programs simply by dragging them with a mouse into the program flow. The ease-of-use of our software accelerates our customers' development process, which allows them to introduce their semiconductor devices to market more rapidly.

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

     Concentrate our sales, applications consulting, and service efforts on key accounts. We have organized our selling, field service, and field applications organizations around key customers, and located these resources close to their facilities. We recognize that large, diversified semiconductor device manufacturers and certain offshore test and assembly companies purchase most of the world's test equipment, and that the level of support we are able to provide to them has a direct impact on future business. We believe that focusing our sales and support resources on these customers is the most efficient way to maximize revenue. We have also developed collaborative relationships with key customers and vendors that help guide us in developing future applications and system options. We are in the second phase of our Fusion selling strategy and are focusing selling efforts on key accounts in the subcontract test and assembly market. We believe this market represents an area of potential growth for us that will be at least partially driven by our success with the integrated diversified semiconductor manufacturers that use subcontract test and assembly services since they substantially influence which test systems are purchased by test and assembly companies.

     Further improve the flexibility of our business model. To improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a more flexible business model. With the transition of our assembly, system integration and testing operations to Jabil, substantially all of our manufacturing functions will be outsourced to third parties. We engage contract employees to address periods of peak demand. We have implemented additional international distribution and sub-contracted repair and support functions. We intend to continue to identify and implement programs which improve our customer responsiveness and reduce costs.

     Build on our strategic alliances. We have established strategic alliances with companies specializing in different aspects of our business such as board repair and local sales and service. These alliances allow us to focus our resources on the development of Fusion, maintain flexibility in our business model, and expand our ability to provide our customers throughout the world with local support. For example, during the fiscal year, we made an equity investment in and entered into a development agreement with StepTech, Inc. to provide us with test technology to address the high-volume commodity semiconductor market. In addition, our alliance with DI Corporation, our partner in Korea, provides local sales and support to the Korean market. Our alliances with Flextech Holding, based in Singapore, and MV Technical Sales, based in California, provide us with board repair services for our customers.

Product Overview

  Since late 1996, we have focused on designing, developing, marketing and servicing the Fusion test platform with its enabling technology for testing a broad range of devices, including SOC.

  Fusion Test Platform

  Fusion offers a unique solution for testing the full spectrum of SOC, mixed signal, and digital devices. The Fusion test platform provides customers with highly reliable test performance and cost-efficiency in their efforts to accelerate their time-to-market for SOC, mixed signal, and digital devices. The Fusion test platform combines our test station hardware with our enVision++ software. The Fusion platform is available in the Fusion HF and Fusion HT/AC configurations. These configurations depend primarily on the complexity of the device to be tested. We have also received our first order for a new Fusion product being developed through our alliance with StepTech, Inc.

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

  Consistent with our business strategy to focus on the Fusion product family, we sold the iPTest product line in fiscal 2000. The iPTest division manufactured systems used to test specialized semiconductor components, such as power transistors. The percentage of net sales contributed by iPTest, compared to our total net sales, was 1.2%, or $3.8 million for the fiscal year ended July 31, 2000, 3.2%, or $5.1 million and for the fiscal year ended July 31, 1999.

Service

  We consider service to be an important aspect of our business. Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of components manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us, and labor warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell. Service revenue totaled $37.3 million, or 11.3% of net sales, in fiscal 2001, $32.0 million, or 10.5% of net sales, in fiscal 2000, and $28.9 million, or 18.4% of net sales, in fiscal 1999.

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

Engineering and Product Development

  The test equipment market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position will depend upon our ability to successfully enhance Fusion and develop new instrumentation, and to introduce these new products on a timely and cost-effective basis. We devote a significant portion of personnel and financial resources to the continued development of our single platform SOC capabilities, including embedded memory, digital and mixed signal core competencies. We also seek to maintain close relationships with our customers in order to be responsive to their product needs. Our expenditures for engineering and product development were $66.0 million, $50.6 million, and $34.8 million, during fiscal 2001, 2000, and 1999, respectively.

  Our engineering strategy is to focus on development of the Fusion single test platform. We also intend to develop our future test systems in an evolutionary manner so that they may be progressively upgraded. This approach preserves our customers' substantial investments in our pre-existing test programs, and, in general, helps us maintain market acceptance for our test systems. We work closely with our customers and our strategic alliance partners to define new product features and to identify emerging applications for our products.

Sales and Distribution

  We sell our products primarily through a worldwide sales organization. Our sales organization is structured around key accounts, with a sales force of 28 people. We use a small number of independent sales representatives and distributors in certain other regions of the world.

  Our sales to customers outside the United States are primarily denominated in United States dollars. Sales outside North America were 48%, 62%, and 61%, of total sales in fiscal 2001, 2000, and 1999, respectively.

Strategic Alliances

  In October 2000, we made an equity investment in, and entered into a development agreement with, StepTech, Inc., an outsource technology provider to a broad range of semiconductor test equipment suppliers. Based in Hopkinton, Massachusetts, StepTech is privately held and specializes in the design and manufacture of cost-effective test instrument solutions and software encompassing key growth areas such as wireless and mixed-signal semiconductor testing. StepTech also provides product enhancements, engineering services and turn-key applications software to vendors and users of automatic test equipment. The development agreement with StepTech will provide LTX with test technology to broaden the reach of Fusion's single platform, scalable architecture into the high volume, commodity semiconductor market. We have received our first order for the new Fusion product developed through this alliance. The agreement also grants LTX exclusive rights, for a three-year period, to certain StepTech technologies. In return, StepTech will receive royalties on technology they have developed for the Fusion platform.

  We have also established additional alliances that we believe will allow us to achieve strategic goals such as focusing our resources on the further development of Fusion, maintaining flexibility in our business model and expanding our ability to provide our customers throughout the world with local support. These alliances have also allowed us to provide more localized support. For example, DI Corporation, our partner in Korea, provides local sales and support to the Korean market resulting in improved communications for our customers and better market access for us. Flextech Holdings, based in Singapore, and MV Technical Sales, based in California, provide board repair services for our customers, providing quick repair turnarounds for our customers and allowing us to focus on new product development.

Customers

  Our customers include many of the world's leading semiconductor device manufacturers. In fiscal year 2001 and 2000, Texas Instruments accounted for 26% and 19%, Philips Semiconductor accounted for 12% and 13% and Vitesse Semiconductor Corporation accounted for 22% and 11% of net sales, respectively. In fiscal year 2001, Infineon Technologies accounted for 11% of net sales. No single customer accounted for 10% or more of net sales in fiscal 1999. Customers that have ordered Fusion products include the following:

  Acer Labs               Infineon Technologies      SMSC
  Agere Systems           Maxim Integrated           Samsung
  Amkor                   Devices                    Siliconware
  AMS International       Motorola                   STATS
  ASAT                    National Semiconductor     STMicroelectronics
  ASE                     NEC                        Texas Instruments
  Hitachi                 On Semiconductor           UTAC
  Hynix                   Philips Semiconductor      Vitesse Semiconductor
                          Qlogic

  Because the semiconductor industry consists of a small number of device manufacturers, we believe that sales to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future. The loss of or reduction or delay in orders from a significant customer could hurt our business and financial results.

Manufacturing and Supply

  Our principal manufacturing operations consist of final assembly, system integration, and testing at our facilities in Westwood, Massachusetts. We also perform some limited testing and assembly in our San Jose facility. In June 2001, we announced our intent to transition our assembly, system integration and testing operations to Jabil Circuit. In addition, we outsource certain components and subassemblies to other contract manufacturers. We use standard components and prefabricated parts manufactured to our specifications. We assemble these components and subassemblies to produce testers in configurations specified by our customers. Most of the components for our products are available from a number of different suppliers; however, certain components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components currently are available in adequate amounts, we cannot be certain that shortages will not develop in the future. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components, who are sole source suppliers of custom components for our products, although Vitesse has two separate manufacturing facilities capable of manufacturing our custom components. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. We are in the process of evaluating sources for our custom components. We cannot assure you that such alternative sources will be qualified or available to us.

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

Backlog

  At July 31, 2001, our backlog of unfilled orders for all products and services was $145.6 million, compared with $236.8 million at July 31, 2000. Historically, test systems generally ship within six months of receipt of a customer's purchase order. The semiconductor industry and demand for semiconductor test equipment is highly cyclical. Customer delivery dates and order patterns typically get delayed and become less predictable when the semiconductor industry capacity exceeds demand. Recent business conditions indicate that the industry is in an excess capacity situation and therefore LTX cannot rely on historical trends to accurately determine firm delivery dates for items remaining in our backlog of unfilled orders as of July 31, 2001. While backlog is calculated on the basis of firm orders, all orders are subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

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

Employees

  At July 31, 2001, we employed 840 employees and 79 temporary workers. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We consider relations with our employees to be good.

Environmental Affairs

  Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on its capital expenditures, earnings or competitive position.

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

  We also maintain sales and support offices at locations in Europe and in Asia. Office space leased in Asia and Europe totals approximately 113,816 square feet.

  We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3. Legal Proceedings

  We have had various commercial relationships with Ando Electric Co., Ltd., a Japanese test equipment manufacturer, since 1993 when Ando was a subsidiary of NEC. In 1994, Ando loaned us $20 million, of which $8 million remains outstanding as of July 31, 2001. This indebtedness matures in July 2003. In 1998, we entered into a six year development, manufacturing and marketing agreement with Ando pursuant to which we granted Ando exclusive rights to manufacture and sell Fusion in Japan, but retained exclusive rights to manufacture and sell Fusion to certain customers in Japan and to manufacture and sell Fusion outside of Japan.

We also granted Ando a license to develop Fusion improvements for certain specific purposes, and, subject to certain conditions, a license to use, manufacture and sell these improvements in Japan. We were granted rights to use, improve and modify these Ando improvements outside Japan. Ando is required to pay quarterly royalties on sales of Fusion in Japan.

  In January 2001, Yokogawa Electric Corporation, a Japanese manufacturer of semiconductor test equipment, announced the acquisition of most of NEC's interest in Ando. On May 18, 2001, we served Ando with a Demand for Arbitration pursuant to this agreement. Our demand asserts claims for breach of contract, breach of fiduciary duty, unfair competition and other claims arising out of Ando's conduct. We are seeking damages and equitable relief. Ando has filed an answer and counterclaims to our demand or arbitration. Ando's answer denies fault on its part and asserts breach of contract and breach of fiduciary duty on our part. Ando seeks damages, equitable relief and termination of the agreement. The arbitration will be conducted by the American Arbitration Association in San Jose, California. We do not believe that this legal proceeding will have any material adverse impact on our business and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2001.

                                    PART II

Item 5. Market Value for the Registrant's Common Stock and Related Security Holder Matters Market Prices for Common Stock

  Our common stock is quoted on the Nasdaq National Market under the symbol "LTXX". The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated:

                                Period                             High   Low
                                ------                            ------ ------
      Fiscal Year Ended July 31, 2001
        First Quarter............................................ $26.13 $12.25
        Second Quarter...........................................  18.38  10.19
        Third Quarter............................................  27.25  13.69
        Fourth Quarter...........................................  31.82  18.55
      Fiscal Year Ended July 31, 2000
        First Quarter............................................ $16.69 $10.38
        Second Quarter...........................................  33.13  15.94
        Third Quarter............................................  52.25  25.00
        Fourth Quarter...........................................  48.63  20.63
      Fiscal Year Ended July 31, 1999
        First Quarter............................................ $ 3.88 $ 1.00
        Second Quarter...........................................   4.44   2.00
        Third Quarter............................................   6.91   3.44
        Fourth Quarter...........................................  14.50   6.13

  We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. In addition, our credit agreement with a bank contains certain covenants which prohibit us from paying cash dividends.

  As of August 30, 2001, we had approximately 1,012 stockholders of record of our common stock.

Item 6. Selected Consolidated Financial Data

  The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2001 are derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. Prior period financial statements have been reclassified to conform to the fiscal year 2000 presentation. The reclassification had no impact on earnings for any period.

                                       Fiscal Years ended July 31
                              ------------------------------------------------
                                1997      1998      1999      2000      2001
                              --------  --------  --------  --------  --------
                                (In thousands, except per share data and
                                              statistics)
Consolidated Statement of
 Operations Data:
Sales.......................  $194,343  $196,227  $157,326  $305,535  $330,030
Cost of Sales...............   119,699   127,837    93,451   161,078   177,034
Inventory related
 provision..................     9,250    40,718       --        --     12,800
Engineering and product
 development expenses.......    35,521    47,757    34,828    50,582    65,987
Selling, general and
 administrative expenses....    39,049    50,772    31,517    38,477    37,029
Reorganization costs........     6,750     6,272       --        --      1,200
                              --------  --------  --------  --------  --------
Income (loss) from
 operations.................   (15,926)  (77,129)   (2,470)   55,398    35,980
Net interest (expense)
 income.....................       433       (21)     (941)    3,123     7,894
Gain on liquidation/sale of
 business units.............       --        --      3,786       --        --
Provision (benefit) for
 income taxes...............       416     1,130       --    (20,214)   13,163
                              --------  --------  --------  --------  --------
Net income (loss) before
 cumulative effect of change
 in accounting principle....   (15,909)  (78,280)      375    78,735    30,711
                              --------  --------  --------  --------  --------
Cumulative effect of change
 in accounting principle,
 net of $4,099 tax..........       --        --        --        --      9,566
                              --------  --------  --------  --------  --------
Net income (loss)...........  $(15,909) $(78,280) $    375  $ 78,735  $ 21,145
                              ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic.....................  $  (0.45) $  (2.15) $   0.01  $   1.84  $   0.44
  Diluted...................  $  (0.45) $  (2.15) $   0.01  $   1.70  $   0.43
Weighted-average common
 shares used in computing
 net income (loss) per
 shares:
  Basic.....................    35,476    36,401    35,696    42,897    47,782
  Diluted...................    35,476    36,401    36,958    46,201    49,634
Consolidated Balance Sheet
 Data:
Working Capital.............  $115,118  $ 33,958  $ 47,915  $307,887  $294,476
Property and equipment,
 net........................    42,958    35,427    31,942    38,125    66,739
Total assets................   213,546   141,019   147,993   456,504   483,039
Total debt..................    32,272    25,476    27,477    26,108    24,177
Stockholder's equity........   140,198    55,950    58,928   339,676   369,269
Other Information
 (unaudited):
Current ratio...............      3.19      1.49      1.71      3.92      3.73
Asset turnover..............      0.91      1.39      1.06      0.67      0.68
Debt as a percentage of
 total capitalization.......      18.8%     31.3%     31.8%      7.1%      6.1%
Additions to property and
 equipment (net)............  $ 16,116  $  8,795  $  9,636  $ 17,850  $ 47,333
Depreciation and
 amortization...............    11,038    12,510    11,291    10,613    14,139

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

Results of Operations

  The following table sets forth for the periods indicated statement of operations data.

                                                 Fiscal Year ended July 31
                                                 ----------------------------
                                                   1999      2000      2001
                                                 --------  --------  --------
                                                  (In thousands except per
                                                        share data)
Net Sales....................................... $157,326  $305,535  $330,030
Cost of sales...................................   93,451   161,078   177,034
Inventory related provision.....................      --        --     12,800
                                                 --------  --------  --------
Gross Profit....................................   63,875   144,457   140,196
Engineering and product development expenses....   34,828    50,582    65,987
Selling, general and administrative expenses....   31,517    38,477    37,029
Reorganization costs............................      --        --      1,200
                                                 --------  --------  --------
Income (loss) from operations...................   (2,470)   55,398    35,980
Interest expense................................   (1,526)   (2,065)   (1,250)
Interest income.................................      585     5,188     9,144
Gain on liquidation/sale of business units......    3,786       --        --
                                                 --------  --------  --------
Income before income taxes......................      375    58,521    43,874
Provision (benefit) for income taxes............      --    (20,214)   13,163
                                                 --------  --------  --------
Income before cumulative effect of change in
 accounting principle...........................      375    78,735    30,711
Cumulative effect of change in accounting
 principle, net of $4,099 tax...................      --        --      9,566
                                                 --------  --------  --------
Net income...................................... $    375  $ 78,735  $ 21,145
Net income per share:
  Basic......................................... $   0.01  $   1.84  $   0.44
  Diluted....................................... $   0.01  $   1.70  $   0.43

  The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of total net sales.

                                                          Percentage of Net
                                                          Sales Year Ended
                                                               July 31
                                                          -------------------
                                                          1999   2000   2001
                                                          -----  -----  -----
Net Sales:............................................... 100.0% 100.0% 100.0%
Cost of sales:...........................................  59.4   52.7   53.6
Inventory related provision..............................   0.0    0.0    3.9
Gross profit.............................................  40.6   47.3   42.5
Engineering and product development expenses.............  22.1   16.6   20.0
Selling, general and administrative expenses.............  20.0   12.6   11.2
Reorganization costs.....................................   0.0    0.0    0.4
Income (loss) from operations............................    NM   18.1   10.9
Interest expense.........................................    NM   (0.7)  (0.4)
Interest income..........................................   0.4    1.7    2.8
Gain on liquidation/sale of business units...............   2.4    0.0    0.0
Income before income taxes...............................   0.2   19.1   13.3
Provision (benefit) for income taxes.....................   0.0   (6.6)   4.0
Income before cumulative effect of change in accounting
 principle...............................................   0.2   25.7    9.3
Cumulative effect of change in accounting principle, net
 of tax..................................................   0.0    0.0    2.9
Net income...............................................   0.2   25.7    6.4

  Fiscal 2001 Compared to Fiscal 2000.

  Net Sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales were $330.0 million in 2001 and $305.5 million in 2000. The net sales of $330.0 million in 2001 reflect the Company's adoption of SAB 101, discussed below in "Recent Accounting Pronouncements". The increase in sales of $24.5 million was the result of stronger sales in the first half of fiscal year 2001. Beginning in the latter half of the second quarter of fiscal 2001, the semiconductor industry experienced a severe industry-wide slow down. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $37.3 million, or 11.3% of net sales, in fiscal 2001 and $32.0 million, or 10.5% of net sales, in fiscal 2000. Geographically, sales to customers outside the United States were $157.7 million, or 48% of net sales, in fiscal 2001 and $189.2 million, or 62% of net sales, in fiscal 2000.

  Cost of Sales. Cost of sales consists of material, labor, depreciation and associated overhead. Cost of sales increased by $16.0 million to $177.0 million in fiscal 2001 from $161.1 million in fiscal 2000 primarily as a result of higher net sales. As a percentage of net sales, cost of sales was 53.6% of net sales in fiscal 2001 as compared to 52.7% in fiscal 2000. The major reason for the year-to-year 0.9% decline in margin percentage relates to the 33.2% decline in revenue during the latter half of fiscal year 2001 from the first half of the year.

  Inventory Related Provision. A $12.8 million inventory related provision was charged to operations in fiscal 2001. The write down consisted of two categories. The first category was a $9.4 million inventory charge to cost of sales relating to non-Fusion components and subassemblies. Included in the $9.4 million write down was a provision for $2.5 million that related to Delta/STE inventory that was transferred to our third party reseller of Delta/STE products. The provision was established due to lack of demand for Delta/STE legacy products. The $6.9 million of the $9.4 million inventory charge was a write down of non-Fusion components included in LTX inventory that will have no usage over the next twelve to twenty-four months. As a result of the transition of the Company's manufacturing operations to Jabil Circuit, the Company will have limited capacity over the next twelve to twenty-four months to convert non-Fusion inventory into finished product for resale. In addition, due to the current industry wide slowdown in the semiconductor industry, the Company anticipates a significant reduction in demand for non-Fusion products which may become technologically obsolete by our next generation Fusion products.

  The second category was a $3.4 million charge, which represented a write down of Fusion product printed circuit boards. These boards will require a substantial amount of reworking to make them useable in active production with Jabil Circuit. We will have limited internal operations and capability to rework these boards during this transition.

  Engineering and Product Development Expenses. Engineering and product development expenses were $66.0 million, or 20.0% of net sales, in fiscal 2001 as compared to $50.6 million, or 16.6% of net sales in fiscal 2000. The increase in expenditures is principally a result of a higher level of development expenses and key account support costs for our Fusion product line.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses were $37.0 million or 11.2% of net sales in fiscal 2001 as compared to $38.5 million, or 12.6% of net sales in fiscal 2000. The decrease in the selling, general and administrative expenses of $1.5 million for fiscal 2001 related to the reduction of certain variable costs resulting from the reduced sales in the latter half of the fiscal year.

  Reorganization Costs. In fiscal 2001, the Company selected Jabil Circuit, Inc. to build its Fusion test systems. The manufacturing transition plan will be implemented over the next 12 months and will result in approximately a 15 percent reduction in LTX's permanent employee headcount. As a result of this transition plan, the Company recorded $1.2 million of reorganization costs in the fourth quarter of 2001.

  Interest Expense. Interest expense for fiscal year 2001 was $1.3 million as compared to $2.1 million for fiscal year 2000. The decrease in expense is a result of a decrease in outstanding bank loan balances with our domestic bank.

  Interest Income. Interest income was $9.1 million for fiscal 2001 as compared to $5.2 million for fiscal 2000. The increase in interest income occurred because of the increased earnings resulting from the investment in available for sale securities and the benefit of proceeds from the fiscal 2000 stock offerings for the entire year.

  Income Tax. The Company recorded a tax provision of $13.1 million in fiscal 2001 and a tax benefit of $20.2 million in fiscal 2000. The Company's effective tax rate was 30.0% and (34.5%) in fiscal 2001 and fiscal 2000, respectively. The effective tax rate in each period differs from the statutory income tax rate primarily due to the generation of tax credits and the change in the valuation allowance.

  Cumulative Effect of Change in Accounting Principle. In fiscal year 2001, a $9.6 million charge representing 2.9% of net sales, was recognized relating to the cumulative effect of an accounting change as related to SAB 101 which is described further in "Recent Accounting Pronouncements" below.

  Industry Conditions. Industry conditions weakened significantly during the second half of the fiscal year ended July 31, 2001. Management believes that slow semiconductor equipment industry conditions will continue for the near term. Until there is a substantial improvement in industry conditions, the sluggish industry conditions will continue to adversely affect the Company's results of operations. The Company's results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or lower than anticipated margins due to unfavorable product mix. The Company has taken steps to reduce discretionary spending and capital expenditures.

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

Liquidity and Capital Resources

  At July 31, 2001, we had $180.1 million in cash and equivalents and working capital of $294.5 million as compared to $207.0 million in cash and equivalents and $307.9 million of working capital at July 31, 2000. The decrease in the cash balance was primarily a result of cash expenditures for capital assets and our minority interest investment in a semiconductor test equipment company, offset by net cash provided by operating activities. Working capital decreased as a result of those cash expenditures.

  Accounts receivable from trade customers were $25.6 million at July 31, 2001, as compared to $74.9 million at July 31, 2000. The decrease in account receivables was the result of cash collecting activities along with lower sales for the latter part of fiscal year 2001. The reserve for sales returns and doubtful accounts was $3.7 million, or 12.5% of gross accounts receivable on July 31, 2001 and $3.6 million, or 4.6% of gross accounts receivable, on July 31, 2000.

  Inventory increased by $21.0 million to $96.7 million at July 31, 2001 as compared to $75.7 million at July 31, 2000. The increase is directly attributable to the production ramp in the Fusion product along with a severe drop in demand for semiconductor test equipment in the second half of the fiscal year ended July 31, 2001.

  Deferred tax assets decreased by $4.9 million to $33.9 million at July 31, 2001 as compared to $38.8 million at July 31, 2000. The decrease is attributed to the recognition of certain deferred tax assets. Prepaid expense increased by $48.8 million to $59.0 million at July 31, 2001 as compared to $10.2 million at July 31, 2000. The increase is attributed to inventory related prepayments to secure production capacity with vendors.

  Capital expenditures totaled $47.3 million in fiscal 2001 as compared to $17.9 million for fiscal year 2000. The principal reason for the $29.4 million increase in expenditures relates to the addition of board test equipment, increased system test cell capacity, the addition of spare parts and investments in new application development equipment supporting the growth of the Fusion product line.

  Other assets increased by $9.1 million to $14.0 million at July 31, 2001 as compared to $4.9 million at July 31, 2000. The increase is attributed to a minority investment in a semiconductor test equipment company, which is accounted for using the cost method.

  During the quarter ended April 30, 2001, the Company renegotiated its domestic credit facility with our existing lender. The facility of $15.0 million is secured by all assets and bears interest at the bank's prime rate. Borrowing availability under this facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at July 31, 2001 were $12.9 million under this credit facility. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%.

  On August 8, 2001, the Company received net proceeds of $145.5 million from a private placement of 4.25% Convertible Subordinated Notes due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers.

  The Company anticipates that cash flow from operations combined with available cash balance and credit facility enhancements will be adequate to fund our currently proposed operating activities for the next twelve months.

Recent Accounting Pronouncements

  In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25 ("FIN

44")". FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on our financial position or results of operations.

  The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), on December 3, 1999. On June 26, 2000, the SEC staff announced that they were delaying the required implementation date for SAB No. 101 with the issuance of SAB No. 101B. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerns the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. The Company's previous revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment.

  The Company derives revenues from three sources--equipment sales, spare parts and service contracts. SAB 101 has no effect on the Company's revenue recognition policy for spare parts or service contracts. For equipment sales there are different revenue recognition points under SAB 101, which are described as follows:

     Acceptance: For equipment sales to a new customer, existing products with new specifications and/or a new product, revenue is recognized upon customer acceptance.

     Shipment and acceptance: Equipment sales to existing customers, who have purchased the same equipment with the same customer-specified provisions in the past, are accounted for as multiple-element arrangement sales. If a portion of the payment is linked to product acceptance which is 20% or less holdback, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company.

  Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

  As a result of SAB 101, we changed our method of accounting for revenue recognition. We reported this change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes", by a cumulative effect adjustment. This change was adopted in the fourth quarter. No cumulative effect of the change is included in net income in the fourth quarter. Instead, APB 20 requires that the change be made as of the beginning of the fiscal year (August 1, 2000) and that financial information for interim periods reported prior to the change, in this case the first three quarters of fiscal 2001, be restated by applying SAB 101 to those periods. No restatement of fiscal year 2000 information is necessary.

  In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $9.6 million (after reduction for income taxes of $4.1 million), or ($0.19) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

  In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

  SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142.

  SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The Company does not expect that the adoption of these statements will result in any material impact on the financial statements at this time. The Company will adopt these statements effective August 1, 2002.

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

  We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our recent operating results have been negatively impacted by an industry-wide slowdown in the semiconductor industry which began to impact us in the latter half of the second quarter of fiscal 2001. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

  The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 87.4% of revenues in fiscal year 2001 and 74.0% of revenues in fiscal year 2000. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

   We may not be able to deliver hardware options and software applications to satisfy specific customer needs in a timely manner.

  We must develop and deliver hardware and software to meet our customers' specific test requirements. Our test equipment may fail to meet our customers' technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

   Our dependence on international sales and non-U.S. suppliers involves significant risk.

  International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 48% of our revenues for fiscal year 2001 and 62% for fiscal year 2000. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

  Our success will depend on our ability to attract and retain highly qualified managers and technical personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. Any significant layoffs in an industry downturn could make it more difficult for us to hire or retain qualified personnel.

   Our dependence on subcontractors and sole source suppliers may prevent us from delivering an acceptable product on a timely basis.

  We rely on subcontractors to manufacture many of the components and subassemblies for our products, and we rely on sole source suppliers for certain components. We may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including a result of a change in control of, or a deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is a lengthy process. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The process of qualifying subcontractors and suppliers is a lengthy process. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components. Each is a sole source supplier of components manufactured in accordance with our proprietary design and specifications. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. Vitesse Semiconductor is also a Fusion customer.

   We will depend on Jabil Circuit to produce and test our family of Fusion products, and any failures or other problems at or with Jabil could cause us to lose customers and revenues.

  We have selected Jabil Circuit, Inc. to manufacture our Fusion HF test systems. We are in the process of negotiating the definitive terms and conditions of this arrangement and upon reaching a final binding agreement, we will transfer all of our assembly, system integration and testing operations to Jabil. If we are unable to finalize the terms of this arrangement, or if, after the execution of a final agreement, Jabil cannot provide us with these products and services in a timely fashion, or at all, whether due to labor shortage, slow down or stoppage, deteriorating financial or business conditions or any other reason, we would not be able, at least temporarily, to sell or ship our Fusion family of products to our customers. We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all.

  We have begun the transition of our assembly, system integration and testing operations of the Fusion products to Jabil. We may encounter unforeseen expenses as well as difficulties in transferring these responsibilities to Jabil due to technology and personnel compatibility. We cannot assure you that this relationship with Jabil will result in a reduction of our fixed expenses while allowing us to provide our customers with seamless service and customer support.

   Economic conditions in Asia may hurt our sales.

  Asia is an important region for our customers in the semiconductor industry, and many of them have operations there. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 36.9% and 48.3% of our sales for fiscal years 2001 and 2000, respectively, were derived from this region. In light of the historical economic downturns in Asia, we may not be able to obtain additional orders and may experience cancellations of orders.

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

   Our stock price is volatile.

  In the twelve-month period ending on July 31, 2001, our stock price ranged from a low of $10.19 to a high of $31.82. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

  Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $24.2 million as of July 31, 2001 and in foreign currency exchange rates. We do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short term bank debt bears interest at prime. Long term debt interest rates are fixed for the term of the notes.

   Foreign Exchange Risk

  Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 2001, our revenues derived from sales outside the United States constituted 48% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 21% of the outstanding accounts receivable balance at July 31, 2001. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

   Interest Rate Risk

  Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings. We manage our interest rate exposure using a mix of fixed and floating interest rate debt and, if appropriate, financial derivative instruments.

  During the quarter ended April 30, 2001, the Company renegotiated its domestic credit facility with our existing lender. The facility of $15.0 million is secured by all assets and bears interest at the bank's prime rate. Borrowing availability under this facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at July 31, 2001 were $12.9 million under this credit facility and the interest rate was 6.75%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $129,000 on an annual basis. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. On August 8, 2001, the Company received $145.5 million in net proceeds from a convertible debenture offering. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings. The Company anticipates the cash flow from operations combined with available cash balance and credit facility enhancements will be adequate to fund currently proposed operating activities for the next twelve months.

Item 8. Financial Statements and Supplementary Data

                                LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET
                (In thousands, except share and per share data)

                                                                July 31,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
ASSETS
Current assets:
  Cash and equivalents..................................... $206,973  $180,109
  Accounts receivable, net of allowances of $3,648 and
   $3,659..................................................   74,940    25,649
  Accounts receivable--other; net of allowances of $0 and
   $2,500..................................................    6,875     6,938
  Inventories..............................................   75,671    96,695
  Deferred tax asset.......................................   38,795    33,896
  Prepaid expense..........................................   10,222    58,975
                                                            --------  --------
    Total current assets...................................  413,476   402,262
Property and equipment, net................................   38,125    66,739
Other assets...............................................    4,903    14,038
                                                            --------  --------
    Total assets........................................... $456,504  $483,039
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable............................................ $  9,725  $ 12,900
  Current portion of long-term debt........................    5,144     5,293
  Accounts payable.........................................   43,042    16,577
  Deferred revenues and customer advances..................   14,620    37,840
  Deferred gain on leased equipment........................    8,476    13,906
  Accrued restructuring charges............................    2,263     1,713
  Other accrued expenses...................................   22,319    19,557
                                                            --------  --------
    Total current liabilities..............................  105,589   107,786
Long-term debt, less current portion.......................   11,239     5,984
Stockholders' equity:
Common stock, $0.05 par value:
  100,000,000 shares authorized; 50,131,240 and 50,903,326
   shares issued; 47,583,740 and 48,355,826 shares
   outstanding.............................................    2,518     2,557
Additional paid-in capital.................................  401,209   409,065
Other comprehensive income.................................      --        553
Accumulated deficit........................................  (52,290)  (31,145)
Less--Treasury stock (2,547,500 shares), at cost...........  (11,761)  (11,761)
                                                            --------  --------
    Total stockholders' equity.............................  339,676   369,269
                                                            --------  --------
    Total liabilities and stockholders' equity............. $456,504   483,039
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                LTX CORPORATION

         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                (In thousands, except share and per share data)

                                                     Year ended July 31,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
Net sales.......................................  $157,326  $305,535  $330,030
Cost of sales...................................    93,451   161,078   177,034
Inventory related provision.....................       --        --     12,800
                                                  --------  --------  --------
Gross profit....................................    63,875   144,457   140,196
Engineering and product development expenses....    34,828    50,582    65,987
Selling, general and administrative expenses....    31,517    38,477    37,029
Reorganization costs............................       --        --      1,200
                                                  --------  --------  --------
Income (loss) from operations ..................    (2,470)   55,398    35,980
Other income (expense):
  Interest expense..............................    (1,526)   (2,065)   (1,250)
  Interest income...............................       585     5,188     9,144
  Gain on liquidation/sale of business units....     3,786       --        --
                                                  --------  --------  --------
Income before income taxes and cumulative effect
 of change in accounting principle .............       375    58,521    43,874
Provision (benefit) for income taxes............       --    (20,214)   13,163
                                                  --------  --------  --------
Income before cumulative effect of change in
 accounting principle...........................       375    78,735    30,711
Cumulative effect of change in accounting
 principle, net of $4,099 tax...................       --        --      9,566
Net income......................................  $    375  $ 78,735  $ 21,145
                                                  --------  --------  --------
Net income before cumulative effect of change in
 accounting principle, per share:
  Basic.........................................  $   0.01  $   1.84  $   0.64
  Diluted.......................................  $   0.01  $   1.70  $   0.62
Cumulative effect of change in accounting
 principle, net of $4,099 tax, per share:
  Basic.........................................       --        --   $  (0.20)
  Diluted.......................................       --        --   $  (0.19)
Net income per share:
  Basic.........................................  $   0.01  $   1.84  $   0.44
                                                  ========  ========  ========
  Diluted.......................................  $   0.01  $   1.70  $   0.43
                                                  ========  ========  ========
Weighted-average common shares used in computing
 net income per share:
  Basic.........................................    35,696    42,897    47,782
                                                  ========  ========  ========
  Diluted.......................................    36,958    46,201    49,634
                                                  ========  ========  ========
Comprehensive income:
Net income......................................  $    375  $ 78,735  $ 21,145
Unrealized gain on marketable securities........       --        --        553
                                                  --------  --------  --------
Comprehensive income............................  $    375  $ 78,735  $ 21,698
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                LTX CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                            For the Three Years Ended July 31, 2001
                          ----------------------------------------------------------------------------
                                                        Unrealized
                             Common Stock    Additional  Gain on                             Total
                          ------------------  Paid-In   Marketable Accumulated Treasury  Stockholders'
                            Shares   Amount   Capital   Securities   Deficit    Stock       Equity
                          ---------- ------- ---------- ---------- ----------- --------  -------------
Balance at July 31,
 1998...................  35,476,940   1,902   197,209      --      (131,400)   (11,761)     55,950
Exercise of stock
 options................     411,854      20       975      --           --         --          995
Issuance of shares under
 employees' stock
 purchase plan..........     296,246      14       969      --           --         --          983
Amortization of deferred
 compensation...........         --      --        625      --           --         --          625
Net income..............         --      --        --       --           375        --          375
                          ---------- -------  --------    -----     --------   --------    --------
Balance at July 31,
 1999...................  36,185,040   1,936   199,778      --      (131,025)   (11,761)     58,928
Common stock offerings..   9,173,270     459   179,091      --           --         --      179,550
Exercise of stock
 options................   1,701,796      85     5,268      --           --         --        5,353
Tax benefit from the
 exercise of stock
 options................         --      --      8,211      --           --         --        8,211
Conversion of
 subordinated debentures
 to common stock........     405,984      20     7,178      --           --         --        7,198
Issuance of shares under
 employees' stock
 purchase plan..........     117,650      18     1,683      --           --         --        1,701
Net Income..............         --      --        --       --        78,735        --       78,735
                          ---------- -------  --------    -----     --------   --------    --------
Balance at July 31,
 2000...................  47,583,740   2,518   401,209      --       (52,290)   (11,761)    339,676
Exercise of stock
 options................     632,667      32     3,346      --           --         --        3,378
Issuance of shares under
 employees' stock
 purchase plan..........     139,419       7     2,120      --           --         --        2,127
Tax benefit from the
 exercise of stock
 options................         --      --      2,390      --           --         --        2,390
Other comprehensive
 income.................         --      --        --       553          --         --          553
Net income..............         --      --        --       --        21,145        --       21,145
                          ---------- -------  --------    -----     --------   --------    --------
Balance at July 31,
 2001...................  48,355,826 $ 2,557  $409,065    $ 553     $(31,145)  $(11,761)   $369,269
                          ========== =======  ========    =====     ========   ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                LTX CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (In thousands except share data)

                                                     Year ended July 31,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
Cash Flows from Operating Activities:
 Net income...................................... $    375  $ 78,735  $ 21,145
  Add (deduct) non-cash items:
   Cumulative effect of a change in account
    principle, net of $4,099 tax.................      --        --      9,566
   Depreciation and amortization.................   11,291    10,613    14,139
   Deferred tax benefit..........................      --    (21,200)     (567)
   Gain on liquidation/sale of business units....   (3,786)      --        --
   Charge for inventory related provision........      --        --     12,800
   Translation loss (gain).......................      737      (239)      777
 (Increase) decrease in:
  Accounts receivable............................   (2,983)  (36,876)   61,743
  Inventories....................................  (11,204)  (37,079)  (41,629)
  Prepaid expenses...............................   (2,154)   (4,418)  (48,789)
  Other assets...................................      (51)   (1,268)      743
 Increase (decrease) in:
  Accounts payable...............................   11,560     5,526   (25,994)
  Accrued expenses and restructuring charges.....   (8,322)    2,371    (2,134)
  Deferred revenues and customer advances........   (9,449)    5,446    12,606
                                                  --------  --------  --------
  Net cash (used in) or provided by operating
   activities....................................  (13,986)    1,611    14,406
                                                  --------  --------  --------
Cash Flows from Investing Activities:
 Proceeds from sale of business unit.............    2,000       --        --
 Minority investment.............................      --        --     (9,326)
 Expenditures for property and equipment.........   (9,636)  (17,850)  (47,333)
                                                  --------  --------  --------
 Net cash used in investing activities...........   (7,636)  (17,850)  (56,659)
                                                  --------  --------  --------
Cash Flows from Financing Activities:
 Proceeds from stock plans:
  Employees' stock purchase plan.................      983     1,701     2,127
  Exercise of stock options......................      995     5,353     3,378
 Proceeds of equity offerings....................      --    179,550       --
 Advances of short-term notes payable............   33,204    50,010    51,900
 Payment of short-term notes payable.............  (28,499)  (46,093)  (48,725)
 Proceeds from lease financing...................   10,615    12,744    12,496
 Payments of long-term debt......................   (1,174)     (141)   (5,111)
                                                  --------  --------  --------
 Net cash provided by financing activities.......   16,124   203,124    16,065
                                                  --------  --------  --------
Effect of exchange rate changes on cash..........      325       152      (676)
                                                  --------  --------  --------
 Net (decrease) increase in cash and
  equivalents....................................   (5,173)  187,037   (26,864)
Cash and equivalents at beginning of year........   25,109    19,936   206,973
                                                  --------  --------  --------
Cash and equivalents at end of year.............. $ 19,936  $206,973  $180,109
                                                  ========  ========  ========
Supplemental Disclosures of Cash Flow
 Information:
 Cash paid (received) during the year for:
  Interest....................................... $    678  $ (2,790) $ (7,616)
  Income taxes................................... $    757  $  1,536  $  1,938

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

  Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from these estimates.

  Foreign Currency Translation

  The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a loss of $777,000, a gain of $239,000, and a loss of $737,000 in fiscal 2001, 2000 and 1999 respectively. The loss of $777,000 in fiscal 2001 was principally due to transaction losses relating to fluctuations in the Japanese yen. Transaction gains and losses are included in the consolidated results of operations.

  Revenue Recognition

  The Company changed its revenue recognition policy effective August 1, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price is fixed or determinable and collectibility is reasonably assured.

                                LTX CORPORATION

  The Company derives revenues from three sources--equipment sales, spare parts and service contracts. SAB 101 has no effect on the Company's revenue recognition policy for spare parts or service contracts. For equipment sales there are different revenue recognition points under SAB 101, which are described as follows:

  Acceptance: For equipment sales to a new customer, existing products with new specifications and/or a new product, revenue is recognized upon customer acceptance.

  Shipment and acceptance: Equipment sales to existing customers, who have purchased the same equipment with the same customer-specified provisions in the past, are accounted for as multiple-element arrangement sales. If a portion of the payment is linked to product acceptance and is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company.

  Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Service revenue totaled $37.3 million or 11.3% of net sales, in fiscal 2001, $32.0 million, or 10.5% of net sales, in fiscal 2000, and $28.9 million, or 18.4% of net sales, in fiscal 1999. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

  In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $9.6 million (after reduction for income taxes of $4.1 million), or ($0.19) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

  Prior to fiscal 2001, the revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. The Company has no proforma data for fiscal years 2000 and 1999 as the amounts are not readily determinable based on the nature of the revenue adjustments required by SAB 101. The Company's quarterly fiscal 2001 results have been restated in Note 12. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

  During April 1998, Ando Electric Co., Ltd. (Ando) paid the Company $17.4 million in cash and LTX Common Stock for the rights to manufacture, market and develop LTX's Fusion product for Japanese customers. The Company recognized $7.4 million of revenue during fiscal 1998 for the sale of its marketing and development rights. The Company deferred $10.0 million of revenue related to the manufacturing rights and transfer of technology knowledge. The $10.0 million was being recognized on a percentage of completion basis over the period in which the Company completed the transfer of the manufacturing and technology rights. The Company recognized $8.5 million of the deferred revenue in fiscal 1999 and recognized the remaining $1.5 million in the first quarter of fiscal 2000. In addition, the Company may receive future royalty payments which will be recognized as revenue in the period earned.

  Engineering and Product Development Costs

  The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, relating to certain software development costs, were insignificant.

                                LTX CORPORATION

  Income Taxes

  In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision.

  Net Income Per Share

  Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the weighted average number of common shares and all dilutive securities outstanding.

  A reconciliation between basic and diluted earnings per share is as follows:

                                                        Fiscal Year Ended July
                                                                  31,
                                                        -----------------------
                                                         1999    2000    2001
                                                        ------- ------- -------
                                                         (in thousands, except
                                                            per share data)
   Net income.......................................... $   375 $78,735 $21,145
   Basic EPS
     Basic common shares...............................  35,696  42,897  47,782
     Basic EPS......................................... $  0.01 $  1.84 $  0.44
   Diluted EPS
     Basic common shares...............................  35,696  42,897  47,782
     Plus: impact of stock options and warrants........   1,262   3,304   1,852
                                                        ------- ------- -------
   Diluted common shares...............................  36,958  46,201  49,634
     Diluted EPS....................................... $   .01 $   .70 $  0.43

  Options to purchase 498,125 shares of common stock in 2001, 30,125 shares of common stock in 2000, and 15,000 shares in 1999 were outstanding during the years then ended, but were not included in the year to date calculation of diluted net income per share because either the options' exercise price was greater than the average market price of the common shares during those periods, or the effect of including the options would have been anti-dilutive.

  Financial Instruments

  Cash and Equivalents

  The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements, commercial paper and available for sale investments. In accordance with the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, investments in debt securities are classified as trading, available-for-sale or held-to-maturity. Investments are classified as held-to- maturity when the Company has the positive intent and ability to hold those securities to maturity. Held-to-maturity securities are stated at amortized cost with premiums and discounts amortized to interest income over the life of the investment. The Company has no investments that are classified as held-to-maturity.

                                LTX CORPORATION

  The fair market value of cash equivalents and short-term investments is substantially equal to the amortized cost, due to the short period of time to maturity, which is less than one year. The Company did recognize other comprehensive income of $553,000 for the year ended July 31, 2001 for unrealized gain from available for sale securities.

  Fair Value

  Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires that disclosure be made of estimates of the fair value of financial instruments. The fair value of the Company's notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At July 31, 2001 and 2000, the carrying value of $12,900,000 and $9,725,000, respectively, for short-term bank debt and $11,277,000 and $16,383,000, respectively, for long-term debt, including current portion, approximates fair value. During fiscal year 2000, the Company called the $7,308,000 of its 7 1/4% Convertible Subordinated Debentures due 2011 for redemption. These debentures had a conversion price of $18.00 and all of these outstanding debentures were converted into 405,984 shares of common stock of the Company. For all other balance sheet financial instruments, the carrying amount approximates fair value.

  Inventories

  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consist of the following:

                                                                 As of July 31,
                                                                 ---------------
                                                                  2000    2001
                                                                 ------- -------
                                                                 (in thousands)
   Raw materials................................................ $31,085 $48,602
   Work-in-process..............................................  30,194  33,986
   Finished goods...............................................  14,392  14,107
                                                                 ------- -------
                                                                 $75,671 $96,695
                                                                 ======= =======

  Prepaid Expense

  Certain amounts in the prepaid expense balance relate to inventory capacity purchases and payments for projects not completed. The completion of these projects along with the receipt of inventory is expected to occur during fiscal 2002. As of July 31, 2001, no work has begun on these projects and all amounts are refundable.

                                LTX CORPORATION

  Property and Equipment

  Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Property and equipment are summarized as follows:

                                        As of July 31,
                                       ------------------      Depreciable
                                         2000      2001       Life in Years
                                       --------  --------  -------------------
                                        (in thousands)
Machinery and equipment............... $111,308  $138,278          3-7
Office furniture and equipment........    8,388    16,036          3-7
Leasehold improvements................    9,760    13,861      shorter of
                                       --------  --------
                                        129,456   168,175  10 or term of lease
Less: Accumulated depreciation and
 amortization.........................  (91,331) (101,436)
                                       --------  --------
                                       $ 38,125  $ 66,739
                                       ========  ========

  Deferred Gain on Leased Equipment

  The deferred gain from the sale and lease back of equipment is recognized ratably over the term of the lease.

  Reclassifications

  Prior year financial statements have been reclassified to conform to the fiscal 2001 presentation. The reclassification had no impact on earnings for the prior period.

  Recent Accounting Pronouncements

  In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An interpretation of APB Opinion No. 25 ("FIN 44")". FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN44 did not have a material impact on our financial position or results of operations.

  The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," on December 3, 1999. On June 26, 2000 the SEC staff announced that they were delaying the required implementation date for SAB No. 101 with the issuance of SAB No. 101B. The SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The new guidance concerns the timing of revenue recognition for sales that involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. The Company's previous revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment.

                                LTX CORPORATION

  As a result of SAB 101, the Company changed its method of accounting for revenue recognition. The Company reported this change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes", by a cumulative effect adjustment. This change was adopted in the fourth quarter. No cumulative effect of the change is included in net income in the fourth quarter. Instead, APB 20 requires that the change be made as of the beginning of the fiscal year (August 1, 2000) and that financial information for interim periods reported prior to the change, in this case the first three quarters of fiscal 2001, be restated by applying SAB 101 to those periods. No restatement of 2000 information is necessary.

  In accordance with guidance provided in SAB 101, the Company recorded a non-cash charge of $9.6 million (after reduction for income taxes of $4.1 million), or ($0.19) per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year.

  In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated and completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

  SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142.

  SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The Company does not expect that the adoption of these statements will result in any material impact on financial statements at this time.

3. NOTES PAYABLE

  During the quarter ended April 30, 2001, we renegotiated our domestic credit facility with our existing lender. The facility of $15.0 million is secured by all assets and bears interest at the bank's prime rate. Borrowing availability under this facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at July 31, 2001 were $12.9 million under this credit facility and the interest rate was 6.75%. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (I) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. On August 8, 2001, the Company received $145.5 million from a convertible debenture offering (see Note 13).

                                LTX CORPORATION

4. LONG-TERM DEBT

  Long-term debt consist of the following:

                                                              As of July 31,
                                                              ----------------
                                                               2000     2001
                                                              -------  -------
                                                              (in thousands)
   Subordinated note payable................................  $12,000  $ 8,000
   Lease purchase obligations at various interest rates, net
    of deferred interest....................................    4,383    3,277
                                                              -------  -------
                                                               16,383   11,277
   Less: current portion....................................   (5,144)  (5,293)
                                                              -------  -------
                                                              $11,239  $ 5,984
                                                              =======  =======

  The subordinated note payable bears interest at 5.5% at July 31, 2001 and at July 31, 2000, which is payable semi-annually and has semi-annual principal payments of $2,000,000, which began in January 1997. The Company renegotiated the terms of the note in fiscal 1999 and principal payments were deferred until January 2001 at which time semi-annual installments in the amount of $2,000,000 began and will continue until the note's maturity date of July 2003. The note is unsecured and is subordinated in right of payment to senior indebtedness of the Company. Lease purchase obligations of $3,277,000 and $4,383,000 at July 31, 2001 and July 31, 2000 represent capital leases on equipment.

5. CONVERTIBLE SUBORDINATED DEBENTURES

  On April 25, 1986, the Company issued and sold at par $35,000,000 of 7 1/4% Convertible Subordinated Debentures due 2011. As of March 24, 2000 the Company called the remaining $7,308,000 of the original issue of $35,000,000 Convertible Subordinated Debentures. These debentures had a conversion price of $18.00 and all of these outstanding debentures were converted into 405,984 shares of common stock of the Company. Interest was payable semi-annually on April 15 and October 15. Since the debentures were called in March, 2000 only one interest payment was paid in fiscal year 2000.

  On August 8, 2001, the Company issued and sold at par $150,000,000 of 4 1/4% Convertible Subordinated Debentures due 2006. These debentures have a conversion price of $29.04. Interest is payable semi-annually on February 15 and August 15.

                                LTX CORPORATION

6. INCOME TAXES

  The components of the provision (benefit) for income taxes consist of the following:

                                                         Year ended July 31,
                                                       ------------------------
                                                       1999    2000      2001
                                                       ----- --------  --------
                                                           (in thousands)
   Currently payable:
     Federal..........................................   --  $    986  $  6,727
     State............................................   --       --        176
     Foreign..........................................   --       --      1,361
                                                       ----- --------  --------
   Total current......................................   --  $    986  $  8,264
                                                       ----- --------  --------
   Deferred:
     Federal..........................................   --  $(18,853) $  4,400
     State............................................   --    (2,347)      499
     Foreign..........................................   --       --        --
                                                       ----- --------  --------
   Total deferred.....................................   --  $(21,200) $  4,899
                                                       ----- --------  --------
   Total tax provision (benefit)...................... $ --  $(20,214) $ 13,163
                                                       ===== ========  ========

  Reconciliations of the U.S. federal statutory rate to the Company's effective tax rate are as follows:

                                                       Year ended July 31,
                                                       ----------------------
                                                         1999     2000   2001
                                                       --------  ------  ----
   U.S. Federal statutory rate........................     35.0%   35.0% 35.0%
   State income taxes, net of Federal income tax
    effect............................................      6.0     5.0   3.3
   Foreign income taxes...............................      1.3     0.0   0.0
   Change in valuation allowance......................  2,490.0   (65.4) (2.3)
   Net foreign gains not provided..................... (2,532.3)    0.0   0.0

   Tax credits........................................      --     (5.1) (4.0)
   Extraterritorial income exclusion..................      0.0     0.0  (2.0)
   Other, net.........................................      0.0    (4.0)  0.0
                                                       --------  ------  ----
   Effective tax rate.................................      0.0% (34.5)% 30.0%

                                LTX CORPORATION

  The temporary differences and carryforwards that created the deferred tax assets and liabilities as of July 31, 2001, and 2000 are as follows:

                                                               As of July 31,
                                                               ----------------
                                                                2000     2001
                                                               -------  -------
                                                               (in thousands)
   Deferred tax assets:
     Net operating loss carryforward.......................... $17,025  $ 6,816
     Tax credits..............................................  12,248   13,287
     Inventory valuation reserves.............................   3,286    4,475
     Restructuring charges....................................     884    5,805
     Spares amortization......................................   1,598      240
     State tax credits and loss carryforwards.................   7,835    6,994
     Deferred revenue.........................................   8,940    8,620
     Other....................................................   3,917    3,556
                                                               -------  -------
       Total deferred tax assets..............................  55,733   49,793
     Valuation allowance...................................... (16,938) (15,897)
                                                               -------  -------
   Net deferred tax assets.................................... $38,795  $33,896
                                                               =======  =======

  The Company has not provided additional federal income taxes on the cumulative undistributed earnings of its foreign subsidiaries, since such earnings are considered to be permanently invested abroad. In fiscal year 2001, a tax benefit of $20.2 million for certain deferred tax assets was recorded. The Company maintains a valuation allowance against a portion of their deferred tax assets because the realization of those future tax benefits is uncertain. The valuation allowance in 2000 and 2001 relates primarily to certain foreign losses and various state tax attributes.

7. STOCKHOLDERS' EQUITY

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

8. EMPLOYEE BENEFIT PLANS

  Stock Option Plans

  The Company has two stock option plans: the 1999 Stock Plan (1999 Plan) and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (U.K. Plan). The 1999 Plan and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value of the

                                LTX CORPORATION
date of grant. The 1999 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under the plans are exercisable over vesting periods, which typically have been three years. Options granted during fiscal 2001 are exercisable over 4 year vesting periods. At July 31, 2001, 1,023,100 shares were subject to future grant under the 1999 Plan and 7,826 shares were subject to future grant under the U.K. Plan.

  On December 14, 1998, the Company repriced stock options representing 1,580,510 shares with an average exercise price of $4.57 to $2.81, the market price at December 14. A total of 1,051,857 options of common stock granted to the directors and executive officers of the Company were not repriced. On December 5, 2000, stockholders approved the addition of 2,325,000 shares of common stock reserved for issuance under the 1999 Plan.

  Compensation Expense

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS
123)," which requires employee stock-based compensation to be either recorded or disclosed at its fair value. As permitted by SFAS 123, the Company has elected to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25. Had compensation costs for awards in fiscal 2001, 2000, and 1999 to the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                         Year ended July 31,
                                                        -----------------------
                                                         1999    2000    2001
                                                        ------  ------- -------
                                                         (in thousands except
                                                              per share)
   Net income (loss):
    As reported........................................ $  375  $78,735 $21,145
    Pro forma.......................................... (8,735)  73,915  11,482
   Net income (loss) per share:
    Basic
     As reported.......................................   0.01     1.84    0.44
     Pro forma.........................................  (0.25)    1.72    0.24
    Diluted
     As reported.......................................   0.01     1.70    0.43
     Pro forma.........................................  (0.24)    1.60    0.23

  Since the method prescribed by SFAS 123 has not been applied to options granted prior to August 1, 1997, the resulting pro forma compensation expense may not be representative of the amount to be expected in future years. Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

                                LTX CORPORATION

  The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions.

                                                   Year ended July 31,
                                             ----------------------------------
                                                1999        2000        2001
                                             ----------  ----------  ----------
   Volatility...............................         80%         86%         91%
   Dividend yield...........................          0%          0%          0%
   Risk-free interest rate..................       6.18%       6.15%       4.65%
   Expected life of options................. 7.36 years  4.82 years  5.77 years

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

                             Stock Option Activity

                                 1999                 2000                 2001
                          -------------------- -------------------- -------------------
                                      Weighted             Weighted            Weighted
                                      Average              Average             Average
                          Number of   Exercise Number of   Exercise Number of  Exercise
                            Shares     Price     Shares     Price    Shares     Price
                          ----------  -------- ----------  -------- ---------  --------
Options outstanding,
 beginning of year......   4,186,793   $ 4.26   5,295,555   $ 4.74  3,825,080   $ 7.01
Granted/repriced........   3,683,967     4.88     300,900    24.58  2,681,000    14.69
Exercised...............    (411,854)    2.49  (1,701,796)    3.16   (632,667)    5.35
Forfeited/repriced......  (2,163,351)    4.51     (69,579)    4.93   (165,278)   11.75
Options outstanding, end
 of year................   5,295,555     4.74   3,825,080     7.01  5,708,135    11.01
Options exercisable.....   1,492,123     3.38   1,455,023     4.90  1,697,382     6.48
Options available for
 grant..................     720,262            1,338,087           1,030,926
Weighted average fair
 value of options
 granted during year....               $ 3.81               $17.33              $11.20

  As of July 31, 2001, the status of the Company's outstanding and exercisable options is as follows:

                   Options Outstanding          Options Exercisable
              -------------------------------  -----------------------
                                               Weighted                 Weighted
                                               Average                  Average
 Range of                   Weighted Average   Exercise                 Exercise
 Exercise       Number         Remaining        Price       Number       Price
 Price ($)    Outstanding   Contractual Life     ($)      Exercisable     ($)
 ---------    -----------   ----------------   --------   -----------   --------
0.00-4.63      1,252,614          6.3            3.07        616,311      3.00
4.64-9.25      1,435,421          7.0            7.65        960,471      7.07
9.26-13.88     1,655,250          9.1           13.51         68,500     11.63
13.89-18.50    1,039,350          9.0           15.36         23,900     18.08
18.51-23.13      166,000          9.1           21.19            --        --
23.14-32.38       18,500          9.8           28.34            --        --
32.39-37.00       43,000          8.8           33.63          8,600     33.63
37.01-41.63       37,500          8.6           37.75          7,500     37.75
41.64-46.25       60,500          8.6           46.25         12,100     46.25
               ---------          ---           -----      ---------     -----
               5,708,135          7.9           11.01      1,697,382      6.48
               =========          ===           =====      =========     =====

                                LTX CORPORATION

 Employees' Stock Purchase Plan

  In December 1993, the stockholders of the Company approved the adoption of the 1993 Employees' Stock Purchase Plan, which replaced the 1983 Employees' Stock Purchase Plan, which expired in December 1993. Under this plan, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The plan limited the number of shares which can be issued for any semi-annual plan period to 150,000 shares. In 1999, the shareholders of the Company increased the number of shares which can be issued over the term of the plan to 3,000,000 shares. At July 31, 2001, 1,031,901 shares were available for future issuance under this plan.

 Other Compensation Plans

  In fiscal 1996, the Company established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed semi-annually to all employees. The Company based on this Profit Sharing Bonus Plan distributed to all eligible employees approximately $3,019,000, $3,227,000, and $0, for fiscal years 2001, 2000, and 1999, respectively.

  In addition, the Company has a 401(k) Growth and Investment Program. Eligible employees may make voluntary contributions to this plan through a salary reduction contract up to the statutory limit or 15% of their annual compensation. In fiscal 1996, the Company began matching employees' voluntary contributions to the plan, up to certain prescribed limits. These Company contributions vest at a rate of 20% per year. The Company resumed matching contributions in October of fiscal 2000 after suspending the matching of contributions in October of fiscal 1999. The Company suspended the match as of June of fiscal year 2001. The total charge to expense under this plan was approximately $2,057,000, $1,780,000, and $152,000 for fiscal 2001, 2000, and
1999, respectively.

9. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

  The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits ("ICs").

  In fiscal year 2001, sales to three customers accounted for 26%, 22% and 12% of net sales, respectively. In fiscal year 2000, sales to three customers accounted for 19%, 13% and 11% of net sales, respectively. No single customer accounted for greater than 10% of total sales revenue in fiscal 1999. Sales to the top ten customers were 87%, 74%, and 60%, of net sales in fiscal 2001, 2000, and 1999, respectively.

                                LTX CORPORATION

  The Company's operations by geographic segment for the three years ended July 31, 2001 are summarized as follows:

                                                        Year ended July 31,
                                                     --------------------------
                                                       1999     2000     2001
                                                     -------- -------- --------
                                                           (in thousands)
Sales to unaffiliated customers:
  United States..................................... $ 61,603 $116,375 $172,285
  Taiwan............................................   27,799   55,620   33,438
  Japan.............................................   11,645    8,030   12,964
  Singapore.........................................   18,156   67,545   65,927
  All other countries...............................   38,123   57,965   45,416
                                                     -------- -------- --------
Total sales to unaffiliated customers............... $157,326 $305,535 $330,030
                                                     ======== ======== ========
Long-lived assets:
  United States.....................................   24,965   30,847   51,131
  Taiwan............................................    1,175      915    2,878
  Japan.............................................       59       53       53
  Singapore.........................................    3,695    3,290    6,968
  All other countries...............................    2,048    3,020    5,709
                                                     -------- -------- --------
Total long-lived assets............................. $ 31,942 $ 38,125 $ 66,739
                                                     ======== ======== ========

  Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary's sale and support efforts. Sales to customers in North America are 100% within the United States.

10. COMMITMENTS

  The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments net of sublease proceeds under noncancelable leases at July 31, 2001, are as follows:

                                                               Total    Total
                                                             Operating Capital
Year ended July 31,                    Real Estate Equipment  Leases   Leases
-------------------                    ----------- --------- --------- -------
                                                   (in thousands)
  2002................................   $ 4,469    $10,006   $14,475  $ 1,541
  2003................................     4,140      8,946    13,086    1,541
  2004................................     3,901      5,860     9,761      644
  2005................................     2,707      2,648     5,355      --
  2006................................     2,538      2,556     5,094      --
2007 and thereafter...................     1,426         19     1,445      --
                                         -------    -------   -------  -------
Total minimum lease payments..........   $19,181    $30,035   $49,216  $ 3,726
Less: amount representing interest....                                 $   449
                                                                       -------
Present value of total capital
 leases...............................                                 $ 3,277

  Total rental expense for fiscal 2001, 2000, and 1999 was $12,666,722, $8,879,000, and $6,832,000, respectively.

                                LTX CORPORATION

11. RESTRUCTURING AND INVENTORY CHARGES

  In fiscal 2001, the Company selected Jabil Circuit, Inc to build its Fusion test systems. The manufacturing transition plan will be implemented over the next 12 months and will result in approximately a 15 percent reduction in permanent LTX employee headcount. In connection with this transition plan the Company recorded a $12.8 million inventory related provision and $1.2 million of reorganization costs in the fourth quarter of fiscal 2001.

  A $12.8 million inventory related provision consisted of two categories. The first category was a $9.4 million inventory charge to cost of sales relating to non-Fusion components and subassemblies. Included in the $9.4 million write down was a provision for $2.5 million that related to Delta/STE inventory that was transferred to the Company's third party reseller of Delta/STE products. The provision was established due to lack of demand for Delta/STE legacy products. The $6.9 million of the $9.4 million inventory charge was a write down of non-Fusion components included in LTX inventory that will have no usage over the next twelve to twenty-four months. As a result of the transition of the Company's manufacturing operations to Jabil Circuit, the Company will have limited capacity over the next twelve to twenty-four months to convert non-Fusion inventory into finished product for resale. In addition, due to the current industry wide slowdown in the semiconductor industry, the Company anticipates a significant reduction in demand for non-Fusion products which may become technological obsolete by the Company's next generation Fusion products.

  The second category was a $3.4 million charge, which represented a write down of Fusion product printed circuit boards. These boards will require a substantial reworking to make them useable in active production with Jabil Circuit. We will have limited internal operations and capability to rework these boards during this transition.

  The $1.2 million of reorganization costs represented employee separation costs. The workforce reduction impacted 123 employees, of which 117 were in Production & Engineering and 6 in Administration.

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

  The bulk of this charge for excess inventory of $9.3 million related to product obsolescence in the Company's Delta 50 and Delta 100 Test Systems, which were replaced with the Delta /STE line.

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

                                LTX CORPORATION

  There is no remaining accrued liability balance to be paid that related to the fiscal 1997 restructuring plan as of July 31, 2001. In the first quarter of fiscal 2001, the remaining accrued balance of $1.7 million was used in order to replace certain board modules.

                               Restructuring Cost
                                 (in thousands)

  Charges: (See Note)

                                  From the           From the         From the
                            Pre-Fiscal 1996 Plan Fiscal 1997 Plan Fiscal 2001 Plan
                            -------------------- ---------------- ----------------
   Employee separation
    cost...................       $ 1,900            $ 1,750          $ 1,200
   Cancelled engineering
    projects...............           --               1,250              --
   New system board
    modules................           --               2,850              --
   Fixed asset write-
    downs..................           --                 600              --
   Termination of leases
    and other contractual
    obligations............        12,500                300              --
                                  -------            -------          -------
     Total.................       $14,400            $ 6,750          $ 1,200
                                  =======            =======          =======
   Incurred through July
    31, 2001...............        13,887              6,750              --
   Ending accrual at July
    31, 2001...............           513                --             1,200
   Actual cash payments in
    fiscal 2001............           --               1,750              --

--------
Note: Charges represent cash items except for the fixed asset write-downs which is a non-cash item.

                              Headcount Reduction

                                                   From the         From the
                                               Fiscal 1997 Plan Fiscal 2001 Plan
                                               ---------------- ----------------
   Sales and marketing........................         4              --
   Administration.............................        10                6
   Production and engineering.................       166              117
                                                     ---              ---
     Total reduction..........................       180              123

12. QUARTERLY RESULTS OF OPERATIONS (unaudited)

  On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SEC Staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements involve contractual customer acceptance provisions and installation of the product if these events occur after shipment and transfer of title. The Company's previous revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment, because the Company has always met its installation obligations and obtained customer acceptance. On October 9, 2000, the SEC issued Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements--Frequently Asked Questions and Answers ("SAB 101 FAQ"). The SAB 101 FAQ was issued to clarify many of the implementation questions surrounding SAB No. 101. As a result of this guidance, the Company recorded a non-cash charge of $9.6 million (after reduction for income taxes of $4.1 million), or $0.19 per diluted share, to reflect the cumulative effect of the accounting change as of the beginning of the fiscal year. The Company's revenue recognition policies are disclosed in Note 2.

                                LTX CORPORATION

  The Company has included the following information below to demonstrate the effect on Q1 through Q3, 2001 as if the provisions of SAB 101 has been applied as of the beginning of fiscal year 2001.

                        QUARTERLY RESULTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                               Year Ended July 31, 2001
                                         ---------------------------------------
                                          First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  -------- ----------
Net sales
 As previously reported................  $101,647  $104,662  $ 65,596  $ 65,551
Effect of change in accounting
 principle.............................    (3,677)   (4,774)    1,025       --
                                         --------  --------  --------  --------
As restated in first three quarters and
 reported in fourth quarter............  $ 97,970  $ 99,888  $ 66,621  $ 65,551
Gross profit
 As previously reported................  $ 49,090  $ 50,520  $ 28,072  $ 16,435
Effect of change in accounting
 principle.............................    (2,188)   (2,591)      858       --
                                         --------  --------  --------  --------
As restated in first three quarters and
 reported in fourth quarter............  $ 46,902  $ 47,929  $ 28,930  $ 16,435
Net income/(loss)
 As previously reported................  $ 17,360  $ 17,861  $  3,191  $ (4,958)
Effect of change in accounting
 principle.............................    (1,530)   (1,814)      601       --
Cumulative effect of change in
 accounting principle..................    (9,566)      --        --        --
                                         --------  --------  --------  --------
 As restated in first three quarters
  and reported in fourth quarter.......  $  6,264  $ 16,047  $  3,792  $ (4,958)
Net income/(loss) per basic share
 Earnings per share before cumulative
  effect of change in accounting
  principle
 As previously reported................  $   0.36  $   0.38  $   0.07  $  (0.10)
 Effect of change in accounting
  principle............................     (0.03)    (0.04)     0.01       --
 As restated in first three quarters
  and reported in fourth quarter.......      0.33      0.34      0.08     (0.10)
Cumulative effect of change in
 accounting principle..................     (0.20)      --        --        --
                                         --------  --------  --------  --------
Earnings after cumulative effect of
 change in accounting principle........  $   0.13  $   0.34  $   0.08  $  (0.10)
Net income/(loss) per diluted share
 Earnings per share before cumulative
  effect of change in accounting
  principle
 As previously reported................  $   0.35  $   0.36  $   0.06  $  (0.10)
 Effect of change in accounting
  principle............................     (0.04)    (0.04)     0.01       --
 As restated in first three quarters
  and reported in fourth quarter.......      0.31      0.32      0.07     (0.10)
Cumulative effect of change in
 accounting principle..................     (0.19)      --        --        --
                                         --------  --------  --------  --------
Earnings after cumulative effect of
 change in accounting principle........  $   0.12  $   0.32  $   0.07  $  (0.10)
                                               Year Ended July 31, 2000
                                         ---------------------------------------
                                          First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter  Quarter(1)
                                         --------  --------  -------- ----------
Net sales..............................  $ 60,005  $ 70,210  $ 82,117  $ 93,203
Gross profit...........................    26,936    33,228    39,398    44,895
Net income.............................     6,874    12,036    17,529    42,296
Net income per share:
 Basic.................................      0.19      0.28      0.39      0.89
 Diluted...............................      0.17      0.26      0.37      0.84

--------
(1) The Company recorded a benefit of $20.3 million for certain deferred tax assets in its fourth quarter results of operations for fiscal 2000.

                                LTX CORPORATION

13. Subsequent Event

  On August 8, 2001, the Company received net proceeds of $145.5 million from a private placement of 4.25% Convertible Subordinated Notes due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To LTX Corporation:

  We have audited the accompanying consolidated balance sheets of LTX Corporation and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTX Corporation and subsidiaries as of July 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

  As explained in Notes 2 and 12 to the consolidated financial statements, effective August 1, 2000, the Company changed its method of accounting for revenue recognition on certain product shipments through the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".

                                          Arthur Andersen LLP

Boston, Massachusetts
August 27, 2001

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our report, included in this Form 10-K, into LTX Corporation's previously filed registration statements on Form S-8 (File No. 2-77475, File No. 2-90698, File No. 33-7018, File No. 33-14179, File No. 33-32140, File No. 33-32141, File No.
33-33614, File No. 33-38675, File No. 33-51683, File No. 33-51685, File No. 33-
57457, File No. 33-57459, File No. 33-65245, File No. 33-65247, File No. 333-
48363, File No. 333-4834, File No. 333-71455, File No. 333-30972 and File No.
333-54230).

                                          Arthur Andersen LLP

Boston, Massachusetts
October 23, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                    PART III

Items 10-13. Directors and Executive Officers of the Registrant, Executive
           Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions

  Information required under these Items is included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 3, 2001, under the headings "Certain Stockholders", "Election of Directors," and "Compensation of Executives," which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year, July 31, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (A) 1. Financial Statements

  The following consolidated financial statements of the Company included in the Company's Annual Report to Stockholders for the fiscal year ended July 31, 2001, are included in Item 8, herein.

  Report of Independent Public Accountants

  Consolidated Balance Sheet--July 31, 2001 and 2000

  Consolidated Statement of Operations and Comprehensive Income for the years ended July 31, 2001, 2000 and 1999

  Consolidated Statement of Stockholders' Equity for the years ended July 31, 2001, 2000 and 1999

  Consolidated Statement of Cash Flows for the years ended July 31, 2001, 2000 and 1999

  Notes to the Consolidated Financial Statements

  (A) 2. Schedules

                                  SCHEDULE II

                                LTX CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                  For Years Ended July 31, 2001, 2000 and 1999
                                 (in thousands)

                                   Balance at                         Balance
                                   beginning  Charged to   Amounts    at end
           Description             of period   expense   Written off of period
           -----------             ---------- ---------- ----------- ---------
Reserve for sales returns and
 doubtful accounts
  July 31, 2001...................   $3,648     $2,857     $(2,846)   $3,659
  July 31, 2000...................   $2,027     $2,490     $  (869)   $3,648
  July 31, 1999...................   $2,200     $  856     $(1,029)   $2,027
Reserve for other accounts
 receivable
  July 31, 2001...................   $    0     $2,500     $     0    $2,500
  July 31, 2000...................   $    0     $    0     $     0    $    0
  July 31, 1999...................   $    0     $    0     $     0    $    0
Accrued restructuring charges
  July 31, 2001...................   $2,263     $1,200     $(1,750)   $1,713
  July 31, 2000...................   $2,263     $    0     $     0    $2,263
  July 31, 1998...................   $5,786     $    0     $(3,523)   $2,263

A) 3. Exhibits

  Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company's Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company's Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company's Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company's Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company's Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company's Form 8A/A filed September 30, 1993 amending the Company's Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company's Current Report on Form 8-K, filed May 11, 1989; the Company's Annual Reports on Form 10-K for one of the years ended July 31, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989,
1988, 1987, 1986, 1985, 1984 and 1983; or the Company's Quarterly Reports on 10- Q for one of the quarters ended October 31, 1997, January 31, 1998, April 30, 1998, January 31, 1999, October 31, 1999, January 31, 2000 and April 30,
2001 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

(A) Listing of Exhibits

  (3)(A)    --Articles of Organization, as amended. (Exhibit 3.1 to the 1995
             Registration Statement No. 1)
  (3)(B)    --By-laws, as amended. (Exhibit 3(B) to the Quarterly Report on
             Form 10-Q for the quarter ended October 31, 1997)
  (4)(C)    --Rights Agreement. (Exhibit I of the Registrant's Current Report
             on Form 8-K, filed May 3, 1999)
  (4)(D)    --Indenture dated as of August 8, 2001 between LTX Corporation and
             State Street Bank & Trust Company as Trustee
  (4)(E)    --Registration Rights Agreement dated as of August 8, 2001 among
             LTX Corporation, Morgan Stanley & Co., Incorporated, Deutsche Banc
             Alex Brown and Needham & Company, Inc.
 (10)(B)+   --1990 Stock Option Plan. (Exhibit 10(B) to the Quarterly Report on
             Form 10-Q for the quarter ended January 31, 1998)
 (10)(D)+   --1993 Employees' Stock Purchase Plan. (Exhibit 10(D) to the
             Quarterly Report on Form 10-Q for the quarter ended January 31,
             1999)
 (10)(E)+   --1983 Non-Qualified Stock Option Plan. (Exhibit 10(E) to the 1983
             Annual Report on Form 10-K)
 (10)(F)    --LTX Corporation Growth and Investment Program, as restated.
             (Exhibit 10(F) to the 1993 Annual Report on Form 10-K)
 (10)(I)    --Lease dated as of March 8, 1984 relating to land and building at
             McCandless Park, San Jose, California. (Exhibit 10(I) to the 1984
             Registration statement)
 (10)(J)    --Lease dated as of July 16, 1984 relating to Company's
             administration facility on Rosemont Avenue, Westwood,
             Massachusetts. (Exhibit 10(J) to the 1984 Registration Statement)
 (10)(K)    --Lease dated as of February 27, 1985 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(K) to the
             1985 Annual Report on Form 10-K)
 (10)(M)    --Lease dated as of November 26, 1980 relating to Company's facility at 5 Rosemont Avenue, Westwood, Massachusetts, and
             Amendment dated as of April 29, 1982, and Third Amendment and
             Restatement of Lease dated April 29, 1982. (Exhibit 10(M) to the
             1993 Annual Report on Form 10-K)
 (10)(M)(i) --Fourth Amendment to Lease dated as of September 1, 1999 (Exhibit
             10(M)(i) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2000)
 (10)(R)*   --License and Development Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(R)
             to the 1993 Annual Report on Form 10-K)

(10)(S)*   --Distribution and Supply Agreement dated as of January 28, 1993 between LTX Corporation and Ando
            Electric Co., Ltd. (Exhibit 10(S) to the 1993 Annual Report on Form 10-K)
(10)(T)*   --Letter Agreement dated as of January 29, 1993 between LTX Corporation and Ando Electric Co., Ltd.
            (Exhibit 10(T) to the 1993 Annual Report on Form 10-K)
(10)(U)    --Loan and Security Agreement and Export-Import Loan and Security Agreement, both dated as of
            October 1, 1999 between LTX Corporation and Silicon Valley Bank (Exhibit 10(U) to the Quarterly
            Report on Form 10-Q for the Quarter ended October 31, 1999)
(10)(V)    --Loan Agreement dated as of July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd.
            (Exhibit 10(V) to the 1994 Annual Report on Form 10-K)
(10)(W)*   --Amendment No. 1 to License and Development Agreement dated as of July 20, 1994 between LTX
            Corporation and Ando Electric Co., Ltd. (Exhibit 10(W) to the 1994 Annual Report on Form 10-K)
(10)(X)    --Employment Agreement dated as of January 1, 1997 between LTX Corporation and Kenneth E. Daub.
            (Exhibit 10(X) to the 1997 Annual Report on Form 10-K)
(10)(Y)    --Form of Change of Control Agreement entered into with certain executive officers as of March 2,
            1998 (Exhibit 10(Y) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)
(10)(AA)*  --Fusion Agreement dated as of April 24, 1998 between LTX Corporation and Ando Electric Co., Ltd.
            (Exhibit 10(AA) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1998)
(10)(BB)   --Second Amendment to Loan Agreement between LTX Corporation and Ando Electric Co., Ltd. (Exhibit
            10(BB) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)
(10)(CC)   --1999 Stock Plan (Exhibit 10(CC) to the Quarterly Report on Form 10-Q for the quarter ended October
            31, 1999)
(10)(DD)   --Third Modification Agreement dated as of April 21, 2001 between LTX Corporation and Silicon Valley
            Bank (Exhibit 10(DD) to the Quarterly Report on From 10-Q for the quarter ended April 30, 2001)
(10)(EE)   --Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of
            Massachusetts (Exhibit (EE) to the Quarterly Report on Form 10-Q for the quarter ended April 30,
            2001)
(22)       --Subsidiaries of Registrant

--------
+ This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.

* Confidential treatment requested as to certain portions thereof. The confidential portion has been omitted and filed separately with the Commission.

Item 14(b). Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

Item 14(c). Exhibits

  Exhibit 22--Subsidiaries of Registrant

Company
LTX (Europe) Limited..................................... United Kingdom  100%
LTX International Inc., Domestic International Sales
 Corporation (DISC)...................................... Delaware        100%
LTX (Deutschland) GmBH................................... West Germany    100%
LTX France S.A........................................... France          100%
LTX Test Systems Corporation............................. Delaware        100%
LTX (Italia) S.r......................................... Italy           100%
LTX (Foreign Sales Corporation) B.V. .................... The Netherlands 100%
LTX Asia International, Inc. ............................ Delaware        100%
LTX Israel Limited....................................... Israel          100%
LTX (Malaysia) SDN.BHD. ................................. Malaysia        100%

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

October 23, 2001

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ Samuel Rubinovitz          Chairman of the Board       October 23, 2001
______________________________________
          Samuel Rubinovitz


         /s/ Roger W. Blethen          Chief Executive Officer,    October 23, 2001
______________________________________  President and Director
           Roger W. Blethen             (Principal Executive
                                        Officer)


       /s/ Mark J. Gallenberger        Chief Financial Officer     October 23, 2001
______________________________________  and Vice President
         Mark J. Gallenberger           (Principal Financial and
                                        Accounting Officer)


                                       Director                    October 23, 2001
______________________________________
             Mark S. Ain


        /s/ Robert J. Boehlke          Director                    October 23, 2001
______________________________________
          Robert J. Boehlke


          /s/ Jacques Bouyer           Director                    October 23, 2001
______________________________________
            Jacques Bouyer


       /s/ Stephen M. Jennings         Director                    October 23, 2001
______________________________________
         Stephen M. Jennings


          /s/ Roger J. Maggs           Director                    October 23, 2001
______________________________________
            Roger J. Maggs


         /s/ Robert E. Moore           Director                    October 23, 2001
______________________________________
           Robert E. Moore