Form 10-Q
period 2001-10-31
LTX CORP
filed 2001-12-12
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

    (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2001

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

              Class                     Outstanding at November 14, 2001
              -----                     --------------------------------

Common Stock, par value $0.05 per share  48,544,621

                                LTX CORPORATION

                                     Index

Part I.       FINANCIAL INFORMATION                                              Page Number
Item 1.       Consolidated Balance Sheet                                               1
              October 31, 2001 and July 31, 2001

              Consolidated Statement of Operations and Comprehensive Income            2
              Three Months Ended October 31, 2001 and October 31, 2000

              Consolidated Statement of Cash Flows                                     3
              Three Months Ended October 31, 2001 and October 31, 2000

              Notes to Consolidated Financial Statements                             4-9

Item 2.       Management's Discussion and Analysis of Financial                     10-18
              Condition and Results of Operations


Item 3.       Quantitative and Qualitative Disclosures About Market Risk              18

Part II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                        18

SIGNATURES                                                                            18

                                LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                October 31,  July 31,
                                                   2001        2001
                                                ---------------------
                                               (Unaudited)  (Audited)
ASSETS
Current assets:
  Cash and equivalents                           $291,778   $180,109
  Accounts receivable, net of allowances           18,908     25,649
  Accounts receivable - other                       5,433      6,938
  Inventories                                     101,919     96,695
  Deferred tax asset                               37,231     33,896
  Prepaid expense                                  59,442     58,975
                                                 --------   --------

     Total current assets                         514,711    402,262

Property and equipment, net                        70,846     66,739
Other assets                                       18,479     14,038
                                                 --------   --------

Total assets                                     $604,036   $483,039
                                                 ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $  7,493   $ 12,900
  Current portion of long-term debt                 5,913      5,293
  Accounts payable                                 30,659     16,577
  Deferred revenues and customer advances           7,922     37,840
  Deferred gain on leased equipment                12,992     13,906
  Accrued restructuring charges                     1,408      1,713
  Other accrued expenses                           20,488     19,557
                                                 --------   --------

     Total current liabilities                     86,875    107,786

Long-term debt, less current portion                6,760      5,984
Convertible subordinated notes                    150,000         --
Stockholders' equity:
     Common stock                                   2,560      2,557
     Additional paid in capital                   409,348    409,065
     Other comprehensive income                       792        553
     Accumulated deficit                          (40,538)   (31,145)
     Less treasury stock, at cost                 (11,761)   (11,761)
                                                 --------   --------

Total liabilities and stockholders' equity
                                                 $604,036   $483,039
                                                 ========   ========





          See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION

         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (Unaudited)
                (In thousands, except share and per share data)

                                                                        Three Months
                                                                           Ended
                                                                         October 31,
                                                                     2001          2000
                                                                   ----------------------
Net sales                                                          $ 33,003       $97,971
Cost of sales                                                        23,390        51,067
                                                                   --------       -------
  Gross profit                                                        9,613        46,904

Engineering and product development expenses                         16,538        16,039
Selling, general and administrative expenses                          7,205        10,295
                                                                   --------       -------
  Income (loss) from operations                                     (14,130)       20,570

Other income (expense):
  Interest expense                                                   (1,814)         (362)
  Interest income                                                     2,520         2,405
                                                                   --------       -------
  Income before income taxes and cumulative effect
  of change in accounting principle                                 (13,424)       22,613

Provision (benefit) for income taxes                                 (4,027)        6,783
                                                                   --------       -------

Income before cumulative effect of change
in accounting principle                                              (9,397)       15,830
Cumulative effect of change in accounting
principle, net of applicable tax                                         --         9,566
                                                                   --------       -------

  Net income (loss)                                                $ (9,397)      $ 6,264
                                                                   --------       -------

Net income (loss) before cumulative effect of change
in accounting principle, per share:
  Basic                                                            $  (0.19)      $  0.33
                                                                   --------       -------
  Diluted                                                          $  (0.19)      $  0.31
                                                                   --------       -------

Cumulative effect of change in accounting principle, per share:
  Basic                                                            $     --       $ (0.20)
                                                                   ========       =======
  Diluted                                                          $     --       $ (0.19)
                                                                   ========       =======

Net income (loss) per share:
  Basic                                                            $  (0.19)      $  0.13
                                                                   ========       =======
  Diluted                                                          $  (0.19)      $  0.12
                                                                   ========       =======

Weighted--average common shares used in
 computing net income (loss) per share:
  Basic                                                              48,409        47,598
                                                                   --------       -------
  Diluted                                                            48,409        50,257
                                                                   --------       -------

Comprehensive income:
Net income (loss)                                                  $ (9,397)      $ 6,264
Unrealized gain (loss) on marketable securities                         239           (38)
                                                                   --------       -------
  Comprehensive income (loss)                                      $ (9,158)      $ 6,226
                                                                   ========       =======


          See accompanying Notes to Consolidated Financial Statements

                                LTX CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                             Three Months
                                                                                                Ended
                                                                                             October 31,
                                                                                      2001               2000
                                                                                  -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                 $ (9,397)           $  6,264
  Add (deduct) non-cash items:
   Cumulative effect of a change in accounting principle, net of tax                     --               9,566
   Depreciation and amortization                                                      4,034               3,362
   Deferred tax (benefit) expense                                                    (3,334)                352
   Translation (gain) loss                                                              (83)                 22
 (Increase) decrease in:
   Accounts receivable                                                                8,259              10,632
   Inventories                                                                       (5,220)            (36,404)
   Prepaid expenses                                                                 (33,668)            (28,306)
   Other assets                                                                         231                 (71)
 Increase (decrease) in:
   Accounts payable                                                                  14,017              20,357
   Accrued expenses and restructuring charges                                           654              (1,496)
   Deferred revenues and customer advances                                            2,367              32,367
                                                                                   --------            --------
  Net cash (used in) provided by operating activities                               (22,140)             16,645
                                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Minority investment                                                                     --              (2,000)
 Expenditures for property and equipment                                             (8,145)            (16,426)
                                                                                   --------            --------
  Net cash used in investing activities                                              (8,145)            (18,426)
                                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock plans:
 Employees' stock purchase plan                                                         287                  --
 Exercise of stock options                                                               --                 134
Advances of short-term notes payable                                                  7,493              14,000
Payments of short-term notes payable                                                (12,900)             (9,725)
Proceeds from convertible subordinated notes                                        145,566                  --
Proceeds from lease financing                                                         1,744                  --
Payments of long-term debt                                                             (342)               (264)
                                                                                   --------            --------
  Net cash provided by financing activities                                         141,848               4,145
                                                                                   --------            --------

Effect of exchange rate changes on cash                                                 106                  --
                                                                                   --------            --------

Net increase in cash and equivalents                                                111,669               2,364
Cash and equivalents at beginning of period                                         180,109             206,973
                                                                                   --------            --------

  Cash and equivalents at end of period                                            $291,778            $209,337
                                                                                   ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
  Interest                                                                         $ (2,332)           $ (2,208)
  Income taxes                                                                     $    422            $    219

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at period end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a gain of $83,000 and a loss of $22,000 for the three months ended October 31, 2001 and 2000 respectively. The amounts recorded in both periods were principally due to fluctuations in the Japanese yen that are included in the consolidated results of operations.

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

The Company derives revenues from three sources - equipment sales, spare parts and service contracts. SAB 101 has no effect on the Company's revenue recognition policy for spare parts or service contracts. For equipment sales there are different revenue recognition points under SAB 101, which are described as follows:

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

Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Service revenue totaled $9.0 million or 27.3% of net sales, for October 31, 2001 and $7.4 million, or 7.5% of net sales, for October 31, 2000. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

In accordance with guidance provided in SAB 101, we recorded a non-cash charge of $9.6 million (after reduction for income taxes of $4.1 million), or ($0.19) per diluted share, to reflect the cumulative effect of the accounting change as of August 1, 2000.

Prior to fiscal 2001, the revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

During April 1998 Ando Electric Co., Ltd. (Ando) paid the Company $17.4 million in cash and LTX Common Stock for the rights to manufacture, market and develop LTX's Fusion product for Japanese customers. The Company recognized $7.4 million of revenue during fiscal 1998 for the sale of its marketing and development rights. The Company deferred $10.0 million of revenue related to the manufacturing rights and transfer of technology knowledge. The $10.0 million was being recognized on a percentage of completion basis over the period in which the Company completed the transfer of the manufacturing and technology rights. The Company recognized $8.5 million of the deferred revenue in fiscal 1999 and recognized the remaining $1.5 million in the first quarter of fiscal 2000. In addition, the Company may receive future royalty payments, which will be recognized as revenue in the period earned.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, relating to certain software development costs, were insignificant.

Income Taxes

In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the weighted average number of common shares and all dilutive securities outstanding.

A reconciliation between basic and diluted earnings per share is as follows:

                                                  Three Months Ended
                                                     October 31,
                                                2001           2000
                                       ---------------------------------------
                                        (in thousands, except per share data)

Net income (loss)                              $(9,397)      $ 6,264
Basic EPS
 Basic common shares                            48,409        47,598
 Basic EPS                                     $ (0.19)      $  0.13

Diluted EPS

 Basic common shares                            48,409        47,598
 Plus: Impact of stock options and warrants         --         2,659
                                               -------       -------

 Diluted common shares                          48,409        50,257
Diluted EPS                                    $ (0.19)      $  0.12

The impact of the stock options and warrants was not used in the calculation of the October 31, 2001 diluted EPS as the Company was in a net loss position. Options to purchase 476,850 shares and 283,500 shares of common stock on October 31, 2001 and 2000, respectively were outstanding but not included in the quarter end calculation of diluted net income per share because either the options' exercise price was greater than the average market price of the common shares during the period ended, or the effect of including the options would have been anti-dilutive in effect.

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

The fair market value of cash equivalents and short-term investments is substantially equal to the amortized cost, due to the short period of time to maturity, which is less than one year. The company did recognize other comprehensive income of $239,000 as of October 31, 2001 for unrealized gain from available for sale securities.


Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

                                    October 31,       July 31,
                                       2001             2001
                                 -------------------------------
       (in thousands)

Raw materials                       $ 44,261         $48,602
Work-in-progress                      37,334          33,986
Finished goods                        20,324          14,107
                                    --------         -------

                                    $101,919         $96,695
                                    ========         =======

Prepaid Expense

Certain amounts in the prepaid expense balance relate to inventory capacity purchases and payments for projects not completed. The completion of these projects along with the receipt of inventory is expected to occur during fiscal 2002 and 2003. As of October 31, 2001, amounts related for payments for projects are refundable.

The Company has suppliers who are also customers of LTX. In its fiscal year 2001, the Company entered into purchase agreements with certain suppliers to secure a supply of custom integrated circuits and printed circuit boards in order to ensure an uninterrupted flow of materials during the Company's transition to an outsource manufacturing model. The Company has certain agreements and the right to offset its inventory related deposits at suppliers against advances from the same supplier for LTX supplied product and services. Prepaid expenses for inventory purchases were reduced and offset by customer advances for LTX products and services in an amount of $33.2 million as of October 31, 2001.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Property and equipment are summarized as follows:

                                                            October 31,    July 31,          Depreciable
                                                              2001          2001            Life in Years
                                                         ----------------------------------------------------
                                                                 (in thousands)
Machinery and equipment                                    $ 142,479     $ 138,278                3-7
Office furniture and equipment                                17,611        16,036                3-7
Leasehold improvement                                         13,861        13,861            shorter of
                                                           ---------     ---------
                                                             173,951       168,175        10 or term of lease
Less: Accumulated depreciation and amortization             (103,105)     (101,436)
                                                           ---------     ---------
                                                           $  70,846     $  66,739
                                                           =========     =========

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No. 143 and has not yet determined the impact, if any, on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged.

3.  SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company's net sales for the three months ended October 31, 2001 and 2000, along with the long-lived assets at October 31, 2001 and July 31, 2001, are summarized as follows:

                                 Three Months
                                     Ended
                                  October 31,
                             2001               2000
                           --------------------------
                                (in thousands)
Net Sales:
  United States            $ 20,585        $ 48,034
  Singapore                   5,801          21,424
  Taiwan                        750          16,516
  Japan                         394           3,413
  All other countries         5,473           8,584
                           --------        --------
Total Net Sales            $ 33,003        $ 97,971
                           ========        ========

                            October 31,       July 31,
                                  2001           2001
                               -------------------------
                                     (in thousands)
Long-lived Assets:
 United States                 $52,052        $51,131
 Singapore                       8,916          6,968
 Taiwan                          3,962          2,878
 Japan                              50             53
 All other countries             5,866          5,709
                               -------        -------
Total long-lived assets        $70,846        $66,739
                               =======        =======


4.  CONVERTIBLE SUBORDINATED NOTES

On August 8, 2001, the Company received net proceeds of $145.5 million from a private placement of 4.25% Convertible Subordinated Notes due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers.

These Notes are convertible into LTX common stock at a conversion price equal to $29.04 per share, subject to adjustment in certain circumstances. The Notes will be issued at 100% of the principal amount. The Notes are redeemable by the Company any time after August 20, 2004 at specified prices, and are redeemable prior to August 20, 2004 if certain conditions are satisfied. LTX has filed a registration statement for the resale of the Notes and the shares of common stock issuable upon conversion of the Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                                                         Percentage of Net Sales
                                                              Three Months
                                                                  Ended
                                                               October 31,
                                                            2001       2000
                                                         ------------------------
Net Sales                                                   100.0%   100.0%

Cost of Sales                                                70.9     52.1
                                                            -----    -----

  Gross profit                                               29.1     47.9

Engineering and product development expenses                 50.1     16.4

Selling, general and administrative expenses                 21.8     10.5
                                                            -----    -----

  Income (loss) from operations                             (42.8)    21.0

Other income (expense):

  Interest expense                                           (5.5)    (0.4)

  Interest income                                             7.6      2.5
                                                            -----    -----

  Income (loss) before income taxes                         (40.7)    23.1

Provision (benefit) for income taxes                        (12.2)     6.9
                                                            -----    -----

Income (loss) before cumulative effect of
Change in accounting principle                              (28.5)    16.2

Cumulative effect of change in accounting
Principle, net of tax                                          --      9.8
                                                            -----    -----

  Net income (loss)                                         (28.5%)    6.4%
                                                            =====    =====

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Risks" below.

Results of Operations

Three Months Ended October 31, 2001 Compared to the Three Months Ended October 31, 2000.

Net sales for the three months ended October 31, 2001 decreased 66.3% to $33.0 million as compared to $98.0 million in the same quarter of the prior year. The decrease in revenue is primarily a result of the weakening of industry conditions. Service revenue accounted for $9.0 million, or 27.3% of net sales, and $7.4 million, or 7.5% of net sales, for the three months ended October 31, 2001 and 2000, respectively. Geographically, sales to customers outside of the United States were 37.6% and 51.0% of net sales in the three months ended October 31, 2001 and October 31, 2000, respectively.

The gross profit margin was 29.1% of net sales in the three months ended October 31, 2001, as compared to 47.9% of net sales in the same quarter of the prior year. The decrease is a result of a lower level of sales relative to fixed manufacturing costs.

Engineering and product development expenses were $16.5 million, or 50.1% of net sales, in the three months ended October 31, 2001, as compared to $16.0 million, or 16.4% of net sales, in the same quarter of the prior year. The increase in expenditure is principally a result of a higher level of development expenses and key account support costs related to growth of the Company's Fusion product line.

Selling, general and administrative expenses were $7.2 million, or 21.8% of net sales, in the three months ended October 31, 2001, as compared to $10.3 million, or 10.5% of net sales, in the same quarter of the prior year. The decrease in the selling, general and administrative expenses of $3.1 million is related to the reduction of certain variable costs resulting from the decrease in sales.

Interest expense was $1.8 million and $0.4 million for the three months ended October 31, 2001 and October 31, 2000, respectively. The increase in expense is a result of accruing interest expense for the convertible subordinated debentures at 4.25% interest for the three months ended October 31, 2001.

Interest income was $2.5 million for the three months ended October 31, 2001 as compared to $2.4 million for the three months ended October 31, 2000. Although the Company's cash balance was higher for the quarter ended October 31, 2001 than the quarter ended October 31, 2000, interest rates had declined from the prior quarter, causing interest income to be relatively unchanged for the two quarters.

The Company had a tax benefit of $4.0 million for the three months ended October 31, 2001 as compared to a tax provision of $6.8 million, in the same quarter of the prior year. The Company's effective tax rate was 30.0% for October 31, 2001
and October 31, 2000.   The effective tax rate in each period differs from the
statutory income tax rate primarily due to the generation of tax credits and state taxes.

The cumulative effect of the change in accounting principle as a result of SAB 101 was $9.6 million, or 9.8% of net sales. , This change is described further in "Recent Accounting Pronouncements" above.

Net loss was $9.4 million, or $0.19 per diluted share, in the three months ended October 31, 2001, as compared to net profit of $6.9 million, or $0.12 per diluted share, in the same quarter in the prior year.

Industry conditions weakened significantly during the second half of the fiscal year ended July 31, 2001 and the quarter ended October 31, 2001. Management believes that the Company's financial results will continue to reflect slow semiconductor equipment industry conditions for the near term. Until there is a substantial improvement in industry conditions, the sluggish industry conditions will continue to adversely affect the Company's results of operations. The Company's results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or lower than anticipated margins due to unfavorable equipment mix. The Company has taken steps to reduce discretionary spending and capital expenditures to adapt to the weakened industry environment.

Liquidity and Capital Resources

At October 31, 2001, the Company had $291.8 million in cash and equivalents and working capital of $427.8 million, as compared to $180.1 million of cash and equivalents and $294.5 million of working capital at July 31, 2001. The increase in the cash balance is primarily a result of proceeds received from an offering of convertible subordinated notes reduced by cash used in operations and purchases of capital equipment.

Accounts receivable from trade customers was $18.9 million at October 31, 2001, as compared to $25.6 million at July 31, 2001. The principal reason for the decrease is a result of cash collecting activities along with lower sales. The reserve for sales returns allowances and doubtful accounts was $3.6 million, or 16.0% of gross trade account receivable on October 31, 2001 and $3.7 million, or 12.5% of gross trade accounts receivable on July 31, 2001.

Inventories increased by $5.2 million to $101.9 million at October 31, 2001 as compared to $96.7 million at July 31, 2001. The increase is directly attributable to the production ramp in the Fusion product along with a severe drop in demand for semiconductor test equipment in the second half of the fiscal year ended July 31, 2001.

Deferred tax asset increased by $3.3 million to $37.2 million at October 31, 2001 as compared to $33.9 million at July 31, 2001. The increase is attributed to the realization of certain deferred tax assets. Deferred revenues and customer advances decreased $29.9 million to $7.9 million at October 31, 2001 as compared to $37.8 million at July 31, 2001. The reason for the decrease is that the Company has certain agreements and the right to offset its inventory related deposits at suppliers against advances from the same suppliers for LTX supplied product and services. For the three months ended October 31, 2001, this offset amounted to $33.2 million. Prepaid expense increased $0.4 million to $59.4 million at October 31, 2001 as compared to $59.0 million at July 31, 2001.

Capital expenditures totaled $8.1 million for the three months ended October 31, 2001 as compared to $16.4 for the three months October 31, 2000. The principal reason for the decrease is a slowed capital expenditure rate for the three months ended October 31, 2001 as compared with the quarter ended October 31, 2000.

Other assets increased by $4.5 million to $18.5 million at October 31, 2001 as compared to $14.0 million at July 31, 2001. The increase is related to the costs to be amortized associated with the convertible subordinated notes described below.

During the quarter ended April 30, 2001, the Company renegotiated its domestic credit facility with its existing lender. The facility of $15.0 million is secured by all assets and bears interest at the bank's prime rate. Borrowing availability under this facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at October 31, 2001 were $7.5 million and $12.9 million at July 31, 2001 under this credit facility and the interest rate was 5.5% and 6.75%, respectively. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%.

On August 8, 2001, the Company received net proceeds of $145.5 million from a private placement of 4.25% Convertible Subordinated Notes due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers.

The Company anticipates that cash from operations combined with available cash balance and credit facility enhancement will be adequate to fund our currently proposed operating activities for the next twelve months.


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

Any significant downturn in the markets for our customers' semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. Our revenue and operating results are currently being negatively impacted by a sudden and severe downturn that the semiconductor industry is currently experiencing. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, inventory obsolescence and accelerated erosion of selling prices. We believe the markets for newer generations of devices, including system-on-a-chip ("SOC"), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. We have significant investments in on hand inventory and prepaid inventory at suppliers. We cannot assure you that obsolete or excess inventories or other asset impairment, which may result from changes in our market, will not materially and adversely affect us. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

   .  lower gross margins in any particular period due to changes in:

      .  our product mix,

      .  the configurations of test systems sold, or

      .  the customers to whom we sell these systems;

   . the high selling prices of our test systems (which typically result in a long selling process); and

   .  changes in the timing of product orders due to:

      .  unexpected delays in the introduction of products by our customers,

      . shorter than expected lifecycles of our customers' semiconductor devices, or

      .  uncertain market acceptance of products developed by our customers.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 85.1% of revenues for the three months ended in October 31, 2001 and 90.8% in the same quarter for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 37.6% of our revenues for the three months ended October 31, 2001 and 51.0% of our revenues for the three months ended October 31, 2000. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

We have begun the transition of our assembly, system integration and testing operations of the Fusion products to Jabil. We may encounter unforeseen expenses as well as difficulties in transferring these responsibilities to Jabil due to technology and personnel compatibility. We cannot assure you that this relationship with Jabil will result in a reduction of our fixed expenses.

Economic conditions in Asia may hurt our sales.

Asia is an important region for our customers in the semiconductor industry, and many of them have operations there. In recent years, Asian economies have been highly volatile and recessionary, resulting in significant fluctuations in local currencies and other instabilities. These instabilities may continue or worsen, which could have a material adverse impact on our financial position and results of operations, as approximately 22.8% and 44.1% of our sales for the three months ended October 31, 2001 and the October 31, 2000, respectively, were derived from this region. In light of the historical economic downturns in Asia, we may not be able to obtain additional orders and may experience cancellations of orders.

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

Our stock price is volatile.

In the twelve month period ending on October 31, 2001, our stock price has ranged from a low of $9.56 to a high of $32.15. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $170.2 million as of October 31, 2001 and $24.2 million as of July 31, 2001, and in foreign currency exchange rates. We do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities.
Our short-term bank debt bears interest at prime. Long term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the three months ended October 31, 2001, our revenues derived from shipments outside the United States constituted 37.6% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 32.1% of the outstanding accounts receivable balance at October 31, 2001. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

During the quarter ended April 30, 2001, the Company renegotiated its domestic credit facility with its existing lender. The facility of $15.0 million is secured by all assets and bears interest at the bank's prime rate. Borrowing availability under this facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at October 31, 2001 were $7.5 million under this credit facility and the interest rate was 5.5%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $75,000 on an annual basis. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%.

On August 8, 2001 the Company received $145.5 million in net proceeds from a convertible debenture offering at a fixed interest rate of 4.25%. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate interest payments for similar borrowings. The Company anticipate the cash flow from operations combined with available cash balance and credit facility enhancements will be adequate to fund our currently proposed operating activities for the next twelve months.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of the Company's exposure to and management of market risk appears under the heading "Business Risks".



PART II-OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-k

      There were no reports on Form 8-K filed during the three months ended October 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                LTX Corporation

Date: December 12, 2001              By: /s/ Roger W. Blethen
-----------------------              ------------------------
                                          Roger W. Blethen
                                          Chairman of the Board and
                                          Chief Executive Officer

Date: December 12, 2001              By: /s/ Mark J. Gallenberger
-----------------------              ----------------------------
                                          Mark J. Gallenberger
                                          Chief Financial Officer and
                                          Treasurer
                                          (Principal Financial Officer)