Form 10-Q
period 2002-01-31
LTX CORP
filed 2002-03-12
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                        Commission File Number 000-10761
                        --------------------------------

                                 LTX CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)


            Massachusetts                              04-2594045
            -----------------------------------------------------
        (State or Other Jurisdiction                  (I.R.S. Employer
      of Incorporation or Organization)                Identification No.)


        LTX Park at University Avenue, Westwood, Massachusetts      02090
        -----------------------------------------------------------------
               (Address of Principal Executive Offices)       (Zip Code)


     Registrant's Telephone Number, Including Area Code     (781) 461-1000
     ---------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

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

           Class                            Outstanding at February 18, 2002
           -----                            --------------------------------

Common Stock, par value $0.05 per share     48,758,884

                                 LTX CORPORATION

                                      Index

                                                                                                         Page Number
Part I.          FINANCIAL INFORMATION

Item 1.          Consolidated Balance Sheet                                                                    1
                 January 31, 2002 and July 31, 2001

                 Consolidated Statement of Operations and Comprehensive Income                                 2
                 Three Months and Six Months Ended January 31, 2002 and January 31, 2001

                 Consolidated Statement of Cash Flows                                                          3
                 Six Months Ended January 31, 2002 and January 31, 2001

                 Notes to Consolidated Financial Statements                                                    4-7

Item 2.          Management's Discussion and Analysis of Financial                                             9-16
                 Condition and Results of Operations


Item 3.          Quantitative and Qualitative Disclosures About Market Risk                                    17

Part II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                             17

Item 4.          Submission of Matters to a Vote of Security Holders                                           18

Item 6.          Exhibits and Reports on Form 8-K                                                              18

SIGNATURES                                                                                                     19

                                 LTX CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                                                January 31,       July 31,
                                                                                  2002             2001
                                                                               ------------------------------
                                                                               (Unaudited)        (Audited)
ASSETS
Current assets:
  Cash and equivalents                                                          $272,733          $180,109
  Accounts receivable, net of allowances                                           8,146            25,649
  Accounts receivable - other                                                      4,523             6,938
  Inventories                                                                     76,459            96,695
  Prepaid expense                                                                 52,077            58,975
                                                                                  ------            ------

     Total current assets                                                        413,938           368,366

Property and equipment, net                                                       74,981            66,739
Deferred tax asset                                                                62,770            33,896
Other assets                                                                      15,832            14,038
                                                                                --------         ---------

Total assets                                                                    $567,521          $483,039
                                                                                ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                 $ 12,000          $ 12,900
  Current portion of long-term debt                                                5,945             5,293
  Accounts payable                                                                30,411            16,577
  Deferred revenues and customer advances                                          7,521            37,840
  Deferred gain on leased equipment                                               12,091            13,906
  Accrued restructuring charges                                                    1,121             1,713
  Other accrued expenses                                                          19,853            19,557
                                                                                --------         ---------

     Total current liabilities                                                    88,942           107,786

Long-term debt, less current portion                                               4,241             5,984
Convertible subordinated notes                                                   150,000                --
Stockholders' equity:
     Common stock                                                                  2,573             2,557
     Additional paid in capital                                                  411,637           409,065
     Other comprehensive income                                                      267               553
     Accumulated deficit                                                         (78,378)          (31,145)
     Less treasury stock, at cost                                                (11,761)          (11,761)
                                                                                --------         ---------

Total liabilities and stockholders' equity
                                                                                $567,521          $483,039
                                                                                ========         =========

See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                            Three Months                       Six Months
                                                                               Ended                              Ended
                                                                            January 31,                        January 31,
                                                                            -----------                        -----------

                                                                       2002             2001             2002              2001
                                                                       ----             ----             ----              ----
Net sales                                                           $  27,585         $  99,888         $  60,588         $ 197,858

Cost of sales                                                          23,142            51,959            46,532           103,027

Inventory related provision                                            42,200                --            42,200                --
                                                                    ---------         ---------         ---------         ---------

       Gross margin                                                   (37,757)           47,929           (28,144)           94,831

Engineering and product development expenses                           18,107            16,649            34,645            32,688

Selling, general and administrative expenses                            7,337            10,730            14,538            21,023
                                                                    ---------         ---------         ---------         ---------

       Income (loss) from operations                                  (63,201)           20,550           (77,327)           41,120

Other income (expense):

       Interest expense                                                (1,790)             (307)           (3,605)             (669)

       Interest income                                                  1,925             2,679             4,446             5,084
                                                                    ---------         ---------         ---------         ---------

       Income (loss) before income taxes and cumulative effect
       of change in accounting principle                              (63,066)           22,922           (76,486)           45,535

Provision (benefit) for income taxes                                  (25,226)            6,875           (29,253)           13,658
                                                                    ---------         ---------         ---------         ---------

Income (loss) before cumulative effect of change
in accounting principle                                               (37,840)           16,047           (47,233)           31,877

Cumulative effect of change in accounting
principle, net of applicable tax                                           --                --                --             9,566
                                                                    ---------         ---------         ---------         ---------


Net income (loss)                                                   $ (37,840)        $  16,047         $ (47,233)        $  22,311
                                                                    =========         =========         =========         =========


Net income (loss) before cumulative effect of change in accounting principle, per share:

       Basic                                                        $   (0.78)        $    0.34         $   (0.97)        $    0.67
                                                                    =========         =========         =========         =========
       Diluted                                                      $   (0.78)        $    0.32         $   (0.97)        $    0.64
                                                                    =========         =========         =========         =========

Cumulative effect of change in accounting principle, per share:

       Basic                                                        $     --          $     --          $     --          $   (0.20)
                                                                    =========         =========         =========         =========
       Diluted                                                      $     --          $     --          $     --          $   (0.19)
                                                                    =========         =========         =========         =========

Net income (loss) per share:

       Basic                                                        $   (0.78)        $    0.34         $   (0.97)        $    0.47
                                                                    =========         =========         =========         =========
       Diluted                                                      $   (0.78)        $    0.32         $   (0.97)        $    0.45
                                                                    =========         =========         =========         =========

Weighted--average common shares used in
computing net income (loss) per share:

       Basic                                                           48,507            47,626            48,458            47,612
                                                                    =========         =========         =========         =========
       Diluted                                                         48,507            49,656            48,458            49,957
                                                                    =========         =========         =========         =========

Comprehensive income:
       Net income (loss)                                            $ (37,840)        $  16,047         $ (47,237)        $  22,311
       Unrealized gain (loss) on
           marketable securities                                         (525)              466              (286)              428
                                                                    ---------         ---------         ---------         ---------

Comprehensive income                                                $ (38,365)        $  16,513         $ (47,523)        $  22,739
                                                                    =========         =========         =========         =========

See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                       Six Months
                                                                                         Ended
                                                                                       January 31,
                                                                                2002                2001
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $ (47,233)           $  22,311
    Add (deduct) non-cash items:
     Cumulative effect of a change in accounting principle, net of tax              --                9,566
     Depreciation and amortization                                               8,600                6,637
     Charge for excess inventory                                                42,200                   --
     Translation (gain) loss                                                       (49)                 186
  (Increase) decrease in:
     Accounts receivable                                                        19,411               27,845
     Inventories                                                                (9,507)             (54,418)
     Prepaid expenses                                                          (35,315)             (33,422)
     Deferred tax (benefit) expense                                            (28,874)                (377)
     Other assets                                                                 (787)                 382
  Increase (decrease) in:
     Accounts payable                                                           13,864                5,524
     Accrued expenses and restructuring charges                                   (216)                 781
     Deferred revenues and customer advances                                     1,061               45,719
                                                                             ---------            ---------
    Net cash (used in) provided by operating activities                        (36,845)              30,734
                                                                             ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                                      (16,838)             (21,649)
  Minority investment                                                               --               (4,000)
                                                                             ---------            ---------
    Net cash used in investing activities                                      (16,838)             (25,649)
                                                                             ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock plans:
  Employees' stock purchase plan                                                 1,111                  946
  Exercise of stock options                                                      1,477                  401
  Advances of short-term notes payable                                          19,493               24,000
Payments of short-term notes payable                                           (20,393)             (23,725)
Proceeds from convertible subordinated notes                                   145,566                   --
Proceeds from lease financing                                                    1,744                   --
Payments of long-term debt                                                      (2,829)                (556)
                                                                             ---------            ---------
    Net cash provided by financing activities                                  146,169                1,066
                                                                             ---------            ---------

Effect of exchange rate changes on cash                                            138                  (78)
                                                                             ---------            ---------

Net increase in cash and equivalents                                            92,624                6,073
Cash and equivalents at beginning of period                                    180,109              206,973
                                                                             ---------            ---------

    Cash and equivalents at end of period                                    $ 272,733            $ 213,046
                                                                             =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
     Interest                                                                $  (3,951)           $  (4,745)
     Income taxes                                                            $     823            $     418

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at period end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a loss of $49,000 and a gain of $186,000 for the six months ended January 31, 2002 and 2001, respectively. The amounts recorded in both periods were principally due to fluctuations in the Japanese yen that are included in the consolidated results of operations.

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

Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Service revenue totaled $7.8 million or 28.3% of net sales, for the three months ended January 31, 2002 and $9.1 million, or 9.1% of net sales, for the three months ended January 31, 2001. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

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

Income Taxes

In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Realization is dependent on the generation of sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the full amount of the net deferred tax asset will be realized. However, the amount realizable could be reduced if estimates of future taxable income are reduced. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision.

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

A reconciliation between basic and diluted earnings per share is as follows:


                                                                   Three Months Ended            Six Months Ended
                                                                        January 31,                  January 31,
                                                                 2002              2001         2002            2001
                                                                 ----              ----         ----            ----
                                                                        (in thousands, except per share data)
           Net income (loss)                                   $(37,840)        $ 16,047      $(47,233)      $ 22,311
           Basic EPS
            Basic common shares                                  48,507           47,626        48,458         47,612
            Basic EPS                                          $  (0.78)        $   0.34      $  (0.97)      $   0.47

           Diluted EPS

            Basic common shares                                  48,507           47,626        48,458         47,612
            Plus: Impact of stock options and warrants               --            2,030            --          2,345
                                                               --------         --------      --------       --------

            Diluted common shares                                48,507           49,656        48,458         49,957
            Diluted EPS                                        $  (0.78)        $   0.32      $  (0.97)      $   0.45


The impact of the stock options was not used in the calculation of January 31, 2002 diluted EPS as the Company was in a net loss position. Options to purchase 191,600 shares and 1,310,500 shares of common stock on January 31, 2002 and 2001, respectively, were outstanding but not included in the quarter end calculation of diluted net income per share because either the options' exercise price was greater than the average market price of the common shares during the period ended, or the effect of including the options would have been anti-dilutive in effect.

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

The fair market value of cash equivalents and short-term investments is substantially equal to the amortized cost, due to the short period of time to maturity, which is less than one year. The company did recognize other comprehensive income (loss) of $(525,000) and $466,000 for the three months ended January 31, 2002 and 2001, respectively, for unrealized gain (loss) from available for sale securities.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

                                    January 31,      July 31,
                                       2002            2001
                                    -------------------------
                                          (in thousands)

Raw materials                       $41,166           $48,602
Work-in-progress                     23,477            33,986
Finished goods                       11,816            14,107
                                    -------           -------

                                    $76,459           $96,695
                                    =======           =======

Prepaid Expense

Certain amounts in the prepaid expense balance relate to inventory capacity purchases and payments for projects not completed. The completion of these projects along with the receipt of inventory is expected to occur during fiscal 2002 and 2003. As of January 31, 2002, amounts related for payments for projects are refundable.

The Company has suppliers who are also customers of LTX. In its fiscal year 2001, the Company entered into purchase agreements with certain suppliers to secure a supply of custom integrated circuits and printed circuit boards in order to ensure an uninterrupted flow of materials during the Company's transition to an outsource manufacturing model. The Company has certain agreements and the right to offset its inventory related deposits at suppliers against advances from the same suppliers for LTX supplied product and services. Prepaid expenses for inventory purchases were reduced and offset by customer advances for LTX products and services in an amount of $31.7 million as of January 31, 2002.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Property and equipment are summarized as follows:


                                           January 31,        July 31,        Depreciable
                                             2002              2001           Life in Years
                                          ------------------------------------------------------
                                                    (in thousands)
Machinery and equipment                     $106,469         $138,278              3-7
Office furniture and equipment                61,210           16,036              3-7

Leasehold improvement                                     13,875       13,861       shorter of
                                                        --------      -------
                                                         181,554      168,175   10 or term of lease
Less: Accumulated depreciation and amortization         (106,573)    (101,436)
                                                        ---------    ---------
                                                         $74,981      $66,739
                                                         =======      =======

Deferred Gain on Leased Equipment
The deferred gain from the sale and lease back of equipment is recognized ratably over the term of the lease.

Reclassifications
Prior year financial statements have been reclassified to conform to the fiscal 2002 presentation. The reclassification had no impact on earnings for the prior period.

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

As a result of SAB 101, the Company changed its method of accounting for revenue recognition. The Company reported this change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes", by a cumulative effect adjustment. This change was adopted in the fourth quarter of fiscal year ending July 31, 2001. No cumulative effect of the change is included in net income in the fourth quarter of July 31, 2001. Instead, APB 20 requires that the change be made as of the beginning of the fiscal year (August 1, 2000) and that financial information for interim periods reported prior to the change, in this case the first three quarters of fiscal 2001, be restated by applying SAB 101 to those periods.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No 143 and has not yet determined the impact, if any, on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived asset and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company's net sales for the six months ended January 31, 2002 and 2001, along with the long-lived assets at January 31, 2002 and July 31, 2001, are summarized as follows:

                                                  Three Months                              Six Months
                                                      Ended                                    Ended
                                                   January 31,                              January 31,
                                                   -----------                              -----------
                                                                       (in thousands)
                                                                       --------------
                                               2002              2001                    2002           2001
                                               ----              ----                    ----           ----


Sales to unaffiliated customers:
    United States                           $ 15,291          $ 41,885                $ 35,876       $ 89,919
    Singapore                                  5,403            28,678                  11,204         50,101
    Taiwan                                       653            11,365                   1,403         27,881
    Japan                                      4,164             7,751                   4,558         11,164
    All other countries                        2,074            10,209                   7,547         18,793
                                            --------          --------                --------       --------


Total sales to unaffiliated customers       $ 27,585          $ 99,888                $ 60,588       $197,858
                                            ========          ========                ========       ========

                                                    January 31,                July 31,
                                                        2002                      2001
                                                    ------------------------------------
                                                                (in thousands)
Long-lived Assets:
  United States                                      $ 54,703                  $ 51,131
  Singapore                                             9,570                     6,968
  Taiwan                                                3,933                     2,878
  Japan                                                    48                        53
  All other countries                                   6,727                     5,709
                                                     --------                  --------
Total long-lived assets                              $ 74,981                  $ 66,739
                                                     ========                  ========

4. CONVERTIBLE SUBORDINATED NOTES

On August 8, 2001, the Company received net proceeds of $145.5 million from a private placement of 4.25% Convertible Subordinated Notes due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers.

These Notes are convertible into LTX common stock at a conversion price equal to $29.04 per share, subject to adjustment in certain circumstances. The Notes were issued at 100% of the principal amount. The Notes are redeemable by the Company any time after August 20, 2004 at specified prices, and are redeemable prior to August 20, 2004 if certain conditions are satisfied. LTX has filed a registration statement for the resale of the Notes and the shares of common stock issuable upon conversion of the Notes. The Registration Statement was declared effective by the SEC on December 21, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

                                                                                 Percentage of Net Sales
                                                                          Three Months               Six Months
                                                                             Ended                     Ended
                                                                          January 31,                January 31,
                                                                          -----------                -----------

                                                                      2002          2001         2002          2001
                                                                    -------       -------      -------       -------
Net sales                                                             100.0%        100.0%       100.0%        100.0%

Cost of sales                                                          83.9          52.0         76.8          52.1

Inventory related provision                                           153.0           0.0         69.7           0.0
                                                                    -------       -------      -------       -------

       Gross margin                                                  (136.9)         48.0        (46.5)         47.9

Engineering and product development expenses                           65.6          16.7         57.2          16.5

Selling, general and administrative expenses                           26.6          10.7         23.9          10.6
                                                                    -------       -------      -------       -------

       Income (loss) from operations                                 (229.1)         20.6       (127.6)         20.8

Other income (expense):

       Interest expense                                                (6.5)        (0.3)        (6.0)         (0.3)

       Interest income                                                  7.0           2.7          7.3           2.5
                                                                    -------       -------      -------       -------

       Income (loss) before income taxes and cumulative effect
       of change in accounting principle                             (228.6)         23.0       (126.3)         23.0

Provision (benefit) for income taxes                                  (91.4)          6.9        (48.3)          6.9
                                                                    -------       -------      -------       -------

Income (loss) before cumulative effect of change
in accounting principle                                              (137.2)         16.1        (78.0)         16.1

Cumulative effect of change in accounting
principle, net of applicable tax                                        0.0           0.0          0.0           4.8
                                                                    -------       -------      -------       -------


Net income (loss)                                                    (137.2)%        16.1%       (78.0)%        11.3%
                                                                    =======       =======      =======       =======

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Risks" below.

Results of Operations

Three Months and Six Months Ended January 31, 2002 Compared to the Three Months and Six Months Ended January 31, 2001.

Net sales for the three months ended January 31, 2002 decreased 72.4% to $27.6 million as compared to $99.9 million in the same quarter of the prior year. For the six months ended January 31, 2002, net sales were $60.6 million as compared to $197.9 million for the same period of the prior year, a decrease of 69.4%. The decrease in revenue is primarily a result of the sharp decline in industry conditions. The $27.6 million of net sales in the three months ended January 31, 2002 resulted primarily from the increased investment in the Fusion test platform by one of our customers preparing to ramp new technology. Service revenue accounted for $7.8 million, or 28.3% of net sales, and $9.1 million, or 9.1% of net sales, for the three months ended January 31, 2002 and 2001, respectively, and $16.8 million, or 27.7% of net sales and $16.5 million, or 8.3% of net sales for the six months ended January 31, 2002 and 2001, respectively. Geographically, sales to customers outside of the United States were 44.6% and 58.1% of net sales in the three months ended January 31, 2002 and 2001, respectively, and 40.8% and 45.4% for the six months ended January 31, 2002 and 2001, respectively.

We regularly evaluate our inventory levels to determine if levels are appropriate given our expectations regarding industry conditions, as well as new product introductions. Based on our most current evaluation, we determined that an adjustment was appropriate and, therefore, recorded a $42.2 million inventory related provision in January 31, 2002. Of the $42.2 million, $38.7 million of the provision relates to excess inventory principally due to the sharp decline in semiconductor test system orders. The remaining $3.5 million relates to Delta/STE inventory that was previously transferred to our third party reseller of Delta/STE products.

The gross margin was $(37.8) million, or (136.9)% of net sales in the three months ended January 31, 2002, as compared to $47.9 million, or 48.0% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2002, the gross margin was $(28.1) million, or (46.5)% of net sales, as compared to $94.8 million, or 47.9% for the same period in the prior year. Before the inventory related provision, the gross margin was $4.4 million, or 16.1% of net sales, for the three months ended January 31, 2002 and $(14.1) million, or (23.2)% of net sales for the six months ended January 31, 2002. The decrease was primarily the result of a lower level of sales relative to fixed manufacturing costs.

Engineering and product development expenses were $18.1 million, or 65.6% of net sales, in the three months ended January 31, 2002, as compared to $16.6 million, or 16.7% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2002, engineering and product development expenses were $34.6 million, or 57.2% of net sales, as compared to $32.7 million, or 16.5% of net sales for the same period in the prior year. The increase in expenditure is principally a result of a higher level of development expenses and key account support costs related to growth of the Company's Fusion product line.

Selling, general and administrative expenses were $7.3 million, or 26.6% of net sales, in the three months ended January 31, 2002, as compared to $10.7 million, or 10.7% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2002, selling, general and administrative expenses were $14.5 million, or 23.9% of net sales, as compared to $21.0 million, or 10.6% of net sales, for the same period in the prior year. The decrease in the selling, general and administrative expenses is related to the reduction in certain variable costs resulting from the decrease in sales and expense reduction initiatives.

Interest expense was $1.8 million and $0.3 million for the three months ended January 31, 2002 and 2001, respectively. For the six months ended January 31, 2002, interest expense was $3.6 million as compared to $0.7 million for the same period of the prior year. The increase in expense is a result of accruing interest expense for the convertible subordinated notes bearing interest at the rate of 4.25%.

Interest income was $1.9 million and $2.7 million for the three months ended January 31, 2002 and 2001, respectively. For the six months ended January 31, 2002, interest income was $4.4 million as compared to $5.1 million for the same period of the prior year. Although the Company's cash balance was higher for the quarter ended January 31, 2002 than for the quarter ended January 31, 2001, interest rates declined over the prior year causing interest income to decline.

The Company had a tax benefit of $25.2 million for the three months ended January 31, 2002 as compared to a tax provision of $6.9 million, in the same quarter of the prior year. For the six months ended January 31, 2002, the Company had a tax benefit of $29.3 million as compared to a tax provision of $13.7 million for the same period of the prior year. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income. Management believes that it is more likely than not that the assets will be realized. However, there can be no assurance that we will meet our expectations of future income. The Company's assumed tax rate was 40.0% for January 31, 2002 and its effective tax rate was 30% for January 31, 2001. The effective tax rate in January 31, 2001 differs from the statutory income tax rate primarily due to the generation of tax credits and state taxes.

Cumulative effect of change in accounting principle was $9.6 million, or 4.8% of net sales for the six months ended January 31, 2001, was recognized relating to the cumulative effect of an accounting change as related to SAB 101 which is described further in "Recent Accounting Pronouncements" above.

Net loss was $37.8 million, or $0.78 per diluted share, in the three months ended January 31, 2002, as compared with net profit of $16.0 million, or $0.32 per diluted share, in the same quarter in the prior year. The Company had net loss of $47.2 million, or $0.97 per diluted share, in the six months ended January 31, 2002, as compared to net income of $22.3 million, or $0.45 per diluted share, for the same period in the prior year. Before the inventory related provision, net loss was $12.5 million, or $0.26 per diluted share, in the three months ended January 31, 2002 and net loss was $21.9 million, or $0.45 per diluted share, in the six months ended January 31, 2002.

Management believes that the Company's financial results will continue to reflect the slow semiconductor equipment industry conditions for the near term. Until there is a substantial improvement in industry conditions, the sluggish industry conditions will continue to adversely affect the Company's results of operations. The Company's results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or lower than anticipated margins due to unfavorable equipment mix. The Company has taken steps to reduce variable costs and discretionary spending.

Liquidity and Capital Resources

At January 31, 2002, the Company had $272.7 million in cash and equivalents and working capital of $325.0 million, as compared to $180.1 million of cash and equivalents and $260.6 million of working capital at July 31, 2001. The increase in the cash balance is primarily a result of proceeds received from an offering of convertible subordinated notes which was offset by cash used in operating activities and capital purchases.

Accounts receivable from trade customers decreased by $17.5 million to $8.1 million at January 31, 2002, as compared to $25.6 million at July 31, 2001. The principal reason for the decrease is a result of cash collecting activities along with lower sales.

Inventories decreased by $20.2 million to $76.5 million at January 31, 2002 as compared to $96.7 million at July 31, 2001. The decrease is primarily as a result of an inventory related provision of $42.2 million due to a severe drop in demand for semiconductor test equipment offset by additions to inventory to support current production and next generation product development.

Deferred revenues and customer advances decreased $30.3 million to $7.5 million at January 31, 2002 as compared to $37.8 million at July 31, 2001. The reason for the decrease is that the Company has certain agreements and the right to offset its inventory related deposits at suppliers against advances from the same suppliers for LTX product and services. At January 31, 2002, this offset amounted to $31.7 million. Prepaid expense decreased by $6.9 million to $52.1 million at January 31, 2002 as compared to $59.0 million at July 31, 2001. The decrease is attributed to the receipts of inventory against the prepayments. Inventory related deposits were $39.7 million as of January 31, 2002 and $44.0 million as of July 31, 2001.

Capital expenditures totaled $8.7 million for the three months ended January 31, 2002 as compared to $5.2 million for the three months ended January 31, 2001. The principal reason for the increase relates to the addition of application development equipment supporting the growth of the Fusion product line.

Deferred tax asset increased by $28.9 million to $62.8 million at January 31, 2002 as compared to $33.9 million at July 31, 2001. The increase is attributed to the recording of certain deferred tax assets. During the quarter, the Company reclassified its deferred tax asset from a short term to a long term asset on its balance sheet since industry conditions have made it difficult to project short term realization of this asset. Other assets increased by $1.8 million to $15.8 million at January 31, 2002 as compared to $14.0 million at July 31, 2001. The increase is related to the costs to be amortized associated with the convertible subordinated notes.

The Company has a domestic credit facility of $15.0 million, which is secured by all assets and bears interest at the bank's prime rate. Borrowing availability under this facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at January 31, 2002 were $12.0 million and $12.9 million at July 31, 2001 under this credit facility and the interest rate was 4.75% and 6.75%, respectively. This facility expires on March 31, 2002. The Company is negotiating with the lender to extend this facility. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

On August 8, 2001, the Company received net proceeds of $145.5 million from a private placement of 4.25% Convertible Subordinated Notes due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers.

The Company anticipates that cash from operations combined with available cash balance and credit facilities will be adequate to fund our currently proposed operating activities for the next twelve months.

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

Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability in our operating results or our stock price. This may be caused by a combination of factors, including the following:

..    sales of a limited number of test systems account for a substantial portion of our net sales in any particular fiscal quarter, and a small number of transactions could therefore have a significant impact;

..    our revenues and orders are highly concentrated in a small number of customers, and the loss of a single major customer, or delays or cancellations from a single major customer, could therefore have a significant impact;

..    order cancellations by customers;

..    lower gross margins in any particular period due to changes in:

     .    our product mix,

     .    the configurations of test systems sold, or

     .    the customers to whom we sell these systems;

..    the high selling prices of our test systems (which typically result in a long selling process); and

..    changes in the timing of product orders due to:

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 88.2% of revenues for the six months ended in January 31, 2002 and 90.3% in the same six months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 40.8% of our revenues for the six months ended January 31, 2002 and 45.4% of our revenues for the six months ended January 31, 2001. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Worldwide economic conditions in Asia may hurt our sales.

The semiconductor industry has been negatively impacted by the slowdown and instability in worldwide economies, including the United States and Asia. We cannot predict if or when these worldwide economics will rebound or whether the semiconductor industry will rebound if and when the worldwide economies begin to upturn. The slowdown and instability may continue or worsen, which could have a material adverse impact on our financial position and results of operations.

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

Our stock price is volatile.

In the twelve month period ending on January 31, 2002, the closing price of our stock price has ranged from a low of $10.36 to a high of $32.15. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $172.2 million as of January 31, 2002 and $24.2 million as of July 31, 2001, and in foreign currency exchange rates. We do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at prime. Long term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the six months ended January 31, 2002, our revenues derived from shipments outside the United States constituted 40.8% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 58.3% of the outstanding accounts receivable balance at January 31, 2002. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

 Borrowing availability under the $15.0 million domestic credit facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at January 31, 2002 were $12.0 million under this credit facility and the interest rate was 4.75%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $120,000 on an annual basis. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of the Company's exposure to and management of market risk appears under the heading "Business Risks".


PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings

          We have had various commercial relationships with Ando Electric Co., Ltd., a Japanese test equipment manufacturer, since 1993 when Ando was a subsidiary of NEC. In 1994, Ando loaned us $20 million, of which $6 million remained outstanding as of January 31, 2002. This indebtedness was scheduled to mature in July 2003. In 1998, we entered into a six year development, manufacturing and marketing agreement with Ando (the "Fusion Agreement") pursuant to which we granted Ando exclusive rights to manufacture and sell Fusion in Japan, but retained exclusive rights to manufacture and sell Fusion to certain customers in Japan and to manufacture and sell Fusion outside of Japan. We also granted Ando a license to develop Fusion improvements for certain specific purposes, and, subject to certain conditions, a license to use, manufacture and sell these improvements in Japan. We were granted rights to use, improve and modify these Ando improvements outside Japan. Ando is required to pay quarterly royalties on sales of Fusion in Japan.

         In January 2001, Yokogawa Electric Corporation, a Japanese manufacturer of semiconductor test equipment, announced the acquisition of most of NEC's interest in Ando. On May 18, 2001, we served Ando with a Demand for Arbitration pursuant to the Fusion Agreement. Our demand asserted claims for breach of contract, breach of fiduciary duty, unfair competition and other claims arising out of Ando's conduct. Ando filed an answer and counterclaims to our demand for arbitration.

         During February, 2002, the Company and Ando Electric Co., Ltd. entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings pending with the American Arbitration Association in San Jose, California. Under the terms of this agreement, Ando has agreed to forgive certain loan and other debt obligations totaling approximately $7 million and has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. Except for these continuing obligations, the obligations of the parties under the Fusion Agreement and other related agreements have been terminated.

 Item 4.   Submission of Matters to a Vote of Security Holders

     (a)   The Company held its Annual Meeting of Stockholders on December 3,
           2001.
     (b) Stockholders elected Messrs. Mark S. Ain and Samuel Rubinovitz as Class III Directors to serve additional terms of three years. Messrs. Richard S. Hill, Stephen M. Jennings and Robert E. Moore continued to serve as Class I Directors, with their terms of offices expiring at the 2002 Annual Meeting of Stockholders. Messrs. Roger W. Blethen, Robert J. Boehlke and Roger J. Maggs continued to serve as Class II Directors, with their terms of office expiring at the 2003 Annual Meeting of Stockholders.
     (c)   Matters voted upon and the results of the voting were as follows:
           (i) Stockholders voted 44,883,458 shares FOR and 660,856 shares WITHHELD from the election of Mark S. Ain as a Class III Director. Stockholders voted 44,882,151 FOR and 662,163 shares WITHHELD from the election of Samuel Rubinovitz as a Class III Director.
           (ii) Stockholders voted 25,855,007 shares FOR 19,652,228 shares AGAINST and 37,077 shares ABSTAINED regarding the vote to approve the 2001 Stock Plan.

 Item 6.   Exhibits and Reports on Form 8-K
     (a)   Exhibit 10(FF) -- 2001 Stock Plan.
           Exhibit 10(GG) -- Deferred Compensation Plan effective as of
           December 1, 2001.
           Exhibit 10.(M)(ii) -- Termination Agreement dated as of December 20, 2001 relating to Company's facility at 5 Rosemont Avenue, Westwood, Massachusetts.
     (b) There were no reports on Form 8-K filed during the three months ended January 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LTX Corporation

Date: March 12, 2002               By: /s/ Roger W. Blethen
--------------------               ------------------------
                                        Roger W. Blethen
                                        Chairman of the Board
                                        and Chief Executive Officer

Date: March 12, 2002               By: /s/ Mark J. Gallenberger
--------------------               ----------------------------
                                        Mark J. Gallenberger
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)