Form 10-Q
period 2002-04-30
LTX CORP
filed 2002-06-14
CIK 357020

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________

                        Commission File Number 000-10761
                        --------------------------------

                                 LTX CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in Its Charter)

                         Massachusetts                04-2594045
                         ---------------------------------------
                  (State or Other Jurisdiction       (I.R.S. Employer
               of Incorporation or Organization)      Identification No.)

          LTX Park at University Avenue, Westwood, Massachusetts     02090
          ---------------------------------------------------------------------
               (Address of Principal Executive Offices)         (Zip Code)

        Registrant's Telephone Number, Including Area Code (781) 461-1000
        -----------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

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

          Class                               Outstanding at May 14, 2002
          -----                               ---------------------------

Common Stock, par value $0.05 per share                 49,118,489

                                 LTX CORPORATION

                                      Index

Part I.          FINANCIAL INFORMATION                                                           Page Number

Item 1.          Consolidated Balance Sheets                                                          1
                 April 30, 2002 and July 31, 2001

                 Consolidated Statements of Operations and Comprehensive Income                       2
                 Three Months and Nine Months Ended April 30, 2002 and April 30, 2001

                 Consolidated Statements of Cash Flows                                                3
                 Nine Months Ended April 30, 2002 and April 30, 2001

                 Notes to Consolidated Financial Statements                                          4-8

Item 2.          Management's Discussion and Analysis of Financial                                   9-18
                 Condition and Results of Operations

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                          19

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings                                                                   20

Item 6.          Exhibits and Reports on Form 8-K                                                    20

SIGNATURES                                                                                           21

                                 LTX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                     April 30,        July 31,
                                                       2002             2001
                                                   -----------------------------
                                                    (Unaudited)       (Audited)

ASSETS
Current assets:
  Cash and equivalents                                $245,964         $180,109
  Accounts receivable, net of allowances                12,241           25,649
  Accounts receivable - other                            5,784            6,938
  Inventories                                           77,924           96,695
  Prepaid expense                                       47,212           58,975
                                                      --------         --------

     Total current assets                              389,125          368,366

Property and equipment, net                             73,896           66,739
Deferred tax asset                                      70,759           33,896
Other assets                                            15,833           14,038
                                                      --------         --------

Total assets                                          $549,613         $483,039
                                                      ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                       $ 12,000         $ 12,900
  Current portion of long-term debt                      2,032            5,293
  Accounts payable                                      27,427           16,577
  Deferred revenues and customer advances                6,468           37,840
  Deferred gain on leased equipment                     11,170           13,906
  Accrued restructuring charges                            468            1,713
  Other accrued expenses                                24,328           19,557
                                                      --------         --------

     Total current liabilities                          83,893          107,786

Long-term debt, less current portion                     1,701            5,984
Convertible subordinated notes                         150,000               --
Stockholders' equity:
     Common stock                                        2,589            2,557
     Additional paid in capital                        413,539          409,065
     Other comprehensive income                            358              553
     Accumulated deficit                               (90,706)         (31,145)
       Less treasury stock, at cost                    (11,761)         (11,761)
                                                      --------         --------

Total liabilities and stockholders' equity
                                                      $549,613         $483,039
                                                      ========         ========


           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    Three Months             Nine Months
                                                                       Ended                   Ended
                                                                      April 30,               April 30,
                                                                      ---------               ---------
                                                                  2002        2001        2002        2001
                                                                  ----        ----        ----        ----
Net sales                                                       $28,055     $66,621      $88,643    $264,479

Cost of sales                                                    23,298      37,691       69,830     140,718

Inventory related provision                                           -           -       42,200           -
                                                               --------     -------     --------    --------

       Gross margin                                               4,757      28,930      (23,387)    123,761

Engineering and product development expenses                     18,182      17,295       52,827      49,983

Selling, general and administrative expenses                      6,781       8,180       21,319      29,203
                                                               --------     -------     --------    --------
       Income (loss) from operations                            (20,206)      3,455      (97,533)     44,575

Other income (expense):

       Interest expense                                          (1,540)       (297)      (5,145)       (966)

       Interest income                                            1,200       2,259        5,646       7,343
                                                               --------     -------     --------    --------

       Income (loss) before income taxes and cumulative effect
       of change in accounting principle                        (20,546)      5,417      (97,032)     50,952

Provision (benefit) for income taxes                             (8,218)      1,625      (37,471)     15,283
                                                               --------     -------     --------    --------
Income (loss) before cumulative effect of change
in accounting principle                                         (12,328)      3,792      (59,561)     35,669

Cumulative effect of change in accounting
principle, net of applicable tax                                      -           -            -       9,566
                                                               --------     -------     --------    --------


Net income (loss)                                              $(12,328)    $ 3,792     $(59,561)    $26,103
                                                               =========    =======     =========   ========

Net income (loss) before cumulative effect of change in
  accounting principle, per share:
       Basic                                                   $  (0.25)    $  0.08     $  (1.23)   $   0.75
                                                                =======     =======     ========    ========
       Diluted                                                 $  (0.25)    $  0.08     $  (1.23)   $   0.71
                                                                =======     =======     ========    ========

Cumulative effect of change in accounting
  principle, per share:
       Basic                                                   $      -     $     -     $      -    $  (0.20)
                                                                ========    =======     =========   ========
       Diluted                                                 $      -     $     -     $      -    $  (0.19)
                                                                ========    =======     =========   ========

Net income (loss) per share:
       Basic                                                   $  (0.25)    $  0.08     $  (1.23)   $   0.55
                                                                =======     =======     ========    ========
       Diluted                                                 $  (0.25)    $  0.08     $  (1.23)   $   0.52
                                                                =======     =======     ========    ========

Weighted--average common shares used in
  computing net income (loss) per share:
       Basic                                                     48,825      47,803       48,580      47,676
                                                                =======     =======     ========    ========
       Diluted                                                   48,825      50,522       48,580      50,145
                                                                =======     =======     ========    ========

Comprehensive income (loss):
       Net income (loss)                                       $(12,328)    $ 3,792     $(59,561)    $26,103
Unrealized gain (loss) on
           marketable securities                                     91          53         (195)        425
                                                                -------     -------     --------    --------

Comprehensive income (loss)                                    $(12,237)    $ 3,845     $(59,756)   $ 26,528
                                                               =========    =======     ========    ========


           See accompanying Notes to Consolidated Financial Statements

                                 LTX CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                            Nine Months
                                                                                               Ended
                                                                                             April  30,
                                                                                   2002                  2001
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $ (59,561)            $  26,103
    Add (deduct) non-cash items:
     Cumulative effect of a change in accounting principle, net of tax                --                 9,566
     Depreciation and amortization                                                12,834                10,016
     Charge for excess inventory                                                  42,200                    --
     Net gain from Ando Settlement                                                  (778)                   --
     Translation (gain) loss                                                         (69)                  673
  (Increase) decrease in:
     Accounts receivable                                                          14,077                45,707
     Inventories                                                                 (10,975)              (55,190)
     Prepaid expenses                                                              2,762               (37,880)
     Deferred tax (benefit) expense                                              (36,863)                1,370
     Other assets                                                                   (694)                  616
  Increase (decrease) in:
     Accounts payable                                                             11,782               (12,066)
     Accrued expenses and restructuring charges                                   (2,579)               (2,792)
     Deferred revenues and customer advances                                     (34,121)               38,372
                                                                               ---------             ---------
    Net cash (used in) provided by operating activities                          (61,985)               24,495
                                                                               ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment                                        (19,989)              (37,942)
  Minority investment                                                                 --                (9,334)
                                                                               ---------             ---------
    Net cash used in investing activities                                        (19,989)              (47,276)
                                                                               ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock plans:
  Employees' stock purchase plan                                                   1,111                   946
  Exercise of stock options                                                        3,395                 1,124
Advances (payments) of short-term notes payable, net                                (900)                5,275
Proceeds from convertible subordinated notes                                     145,566                    --
Proceeds from lease financing                                                      1,744                    --
Payments of long-term debt                                                        (3,282)               (2,804)
                                                                               ---------             ---------
    Net cash provided by financing activities                                    147,634                 4,541
                                                                               ---------             ---------

Effect of exchange rate changes on cash                                              195                  (550)
                                                                               ---------             ---------

Net increase in cash and equivalents                                              65,855               (18,790)
Cash and equivalents at beginning of period                                      180,109               206,973
                                                                               ---------             ---------

    Cash and equivalents at end of period                                      $ 245,964             $ 188,183
                                                                               =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                                  $   3,875             $     471
     Income taxes                                                              $   1,355             $   3,267

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's functional currency is the U.S. dollar. Accordingly, the Company's foreign subsidiaries translate monetary assets and liabilities at period end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the period. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a gain of $69,000 and a loss of $673,000 for the nine months ended April 30, 2002 and 2001, respectively. The amounts recorded in both periods were principally due to fluctuations in the Japanese yen that are included in the consolidated results of operations.

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

Acceptance: For equipment sales to a new customer, existing products with significant new specifications and/or a new product, revenue is recognized upon customer acceptance.

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

Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Service revenue totaled $8.9 million, or 31.7% of net sales and $10.9 million, or 16.4% of net sales for the three months ended April 30, 2002 and 2001, respectively. For the nine months ended April 30, 2002, service revenue totaled $25.7 million, or 29.0% of net sales, and $27.4 million, or 10.4% of net sales, for the nine months ended April 30, 2001. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

In accordance with guidance provided in SAB 101, we recorded on July 31, 2001 a non-cash charge of $9.6 million (after reduction for income taxes of $4.1 million), or ($0.19) per diluted share, to reflect the cumulative effect of the accounting change as of August 1, 2000.

Prior to fiscal 2001, the revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, relating to certain software development costs, were insignificant.

Income Taxes

In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Realization is dependent on the generation of sufficient taxable income in future years. Management continually evaluates the need for a valuation allowance for deferred tax assets based on the probability of realization determined by expectations for future taxable income and other factors. Although realization is not assured, based on available evidence, management believes it is more likely than not that the full amount of the net deferred tax asset will be realized. However, the amount realizable could be reduced if estimates of future taxable income are reduced. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision.

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

A reconciliation between basic and diluted earnings per share is as follows:

                                                      Three Months Ended    Nine Months Ended
                                                           April 30,            April 30,
                                                      2002        2001      2002      2001
                                                      ----        ----      ----      ----
                                                      (in thousands, except per share data)

    Net income (loss)                              $(12,328)   $  3,792   $(59,561)   $26,103
    Basic EPS
     Basic common shares                             48,825      47,803     48,580     47,676
     Basic EPS                                     $  (0.25)   $   0.08   $  (1.23)   $  0.55

    Diluted EPS
     Basic common shares                             48,825      47,803     48,580     47,676
     Plus: Impact of stock options and warrants          --       2,719         --      2,469
                                                    -------    --------   --------    -------
     Diluted common shares                           48,825      50,522     48,580     50,145
     Diluted EPS                                   $  (0.25)   $   0.08   $  (1.23)   $  0.52

The impact of the stock options was not used in the calculation of April 30, 2002 diluted EPS as the Company was in a net loss position. Options to purchase 203,600 shares and 398,500 shares of common stock on April 30, 2002 and 2001, respectively, were outstanding but not included in the quarter end calculation of diluted net income per share because either the options' exercise price was greater than the average market price of the common shares during the period ended, or the effect of including the options would have been anti-dilutive in effect.

Cash and Equivalents

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements, commercial paper and available for sale investments. In accordance with the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", investments in debt securities are classified as trading, available-for-sale or held-to-maturity. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Held-to-maturity securities are stated at amortized cost with premiums and discounts amortized to interest income over the life of the investment. The Company has no investments that are classified as held-to-maturity.

The fair market value of cash equivalents and short-term investments is substantially equal to the amortized cost, due to the short period of time to maturity, which is less than one year. The Company did recognize other comprehensive income (loss) of $91,000 and $53,000 for the three months ended April 30, 2002 and 2001, respectively, and ($195,000) and $425,000 for the nine months ended April 30, 2002 and 2001, respectively, for unrealized gains (losses) from available for sale securities.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

                                        April 30,          July 31,
                                          2002              2001
                                       ----------------------------
                                              (in thousands)

Raw materials                            $ 28,737         $ 48,602
Work-in-progress                           30,486           33,986
Finished goods                             18,701           14,107
                                         --------         --------

                                         $ 77,924         $ 96,695
                                         ========         ========

Prepaid Expense

Certain amounts in the prepaid expense balance relate to inventory capacity purchases and payments for projects not completed. The completion of these projects along with the receipt of inventory is expected to occur during fiscal 2002 and 2003. As of April 30, 2002, amounts related to payments for projects are refundable.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Property and equipment are summarized as follows:

                                                              April 30,          July 31,        Depreciable
                                                                2002              2001           Life in Years
                                                             ------------------------------------------------------
                                                                       (in thousands)
Machinery and equipment                                        $107,925         $138,278              3-7
Office furniture and equipment                                   61,282           16,036              3-7
Leasehold improvements                                           13,875           13,861     shorter of 10 or term of lease
                                                               --------          -------
                                                                183,082          168,175
Less: Accumulated depreciation and amortization                (109,186)        (101,436)
                                                               ---------        ---------
                                                               $ 73,896         $ 66,739
                                                               ========         ========

Deferred Gain on Leased Equipment

The deferred gain from the sale and leaseback of equipment is recognized ratably over the term of the lease.

Reclassifications

Prior year financial statements have been reclassified to conform to the fiscal 2002 presentation. The reclassifications had no impact on earnings for the prior period.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS 141 "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company does not expect that the adoption of these standards will result in any material impact on financial statements at this time.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company does not expect that the adoption of this standard will result in any material impact on financial statements at this time.

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived asset and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company does not expect the adoption of this standard will result in any material impact on financial statements at this time.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds the following pronouncements: FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also makes Technical Corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions.
SFAS 145 is effective for financial
statements issued for fiscal years beginning after May 15, 2002 with early adoption permitted.

The Company has adopted SFAS 145 in the recording of the settlement of a lawsuit with Ando Electric, Co., Ltd. On May 18, 2001, the Company served Ando with a Demand for Arbitration with claims for breach of contract, breach of fiduciary duty, unfair competition and other claims arising out of Ando's conduct. During February 2002, the Company and Ando entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings with the American Arbitration Association in San Jose, California. Under the terms of this agreement, in lieu of cash, Ando has agreed to forgive $6 million of debt, which is the remaining balance of a $20 million loan from Ando in 1994 scheduled to mature in July 2003. Ando also agreed to the forgiveness of other current obligations totaling approximately $0.9 million and the termination of contractual obligations totaling $1.7 million. In addition, Ando has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. At the end of the transition period, the Company will continue to supply and support former Ando customers in Japan. An accrual of $7.9 million has been recorded for anticipated expenses associated with this transition period.

SFAS 145 provides that gains and losses from the extinguishment of debt be reported in ordinary operations. Accordingly, the Company recorded the gain from the extinguishment of debt, net of the transition expenses, as a reduction in selling general and administrative expenses for the quarter ended April 30, 2002.

3.  SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company's net sales for the nine months ended April 30, 2002 and 2001, along with the long-lived assets at April 30, 2002 and July 31, 2001, are summarized as follows:

                                                Three Months                Nine Months
                                                   Ended                       Ended
                                                  April 30,                   April 30,
                                                  ---------                   ---------
                                                              (in thousands)
                                                              --------------

                                               2002         2001          2002         2001
                                               ----         ----          ----         ----
Sales to unaffiliated customers:
    United States                            $ 10,948     $ 45,484     $ 46,824      $135,403
    Singapore                                   8,912        7,783       20,116        57,885
    Taiwan                                      2,476        4,929        3,879        32,811
    Japan                                       1,754        1,264        6,312        12,428
    All other countries                         3,965        7,161       11,512        25,952
                                             --------     --------     --------      --------

Total sales to unaffiliated customers        $ 28,055     $ 66,621     $ 88,643      $264,479
                                             ========     ========     ========      ========

                                               April 30,            July 31,
                                                 2002                 2001
                                            ------------------------------------
                                                        (in thousands)
Long-lived Assets:
  United States                               $ 53,925              $ 51,131
  Singapore                                      9,481                 6,968
  Taiwan                                         3,833                 2,878
  Japan                                             46                    53
  All other countries                            6,611                 5,709
                                              --------              --------
Total long-lived assets                       $ 73,896              $ 66,739
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. The items in our financial statements requiring significant estimates and judgements are as follows: revenue recognition, inventory reserve, warranty, allowances for doubtful accounts and deferred taxes.

Revenue Recognition

The Company's revenue recognition policy is described in Note 2 of the summary of significant accounting policies. In the future, if acceptance provisions significantly change, the timing of the revenue recognition could be affected.

Inventory Reserve

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of April 30, 2002, our inventory of $77.9 million is stated net of inventory reserves of $57.1 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Warranty

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at April 30, 2002 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial conditions.

An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. We take into consideration any circumstances in which we are aware of a customer's inability to meet its financial obligations, a certain percentage of the accounts receivable balance, which is based on the age of the receivables and our historical experience. If circumstances change, and the financial condition of our customers were adversely effected resulting in their inability to meet their financial obligations to us, we may need to take additional allowances.

Taxes

We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance we have assessed is based upon our estimate of future taxable income covering a time horizon consistent with the historical business cycle of this industry. External market data is considered in this evaluation. The availability of tax planning strategies to utilize our recorded deferred tax assets is also considered. As of April 30, 2002, the deferred tax assets have been reduced by valuation allowances of $8.1 million. If we are able to realize the deferred tax assets in an amount in excess of our reported net amounts, an adjustment to the deferred tax assets would increase earnings in the period such determination was made. Similarly, if we should determine that we may be unable to realize our net deferred tax assets to the extent reported, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net sales.

                                                                                  Percentage of Net Sales
                                                                       Three Months                     Nine Months
                                                                         Ended                              Ended
                                                                        April 30,                        April 30,
                                                                        ---------                        ---------

                                                                   2002             2001              2002             2001
                                                                   ----             ----              ----             ----
Net sales                                                           100.0%           100.0%            100.0%           100.0%

Cost of sales                                                        83.0             56.6              78.8             53.2

Inventory related provision                                           0.0              0.0              47.6              0.0
                                                                    -----            -----            ------            -----

       Gross margin                                                  17.0             43.4             (26.4)            46.8

Engineering and product development expenses                         64.8             26.0              59.6             18.9

Selling, general and administrative expenses                         24.2             12.3              24.1             11.0
                                                                    -----            -----            ------            -----

       Income (loss) from operations                                (72.0)             5.1            (110.1)            16.9

Other income (expense):

       Interest expense                                              (5.5)            (0.4)             (5.8)            (0.4)

       Interest income                                                4.3              3.4               6.4              2.8
                                                                    -----            -----            ------            -----

       Income (loss) before income taxes and cumulative effect
       of change in accounting principle                            (73.2)             8.1            (109.5)            19.3

Provision (benefit) for income taxes                                (29.3)             2.4             (42.3)             5.8
                                                                    -----            -----            ------            -----

Income (loss) before cumulative effect of change
in accounting principle                                             (43.9)             5.7             (67.2)            13.5

Cumulative effect of change in accounting
principle, net of applicable tax                                      0.0              0.0               0.0              3.6
                                                                    -----            -----            ------            -----


Net income (loss)                                                   (43.9)%            5.7%            (67.2)%            9.9%
                                                                    =====            =====            ======            =====

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Risks" below.

Results of Operations

Three Months and Nine Months Ended April 30, 2002 Compared to the Three Months and Nine Months Ended April 30, 2001.

Net sales for the three months ended April 30, 2002 decreased 57.8% to $28.1 million as compared to $66.6 million in the same quarter of the prior year. For the nine months ended April 30, 2002, net sales were $88.6 million as compared to $264.5 million for the same period of the prior year, a decrease of 66.5%. The decrease in revenue is primarily a result of the continuing decline in demand for semiconductors, resulting in reduced demand for semiconductor test equipment. Service revenue accounted for $8.9 million, or 31.7% of net sales, and $10.9 million, or 16.4% of net sales, for the three months ended April 30, 2002 and 2001, respectively, and $25.7 million, or 29.0% of net sales and $27.4 million, or 10.4% of net sales for the nine months ended April 30, 2002 and 2001, respectively. Geographically, sales to customers outside of the United States were 61.0% and 31.7% of net sales in the three months ended April 30, 2002 and 2001, respectively, and 47.2% and 48.8% for the nine months ended April 30, 2002 and 2001, respectively.

During the quarter ended January 31, 2002, we recorded a $42.2 million inventory related provision. Of the $42.2 million, $38.7 million of the provision relates to excess inventory principally due to the sharp decline in semiconductor test system orders. The remaining $3.5 million relates to excess Delta/STE inventory that was previously transferred to our third party reseller of Delta/STE products.

The gross margin was $4.8 million, or 17.0% of net sales in the three months ended April 30, 2002, as compared to $28.9 million, or 43.4% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2002, the gross margin was $(23.4) million, or (26.4)% of net sales, as compared to $123.8 million, or 46.8% for the same period in the prior year. Before the inventory related provision, the gross margin was $18.8 million, or 21.2% of net sales for the nine months ended April 30, 2002. The decrease was primarily the result of a lower level of sales relative to fixed manufacturing costs.

Engineering and product development expenses were $18.2 million, or 64.8% of net sales, in the three months ended April 30, 2002, as compared to $17.3 million, or 26.0% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2002, engineering and product development expenses were $52.8 million, or 59.6% of net sales, as compared to $50.0 million, or 18.9% of net sales for the same period in the prior year. The increase in expenditure is principally a result of a higher level of development expenses and key account support costs related to growth of the Company's Fusion product line.

Selling, general and administrative expenses were $6.8 million, or 24.2% of net sales, in the three months ended April 30, 2002, as compared to $8.2 million, or 12.3% of net sales, in the same quarter of the prior year. Of the $6.8 million for the three months ended April 30, 2002, $0.8 million relates to a one-time benefit from the settlement of a lawsuit with Ando Electric Co., Ltd. During February 2002, the Company and Ando entered into an agreement providing for dismissal, with prejudice, of all claims filed under arbitration proceedings with the American Arbitration Association in San Jose, California. Under the terms of this agreement, in lieu of cash, Ando has agreed to forgive certain loan and other debt and contractual obligations totaling $8.7 million. The Company recorded an accrual of $7.9 million for supplying and supporting of customers formerly supported by Ando. For the nine months ended April 30, 2002, selling, general and administrative expenses were $21.3 million, or 24.1% of net sales, as compared to $29.2 million, or 11.0% of net sales, for the same period in the prior year. The decrease in the selling, general and administrative expenses is related to the reduction in certain variable costs resulting from the decrease in sales and expense reduction initiatives.

Interest expense was $1.5 million and $0.3 million for the three months ended April 30, 2002 and 2001, respectively. For the nine months ended April 30, 2002, interest expense was $5.1 million as compared to $1.0 million for the same period of the prior year. The increase in expense is a result of accruing interest expense for the convertible subordinated notes bearing interest at the rate of 4.25%.

Interest income was $1.2 million and $2.3 million for the three months ended April 30, 2002 and 2001, respectively. For the nine months ended April 30, 2002, interest income was $5.6 million as compared to $7.3 million for the same period of the prior year. Although the Company's cash balance was higher for the quarter ended April 30, 2002 than for the quarter ended April 30, 2001, interest rates declined over the prior year causing interest income to decline.

The Company had a tax benefit of $8.2 million for the three months ended April 30, 2002 as compared to a tax provision of $1.6 million in the same quarter of the prior year. For the nine months ended April 30, 2002, the Company had a tax benefit of $37.5 million as compared to a tax provision of $15.3 million for the same period of the prior year. Realization of the net deferred tax assets is dependent on our ability to generate future taxable income. Management continually evaluates the need for a valuation allowance for deferred tax assets based on the probability of realization determined by expectations for future taxable income and other factors. Although realization is not assured, based on available evidence, management believes that it is more likely than not that the assets will be realized. However, there can be no assurance that we will meet our expectations of future income. The Company's assumed tax rate was 40.0% for the nine months ended April 30, 2002 and its effective tax rate was 30% for the nine months ended April 30, 2001. The effective tax rate in April 30, 2001 differs from the statutory income tax rate primarily due to the generation of tax credits and state taxes.

The cumulative effect of a change in accounting principle was $9.6 million, or 3.6% of net sales for the nine months ended April 30, 2001, and relates to the cumulative effect of a revenue recognition change required by SAB101.

Net loss was $12.3 million, or $0.25 per diluted share, in the three months ended April 30, 2002, as compared with net profit of $3.8 million, or $0.08 per diluted share, in the same quarter in the prior year. The Company had net loss of $59.6 million, or $1.23 per diluted share, in the nine months ended April 30, 2002, as compared to net income of $26.1 million, or $0.52 per diluted share, for the same period in the prior year. Before the inventory related provision, net loss was $34.2 million, or $0.70 per diluted share, in the nine months ended April 30, 2002.

Management believes that the Company's financial results will continue to reflect the slow semiconductor equipment industry conditions for the near term. Until there is a substantial improvement in industry conditions, the sluggish industry conditions will continue to adversely affect the Company's results of operations. The Company's results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure. The Company has taken steps to reduce variable costs and discretionary spending.

Liquidity and Capital Resources

At April 30, 2002, the Company had $246.0 million in cash and equivalents and working capital of $305.2 million, as compared to $180.1 million of cash and equivalents and $260.6 million of working capital at July 31, 2001. The increase in the cash balance is primarily a result of proceeds received from an offering of convertible subordinated notes, which was offset by cash used in operating activities and capital purchases.

Accounts receivable from trade customers decreased by $13.4 million to $12.2 million at April 30, 2002, as compared to $25.6 million at July 31, 2001. The principal reason for the decrease is a result of cash collecting activities along with lower sales.

Inventories decreased by $18.8 million to $77.9 million at April 30, 2002 as compared to $96.7 million at July 31, 2001. The decrease is primarily as a result of an inventory related provision of $42.2 million due to a severe drop in demand for semiconductor test equipment offset by additions to inventory to support current production and next generation product development during the quarter ended January 31, 2002.

Deferred revenues and customer advances decreased by approximately $31 million to $6.5 million at April 30, 2002 as compared to $37.8 million at July 31, 2001. The majority of the decrease is attributed to the ratable recognition of revenue from service contracts over the term of the contract in accordance with the Company's revenue recognition policy, as well as revenue recognition for product delivery against prepaid customer orders. Prepaid expense decreased by $11.8 million to $47.2 million at April 30, 2002 as compared to $59.0 million at July 31, 2001. The decrease is attributed to the receipts of inventory against the prepayments. Inventory related deposits were $39.9 million as of April 30, 2002 and $44.0 million as of July 31, 2001.

Capital expenditures totaled $3.2 million for the three months ended April 30, 2002 as compared to $16.3 million for the three months ended April 30, 2001. The principal reason for the decrease relates to tight cost controls over capital spending due to the Company's current revenue levels.

The deferred tax asset increased by $36.9 million to $70.8 million at April 30, 2002 as compared to $33.9 million at July 31, 2001. The increase is attributed to the recording of certain deferred tax assets, primarily related to benefits of net operating losses. Management continually evaluates the need for a valuation allowance for deferred tax assets based on the probability of realization determined by expectations for future taxable income and other factors. Although realization is not assured, based on available evidence, management believes it is more likely than not that the full amount of the net deferred tax asset will be realized. However, there can be no assurance that we will meet our expectations of future income. During the quarter ended January 31, 2002, the Company reclassified its deferred tax asset from a short-term to a long-term asset on its balance sheet since industry conditions have made it difficult to project short-term realization of this asset. Other assets increased by $1.8 million to $15.8 million at April 30, 2002 as compared to $14.0 million at July 31, 2001. The increase is related to the costs to be amortized associated with the convertible subordinated notes.

The Company has a domestic credit facility of $15.0 million, which is secured by all assets and bears interest at the bank's prime rate. Borrowing availability under this facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at April 30, 2002 were $12.0 million and $12.9 million at July 31, 2001 under this credit facility and the interest rate was 4.75% and 6.75%, respectively. This facility will expire on June 30, 2002. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

The current portion and long-term portion of long-term debt decreased by $7.6 million to $3.7 million at April 30, 2002 as compared to $11.3 million at July 31, 2001. The principal reason for the decrease is due to the settlement of a lawsuit with Ando Electric, Co., Ltd. During February 2002, the Company and Ando entered into an agreement providing for dismissal, with prejudice, of all claims filed under arbitration proceedings with the American Arbitration Association in San Jose, California. Under the terms of this agreement, in lieu of cash, Ando has agreed to forgive $4 million of long term and $2 million of short term debt, which is the remaining balance of a $20 million loan from Ando in 1994 scheduled to mature in July 2003.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. The approximate future minimum lease payments under operating leases for real estate, equipment, operating leases and capital leases at April 30, 2002 are as follows:

                                         Lease Payments (in thousands)
                          2002           $  4,173
                          2003             14,409
                          2004             10,068
                          2005              5,057
                          2006              4.600
                   2007 and thereafter      1,396
                                         --------
                                         $ 39,703
                                         --------

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 84.1% of revenues for the nine months ended in April 30, 2002 and 86.3% in the same nine months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor's test system for testing the manufacturer's new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 47.2% of our revenues for the nine months ended April 30, 2002 and 48.8% of our revenues for the nine months ended April 30, 2001. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

In 1996, we refocused our business strategy on the development of our Fusion product, which is primarily targeted towards addressing the needs of the SOC market. If the SOC market fails to grow as we expect, our ability to sell our Fusion product will be hampered.

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

We have selected Jabil Circuit, Inc. to manufacture our Fusion test systems. We are in the process of negotiating the definitive terms and conditions of this arrangement and upon reaching a final binding agreement, we will transfer all of our assembly, system integration and testing operations to Jabil. If we are unable to finalize the terms of this arrangement, or if, after the execution of a final agreement, Jabil cannot provide us with these products and services in a timely fashion, or at all, whether due to labor shortage, slow down or stoppage, deteriorating financial or business conditions or any other reason, we would not be able, at least temporarily, to sell or ship our Fusion family of products to our customers. We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all.

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

Our stock price is volatile.

In the twelve month period ending on April 30, 2002, our stock price has ranged from a low of $10.36 to a high of $32.15. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $165.7 million as of April 30, 2002 and $24.2 million as of July 31, 2001, and in foreign currency exchange rates. We do not use derivative financial instruments. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at prime. Long term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the nine months ended April 30, 2002, our revenues derived from shipments outside the United States constituted 47.2% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 26.4% of the outstanding accounts receivable balance at April 30, 2002. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial.

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

Borrowing availability under the $15.0 million domestic credit facility is based on a formula of eligible domestic and foreign accounts receivable. Outstanding borrowings at April 30, 2002 were $12.0 million under this credit facility and the interest rate was 4.75%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $120,000 on an annual basis. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank's prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%.

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

         During February, 2002 the Company and Ando Electric Co., Ltd. entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings pending with the American Arbitration Association in San Jose, California. Under the terms of this agreement, Ando has forgiven certain loan and other debt obligations totaling approximately
$7 million and has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. Except for these continuing obligations, the obligations of the parties under the Fusion Agreement and other related agreements have been terminated. In connection with the termination of obligations of the parties under the Fusion Agreement, Ando has also forgiven contractual obligations totaling $1.7 million.

    Item 6.       Exhibits and Reports on Form 8-K

              On April 3, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4 - changes in Registrant's Certifying Accountant that the Board of Directors replaced Arthur Andersen LLP as LTX's independent public accountants and engaged Ernst & Young LLP to serve as LTX's independent public accountants for its fiscal year ending July 31, 2002.

         There were no other reports on Form 8-K filed during the three months ended April 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LTX Corporation

Date: June 14, 2002                   By: /s/ Roger W. Blethen
-------------------                   ------------------------
                                          Roger W. Blethen
                                          Chairman of the Board and
                                          Chief Executive Officer

Date: June 14, 2002                   By: /s/ Mark J. Gallenberger
-------------------                   ----------------------------
                                          Mark J. Gallenberger
                                          Chief Financial Officer and Vice
                                          President
                                          (Principal Financial Officer)