Form 10-K
period 2002-07-31
LTX CORP
filed 2002-10-29
CIK 357020

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000-10761

LTX Corporation
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2594045
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

University Avenue
Westwood, Massachusetts 02090
(781) 461-1000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.05 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant on August 29, 2002 was $403,281,092

Number of shares outstanding of each of the issuer’s classes of Common Stock as of August 29, 2002:

Common Stock, Par Value $0.05 Per Share, 49,300,867 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant’s Proxy Statement in connection with its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. The Compensation Committee Report, Stock Performance Graph and Audit Committee Report of the Registrant’s Proxy Statement are expressly not incorporated herein by reference.

LTX CORPORATION

1

PART I

Item 1.     Business Introduction

LTX Corporation (“LTX” or the “Company”) designs, manufactures, markets and services semiconductor test solutions. Semiconductor designers and manufacturers worldwide, such as Analog Devices, Infineon Technologies, National Semiconductor, Philips Semiconductor, STATS, STMicroelectronics and Texas Instruments, use semiconductor test equipment to test every device at two different stages during the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as 802.11 access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. We provide test systems, global applications consulting, repair services and operational support to over 100 customers in more than 15 countries.

We offer our customers the LTX Fusion® platform, which combines our enVision++ software with either our Fusion HF or Fusion CX configurations. We believe that Fusion is the first of a new class of test systems that can test system-on-a-chip, or SOC, devices in a single test step. With Fusion, we believe we have the leading test system capable of testing a broad range of analog, digital, and mixed signal (a combination of digital and analog) devices, and most importantly, SOC devices, on a single platform.

In late 1996, we changed our strategic focus to develop a solution for the testing needs of the then-emerging SOC market. Building on our twenty-year technological expertise in semiconductor test, we realigned our separate digital and mixed signal research and development organizations to work together to develop and deliver a single test platform incorporating our mixed signal test expertise with our extensive digital test technology and embedded memory test capability. We also restructured our operations and reorganized our management consistent with our new strategic focus. Our Fusion platform is the result of this change in strategy.

Industry Overview

The testing of devices is a critical step during the semiconductor production process. Typically, semiconductor companies test each device at two different stages during the manufacturing process to ensure its functional and electrical performance prior to shipment to the device user. These companies use semiconductor testing equipment to first test a device after it has been fabricated but before it has been packaged to eliminate non-functioning parts. Then, after the functioning devices are packaged, they are tested again to determine if they fully meet performance specifications. Testing is an important step in the manufacturing process because it allows devices to be fabricated at both maximum density and performance—a key to the competitiveness of semiconductor manufacturers. Shown below is a schematic depiction of the major steps in the semiconductor fabrication and test process.

Three primary factors ultimately drive demand for semiconductor test equipment:

•	increases in unit production of semiconductor devices;

•	increases in the complexity and performance level of devices used in electronic products; and

•	the emergence of next generation device technologies, such as SOC.

In recent years, increases in unit production resulted primarily from the proliferation of the personal computer and growth of the telecommunications industry. We expect that future unit production growth will be led by the mobile internet, broadband network access, the increased use of digital signal processing (DSP) devices, and power management applications. These increases in unit production in turn lead to a corresponding increase in the need for test equipment.

Furthermore, demand is increasing worldwide for smaller, more highly integrated electronic products. This has led to ever higher performance and more complex semiconductor devices, which, in turn, results in a corresponding increase in the demand for equally sophisticated test equipment.

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

Designers and manufacturers historically have not been able to use their test floors at peak efficiency because they had to use several separate digital and mixed signal testers to perform all of their required testing. This increases their costs of ownership due to increased training requirements, greater floor space, decreased utilization and slower throughput. Furthermore, manufacturers cannot fully test new SOC designs because their current testing equipment does not include a sufficiently broad range of mixed signal instrumentation. Manufacturers are subject to further increased testing costs if their testing equipment lacks the flexibility and capacity to run parallel tests on multiple devices at one time, or multi-site testing. These problems are exacerbated when volume production of devices increases.

Fusion, the LTX Solution

Our solution is the Fusion test platform. Fusion tests new generations of highly-integrated mixed signal devices, advanced digital devices and, most importantly, SOC devices, which incorporate these technologies. The testing requirements of digital and mixed signal devices are essentially a subset of the testing requirements of SOC devices. The test requirements of all of these semiconductor devices are well within the range of Fusion’s capability. The Fusion single test platform allows our customers to use a single integrated hardware and software system to test all of these devices, rather than the multiple test systems typically required. By using a single testing platform, our customers are able to optimize their asset utilization, thereby increasing their manufacturing flexibility and lowering the overall cost of their testing processes.

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

Multi-site test capability.    Multi-site testing, the parallel testing of more than one device (of the same type) on one testing machine at a given time, lowers the overall cost of testing devices by increasing the throughput of each testing machine. We designed Fusion to make multi-site testing easier for the test designer. Earlier generations of testing equipment required testing engineers to spend significant amounts of time writing specific software programs to run tests in parallel. Our enVision++ software allows testing engineers to expand single-site testing programs into multi-site testing programs with ease. Fusion’s hardware can be configured with a sufficient number of instruments to perform multi-site testing even on highly complex SOC devices. These features allow our customers to take advantage of the increased throughput offered by multi-site testing without sacrificing their ability to introduce new products to market quickly.

A full range of mixed signal instrumentation.    Testing different types of SOC input/output interfaces requires radio frequency (RF), digital signal processing (DSP), power, time measurement, and other instruments. Fusion provides customers with the broad range of mixed signal instrumentation necessary to test these devices to the customer’s desired specifications. Mixed signal test expertise is in short supply in the industry and one of our strengths in SOC testing is the depth of our mixed signal intellectual property, based on our heritage as a pioneer in this field.

Scalable performance.    Semiconductor devices, depending upon their application, require different levels of instrument performance for testing. For example, complex SOC devices require the advanced digital testing performance, including embedded memory testing, found in traditional high-end VLSI testers, whereas consumer-oriented digital and mixed signal devices typically have less stringent digital test requirements. The Fusion single platform offers different levels of test capability at different price points, providing our customers with the ability to match test performance exactly to their needs.

Easy-to-use software for test program development.    Our enVision++ software provides the customer’s test engineer with an expandable library of prepackaged, reusable test program modules and debugging tools, all accessible through an easy-to-use graphical user interface. In most other testers, test engineers can reuse test code only by cutting and pasting lines of program code. enVision++ encapsulates test techniques into software objects that are added to the library for reuse in subsequent test programs. The test engineer can use these software objects when designing new test programs simply by dragging them with a mouse into the program flow. The ease-of-use of our software accelerates our customers’ development process, which allows them to introduce their semiconductor devices to market more rapidly.

The LTX Business Strategy

LTX’s objective is to be the leading supplier of semiconductor test equipment. Key elements of our strategy include:

Extend our technological lead in single platform testing.    We believe that a single test platform solution offers our customers the greatest flexibility in managing the utilization of their test assets, thereby decreasing the cost of test. We intend to continue to focus our resources on a single integrated hardware and software test platform solution by developing options and configurations that will extend Fusion’s reach to address cost-effectively the testing of semiconductor devices across a wider spectrum of performance and complexity requirements. Rather than diluting our resources with a multiple platform strategy, we believe our resources will provide a higher return on investment by focusing on a single test platform for advanced digital, mixed signal, and SOC devices.

Maintain our focus on the SOC test market.    We believe that the fastest growing segment of the semiconductor industry over the next several years will be SOC. We designed our Fusion test platform specifically to provide optimal test capability for this class of devices. Because SOC technology comprises digital, analog and mixed signal technologies, the ability to test all of these elements enables a test system to be used across a wide range of devices. We intend to maintain and enhance our SOC test position by continuing to concentrate our development efforts on advanced functions and options for Fusion.

Concentrate our sales, applications consulting, and service efforts on key accounts.    We recognize that large, diversified semiconductor device manufacturers, commonly referred to as IDMs, large offshore test and assembly companies and certain fabless semiconductor device designers purchase most of the world’s test equipment, and that the level of support we are able to provide to them has a direct impact on future business. We believe that focusing our sales and support resources on these key semiconductor companies is the most efficient way to maximize revenue. Therefore, we have organized our selling, field service, and field applications organizations around these key companies, and located these resources close to their facilities. This has helped us to increase our responsiveness to customers’ needs and develop collaborative relationships that help guide us in developing future applications and system options.

Further improve the flexibility of our business model.    In order to focus our resources on the development of Fusion, improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a more flexible business model. With the completion of the transition of our assembly, system integration and testing operations to Jabil Circuit, substantially all of our manufacturing functions have been outsourced to third parties. We augment our focused internal development resources through our Open Platform Program and through strategic alliances with third party test technology providers such as StepTech, Inc. We engage contract employees to address periods of peak demand. Through our strategic alliances, we have implemented additional international distribution and sub-contracted repair and support functions. We intend to continue to identify and implement programs which enhance our ability to meet customers’ needs while reducing fixed costs.

Fusion Overview

Fusion offers a unique solution for testing the full spectrum of non-memory devices, consisting of SOC, mixed signal, and digital devices. The Fusion test platform provides customers with highly reliable test performance and cost-efficiency in their efforts to accelerate their time-to-market for SOC, mixed signal, and digital devices. The Fusion test platform combines our test station hardware with our enVision++ software and is available in Fusion HF and Fusion CX configurations. These configurations depend primarily on the digital complexity of the device to be tested.

enVision++

Our enVision++ software helps customers design device test programs faster and more efficiently by providing a customer’s test engineer with an expandable library of prepackaged, reusable test program modules and debugging tools, all accessible through an easy-to-use graphical user interface. In most other testers, test engineers can reuse test code only by cutting and pasting lines of program code. enVision++ software circumvents much of this laborious process by encapsulating test techniques into software objects that are added to the library for reuse in subsequent test programs. The test engineer can use these software objects when designing new test programs simply by dragging them with a mouse into the program flow.

Fusion HF

Our Fusion HF is one of the most advanced testers available. Before the advent of Fusion HF, semiconductor manufacturers required several narrowly focused testers, designed to test only digital, only memory, or only mixed signal devices, but not all three. Since the Fusion HF single platform can efficiently test complex devices ranging from mixed signal to digital to SOC, it eliminates the need for mutually exclusive testers. The Fusion HF test system offers the broadest range of leading-edge test capability in a single platform, including advanced mixed signal, high-speed digital, digital signal processing, RF wireless, embedded memory, power, and time measurement. This range of instrumentation on a single platform allows semiconductor manufacturers to optimize their asset utilization, thereby increasing their manufacturing flexibility and lowering the overall cost of their testing processes. Fusion’s modular, open architecture has been designed so that it can keep pace with today’s rapid changes in test technology. As new generations of devices require more advanced test capabilities, customers can easily upgrade their Fusion testers to accommodate these requirements. Our Open Platform Program encourages third party development of instrumentation for Fusion to augment our internal development, thereby increasing flexibility and scalability.

Fusion CX

In November 2001, we introduced the Fusion CX, which was jointly developed under our agreement with StepTech, Inc. The Fusion CX is a high-performance, lower cost Fusion system targeted primarily towards the testing of high-volume mixed signal devices. The mixed signal device technologies tested by Fusion CX are often the precursor to mixed signal technologies that will be incorporated into next generation SOC designs. Because Fusion CX uses the same enVision++ development software as Fusion HF, customers are able to upgrade their test capability to Fusion HF as the complexity of their next generation SOC devices require. The Fusion CX features up to 128 digital pins, mixed signal and RF test instruments, and power management test technology. Typical device types tested on Fusion CX include radio frequency/wireless such as 802.11b and power management.

Service

We consider service to be an important aspect of our business. Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of components manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us, and labor warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell. Service revenue totaled $34.4 million, or 28.3% of net sales, in fiscal 2002, $37.3 million, or 11.3% of net sales, in fiscal 2001, and $32.0 million, or 10.5% of net sales, in fiscal 2000.

We offer a wide range of service contracts, which gives our customers the flexibility to select the maintenance program best suited to their needs. Customers may purchase service contracts which extend maintenance beyond the initial warranty provided. Many customers enter into annual or multiple-year service contracts over the life of the equipment. The pricing of contracts is based upon the level of service provided to the customer and the time period of the service contract. As the installed base of our test systems has grown, service revenues have been increasing on an annual basis. We believe that service revenues should be less affected by the cyclical nature of the semiconductor industry than sales of test equipment. We maintain service centers around the world, both directly and through strategic alliance partners who are located in Singapore, Japan, Korea and California.

Engineering and Product Development

The test equipment market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position will depend upon our ability to successfully enhance the Fusion platform and develop new instrumentation, and to introduce these new products on a timely and cost-effective basis. We devote a significant portion of personnel and financial resources to the continued development of our single platform SOC capabilities, including embedded memory, digital and mixed signal core competencies. We also seek to maintain close relationships with our customers in order to be responsive to their product development and production needs. Our expenditures for engineering and product development were $71.1 million, $66.0 million, and $50.6 million, during fiscal 2002, 2001, and 2000, respectively.

Our engineering strategy is to focus on development of the Fusion single test platform. We also intend to develop our future test systems in an evolutionary manner so that they may be progressively upgraded. Together with our strategic alliances and our Open Platform Program (as described below) this approach preserves our customers’ substantial investments in our pre-existing test systems and programs, and, in general, helps us maintain market acceptance for our test systems. We work closely with our customers to define new product features and to identify emerging applications for our products.

Sales and Distribution

We sell our products primarily through a worldwide sales organization. Our sales organization is structured around key accounts, with a sales force of 26 people. We use a small number of independent sales representatives and distributors in certain other regions of the world.

Our sales to customers outside the United States are primarily denominated in United States dollars. Sales outside North America were 52%, 48%, and 62%, of total sales in fiscal 2002, 2001, and 2000, respectively.

Strategic Alliances

In October 2000 we made an equity investment in, and entered into a development agreement with, StepTech, Inc., an outsource technology provider to a broad range of semiconductor test equipment suppliers. Based in Hopkinton, Massachusetts, StepTech is privately held and specializes in the design and manufacture of cost-effective test instrument solutions targeted towards wireless and mixed-signal semiconductor devices. Under the development agreement, StepTech will provide LTX with test technology to broaden the reach of Fusion’s single platform, scalable architecture into the high volume, commodity semiconductor market. The Fusion CX is the first configuration jointly developed with StepTech. The agreement also grants LTX exclusive rights, for a three-year period, to certain StepTech technologies. In return, StepTech will receive royalties on technology they have developed for the Fusion platform.

In the first quarter of fiscal 2002, we launched our Open Platform Program, which offers third-party test technology companies standardized hardware and open software interfaces to our Fusion hardware and enVision++ operating system. The Open Platform Program was designed to facilitate third party development of instrumentation for our Fusion platform, thereby increasing the flexibility and scalability of Fusion for our customers. Open Platform also furthers our strategic goal of a flexible business model by enabling LTX’s internal Engineering and Product Development team to focus on core enhancements and instrumentation for Fusion without sacrificing the availability of a wide variety of instrumentation demanded by our customers. Current partners in the Open Platform Program include StepTech, LogicVision and GuideTech.

Finally, we have also established additional alliances that we believe will allow us to achieve our strategic goals of maintaining flexibility in our business model and expanding our ability to provide our customers throughout the world with local support. For example, DI Corporation, our partner in Korea, provides local sales and support to the Korean market resulting in improved communications for our customers and better market access for us. A subsidiary of Flextech Holdings, based in Singapore, provides board repair services for our customers, enabling quick repair turnarounds for our Asian customers and allowing us to focus on new product development.

Customers

Our customers include many of the world’s leading semiconductor device manufacturers. In fiscal year 2002, 2001 and 2000, Texas Instruments accounted for 45%, 26% and 19%, and Vitesse Semiconductor Corporation accounted for 11%, 22%, and 11% of net sales, respectively. In fiscal year 2001 and 2000, Philips Semiconductor accounted for 12% and 13% of net sales, respectively. In fiscal year 2001, Infineon Technologies accounted for 11% of net sales. Customers that have ordered Fusion products include the following:

ALi (formerly Acer Labs)	Hitachi	Qlogic
Agere Systems	Infineon Technologies	Samsung
Amkor	Maxim Integrated Devices	SPIL
AMS International	Motorola	STATS
Analog Devices	National Semiconductor	STMicroelectronics
ASAT	NEC	Texas Instruments
ASE	On Semiconductor	UTAC
Carsem	Philips Semiconductor	Vitesse Semiconductor

Because a relatively small number of semiconductor companies purchase most of the world’s semiconductor test equipment and we have concentrated our sales and support efforts on such key customers, we believe that sales to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

Manufacturing and Supply

We have completed the transition of our final assembly, system integration and testing operations to Jabil Circuit. We outsource certain components and subassemblies to contract manufacturers, including Sanmina, who provides us with certain subassemblies. We use standard components and prefabricated parts manufactured to our specifications. These components and subassemblies to produce testers in configurations specified by our customers. Most of the components for our products are available from a number of different suppliers; however, certain components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components currently are available in adequate amounts, we cannot be certain that shortages will not develop in the future. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components, who are sole source suppliers of custom components for our products, although Vitesse has two separate manufacturing facilities capable of manufacturing our custom components. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. We continuously evaluate sources for our custom components. We cannot assure you that such alternative sources will be qualified or available to us.

We are dependent on StepTech, Inc. to supply our Fusion CX. StepTech’s manufacturing facility is located in Hopkinton, Massachusetts.

Our facilities in Westwood, Massachusetts and San Jose, California perform final customer acceptance testing and research and development activities, which include assembly, system integration and testing for prototypes.

Competition

Many other domestic and foreign companies participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver our products on a timely basis. Our principal competitors in the market for test systems are Agilent Technologies, Credence Systems, Schlumberger Limited (NPTest Division), and Teradyne. Most of our major competitors are also suppliers of other types of automatic test equipment and have greater financial and other resources than we do. We expect our competitors to enhance their current products and they may introduce new products with comparable or better price and performance. In addition, new competitors, including semiconductor manufacturers themselves, may offer new technologies, which may in turn reduce the value of our product lines.

Backlog

At July 31, 2002, our backlog of unfilled orders for all products and services was $80 million, compared with $145.6 million at July 31, 2001. Historically, test systems generally ship within twelve months of receipt of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

The semiconductor industry and demand for semiconductor test equipment is highly cyclical. Customer delivery dates and order patterns typically get delayed and become less predictable when the semiconductor industry capacity exceeds demand for a sustained period of time. As part of our periodic review of backlog, we determined that recent business conditions indicate that the industry will continue to be in an excess capacity situation for the foreseeable future, which reduces our ability to rely on historical trends to accurately determine firm delivery dates for items remaining in our backlog. Based on this judgment, on July 31, 2002, we adjusted our backlog by $69 million. Although none of the $69 million reduction in backlog was due to customer cancellations, we believe that the limited visibility in the semiconductor capital equipment industry for a recovery in orders warranted this adjustment.

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

The use of patents to protect hardware and software has increased in the test equipment industry. We have at times been notified of claims that we may be infringing patents issued to others. Although there are no pending actions against us regarding any patents, no assurance can be given that infringement claims by third parties will not negatively impact our business and results of operations. As to any claims asserted against us, we may seek or be required to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, we could decide to resort to litigation to challenge such claims or a third party could resort to litigation to enforce such claims. Such litigation could be expensive and time consuming and could negatively impact our business and results of operations.

Employees

At July 31, 2002, we employed 776 employees and 56 temporary workers. On August 22, 2002, we had a reduction in force due to adverse business conditions, which impacted 83 employees and 11 temporary workers. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We consider relations with our employees to be good.

Environmental Affairs

Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on our capital expenditures, earnings or competitive position.

Item 2.     Properties

All of our facilities are leased. We have achieved worldwide ISO 9001 certification at our facilities. We maintain our headquarters in Westwood, Massachusetts, where corporate administration, sales and customer support, engineering research and development and manufacturing are located in a 167,500 square foot facility under a lease, which expires in 2009. In May 1995, we subleased to a third party for a ten year term a 208,000 square foot facility in Westwood, Massachusetts, which we had leased until 2010. In fiscal year 2002, the Company and its landlord agreed to terminate this lease. We also maintain an additional development facility in a 71,000 square foot building in San Jose, California. Our lease of this facility expires in 2007. We also lease sales and customer support offices at various locations in the United States totaling approximately 40,000 square feet.

Our European headquarters is located in Woking, United Kingdom and our Asian headquarters is located in Singapore. We also maintain sales and support offices at other locations in Europe and in Asia. Office space leased in Asia and Europe totals approximately 113,816 square feet.

We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3.     Legal Proceedings

We have no material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2002.

PART II

Item 5.	Market Value for the Registrant’s Common Stock and Related Security Holder Matters Market Prices for Common Stock

Our common stock is quoted on the Nasdaq National Market under the symbol “LTXX”. The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2002
First Quarter	$23.99	$10.85
Second Quarter	25.03	17.56
Third Quarter	27.41	19.12
Fourth Quarter	22.48	8.40
Fiscal Year Ended July 31, 2001
First Quarter	$26.13	$12.25
Second Quarter	18.38	10.19
Third Quarter	27.25	13.69
Fourth Quarter	31.82	18.55
Fiscal Year Ended July 31, 2000
First Quarter	$16.69	$10.38
Second Quarter	33.13	15.94
Third Quarter	52.25	25.00
Fourth Quarter	48.63	20.63

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. In addition, our credit agreement with a bank contains certain covenants that prohibit us from paying cash dividends.

As of August 29, 2002, we had approximately 1,036 stockholders of record of our common stock.

Item 6.     Selected Consolidated Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2002 are derived from our audited consolidated financial statements.

	Fiscal Years ended July 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data and statistics)
Consolidated Statement of Operations Data:
Net sales	$121,273	$330,030	$305,535	$157,326	$196,227
Cost of sales	96,006	177,034	161,078	93,451	127,837
Inventory related provision	42,200	12,800	—	—	40,718
Engineering and product development expenses	71,102	65,987	50,582	34,828	47,757
Selling, general and administrative expenses	28,337	37,029	38,477	31,517	50,772
Reorganization costs	—	1,200	—	—	6,272

Income (loss) from operations	(116,372)	35,980	55,398	(2,470)	(77,129)
Net interest (expense) income	215	7,894	3,123	(941)	(21)
Gain on liquidation/sale of business units	—	—	—	3,786	—
Provision (benefit) for income taxes	33,723	13,163	(20,214)	—	1,130

Net income (loss) before cumulative effect of change in accounting principle	(149,880)	30,711	78,735	375	(78,280)
Cumulative effect of change in accounting principle, net of applicable tax (a)	—	9,566	—	—	—

Net income (loss)	$(149,880)	$21,145	$78,735	$375	$(78,280)

Net income (loss) per share:
Basic	$(3.08)	$0.44	$1.84	$0.01	$(2.15)
Diluted	$(3.08)	$0.43	$1.70	$0.01	$(2.15)
Weighted-average common shares used in computing net income (loss) per shares:
Basic	48,693	47,782	42,897	35,696	36,401
Diluted	48,693	49,634	46,201	36,958	36,401
Consolidated Balance Sheet Data:
Working capital	$285,418	$260,580	$307,887	$47,915	$33,958
Property and equipment, net	76,171	66,739	38,125	31,942	35,427
Total assets	463,989	483,039	456,504	147,993	141,019
Total debt	168,222	24,177	26,108	27,477	25,476
Stockholders’ equity	225,533	369,269	339,676	58,928	55,950
Other Information (unaudited):
Current ratio	4.27	3.42	3.92	1.71	1.49
Asset turnover	0.26	0.68	0.67	1.06	1.39
Debt as a percentage of total capitalization	42.7%	6.1%	7.1%	31.8%	31.3%
Additions to property and equipment (net)	$26,460	$47,333	$17,850	$9,636	$8,795
Depreciation and amortization	17,025	14,139	10,613	11,291	12,510

(a)
Effective August 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, (“SAB 101”) as amended. The Company has no proforma data for fiscal years prior to 2001 as the amounts are not readily determinable based on the nature of the revenue adjustments required by SAB 101.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. See “Business Risks”.

Overview

We design, manufacture, market and service semiconductor test solutions worldwide to leading companies in the semiconductor industry. Our Fusion semiconductor test equipment can test a broad range of analog, digital, mixed signal (a combination of analog and digital) and system-on-a-chip, or SOC, semiconductor devices, all on a single test platform.

In late 1996, we changed our strategic focus to develop a solution for the testing needs of the then-emerging SOC market. Building on our twenty-year technological expertise in semiconductor test, we realigned our separate digital and mixed signal research and development organizations to work together to develop and deliver a single test platform. We also restructured our operations and reorganized our management consistent with our new strategic focus. Our Fusion platform is the result of this change in strategy.

Industry Conditions and Outlook

We sell capital equipment and services to companies that design, manufacture, assemble or test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. As a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these semiconductor companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Therefore, demand for our semiconductor test equipment is dependent on growth in the semiconductor industry. In particular, three primary characteristics of the semiconductor industry drive the demand for semiconductor test equipment:

•	increases in unit production of semiconductor devices;

•	increases in the complexity of semiconductor devices used in electronic products; and

•	the emergence of next generation device technologies, such as SOC.

Our recent operating results have been negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and to impact us in the latter half of the second quarter of fiscal 2001. The following graph shows the sharp decline in the three-month moving average semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2002, as calculated by SEMI, an industry trade organization:

Despite this sharp decline in business activity for the semiconductor test market, we have continued to invest in the further development and enhancement of our Fusion platform. We believe that our competitive advantage in this industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of the most advanced semiconductor devices in a cost-efficient manner. Therefore, we have continued to invest significant amounts in engineering and product development in an effort to further differentiate the Fusion platform from the product offerings of our competitors. In fiscal 2002, engineering and product development expenses were $71.1 million, or 58.6% of net sales, as compared to $66.0 million, or 20.0% of net sales in fiscal 2001. Although our investment in engineering and product development has increased, we believe that our single-platform product strategy is a more cost-efficient means of focusing product research and development efforts, since we are able to avoid dilution of our development efforts across multiple product platforms.

Additionally, because in the past a high proportion of our costs have been fixed, we have been limited in our ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues during cyclical downturns in the semiconductor industry. In order to continue our strategy of investing in product research and development during a downturn while mitigating the adverse effect on profitability, we have taken steps to transform certain historically fixed costs into variable costs. Over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations to Jabil Circuit, which will further reduce our fixed manufacturing costs. We believe that by transforming product manufacturing costs into variable costs this will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

Finally, we have also undertaken several additional cost reduction measures during this downturn to further mitigate the adverse effect of this cyclical downturn on our profitability. Our total worldwide headcount has been reduced from 840 employees and 79 temporary workers at the end of fiscal 2001 to 776 employees and 56 temporary workers at the end of fiscal 2002. On August 22, 2002, we further reduced our workforce due to adverse business conditions, which impacted 83 employees and 11 temporary workers. A $2.0 million severance charge will be recorded in our quarter ending October 31, 2002. In addition, we have instituted several other cost reduction measures, such as the suspension of 401(k) matching payments, a freeze in salary and wage increases and the strict oversight and reduction in discretionary travel and other overhead expenses. We believe that these reductions in operating costs have reduced our fixed costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

Management believes that the Company’s financial results will continue to reflect the slow semiconductor equipment industry conditions for the near term. Until there is a substantial improvement in industry conditions, the sluggish industry conditions will continue to adversely affect the Company’s results of operations. The Company’s results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure. At the current low levels of business, there is a higher likelihood that these types of changes in our customers’ requirements would adversely effect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

We are also exposed to the risks associated with the current slowdown in the U.S. and global economies. Current and predicted decreases in consumer confidence, corporate profits and capital expenditures, and the lack of visibility regarding whether or when there will be a sustained recovery in the sale of electronic goods and information technology equipment underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows: revenue recognition, inventory reserve, warranty, impairment of long-lived assets, allowances for doubtful accounts and deferred taxes.

Revenue Recognition

The Company’s revenue recognition policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report. We monitor the credit worthiness of our key customers and do not record revenue on sales if collection is not reasonably assured. Most of these conditions are subjective and actual results could vary from the estimated outcome, requiring future revisions to income from operations. In the future, if acceptance provisions significantly change, the timing of the revenue recognition could be affected.

Inventory Reserve

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of July 31, 2002, our inventory of $95.2 million is stated net of inventory reserves of $54.0 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Warranty

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at July 31, 2002 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Impairment of Long-Lived Assets

On an ongoing basis, we review the value and period of amortization or depreciation of long-lived assets. Included in long-lived assets is machinery, equipment, spare parts used for service, office furniture, office equipment and leasehold improvements. During the review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. We then determine whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the fair value of the impaired asset.

Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for potential credit losses based upon assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. In any circumstances in which we are aware of a customer’s inability to meet its financial obligations, we take a certain percentage of the accounts receivable balance as an allowance, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation and our historical experience. If circumstances change, and the financial condition of our customers were adversely effected resulting in their inability to meet their financial obligations to us, we may need to take additional allowances.

Taxes

The Company has deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog and future sales projections. We had previously provided valuation allowances only for future tax benefits resulting from certain foreign losses and various state tax attributes. However, where there are cumulative losses in recent years, SFAS 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position at July 31, 2002 and the increased uncertainty relative to the timing of profitability in future periods, we concluded that it was appropriate and conservative to establish a valuation allowance for our entire net deferred tax assets. The Company established a full valuation allowance for our remaining deferred tax assets and recognized a $78.8 million non-cash charge during fiscal year 2002. As a result, the valuation allowance for deferred tax assets increased from $8.1 million at July 31, 2001, to $101.6 million at July 31, 2002. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

Results of Operations

The following table sets forth for the periods indicated statements of operations data.

	Year Ended July 31,
	2002	2001	2000
	(in thousands, except per share data)
Net sales	$121,273	$330,030	$305,535
Cost of sales	96,006	177,034	161,078
Inventory related provision	42,200	12,800	—

Gross profit (loss)	(16,933)	140,196	144,457
Engineering and product development expenses	71,102	65,987	50,582
Selling, general and administrative expenses	28,337	37,029	38,477
Reorganization costs	—	1,200	—

Income (loss) from operations	(116,372)	35,980	55,398
Interest expense	(6,833)	(1,250)	(2,065)
Interest income	7,048	9,144	5,188

Income (loss) before income taxes	(116,157)	43,874	58,521
Provision (benefit) for income taxes	33,723	13,163	(20,214)

Net income (loss) before cumulative effect of change in accounting principle	(149,880)	30,711	78,735
Cumulative effect of change in accounting principle, net of applicable tax	—	9,566	—

Net income (loss)	$(149,880)	$21,145	$78,735

Net income (loss) per share:
Basic	$(3.08)	$0.44	$1.84
Diluted	$(3.08)	$0.43	$1.70

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of total net sales.

	Percentage of Net Sales Year Ended July 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.2	53.6	52.7
Inventory related provision	34.8	3.9	0.0

Gross profit (loss)	(14.0)	42.5	47.3

Engineering and product development expenses	58.6	20.0	16.6
Selling, general and administrative expenses	23.4	11.2	12.6
Reorganization costs	0.0	0.4	0.0

Income (loss) from operations	(96.0)	10.9	18.1

Interest expense	(5.6)	(0.4)	(0.7)
Interest income	5.8	2.8	1.7

Income (loss) before income taxes	(95.8)	13.3	19.1
Provision (benefit) for income taxes	27.8	4.0	(6.6)

Net income (loss) before cumulative effect of change in accounting principle	(123.6)	9.3	25.7
Cumulative effect of change in accounting principle, net of tax	0.0	2.9	0.0

Net income (loss)	(123.6)	6.4	25.7

Fiscal 2002 Compared to Fiscal 2001.

Net Sales.    Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales were $121.3 million in 2002 and $330.0 million in 2001. The net sales of $330.0 million in 2001 reflected the Company’s adoption of SAB 101. The decrease in sales of $208.7 million was the result of the continuing decline in demand for semiconductors, resulting in substantially reduced demand for semiconductor test equipment. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $34.4 million, or 28.3% of net sales, in fiscal 2002 and $37.3 million, or 11.3% of net sales, in fiscal 2001. Geographically, sales to customers outside the United States were $63.5 million, or 52% of net sales, in fiscal 2002 and $157.7 million, or 48% of net sales, in fiscal 2001.

Cost of Sales.    Cost of sales consists of material, labor, depreciation and associated overhead. Cost of sales decreased by $81.0 million to $96.0 million in fiscal 2002 from $177.0 million in fiscal 2001. As a percentage of net sales, cost of sales was 79.2% of net sales in fiscal 2002 as compared to 53.6% in fiscal 2001. Cost of sales as a percentage of net sales increased year-over-year in fiscal 2002 primarily due to the sharp decline in revenue and difference in product mix, as the fixed cost components of our cost of sales did not decrease commensurate with our decease in net sales.

Inventory Related Provision.    During fiscal year 2002, we recorded a $42.2 million inventory related provision. Of the $42.2 million, $38.7 million of the provision relates to excess inventory principally due to the sharp decline in semiconductor test system orders during the current industry downcycle. The remaining $3.5 million relates to excess Delta/STE legacy product inventory that was previously transferred to our third party reseller of Delta/STE products, for which payment was contingent upon the third party’s ability to sell the inventory. A $12.8 million inventory related provision was charged to operations in fiscal 2001. This provision represented the inventory charge for non-Fusion components and subassemblies, and Delta/STE legacy products.

Engineering and Product Development Expenses.    Engineering and product development expenses were $71.1 million, or 58.6% of net sales, in fiscal 2002 as compared to $66.0 million, or 20.0% of net sales in fiscal

2001. The increase in expenditures is principally a result of a higher level of development expenses to support new product features and emerging applications and is consistent with the Company’s strategy of extending our technological lead in single platform testing during the industry downturn.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $28.3 million or 23.4% of net sales in fiscal 2002 as compared to $37.0 million, or 11.2% of net sales in fiscal 2001. The decrease in selling, general and administrative expenses of $8.7 million for fiscal 2002 was primarily due to the reduction of certain variable costs from reduced sales and other cost reduction measures.

Interest Expense.    Interest expense for fiscal year 2002 was $6.8 million as compared to $1.3 million for fiscal year 2001. The increase in expense is a result of accruing interest expense for the 4.25% Convertible Subordinated Notes.

Interest Income.    Interest income was $7.0 million for fiscal 2002 as compared to $9.1 million for fiscal 2001. Although the Company’s cash balance was higher for the year ended 2002 than for the year ended 2001, interest rates declined sharply during fiscal 2002.

Income Tax.    The Company had a tax provision of $33.7 million or 27.8% of net sales in fiscal year 2002. This provision was the result of providing a full valuation allowance for our deferred tax assets by recognizing a tax provision charge of $78.8 million in fiscal 2002. The Company had previously provided valuation allowances only for certain foreign losses and various state tax attributes. As a result of a review undertaken at July 31, 2002 and our cumulative loss position at that date, management concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The Company recorded a tax provision of $13.1 million in fiscal 2001 in accordance with SFAS 109 discussed in “Critical Accounting Policies and the Use of Estimates— Taxes”.

Cumulative Effect of an Accounting Change, Net of Applicable Tax.    In fiscal year 2001, a $9.6 million or 2.9% of net sales, was recognized relating to the cumulative effect of an accounting change as related to SAB 101.

Fiscal 2001 Compared to Fiscal 2000.

Net Sales.    Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales were $330.0 million in 2001 and $305.5 million in 2000. The net sales of $330.0 million in 2001 reflect the Company’s adoption of SAB 101. The increase in sales of $24.5 million was the result of stronger sales in the first half of fiscal year 2001. During the latter half of the second quarter of fiscal 2001 the semiconductor industry experienced an industry-wide slow down. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $37.3 million, or 11.3% of net sales, in fiscal 2001 and $32.0 million, or 10.5% of net sales, in fiscal 2000. Geographically, sales to customers outside the United States were $157.7 million, or 48% of net sales, in fiscal 2001 and $189.2 million, or 62% of net sales, in fiscal 2000.

Cost of Sales.    Cost of sales consists of material, labor, depreciation and associated overhead. Cost of sales increased by $16.0 million to $177.0 million in fiscal 2001 from $161.1 million in fiscal 2000. As a percentage of net sales, cost of sales was 53.6% of net sales in fiscal 2001 as compared to 52.7% in fiscal 2000. The major reason for the year-to-year 0.9% decline in margin percentage relates to the 33.2% decline in revenue during the latter half of fiscal year 2001 from the first half of the year.

Inventory Related Provision.    A $12.8 million inventory related provision was charged to operations in fiscal 2001. The write down consisted of two categories. The first category was a $9.4 million inventory charge to cost of sales relating to non-Fusion components and subassemblies. Included in the $9.4 million write down was a provision of $2.5 million that related to Delta/STE inventory that was transferred to our third party reseller of Delta/STE products. The provision was established due to lack of demand for Delta/STE legacy products. The $6.9 million of the $9.4 million inventory charge was a write down of non-Fusion components included in LTX inventory that will have no usage over the next twelve to twenty-four months. As a result of the transition of the Company’s manufacturing operations to Jabil Circuit, the Company will have limited capacity over the next twelve to twenty-four months to convert non-Fusion inventory into finished product for resale. In addition, due to the current industry wide slowdown in the semiconductor industry, the Company anticipates a significant reduction in demand for non-Fusion products which may become technologically obsolete by our next generation Fusion products.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $37.0 million or 11.2% of net sales in fiscal 2001 as compared to $38.5 million, or 12.6% of net sales in fiscal 2000. The decrease in the selling, general and administrative expenses of $1.5 million for fiscal 2001 related to the reduction of certain variable costs from the reduced sales in the latter half of the fiscal year.

Interest Expense.    Interest expense for fiscal year 2001 was $1.3 million as compared to $2.1 million for fiscal year 2000. The increase in expense is a result of a decrease in outstanding bank loan balances with our domestic bank.

Interest Income.    Interest income was $9.1 million for fiscal 2001 as compared to $5.2 million for fiscal 2000. The increase in interest income occurred because of the increased earnings resulting from the investment in available for sale securities and the benefit of proceeds from the fiscal 2000 stock offerings for the entire year.

Income Tax.    The Company recorded a tax provision of $13.1 million in fiscal 2001 and a tax benefit of $20.2 million in fiscal 2000. The Company’s effective tax rate was 30% and (34.5%) in fiscal 2001 and fiscal 2000, respectively. The effective tax rate in each period differs from the statutory income tax rate primarily due to the generation of tax credits and change in the valuation allowance.

Cumulative Effect of an Accounting Change, Net of Applicable Tax.    In fiscal year 2001 a $9.6 million or 2.9% of net sales charge was recognized relating to the cumulative effect of an accounting change as related to SAB 101.

Industry Conditions.    Industry conditions weakened significantly during the second half of the fiscal year ending July 31, 2001. Management believes that slow semiconductor equipment industry conditions will continue for the near term. Until there is a substantial improvement in industry conditions, the sluggish industry conditions will continue to adversely affect the Company’s results of operations. The Company’s results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or lower than anticipated margins due to unfavorable product mix. The Company has taken steps to reduce discretionary spending and capital expenditures.

Liquidity and Capital Resources

At July 31, 2002, we had $217.2 million in cash equivalents and short term investments and working capital of $285.4 million as compared to $180.1 million in cash equivalents and short term investments and $260.6 million of working capital at July 31, 2001. The increase in cash equivalents and short term investments was due primarily to the receipt of $145.2 million of net proceeds from an offering of 4.25% Convertible Subordinated Notes, $2.2 million in employee capital contributions relating to our Employee Stock Purchase Plan and $3.5 million from the exercise of stock options. The increase in cash was offset by cash used in operations of $87.7 million and capital expenditures of $26.5 million.

Accounts receivable from trade customers were $19.3 million at July 31, 2002, as compared to $25.6 million at July 31, 2001. The decrease in accounts receivables was the result of cash collecting activities along with lower sales. The reserve for sales returns and doubtful accounts was $3.6 million, or 15.7% of gross accounts receivable on July 31, 2002 and $3.7 million, or 12.6% of gross accounts receivable, on July 31, 2001. The Company has an agreement with its commercial lender that allows the Company to sell certain of its accounts receivable to the lender without recourse. Sales under this agreement totaled $8.1 million for the fiscal year ended July 31, 2002. Accounts receivable from other sources increased $3.4 million to $10.3 million at July 31, 2002, as compared to $6.9 million at July 31, 2001. The increase was attributed to the sale of inventory at cost to our vendors.

Inventory decreased by $1.5 million to $95.2 million at July 31, 2002 as compared to $96.7 million at July 31, 2001. The decrease was primarily as a result of an inventory related provision of $42.2 million due to a severe drop in demand for semiconductor test equipment offset by additions to inventory to support current production and next generation product development during fiscal 2002.

Prepaid expense decreased by $28.3 million to $30.7 million at July 31, 2002, as compared to $59.0 million at July 31, 2001. The decrease was attributed to the receipt of inventory against prepayments. Inventory related deposits were $23.1 million as of July 31, 2002 and $43.9 million as of July 31, 2001.

Capital expenditures totaled $26.5 million in fiscal 2002 as compared to $47.3 million for fiscal year 2001. The principal reason for the $20.8 million decrease in expenditures relates to tight cost controls over capital spending due to the Company’s current revenue levels.

For fiscal year 2002, we received proceeds from capital lease financing of $1.7 million. For fiscal year 2002, we had no operating lease financing transactions. Operating lease payments in fiscal year 2002 for equipment leased in prior years totaled $10.7 million.

Other assets increased by $1.2 million to $15.2 million at July 31, 2002 as compared to $14.0 million at July 31, 2001. The increase is attributed to the costs to be amortized associated with the 4.25% Convertible Subordinated Notes offset by the write off of excess Delta/STE inventory that was previously transferred to our third party reseller of Delta/STE products.

During the quarter ended July 31, 2002, we renegotiated our domestic credit facility with our existing lender. The new facility is comprised of a working capital line of $20.0 million and an equipment financing facility of $5.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The working capital line will be used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions. The equipment financing facility will be used to support the purchase of fixed assets. The facility imposes certain financial and other covenants. Outstanding borrowings at July 31, 2002 were $14.9 million under the working capital credit facility and the interest rate was 4.75%. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under this line at July 31, 2002. We did use this line to support letters of credit, which totaled $2.0 million to a financial institution for leasing equipment and to a foreign vendor for inventory purchases at July 31, 2002.

On August 8, 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, we may redeem any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, we may redeem any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight line method of depreciation, which approximates the effective interest method, over the term of the Notes.

The Company may from time to time seek to retire certain amounts, which may be material, of its outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

On August 22, 2002, we reduced our workforce by 94 employees due to adverse business conditions. A $2.0 million severance charge will be recorded in our quarter ending October 31, 2002. These reductions are expected to reduce operating costs by approximately $5.0 million annually. The Company expects that severance costs will be paid through August 2003.

We anticipate available cash balances and credit facilities will be adequate to fund our currently proposed operating activities for the next twelve months.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS 141 “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is effective for financial statements issued after July 31, 2002. The adoption of SFAS 141 had no impact on the Company’s financial position, results of operations or cash flows. The adoption of SFAS 142 on August 1, 2002 will not result in any material impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company does not expect that the adoption of this standard will result in any material impact on its financial statements at this time.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived asset and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a

Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company does not expect the adoption of this standard will result in any material impact on its financial statements at this time.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement rescinds the following pronouncements: FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 effective August 1, 2001.

SFAS 145 provides that gains and losses from the extinguishment of debt be reported in ordinary operations. Accordingly, the Company recorded the gain from its settlement of litigation with Ando Electric Co., Ltd. (Ando) in February 2002, (see Note 9 to the Consolidated Financial Statements), as a reduction in selling, general and administrative expense for 2002.

In July 2002, FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will result in any material impact on its financial statements at this time.

BUSINESS RISKS

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements, particularly under the heading “Business Risks,” that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statement we make.

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

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. Our revenue and operating results are currently being negatively impacted by a sudden and severe downturn that the semiconductor industry is currently experiencing. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity and accelerated erosion of selling prices. We believe the markets for newer generations of devices, including system-on-a-chip (“SOC”), will also experience similar characteristics. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. In a contraction, we may not be able to reduce our significant fixed costs, such as continued investment in research and development and capital equipment requirements and materials purchases from our suppliers.

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

•
sales of a limited number of test systems account for a substantial portion of our net sales in any particular fiscal quarter, and a small number of transactions could therefore have a significant impact;

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix,
•	the configurations of test systems sold, or
•	the customers to whom we sell these systems;

•	the high selling prices of our test systems (which typically result in a long selling process); and

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,
•	shorter than expected lifecycles of our customers’ semiconductor devices; or
•	uncertain market acceptance of products developed by our customers.

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

We have selected Jabil Circuit, Inc. to manufacture our Fusion HF test systems. If for any reason Jabil cannot provide us with these products and services in a timely fashion, or at all, whether due to labor shortage, slow down or stoppage, deteriorating financial or business conditions or any other reason, we would not be able to sell or ship our Fusion family of products to our customers. We have no written supply agreement with Jabil. We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all. We cannot assure you that this relationship with Jabil will result in a reduction of our fixed expenses.

If we are required for any reason to seek a new manufacturer of our test systems, a new manufacturer of our test systems may not be available and in any event, switching to a new manufacturer would require six months or more and would involve significant expense and disruption of our business. Our test systems are highly sophisticated and complex capital equipment, with many custom components, and require specific technical know-how and expertise. These factors could make it more difficult for us to find a new manufacturer of our test systems if our relationship with Jabil is terminated for any reason.

The market for semiconductor test equipment is highly concentrated, and we have limited opportunities to sell our products.

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract test and assembly companies account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 85.6% of revenues in fiscal year 2002 and 87.4% of revenues in fiscal year 2001. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

We may not be able to deliver custom hardware options and software applications to satisfy specific customer needs in a timely manner.

We must develop and deliver customized hardware and software to meet our customers’ specific test requirements. Our test equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

Our dependence on international sales and non-U.S. suppliers involves significant risk.

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 52% of our revenues for fiscal year 2002 and 48% for fiscal year 2001. In addition, we rely on Non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

•	changes in law or policy resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	political and economic instability in our target international markets;

•	longer payment cycles common in foreign markets;

•	difficulties of staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it harder to protect our technology from appropriation by competitors; and

•	difficulties collecting our accounts receivable because of the distance and different legal rules.

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our principal competitors in the market for semiconductor test equipment are Agilent Technologies, Credence Systems, Schlumberger Limited (NPTest Division), and Teradyne. Most of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our customers make decisions regarding purchases of our test equipment while their devices are still in development. Our test systems are used by our customers to develop, test and manufacture their new devices. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ devices, requiring us to make significant capital investments to develop new test equipment for our customers well before their devices are introduced. If our customers fail to introduce their devices in a timely manner or the market does not accept their devices, we may not recover our capital investment through sales in significant volume. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not generate revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction of products embodying new technologies or features by our competitors. Furthermore, if we were to make announcements of product delays, or if our competitors were to make announcements of new test systems, these announcements could cause our customers to defer or forego purchases of our existing test systems, which would also hurt our business.

Our success depends on attracting and retaining key personnel.

Our success will depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our success will depend on our ability to attract and retain highly qualified managers and technical, engineering, marketing, sales and support personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. Our layoffs in the last industry downturn could make it more difficult for us to hire or retain qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current positions, or by our inability to attract and retain skilled employees.

Our dependence on subcontractors and sole source suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on StepTech, Inc. to manufacture our Fusion CX, as well as other subcontractors to manufacture many of the components and subassemblies for our products, and we rely on sole source suppliers for certain components. We may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including a result of a change in control of, or deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is a lengthy process. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components. Each is a sole source supplier of components manufactured in accordance with our proprietary design and specifications. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. Vitesse Semiconductor is also a Fusion customer.

Economic conditions in Asia may hurt our sales.

The semiconductor industry has been negatively impacted by the slowdown and instability in worldwide economies, including the United States and Asia. We cannot predict if or when these worldwide economics will rebound or whether the semiconductor industry will rebound if and when worldwide economies begin to upturn. The slowdown and instability may continue to worsen, which could have a material adverse impact on our financial position and results of operations.

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

The process of seeking intellectual property protection can be time consuming and expensive. We cannot ensure that:

•	patents will issue from currently pending or future applications;

•	our existing patents or any new patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

•	foreign intellectual property laws will protect our intellectual property rights; or

•	others will not independently develop similar products, duplicate our products or design around our technology.

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

Our stock price is volatile.

In the twelve-month period ending on July 31, 2002, our stock price ranged from a low of $8.05 to a high of $28.22. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

•	quarterly variations in operating results;

•	variances of our quarterly results of operations from securities analyst estimates;

•	changes in financial estimates and recommendations by securities analysts;

•	announcements of technological innovations, new products, or strategic alliances; and

•	news reports relating to trends in our markets.

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

Changes to financial accounting standards may affect our reported results of operations.

We prepare our financial statements to conform with generally accepted accounting principles. Generally accepted accounting principles are subject to interpretations by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to asset impairment, revenue recognition, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, in the first quarter of fiscal 2001, we implemented SAB 101. Adoption of SAB 101 required us to restate our quarterly results for the three fiscal quarters ended July 31, 2001 (see Note 2 of the Notes to the Consolidated Financial Statements in this report for further discussion). In addition, the preparation of our financial statements in accordance with generally accepted accounting principles requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstance surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks last year in the United States and the U.S. retaliation for these attacks and the resulting decline in consumer confidence has had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues and profitability may be adversely impacted.

In addition, any similar future events may disrupt our operations or those of our customers and suppliers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

We have substantially increased our indebtedness.

On August 8, 2001, we completed a private placement of $150 million principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) due 2006 and received net proceeds of $145.2 million. As a result, we have substantially increased our ratio of debt to total capitalization. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

•	make it difficult for us to make payments on our debt and other obligations;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•
require the dedication of a substantial portion of any cash flow from operations to service for indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to changes in, its business and the industries in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resource; and

•	make us more vulnerable in the event of a further downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

We may not be able to satisfy a change in control offer.

The indenture governing the Notes contains provisions that apply to a change in control of LTX. If someone triggers a fundamental change as defined in the indenture, we may be required to offer to purchase the Notes with cash. If we have to make that offer, we cannot be sure that we will have enough funds to pay for all the Notes that the holders could tender.

LTX may not be able to pay its debt and other obligations.

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial position and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the Notes if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we cannot assure that we will have sufficient funds or will be able to arrange for financing to pay the principal amount of the Notes at the maturity.

We may need additional financing, which could be difficult to obtain.

We expect that our existing cash and marketable securities, the proceeds of the Notes offering in August 2001, and the proceeds from the bank financings, will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event, we may need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $168.2 million as of July 31, 2002, and in foreign currency exchange rates. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short term bank debt bears interest at prime. Long term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 2002, our revenues derived from sales outside the United States constituted 52% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 4.5% of the outstanding accounts receivable trade balance at July 31, 2002. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars comprise 5.1% of the outstanding accounts payable balance at July 31, 2002.

Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

The Company accounts for its foreign currency forward contracts in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. At July 31, 2002, the Company held foreign currency forward contracts with notional values totaling approximately $3.6 million, which have maturities prior to December 16, 2002. The aggregate fair value of our forward foreign exchange contracts outstanding at July 31, 2002 was immaterial. The net fair value is computed by subtracting the value of the contracts using the year-end forward rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

Interest Rate Risk

Historically, we have had no material interest rate risk associated with debt used to finance our operations due to limited borrowings. We manage our interest rate exposure using a mix of fixed and floating interest rate debt.

During the quarter ended July 31, 2002, we renegotiated our domestic credit facility with our existing lender. The new facility is comprised of a working capital line of $20.0 million and an equipment financing facility of $5.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The purpose of the working capital line is to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions. The purpose of the equipment financing facility is to support the purchase of fixed assets. This credit facility is secured by all assets and bears interest at the bank’s prime rate. Outstanding borrowings at July 31, 2002 were $14.9 million under the working capital credit facility and the interest rate was 4.75%. Based on this balance, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $149,000 on an annual basis. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. On August 8, 2001, we received $145.2 million from a convertible subordinated note offering. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings. We anticipate the cash flow from operations combined with available cash balance and credit facility enhancements will be adequate to fund our currently proposed operating activities for the next twelve months.

Item 8.     Financial Statements and Supplementary Data

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,
	2002	2001
ASSETS
Current assets:
Cash equivalents	$144,467	$141,096
Short term investments	72,691	39,013
Accounts receivable—trade, net of allowances of $3,579 and $3,659, respectively	19,308	25,649
Accounts receivable—other; net of allowances of $0 and $2,500, respectively	10,269	6,938
Inventories	95,152	96,695
Prepaid expense	30,694	58,975

Total current assets	372,581	368,366

Property and equipment, net	76,171	66,739
Deferred tax asset	—	33,896
Other assets	15,237	14,038

Total assets	$463,989	$483,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$14,870	$12,900
Current portion of long-term debt	2,059	5,293
Accounts payable	25,714	16,577
Deferred revenues and customer advances	5,229	37,840
Deferred gain on leased equipment	10,248	13,906
Accrued restructuring charges	225	1,713
Other accrued expenses	28,818	19,557

Total current liabilities	87,163	107,786

Long-term debt, less current portion.	151,293	5,984

Stockholders’ equity:
Common stock, $0.05 par value:
100,000,000 shares authorized; 51,732,462 and 50,903,326 shares issued; 49,184,962 and 48,355,826 shares outstanding, respectively.	2,599	2,557
Additional paid-in capital	414,829	409,065
Unrealized gain on marketable securities	891	553
Accumulated deficit	(181,025)	(31,145)
Less: Treasury stock (2,547,500 shares), at cost	(11,761)	(11,761)

Total stockholders’ equity	225,533	369,269

Total liabilities and stockholders’ equity	$463,989	$483,039

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Year ended July 31,
	2002	2001	2000
Net sales	$121,273	$330,030	$305,535
Cost of sales	96,006	177,034	161,078
Inventory related provision	42,200	12,800	—

Gross profit (loss)	(16,933)	140,196	144,457

Engineering and product development expenses	71,102	65,987	50,582
Selling, general and administrative expenses	28,337	37,029	38,477
Reorganization costs	—	1,200	—

Income (loss) from operations	(116,372)	35,980	55,398
Other income (expense):
Interest expense	(6,833)	(1,250)	(2,065)
Interest income	7,048	9,144	5,188

Income (loss) before income taxes	(116,157)	43,874	58,521
Provision (benefit) for income taxes	33,723	13,163	(20,214)

Income (loss) before cumulative effect of change in accounting Principle	(149,880)	30,711	78,735
Cumulative effect of change in accounting principle, net of applicable tax	—	9,566	—

Net income (loss)	$(149,880)	$21,145	$78,735

Net income (loss) before cumulative effect of a change in accounting principle, per share:
Basic	$(3.08)	$0.64	$1.84
Diluted	$(3.08)	$0.62	$1.70

Cumulative effect of a change in accounting principle, net of applicable tax, per share:
Basic	—	$(0.20)	—
Diluted	—	$(0.19)	—

Net income (loss) per share:
Basic	$(3.08)	$0.44	$1.84

Diluted	$(3.08)	$0.43	$1.70

Weighted-average common shares used in computing net income (loss) per share:
Basic	48,693	47,782	42,897

Diluted	48,693	49,634	46,201

Comprehensive income:
Net income (loss)	$(149,880)	$21,145	$78,735
Unrealized gain on marketable securities	338	553	—

Comprehensive income (loss)	$(149,542)	$21,698	$78,735

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	For the Three Years Ended July 31, 2002
	Common Stock		Additional Paid-In Capital	Unrealized Gain On Marketable Securities	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 1999	36,185,040	$1,936	$199,778	$—	$(131,025)	$(11,761)	$58,928
Common stock offerings	9,173,270	459	179,091	—	—	—	179,550
Exercise of stock options	1,701,796	85	5,268	—	—	—	5,353
Tax benefit from the exercise of stock options	—	—	8,211	—	—	—	8,211
Conversion of subordinated debentures to common stock	405,984	20	7,178	—	—	—	7,198
Issuance of shares, under employees’ stock purchase plan	117,650	18	1,683	—	—	—	1,701
Net income	—	—	—	—	78,735	—	78,735

Balance at July 31, 2000	47,583,740	2,518	401,209	—	(52,290)	(11,761)	339,676
Exercise of stock options	632,667	32	3,346	—	—	—	3,378
Issuance of shares under employees’ stock purchase plan	139,419	7	2,120	—	—	—	2,127
Tax benefit from the exercise of stock options	—	—	2,390	—	—	—	2,390
Other comprehensive income	—	—	—	553	—	—	553
Net income	—	—	—	—	21,145	—	21,145

Balance at July 31, 2001	48,355,826	2,557	409,065	553	(31,145)	(11,761)	369,269
Exercise of stock options	626,088	32	3,447	—	—	—	3,479
Issuance of shares under employees’ stock purchase plan	203,048	10	2,244	—	—	—	2,254
Unrealized gain on marketable securities	—	—	—	338	—	—	338
Stock based compensation	—	—	73	—	—	—	73
Net loss	—	—	—	—	(149,880)	—	(149,880)

Balance at July 31, 2002	49,184,962	$2,599	$414,829	$891	$(181,025)	$(11,761)	$225,533

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended July 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income (loss)	$(149,880)	$21,145	$78,735
Add (deduct) non-cash items:
Depreciation and amortization	17,025	14,139	10,613
Cumulative effect of a change in accounting principle	—	9,566	—
Deferred tax (benefit) expense	33,896	(567)	(21,200)
Charge for inventory related provision	42,200	12,800	—
Net gain from Ando settlement	(778)	—	—
Translation (gain) loss	15	777	(239)
(Increase) decrease in:
Accounts receivable	2,520	61,743	(36,876)
Inventories	(28,206)	(41,629)	(37,079)
Prepaid expenses	19,282	(48,789)	(4,418)
Other assets	866	743	(1,268)
Increase (decrease) in:
Accounts payable	9,997	(25,994)	5,526
Accrued expenses and restructuring charges	1,673	(2,134)	2,371
Deferred revenues and customer advances	(36,279)	12,606	5,446

Net cash provided by (used in) operating activities	(87,669)	14,406	1,611

Cash Flows from Investing Activities:
Minority investment	—	(9,326)	—
Expenditures for property and equipment	(26,460)	(47,333)	(17,850)
Purchases of marketable securities	(60,241)	(53,978)	—
Proceeds from sale of marketable securities	26,563	14,965	—

Net cash used in investing activities	(60,138)	(95,672)	(17,850)

Cash Flows from Financing Activities:
Proceeds from stock plans:
Employees’ stock purchase plan	2,254	2,127	1,701
Exercise of stock options	3,479	3,378	5,353
Proceeds of equity offerings	—	—	179,550
Advances of short-term notes payable, net	1,970	3,175	3,917
Proceeds from convertible subordinated notes	145,219	—	—
Proceeds from lease financing	1,744	12,496	12,744
Payments of long-term debt	(3,663)	(5,111)	(141)

Net cash provided by financing activities	151,003	16,065	203,124
Effect of exchange rate changes on cash	175	(676)	152

Net increase (decrease) in cash and equivalents	3,371	(65,877)	187,037
Cash and equivalents at beginning of year	141,096	206,973	19,936

Cash and equivalents at end of year	$144,467	$141,096	$206,973

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$3,971	$1,196	$2,556

Income taxes	$1,169	$2,087	$1,359

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

LTX Corporation (“LTX” or the “Company”) designs, manufactures, and markets automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog, and mixed signal (a combination of digital and analog) integrated circuits (“ICs”). The Company’s Fusion product is a single test platform that can be configured to test system-on-a-chip devices, digital VLSI devices including microprocessors and microcontrollers, and analog/mixed signal devices. The Company also sells hardware and software support and maintenance services for its test systems. The semiconductors tested by the Company’s systems are widely used in the computer, communications, automotive and consumer electronics industries. The Company markets its products worldwide to manufacturers of system-on-a-chip, digital, analog and mixed signal ICs. The Company is headquartered, and has development and manufacturing facilities, in Westwood, Massachusetts, a development facility in San Jose, California, and worldwide sales and service facilities to support its customer base.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned domestic subsidiaries and wholly owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Preparation of Financial Statements and Use of Estimates

The accompanying financial statements have been prepared by the Company, and reflect all adjustments, which, in the opinion of management, are necessary for fair statement of the results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a loss of $15,000, a loss of $777,000, and a gain of $239,000 in fiscal 2002, 2001 and 2000, respectively. Transaction gains and losses are included in the consolidated results of operations.

The Company accounts for its foreign currency forward contracts in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relationship. At July 31, 2002, the Company held foreign currency forward contracts with notional values totaling approximately $3.6 million, which have maturities prior to December 16, 2002. The aggregate fair value of our forward foreign exchange contracts outstanding at July 31, 2002 was immaterial. The net fair value is computed by subtracting the value of the contracts using the year-end forward rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

Revenue Recognition

The Company changed its revenue recognition policy effective August 1, 2000, based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from three sources – equipment sales, spare parts and service contracts. SAB 101 has no effect on the Company’s revenue recognition policy for spare parts or service contracts. For equipment sales there are different revenue recognition points under SAB 101, which are described as follows:

Acceptance:    For equipment sales to a new customer, existing products with new specifications and/or a new product, revenue is recognized upon customer acceptance.

Shipment and acceptance:    Equipment sales to existing customers, who have purchased the same equipment with the same customer-specified provisions in the past, are accounted for as multiple-element arrangement sales. If a portion of the payment is linked to product acceptance which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company.

Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Service revenue totaled $34.4 million, or 28.3% of net sales, in fiscal 2002, $37.3 million, or 11.3% of net sales, in fiscal 2001, and $32.0 million, or 10.5% of net sales, in fiscal 2000. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

In accordance with guidance provided in SAB 101, the Company recorded on July 31, 2001 a non-cash charge of $9.6 million (after reduction for income taxes of $4.1 million), or ($0.19) per diluted share, to reflect the cumulative effect of the accounting change as of August 1, 2000.

Prior to fiscal 2001, the revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. The Company has no proforma data for fiscal years 2000 as the amounts are not readily determinable based on the nature of the revenue adjustments required by SAB 101. The Company’s quarterly fiscal 2001 results have been restated in Note 11. Revenue related to maintenance and service contracts was recognized ratably over the duration of the contracts.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the SFAS 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed”, relating to certain software development costs, were insignificant.

Income Taxes

In accordance with SFAS 109, “Accounting for Income Taxes,” the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement bases

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the tax bases of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision.

Accounting for Stock-Based Compensation

The Company has elected to account for its stock-based compensation plans following Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations rather than the alternative fair value accounting provided under SFAS 123, “Accounting for Stock-Based Compensation.”

Accounting for Impairment of Long-Lived Assets

In accordance with SFAS 121, “Accounting for Impairment of Long-Lived Assets,” the Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. Included in the long-lived assets is machinery, equipment, spare parts used for service, office furniture, office equipment and leasehold improvements. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the fair value of the impaired asset.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over a specified period of time at no cost to its customers. The Company establishes warranty reserves at levels that represent an estimate of the cost that will be incurred to fulfill those warranty requirements at the time that revenue is recognized.

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on the Company’s short term investments.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between basic and diluted earnings per share is as follows:

	Fiscal Year Ended July 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income (loss)	$(149,880)	$21,145	$78,735
Basic EPS
Basic common shares	48,693	47,782	42,897
Basic EPS	$(3.08)	$0.44	$1.84
Diluted EPS
Basic common shares	48,693	47,782	42,897
Plus: impact of stock options and warrants	—	1,852	3,304

Diluted common shares	48,693	49,634	46,201
Diluted EPS	$(3.08)	$0.43	$1.70

Options to purchase 753,550, 498,125, and 30,125 shares of common stock were outstanding during the years ended July 31, 2002, 2001, and 2000, respectively, but were not included in the year to date calculation of diluted shares because either the options’ exercise price was greater than the average market price of the common shares during those periods, or the effect of including the options would have been anti-dilutive.

Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements, commercial paper. Short term investments consist primarily of debt securities that are classified as available-for-sale in accordance with the SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.

At July 31, 2002, cash balances of approximately $2.0 million were restricted from withdrawal. These funds served as collateral supporting letters of credit issued to a financial institution for leasing equipment and to a foreign vendor for inventory purchases.

Fair Value of Financial Instruments

SFAS 107, “Disclosures About Fair Value of Financial Instruments”, requires that disclosure be made of estimates of the fair value of financial instruments. The carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. In accordance with SFAS 115 short term investments are carried at fair value. The fair value of the Company’s notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At July 31, 2002 and 2001, the carrying value of $14,870,000 and $12,900,000, respectively, for short-term bank debt and $3,352,000 and $11,277,000, respectively, for long-term debt, including current portion, approximates fair value.

As of July 31, 2002, the estimated fair value of the Company’s convertible subordinated notes was approximately $106.7 million compared to the carrying value of $150.0 million. The estimated fair value of the convertible subordinated notes is based on the quoted market price of the notes on July 31, 2002.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Revenue from four customers accounted for 64%, 71%, and 49% of total revenues in fiscal 2002, 2001, and 2000, respectively. Accounts receivable from these customers amounted to approximately $10.7 million and $6.8 million at July 31, 2002 and 2001, respectively. Sales to customers outside the United States were $63.5 million, or 52% of net sales, in fiscal 2002, $157.7 million, or 48% of net sales, in fiscal 2001 and $189.2 million, or 62% of net sales, in fiscal 2000.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, short-term investments and accounts receivable. All of the Company’s cash equivalents and short-term investments are maintained by major financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company will obtain a letter of credit on sales to certain foreign customers. Write-offs related to accounts receivable have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consist of the following:

	As of July 31,
	2002	2001
	(in thousands)
Raw materials	$41,710	$48,602
Work-in-process	30,495	33,986
Finished goods	22,947	14,107

	$95,152	$96,695

The Company is dependent on two semiconductor device manufacturers who are sole source suppliers of custom components for the Company’s products.

Prepaid Expense

Certain amounts in the prepaid expense balance relate to inventory capacity purchases and payments for projects not completed. The amount of prepaid expense that relates to cash deposits with suppliers against inventory commitments totaled $23.1 million as of July 31, 2002 and $43.9 million as of July 31, 2001. The inventory against these deposits will be delivered to the Company during fiscal 2003. There are no other cash commitments to prepay inventory purchases as of July 31, 2002. The completion of prepaid projects is expected to occur during fiscal 2003. As of July 31, 2002 amounts related to payments for projects are refundable.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Machinery, equipment and internal manufactured systems include spare parts used for service and LTX test systems used for testing components, engineering and applications development. Internally manufactured equipment is recorded at cost and depreciated over 3 to 7 years. Repairs

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	As of July 31,		Depreciable Life in Years
	2002	2001
	(in thousands)
Machinery, equipment and internal manufactured systems	$165,519	$138,278	3-7
Office furniture and equipment	8,278	16,036	3-7
Leasehold improvements	13,880	13,861	10 or term of lease

	187,677	168,175
Less: Accumulated depreciation and amortization	(111,506)	(101,436)

	$76,171	$66,739

At July 31, 2002 and 2001, included in machinery and equipment is equipment acquired under capital leases of $5.1 million and $3.0 million, respectively. Accumulated depreciation related to those assets of $277.0 and $0 at July 31, 2002 and 2001, respectively.

Deferred Gain on Leased Equipment

The deferred gain from the sale and leaseback of equipment is recognized ratably over the term of the lease.

Reclassifications

Prior year financial statements have been reclassified to conform to the 2002 presentation. The reclassification had no impact on earnings for the prior periods.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS 141 “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is effective for financial statements issued after July 31, 2002. The adoption of SFAS 141 had no impact on the Company’s financial position, results of operations or cash flows. The adoption of SFAS 142 on August 1, 2002 will not result in any material impact on the Company’s financial statements.

In July 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company does not expect that the adoption of this standard will result in any material impact on its financial statements at this time.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company does not expect the adoption of this standard will result in any material impact on its financial statements at this time.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement rescinds the following pronouncements: FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also makes technical corrections to other existing authoritative pronouncements to clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 effective August 1, 2001.

SFAS 145 provides that gains and losses from the extinguishment of debt be reported in ordinary operations. Accordingly, the Company recorded the gain from its settlement of litigation with Ando Electric Co., Ltd. (Ando) in February 2002, as a reduction in selling, general and administrative expense (see Note 9).

In July 2002, FASB issued SFAS 146, “Accounting for Cost Associated with Exit or Disposal Activities”. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will result in any material impact on its financial statements at this time.

3.    NOTES PAYABLE

During the quarter ended July 31, 2002, the Company renegotiated its domestic credit facility with its existing lender. The new facility is comprised of a working capital line of $20.0 million and an equipment financing facility of $5.0 million, which is secured by all assets of the Company and bears interest at the bank’s prime rate. The working capital line will be used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions. The equipment financing facility will be used to support the purchase of fixed assets. The facility imposes certain financial and other covenants. Outstanding borrowings at July 31, 2002 and 2001 were $14.9 million and $12.9 million, respectively, under the working capital credit facility. The interest rate was 4.75% and 6.75% for July 31, 2002 and 2001, respectively.

A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This facility is secured by cash and bears interest (at the Company’s option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under the facility at July 31, 2002 or 2001. This line supported letters of credit which totaled $2.0 million to a financial institution for leasing equipment and to a foreign vendor for inventory purchases.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    LONG-TERM DEBT

Long-term debt consists of the following:

	As of July 31,
	2002	2001
	(in thousands)
Convertible subordinated notes	$150,000	$8,000
Lease purchase obligations at various interest rates, net of deferred interest	3,352	3,277

	153,352	11,277
Less: current portion	(2,059)	(5,293)

	$151,293	$5,984

The convertible subordinated note payable as of July 31, 2001 bore interest at 5.5% and required semiannual principle and interest payments of $2.0 million. In February, 2002, the Company and the note holder (Ando) entered into an agreement providing for the dismissal, with prejudice, of all claims filed under an arbitration proceeding with the American Arbitration Association in San Jose, California. Under the terms of this agreement, in lieu of cash, Ando agreed to forgive $6 million of debt, which was the remaining balance of the note (see Note 9).

On August 8, 2001, the Company received net proceeds of $145.2 million from a private placement of $150 million par, 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, the Company may redeem any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, the Company may redeem any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight line method of depreciation, which approximates the effective interest method, over the term of the Notes. At July 31, 2002, the Company has reserved 5,165,289 shares of common stock for issuance relating to the Notes.

Lease purchase obligations of $3,352,000 and $3,277,000 at July 31, 2002 and July 31, 2001 represent capital leases of equipment.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    INCOME TAXES

The components of the provision (benefit) for income taxes consist of the following:

	Year ended July 31,
	2002	2001	2000
	(in thousands)
Currently payable:
Federal	$—	$6,727	$986
State	178	176	—
Foreign	(698)	1,361	—

Total current	(520)	8,264	986

Deferred:
Federal	30,006	4,400	(18,853)
State	4,237	499	(2,347)
Foreign	—	—	—

Total deferred	34,243	4,899	(21,200)

Total tax provision (benefit)	$33,723	$13,163	$(20,214)

Reconciliations of the U.S. federal statutory rate to the Company’s effective tax rate are as follows:

	Year ended July 31,
	2002	2001	2000
U.S. Federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of Federal income tax effect	(1.3)	3.3	5.0
Change in valuation allowance	67.9	(2.3)	(65.4)
Tax credits	(2.4)	(4.0)	(5.1)
Extraterritorial income exclusion	(0.2)	(2.0)	0.0
Other, net	(0.0)	0.0	(4.0)

Effective tax rate	29.0%	30.0%	(34.5)%

The temporary differences and carryforwards that created the deferred tax assets and (liabilities) as of July 31, 2002, and 2001 are as follows:

	As of July 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$52,024	$13,810
Tax credits	16,077	13,287
Inventory valuation reserves	21,588	4,475
Restructuring charges	90	5,805
Deferred revenue	5,190	8,620
Other	6,583	3,796

Total deferred tax assets, net	101,552	49,793
Valuation allowance	(101,552)	(15,897)

Net deferred tax assets	$—	$33,896

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compliance with SFAS 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be recognized in future periods. Because of the cumulative loss position of the Company at July 31, 2002 and the uncertainty of the timing of profitability in future periods, the Company increased its valuation allowance to 100% in the fourth quarter of fiscal 2002.

As of July 31, 2002, the Company has federal net operating loss carryforwards of $127,969,000, which expire in 2019 to 2022, and tax credit carryforwards of $16,077,000 which expire from 2004 to 2022. These net operating loss carryforwards include deductions of approximately $23,155,000 related to certain stock option exercises. The tax benefit from the net operating loss carryforwards related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized. State tax credits and carryforwards of $6,994,000 at July 31, 2002 expire from 2003 to 2017.

6.    STOCKHOLDERS’ EQUITY

Rights Agreement

The Company has a Rights Agreement whereby each common stock shareholder has one common share purchase right for each share of common stock held. The rights will become exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer that would result in ownership of 15% or more of the common stock. Initially, each right will entitle a stockholder to buy one share of common stock of the Company at a purchase price of $45.00 per share, subject to significant adjustment depending on the occurrence thereafter of certain events. Before any person or group has acquired 15% or more of the common stock of the Company, the rights are redeemable by the Board of Directors at $0.001 per right. The rights expire on April 30, 2009 unless redeemed by the Company prior to that date.

7.    EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company has three stock option plans: the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”) and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”). The 2001 Plan, 1999 Plan, and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2001 Plan and 1999 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under the plans are exercisable over vesting periods, which typically have been three to four years from the date of grant. The Company has reserved 6,875,000 shares of common stock for issuance under the stock option plans. At July 31, 2002, 1,452,500 shares were subject to future grant under the 2001 Plan, 284,100 shares were subject to future grant under the 1999 Plan and 11,432 shares were subject to future grant under the U.K. Plan.

Compensation Expense

SFAS 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. As permitted by SFAS 123, the Company has elected to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25. Had compensation costs for awards in fiscal 2002, 2001, and 2000 under the Company’s stock-based compensation plans been determined based on the fair

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value at the grant dates consistent with the method set forth under SFAS 123, the effect on the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Year ended July 31,
	2002	2001	2000
	(in thousands except per share)
Net income (loss):
As reported	$(149,880)	$21,145	$78,735
Pro forma	(167,161)	11,482	73,915

Net income (loss) per share:
Basic
As reported	(3.08)	0.44	1.84
Pro forma	(3.43)	0.24	1.72
Diluted
As reported	(3.08)	0.43	1.70
Pro forma	(3.43)	0.23	1.60

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Year ended July 31,
	2002		2001		2000
Volatility	86%		91%		86%
Dividend yield	0%		0%		0%
Risk-free interest rate	4.75%		4.65%		6.15%
Expected life of options	8.65	years	5.77	years	4.82	years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Activity

	2002		2001		2000
	Number of Shares	WeightedAverage ExercisePrice	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	5,708,135	$11.01	3,825,080	$7.01	5,295,555	$4.74
Granted	2,012,750	12.63	2,681,000	14.69	300,900	24.58
Exercised	(626,088)	5.56	(632,667)	5.35	(1,701,796)	3.16
Forfeited	(537,055)	14.12	(165,278)	11.75	(69,579)	4.93

Options outstanding, end of year	6,557,742	12.00	5,708,135	11.01	3,825,080	7.01

Options exercisable	2,670,353	9.21	1,697,382	6.48	1,455,023	4.90

Options available for grant	1,748,032		1,030,926		1,338,087

Weighted average fair value of options granted during year		$10.54		$11.20		$17.33

As of July 31, 2002, the status of the Company’s outstanding and exercisable options is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
0.00—4.63	746,451	5.5	3.02	685,201	2.93
4.64—9.25	1,242,338	6.1	7.81	1,242,338	7.81
9.26—13.88	3,031,850	8.6	12.22	373,836	13.20
13.89—18.50	1,041,703	8.0	15.55	249,753	15.82
18.51—23.13	295,500	8.3	21.23	40,000	21.19
23.14—27.75	48,000	9.0	26.05	—	—
27.76—32.38	16,500	5.2	28.34	4,125	28.34
32.39—37.00	38,200	7.3	33.63	21,550	33.63
37.01—41.63	37,500	7.6	37.75	20,625	37.75
41.64—46.25	59,700	7.6	46.25	32,925	46.25

	6,557,742	7.6	12.00	2,670,353	9.21

Employees’ Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The Purchase Plan limits the number of shares that can be issued over the term of the plan to 3,000,000 shares. At July 31, 2002, 828,853 shares were available for future issuance under this Purchase Plan.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed semi-annually to all employees. Under the Profit Sharing Bonus Plan, the Company distributed to all

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible employees approximately $0, $3,019,000, and $3,227,000, for fiscal years 2002, 2001, and 2000, respectively.

The Company has a 401(k) Growth and Investment Program (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 15% of their annual compensation. The Company matches employees’ voluntary contributions, up to certain prescribed limits. Company contributions vest at a rate of 20% per year. The Company suspended the match as of June of fiscal year 2001. The total charge to expense under this plan was approximately $0, $2,057,000, and $1,780,000, for fiscal 2002, 2001, and 2000, respectively.

8.    INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

In fiscal year 2002, sales to two customers accounted for 45% and 11% of net sales, respectively. In fiscal year 2001, sales to three customers accounted for 26%, 22% and 12% of net sales, respectively. In fiscal year 2000, sales to three customers accounted for 19%, 13% and 11% of net sales, respectively. Sales to the top ten customers were 86%, 87% and 74%, of net sales in fiscal 2002, 2001, and 2000, respectively.

Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $34.4 million, or 28.3% of net sales, in fiscal 2002, $37.3 million, or 11.3% of net sales, in fiscal 2001, and $32.0 million, or 10.5% of net sales, in fiscal 2000.

The Company’s operations by geographic segment for the three years ended July 31, 2002 are summarized as follows:

	Year ended July 31,
	2002	2001	2000
	(in thousands)
Sales to unaffiliated customers:
United States	$57,757	$172,285	$116,375
Taiwan	7,066	33,438	55,620
Japan	11,519	12,964	8,030
Singapore	30,560	65,927	67,545
All other countries	14,371	45,416	57,965

Total sales to unaffiliated customers	$121,273	$330,030	$305,535

Long-lived assets:
United States	$52,658	$51,131	$30,847
Taiwan	3,954	2,878	915
Japan	41	53	53
Singapore	12,540	6,968	3,290
All other countries	6,978	5,709	3,048

Total long-lived assets	$76,171	$66,739	$31,942

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    COMMITMENTS AND LEGAL MATTERS

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments net of sublease proceeds under noncancelable leases at July 31, 2002, are as follows:

Year ended July 31,	Real Estate	Equipment	Total Operating Leases	Total Capital Leases
	(in thousands)
2003.	$4,283	$9,207	$13,490	$2,194
2004.	3,995	5,942	9,937	1,297
2005.	3,756	2,799	6,555	109
2006	3,628	2,443	6,071	—
2007	2,788	19	2,807	—
Thereafter	394	—	394	—

Total minimum lease payments	$18,844	$20,410	$39,254	3,600

Less: amount representing interest				248

Present value of total capital leases				$3,352

Total rental expense for fiscal 2002, 2001, and 2000 was $15,468,871, $12,666,722, and $8,879,000, respectively.

The Company has an agreement with a bank to sell certain of its trade receivables without recourse. During fiscal year 2002, approximately $8.1 million of receivables were sold under this arrangement. The total amount available under the facility at July 31, 2002 was $10.2 million.

The Company had various commercial relationships with Ando Electric Co., Ltd. (Ando), a Japanese test equipment manufacturer, since 1993 when Ando was a subsidiary of NEC. In 1994, Ando loaned the Company $20 million, of which $6 million remained outstanding as of January 31, 2002. This indebtedness was scheduled to mature in July 2003. In 1998, the Company entered into a six year development, manufacturing and marketing agreement with Ando (the “Fusion Agreement”) pursuant to which the Company granted Ando exclusive rights to manufacture and sell Fusion in Japan, but retained exclusive rights to manufacture and sell Fusion to certain customers in Japan and to manufacture and sell Fusion outside of Japan. The Company also granted Ando a license to develop Fusion improvements for certain specific purposes, and, subject to certain conditions, a license to use, manufacture and sell these improvements in Japan. The Company was granted rights to use, improve and modify these Ando improvements outside Japan. Ando is required to pay quarterly royalties on sales of Fusion in Japan.

In fiscal 2002, Yokogawa Electric Corporation, a Japanese manufacturer of semiconductor test equipment, announced the acquisition of most of NEC’s interest in Ando. On May 18, 2001, the Company served Ando with a Demand for Arbitration pursuant to the Fusion Agreement. The Company asserted claims for breach of contract, breach of fiduciary duty, unfair competition and other claims arising out of Ando’s conduct. Ando filed an answer and counterclaims to the Company’s demand for arbitration.

In fiscal 2002, the Company and Ando Electric Co., Ltd. entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings pending with the American Arbitration Association in San Jose, California. Under the terms of this agreement, Ando has forgiven certain

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan and other debt obligations totaling approximately $7 million and has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. Except for these continuing obligations, the obligations of the parties under the Fusion Agreement and other related agreements have been terminated. In connection with the termination of obligations of the parties under the Fusion Agreement, Ando has also forgiven contractual obligations totaling $1.7 million. At the end of the transition period, the Company will continue to supply and support former Ando customers in Japan. An accrual of $7.9 million was recorded for anticipated expenses associated with this transition period.

10.    RESTRUCTURING AND INVENTORY CHARGES

During the fiscal year 2002, the Company recorded a $42.2 million inventory related provision. Of the $42.2 million, $38.7 million of the provision relates to excess inventory principally due to sharp decline in semiconductor test system orders. The remaining $3.5 million relates to excess inventory previously transferred to a third party reseller.

In fiscal 2001, the Company selected Jabil Circuit, Inc. to build its Fusion test systems. The manufacturing transition plan was implemented over the next 12 months and resulted in approximately a 15 percent reduction in permanent LTX employee headcount. In connection with this transition plan the Company recorded a $12.8 million inventory related provision and $1.2 million of reorganization costs in the fourth quarter of fiscal 2001.

The $12.8 million inventory related provision consisted of two categories. The first category was a $9.4 million inventory charge to cost of sales relating to non-Fusion components and subassemblies. Included in the $9.4 million write down was a provision for $2.5 million that related to Delta/STE inventory that was transferred to the Company’s third party reseller of Delta/STE products. The provision was established due to lack of demand for Delta/STE legacy products. The remaining $6.9 million of the $9.4 million inventory charge was a write down of non-Fusion components included in LTX inventory that was anticipated to have no usage over the following twenty-four months. As a result of the transition of the Company’s manufacturing operations to Jabil Circuit, the Company has limited capacity to convert non-Fusion inventory into finished product for resale. In addition, due to the semiconductor industry slowdown, the Company anticipated significant reduction in demand for non-Fusion products, which may become technologically obsolete by the Company’s next generation Fusion products.

The second category was a $3.4 million charge, which represented a write down of Fusion product printed circuit boards. These boards required substantial reworking to make them usable in active production with Jabil Circuit. The Company had limited internal operations and capability to rework these boards during the transition.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $1.2 million of reorganization costs represented employee separation costs which were accrued at July 31, 2001. The workforce reduction impacted 123 employees, of which 117 were in Production & Engineering and 6 were in administration. All amounts were paid in fiscal 2002.

Restructuring Cost
($000’s)

Charges: (See Note)	From the Pre-Fiscal 1996 Plan	From the Fiscal 2001 Plan
Employee separation cost	$1,900	$1,200
Termination of leases and other contractual obligations	12,500	—

Total	$14,400	$1,200

Restructuring Cost
($000’s)

Charges: (See Note)	From the Pre-Fiscal 1996 Plan	From the Fiscal 2001 Plan
Accrual balance at July 31, 2000	513	—
Restructuring reserve	—	1,200

Accrual balance at July 31, 2001	513	1,200
Cash charges	225	1,200

Accrual balance at July 31, 2002	228	—

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    QUARTERLY RESULTS OF OPERATIONS (unaudited)

	Year Ended July 31, 2002
	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share data)
Net sales	$33,003	$27,585	$28,055	$32,630
Gross profit	9,613	(37,757)	4,757	6,454
Net income (loss)	(9,397)	(37,840)	(12,328)	(90,315)
Net income (loss) per share:
Basic	(0.19)	(0.78)	(0.25)	(1.84)
Diluted	(0.19)	(0.78)	(0.25)	(1.84)

	Year Ended July 31, 2001
	First Quarter	Second Quarter(1)	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share data)
Net sales as previously reported	$101,647	$104,662	$65,596	$65,551
Effect of change in accounting principle	(3,677)	(4,774)	1,025	—

As restated in first three quarters and reported in fourth quarter	$97,970	$99,888	$66,621	$65,551

Gross profit as previously reported	$49,090	$50,520	$28,072	$16,435
Effect of change in accounting principle	(2,188)	(2,591)	858	—

As restated in first three quarters and reported in fourth quarter	$46,902	$47,929	$28,930	$16,435
Net income/(loss) as previously reported	$17,360	$17,861	$3,191	$(4,958)
Effect of change in accounting principle	(1,530)	(1,814)	601	—
Cumulative effect of change in accounting principle	(9,566)	—	—	—

As restated in first three quarters and reported in fourth quarter	$6,264	$16,047	$3,792	$(4,958)
Net income/(loss) per basic share
Earnings per share before cumulative effect of change in accounting principle as previously reported	$0.36	$0.38	$0.07	$(0.10)
Effect of change in accounting principle	(0.03)	(0.04)	0.01	—
As restated in first three quarters and reported in fourth quarter	0.33	0.34	0.08	(0.10)
Cumulative effect of change in accounting principle	(0.20)	—	—	—

Earnings after cumulative effect of change in accounting principle	$0.13	$0.34	$0.08	$(0.10)
Net income/(loss) per diluted share
Earnings per share before cumulative effect of change in accounting principle as previously reported	$0.35	$0.36	$0.06	$(0.10)
Effect of change in accounting principle	(0.04)	(0.04)	0.01	—
As restated in first three quarters and reported in fourth quarter	0.31	0.32	0.07	(0.10)
Cumulative effect of change in accounting principle	(0.19)	—	—	—

Earnings after cumulative effect of change in accounting principle	$0.12	$0.32	$0.07	$(0.10)

(1)	Includes a provision for excess and obsolete inventory of $42.2 million.

(2)	Includes a tax provision of $78.8 million related to an increase in the valuation allowance for deferred tax assets.

12.    SUBSEQUENT EVENT

On August 22, 2002, the Company reduced its workforce by 94 employees. A $2.0 million severance charge will be recorded in the Company’s quarter ending October 31, 2002.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LTX Corporation:

We have audited the accompanying consolidated balance sheet of LTX Corporation as of July 31, 2002, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended July 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of LTX Corporation for the years ended July 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated August 27, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in the Company’s method of accounting for revenue recognition on certain product shipments through the adoption of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” discussed in Notes 2 and 11 to these financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of LTX Corporation at July 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended July 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Boston, Massachusetts
August 26, 2002

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 3, 2002, the Company filed a Current Report on Form 8-K reporting under Item 4—changes in Registrant’s Certifying Accountant that the Board of Directors replaced Arthur Andersen LLP as LTX’s independent public accountants and engaged Ernst & Young LLP to serve as LTX’s independent public accountants for its fiscal year ending July 31, 2002.

PART III

Items 10-13.	Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Certain Relationships and Related Transactions

Information required under these Items is included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 2002, under the headings “Certain Stockholders”, “Election of Directors,” and “Compensation of Executives,” which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year, July 31, 2002.

Item 14.     Controls and Procedures

Not applicable.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)    1.   Financial Statements

The following consolidated financial statements of the Company included in the Company’s Annual Report to Stockholders for the fiscal year ended July 31, 2002, are included in Item 8, herein.

Report of Independent Auditors

Consolidated Balance Sheets—July 31, 2002 and 2001

Consolidated Statements of Operations and Comprehensive Income for the years ended July 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2001 and 2000

Notes to the Consolidated Financial Statements

(A)    2.   Schedules

Consolidated financial statement Schedule II for the Company is included in Item 15(d). All other schedules for which provision is made in the applicable security regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(A)    3. Exhibits

Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company’s Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company’s Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company’s Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company’s Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company’s Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company’s Form 8A/A filed September 30, 1993 amending the Company’s Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company’s Current Reports on Form 8-K filed May 11, 1989 and April 3, 2002; the Company’s Annual Reports on Form 10-K for one of the years ended July 31, 2001, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985, 1984 and 1983; or the Company’s Quarterly Reports on 10-Q for one of the quarters ended October 31, 1997, January 31, 1998, April 30, 1998, January 31, 1999, October 31, 1999 and January 31, 2000, April 30, 2001 and January 31, 2002 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

(A)     Listing of Exhibits

(3) (A)	—Articles of Organization, as amended. (Exhibit 3.1 to the 1995 Registration Statement No. 1)

(3) (B)	—By-laws, as amended. (Exhibit 3(B) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1997)

(4) (C)	—Rights Agreement. (Exhibit I of the Registrant’s Current Report on Form 8-K, filed May 3, 1999)

(4) (D)	—Indenture dated as of August 8, 2001 between LTX Corporation and State Street Bank & Trust Company as Trustee (Exhibit 4(D) to the Annual Report on Form 10-K)

(4) (E)
—Registration Rights Agreement dated as of August 8, 2001 among LTX Corporation, Morgan Stanley & Co., Incorporated, Deutsche Banc Alex Brown and Needham & Company, Inc. (Exhibit (E) to the Annual Report on Form 10-K)

(10) (B)+	—1990 Stock Option Plan. (Exhibit 10(B) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

(10) (D)+	—1993 Employees’ Stock Purchase Plan. (Exhibit 10(D) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)

(10) (E)+	—1983 Non-Qualified Stock Option Plan. (Exhibit 10(E) to the 1983 Annual Report on Form 10-K)

(10) (F)	—LTX Corporation 401(k) Adoption Agreement, Retirement Plan and Trust Agreement

(10) (I)	—Lease dated as of March 8, 1984 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(I) to the 1984 Registration statement)

(10) (J)	—Lease dated as of July 16, 1984 relating to Company’s administration facility on Rosemont Avenue, Westwood, Massachusetts. (Exhibit 10(J) to the 1984 Registration Statement)

(10) (K)	—Lease dated as of February 27, 1985 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(K) to the 1985 Annual Report on Form 10-K)

(10) (M)
—Lease dated as of November 26, 1980 relating to Company’s facility at 5 Rosemont Avenue, Westwood, Massachusetts, and Amendment dated as of April 29, 1982, and Third Amendment and Restatement of Lease dated April 29, 1982. (Exhibit10(M) to the 1993 Annual Report on Form 10-K)

(10) (M)(i)	—Fourth Amendment to Lease dated as of September 1, 1999 (Exhibit 10(M)(i) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2000)

(10) (R)*	—License and Development Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(R) to the 1993 Annual Report on Form 10-K)

(10) (R)*	—License and Development Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(R) to the 1993 Annual Report on Form 10-K)

(10) (S)*	—Distribution and Supply Agreement dated as of January 28, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(S) to the 1993 Annual Report on Form 10-K)

(10) (T)*	—Letter Agreement dated as of January 29, 1993 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(T) to the 1993 Annual Report on Form 10-K)

(10) (U)	—Amended and Restated Loan and Security Agreement dated as of July 24, 2002 and Loan Modification Agreement thereto between LTX Corporation and Silicon Valley Bank

(10) (V)	—Loan Agreement dated as of July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(V) to the 1994 Annual Report on Form 10-K)

(10) (W)*	—Amendment No. 1 to License and Development Agreement dated as of July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(W) to the 1994 Annual Report on Form 10-K)

(10) (X)	—Employment Agreement dated as of January 1, 1997 between LTX Corporation and Kenneth E. Daub. (Exhibit 10(X) to the 1997 Annual Report on Form 10-K)

(10) (Y)	—Form of Change of Control Agreement entered into with certain executive officers as of March 2, 1998 (Exhibit 10 (Y) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

(10) (AA)*	—Fusion Agreement dated as of April 24, 1998 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10 (AA) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1998)

(10) (BB)	—Second Amendment to Loan Agreement between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(BB) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)

(10) (CC)	—1999 Stock Plan (Exhibit 10 (CC) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

(10) (DD)	—Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of Massachusetts (Exhibit 10 (EE) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2001)

(10) (FF)	—2001 Stock Plan (Exhibit 10(FF) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

(10) (GG)	—Deferred Compensation Plan effective as of December 1, 2001 (Exhibit 10(GG) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

(10) (M)(ii)
—Termination Agreement dated as of December 20, 2001 relating to Company’s facility at 5 Rosemont Avenue, Westwood, Massachusetts (Exhibit 10(M(ii) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

(16) (A)	—Letter dated April 3, 2002 from Arthur Andersen LLP (Exhibit 16 to the Current Report on Form 8-K filed April 3, 2002)

(22)	—Subsidiaries of Registrant

(23) (A)	—Consent of Ernst & Young LLP

(23) (B)	—Information regarding Consent of Arthur Andersen LLP

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.

*	Confidential treatment requested as to certain portions thereof. The confidential portion has been omitted and filed separately with the Commission.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Item 15(b).     Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2002.

Item 15(c).     Exhibits

Exhibit 22—Subsidiaries of Registrant

Company
LTX (Europe) Limited	United Kingdom	100%
LTX International Inc., Domestic International Sales Corporation (DISC)	Delaware	100%
LTX (Deutschland) GmBH	West Germany	100%
LTX France S.A.	France	100%
LTX Test Systems Corporation	Delaware	100%
LTX (Italia) S.r.	Italy	100%
LTX (Foreign Sales Corporation) B.V.	The Netherlands	100%
LTX Asia International, Inc.	Delaware	100%
LTX Israel Limited	Israel	100%
LTX (Malaysia) SDN.BHD.	Malaysia	100%

The subsidiaries listed are all included in the consolidated financial statements of the Company.

Item 15(d)

SCHEDULE II

LTX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For Years Ended July 31, 2002, 2001 and 2000
(in thousands)

Description	Balance at beginning of period	Charged to expense	Amounts Written off	Balance at end of period
Reserve for sales returns, allowances and doubtful accounts
July 31, 2002	$3,659	$1,449	$(1,529)	$3,579
July 31, 2001	$3,648	$2,857	$(2,846)	$3,659
July 31, 2000	$2,027	$2,490	$(869)	$3,648

Reserve for other accounts receivable
July 31, 2002	$2,500	$3,500	$6,000	$0
July 31, 2001	$0	$2,500	$0	$2,500
July 31, 2000	$0	$0	$0	$0

Accrued restructuring charges
July 31, 2002	$1,713	$0	$(1,488)	$225
July 31, 2001	$2,263	$1,200	$(1,750)	$1,713
July 31, 2000	$2,263	$0	$0	$2,263

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX CORPORATION

By:	/s/ ROGER W. BLETHEN
Roger W. Blethen Chairman of the Board and Chief Executive Officer
October 29, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 29, 2002

/s/ MARK J. GALLENBERGER Mark J. Gallenberger	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 29, 2002

/s/ DANIEL V. WALLACE Daniel V. Wallace	Controller, (Principal Accounting Officer)	October 29, 2002

/s/ MARK S. AIN Mark S. Ain	Director	October 29, 2002

/s/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	October 29, 2002

/s/ RICHARD S. HILL Richard S. Hill	Director	October 29, 2002

/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Director	October 29, 2002

/s/ ROGER J. MAGGS Roger J. Maggs	Director	October 29, 2002

/s/ ROBERT E. MOORE Robert E. Moore	Director	October 29, 2002

/s/ SAMUEL RUBINOVITZ Samuel Rubinovitz	Director	October 29, 2002

CERTIFICATIONS

I, Roger W. Blethen, certify that:

1.	I have reviewed this annual report on Form 10-K of LTX Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

October 29, 2002

/s/ ROGER W. BLETHEN
Roger W. Blethen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Mark J. Gallenberger, certify that:

1.	I have reviewed this annual report on Form 10-K of LTX Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

October 29, 2002

/s/ MARK J. GALLENBERGER
Mark J. Gallenberger Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)