Form 10-Q
period 2002-10-31
LTX CORP
filed 2002-12-13
CIK 357020

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-10761

LTX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2594045
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

LTX Park at University Avenue, Westwood, Massachusetts	02090
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code    (781) 461-1000

Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2002
Common Stock, par value $0.05 per share	49,356,481

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2002 (Unaudited)	July 31, 2002
ASSETS
Current assets:
Cash and equivalents	$118,714	$144,467
Short-term investments	73,972	72,691
Accounts receivable, net of allowances	22,897	19,308
Accounts receivable – other	6,065	10,269
Inventories	125,386	95,152
Prepaid expense	11,515	30,694

Total current assets	358,549	372,581

Property and equipment, net	70,533	76,171
Other assets	14,430	15,237

Total assets	$443,512	$463,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19,868	$14,870
Current portion of long-term debt	1,866	2,059
Accounts payable	21,304	25,714
Deferred revenues and customer advances	5,179	5,229
Deferred gain on leased equipment	13,785	10,248
Accrued restructuring charges	1,408	225
Other accrued expenses	25,913	28,818

Total current liabilities	89,323	87,163

Long-term debt, less current portion	150,983	151,293

Stockholders’ equity:
Common stock	2,602	2,599
Additional paid-in capital	414,929	414,829
Unrealized gain on marketable securities	1,145	891
Accumulated deficit	(203,709)	(181,025)
Less treasury stock, at cost	(11,761)	(11,761)

Total stockholders’ equity	203,206	225,533

Total liabilities and stockholders’ equity	$443,512	$463,989

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended October 31,
	2002	2001
Net sales	$30,007	$33,003
Cost of sales	24,703	23,390

Gross profit	5,304	9,613

Engineering and product development expenses	19,103	16,538
Selling, general and administrative expenses	6,399	7,205
Reorganization costs	1,990	—

Loss from operations	(22,188)	(14,130)

Other income (expense):
Interest expense	(1,671)	(1,814)
Interest income	1,175	2,520

Loss before income taxes	(22,684)	(13,424)

Income tax benefit	—	(4,027)

Net loss	$(22,684)	$(9,397)

Net loss per share:
Basic	$(0.46)	$(0.19)

Diluted	$(0.46)	$(0.19)

Weighted-average common shares used in computing net loss per share:
Basic	49,199	48,409

Diluted	49,199	48,409

Comprehensive income (loss):
Net loss	$(22,684)	$(9,397)
Unrealized gain on marketable securities	254	239

Comprehensive loss	$(22,430)	$(9,158)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended October 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,684)	$(9,397)
Add (deduct) non-cash items:
Depreciation and amortization	4,411	4,034
Deferred tax benefit	—	(3,334)
Translation (gain) loss	31	(83)
(Increase) decrease in:
Accounts receivable	573	8,259
Inventories	(31,623)	(5,220)
Prepaid expenses	19,181	(33,668)
Other assets	1,079	231
Increase (decrease) in:
Accounts payable	(4,384)	14,017
Accrued expenses and restructuring charges	(1,729)	654
Deferred revenues and customer advances	(967)	2,367

Net cash used in operating activities	(36,112)	(22,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(8,180)	(4,812)
Proceeds from sale of marketable securities	6,899	3,600
Purchases of property and equipment	(2,110)	(8,145)

Net cash used in investing activities	(3,391)	(9,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	101	287
Advances (payments) of short-term notes payable, net	4,998	(5,407)
Proceeds from convertible subordinated notes	—	145,566
Proceeds from lease financing	9,185	1,744
Payments of long-term debt	(503)	(342)

Net cash provided by financing activities	13,781	141,848

Effect of exchange rate changes on cash	(31)	106

Net increase in cash and equivalents	(25,753)	110,457
Cash and equivalents at beginning of period	144,467	141,096

Cash and equivalents at end of period	$118,714	$251,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,265	$188
Income taxes	$58	$223

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. In addition to normal recurring adjustments, the financial statements for 2002 include an accrual of reorganization costs (see Note 4). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on 10-K.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”. The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries translate monetary assets and liabilities at period end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement and transaction gains and losses were a loss of $31,000 and a gain of $83,000 for the three months ended October 31, 2002, and 2001, respectively. The amounts recorded in both periods were principally due to fluctuations in the Japanese yen that are included in the consolidated results of operations.

The Company accounts for its foreign currency forward contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Changes in the fair value of

LTX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. At October 31, 2002, the Company held foreign currency forward contracts with notional values totaling approximately $1.3 million, which have maturities prior to December 16, 2002. The aggregate fair value of our forward foreign exchange contracts outstanding at October 31, 2002 was immaterial. The net fair value is computed by subtracting the value of the contracts using the year-end forward rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

The Company derives revenues from three sources—equipment sales, spare parts and service contracts. SAB 101 has no effect on the Company’s revenue recognition policy for spare parts or service contracts. For equipment sales there are different revenue recognition points under SAB 101, which are described as follows:

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

Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Service revenue totaled $9.7 million or 32.3% of net sales, for the three months ended October 31, 2002 and $9.0 million, or 27.3% of net sales, for the three months ended October 31, 2001. Revenue from engineering contracts are recognized over the contract period on a percentage of completion basis.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed”, relating to certain software development costs, were insignificant.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement bases and the tax bases of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision.

LTX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plans following Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation”.

Accounting for Impairment of Long-Lived Assets

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company will review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over specified periods of time at no cost to its customers. The Company establishes warranty reserves at levels that represent an estimate of the cost that will be incurred to fulfill those warranty requirements at the time that revenue is recognized.

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on the Company’s short-term investments.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income by the weighted average number of common shares and all dilutive securities outstanding.

LTX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2002	2001
	(in thousands, except per share data)
Net loss	$(22,684)	$(9,397)

Basic EPS
Basic common shares	49,199	48,409
Basic EPS	$(0.46)	$(0.19)

Diluted EPS
Basic common shares	49,199	48,409
Plus: Impact of stock options	—	—

Diluted common shares	49,199	48,409

Diluted EPS	$(0.46)	$(0.19)

Options to purchase 5,417,503 shares and 476,850 shares of common stock on October 31, 2002 and 2001, respectively were outstanding but not included in the quarter end calculation of diluted net loss per share because either the options’ exercise price was greater than the average market price of the common shares during the period ended, or the effect of including the options would have been anti-dilutive.

Cash Equivalents and Short Term Investments

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash equivalents consist primarily of repurchase agreements, commercial paper and money market funds. Short-term investments consist primarily of debt securities that are classified as available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

At October 31, 2002, cash balances of approximately $10.1 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires that disclosure be made of estimates of the fair value of financial instruments. The carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. In accordance with SFAS No. 115 short-term investments are carried at fair value. The fair value of the Company’s notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At October 31, 2002, the carrying value of $19,868,000 for short-term bank debt and $2,849,000 for long-term debt, including current portion, approximates fair value.

As of October 31, 2002, the estimated fair value of the Company’s convertible subordinated notes was approximately $86.1 million compared to the carrying value of $150.0 million. The estimated fair value of the convertible subordinated notes is based on the quoted market price of the notes on October 31, 2002.

LTX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	October 31, 2002	July 31, 2002
	(In thousands)
Raw materials	$63,637	$41,710
Work-in-progress	33,399	30,495
Finished goods	28,350	22,947

	$125,386	$95,152

The Company is dependant on two semiconductor device manufacturers who are the sole suppliers of custom components for the Company’s products.

Prepaid Expense

Certain amounts in the prepaid expense balance relate to inventory capacity purchases and payments for projects not completed. The amount of prepaid expense that relates to cash deposits with suppliers against inventory commitments totaled $3.0 million as of October 31, 2002 and $23.1 million as of July 31, 2002. The inventory against these deposits will be delivered to the Company during fiscal 2003. There are no other cash commitments to prepay inventory purchases as of October 31, 2002. The completion of prepaid projects is expected to occur during fiscal 2003. As of October 31, 2002 amounts related to payments for projects are refundable.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Machinery, equipment and internal manufactured systems include spare parts used for service and LTX test systems used for testing components, engineering and applications development. Internally manufactured equipment is recorded at cost and depreciated over 3 to 7 years. Repairs and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	October 31, 2002	July 31, 2002	Depreciable Life in Years
		(In thousands)
Machinery and equipment and internal manufactured systems	$139,454	$165,519	3-7
Office furniture and equipment	7,684	8,278	3-7
Leasehold improvements	13,551	13,880	Shorter of 10 years or term of lease

	160,689	187,677
Less: Accumulated depreciation and amortization	(90,156)	(111,506)

	$70,533	$76,171

LTX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The Company’s net sales for the three months ended October 31, 2002 and 2001, along with the long-lived assets at October 31, 2002 and July 31, 2002, are summarized as follows:

	Three Months Ended October 31,
	2002	2001
	(In thousands)
Net Sales:
United States	$18,738	$20,585
Singapore	3,566	5,801
Taiwan	1,335	750
Japan	2,831	394
All other countries	3,537	5,473

Total Net Sales	$30,007	$33,003

	October 31, 2002	July 31, 2002
	(In thousands)
Long-lived Assets:
United States	$47,049	$52,658
Singapore	12,047	12,540
Taiwan	3,780	3,954
Japan	53	41
All other countries	7,604	6,978

Total Long-lived Assets	$70,533	$76,171

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

LTX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4.    REORGANIZATION COSTS

A restructuring charge of $2.0 million as the result of employee separation costs was accrued in the three months ended October 31, 2002. The workforce reduction impacted 94 employees, of which 87 were in Production and Engineering and 7 were in Administration. As of October 31, 2002 the cash amounts paid for this charge totaled $0.8 million.

5.    SUBSEQUENT EVENT

On November 12, 2002, the Company took steps to reduce headcount by approximately 195 employees and contractors in response to the prolonged downturn in the semiconductor industry and uncertainty as to when the beginning of a sustainable recovery may occur. A severance charge of approximately $4.0 million will be recorded in the three months ending January 31, 2003. The Company is also assessing the potential impact that the reduction in work force will have on its capital asset utilization.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our recent operating results have been negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and to impact us in the latter half of the second quarter of fiscal 2001. Management believes that the Company’s financial results will continue to reflect the slow semiconductor equipment industry conditions for the near term. Until there is a substantial improvement in industry conditions, the sluggish industry conditions will continue to adversely affect the Company’s results of operations. The Company’s results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure. At the current low levels of business, there is a higher likelihood that these types of changes in our customers’ requirements would adversely effect our results of operations because in any particular quarter a limited number of transactions account for an even greater portion of sales for the quarter.

We are also exposed to the risks associated with the current slowdown in the U.S. and global economies. Current and predicted decreases in consumer confidence, corporate profits and capital expenditures, and the lack of visibility regarding whether or when there will be a sustained recovery in the sale of electronic goods and information technology equipment underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial conditions and results of operations for the foreseeable future.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows: revenue recognition, inventory reserve, warranty, allowances for doubtful accounts and taxes.

Revenue Recognition

The Company’s revenue recognition policy is described in Note 2 of the summary of significant accounting policies. In the future, if acceptance provisions significantly change, the timing of the revenue recognition could be affected.

Inventory Reserve

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of October 31, 2002, our inventory of $125.4 million is stated net of inventory reserves of $51.1 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Warranty

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at October 31, 2002 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial conditions.

An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. We take into consideration any circumstances in which we are aware of a customer’s inability to meet its financial obligations, a certain percentage of the accounts receivable balance, which is based on the age of the receivables and our historical experience. If circumstances change, and the financial condition of our customers were adversely affected resulting in their inability to meet their financial obligations to us, we may need to take additional allowances.

Taxes

The Company has deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position at October 31, 2002 and the increased uncertainty relative to the timing of profitability in future periods, we concluded that it was appropriate and conservative to have a full valuation allowance for our entire net deferred tax assets. As a result, the valuation allowance for deferred tax assets was approximately $110.7 million at October 31, 2002. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales Three Months Ended October 31,
	2002	2001
Net Sales	100.0%	100.0%

Cost of Sales	82.3	70.9

Gross profit	17.7	29.1
Engineering and product development expenses	63.7	50.1
Selling, general and administrative expenses	21.3	21.8
Reorganization costs	6.6	—

Loss from operations	(73.9)	(42.8)

Other income (expense):
Interest expense	(5.6)	(5.5)
Interest income	3.9	7.6

Loss before income taxes	(75.6)	(40.7)
Benefit for income taxes	—	(12.2)

Net loss	(75.6%)	(28.5%)

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Results of Operations

Three Months Ended October 31, 2002 Compared to the Three Months Ended October 31, 2001.

Net sales.    Net sales for the three months ended October 31, 2002 decreased 9.1% to $30.0 million as compared to $33.0 million in the same quarter of the prior year. The decrease in net sales is primarily a result of the continuing low levels of demand for semiconductors, resulting in reduced demand for semiconductor test equipment. Service revenue accounted for $9.7 million, or 32.3% of net sales, and $9.0 million, or 27.3% of net sales, for the three months ended October 31, 2002 and 2001, respectively. Geographically, sales to customers outside of the United States were 37.6% of net sales in both of the three months ended October 31, 2002 and October 31, 2001.

Gross Profit Margin.    The gross profit margin was 17.7% of net sales in the three months ended October 31, 2002, as compared to 29.1% of net sales in the same quarter of the prior year. The decrease is a result of change in product mix and a lower level of sales relative to fixed manufacturing costs.

Engineering and Product Development Expenses.    Engineering and product development expenses were $19.1 million, or 63.7% of net sales, in the three months ended October 31, 2002, as compared to $16.5 million, or 50.1% of net sales, in the same quarter of the prior year. The increase in expenditure is principally a result of a higher level of development expenses to support new product features and emerging applications and is consistent with the Company’s strategy of extending our technological lead in single platform testing during the industry downturn.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were  $6.4 million, or 21.3% of net sales, in the three months ended October 31, 2002, as compared to $7.2 million, or 21.8% of net sales, in the same quarter of the prior year. The decrease in the selling, general and administrative expenses is related to the reduction of certain variable costs from reduced sales and other cost reduction measures.

Reorganization Costs.    Reorganization costs were $2.0 million, or 6.6% of net sales, in the three months ended October 31, 2002. In August 2002, we reduced our workforce by 94 employees due to adverse business conditions. The projected payroll savings from this workforce reduction represents a savings of $5.0 million annually. In addition, non payroll expense reductions are expected to be approximately $3.0 million annually due to reduced operating and non-recurring engineering expenses. These consist primarily of lower operating expenses associated with reduced headcount and further cost reductions in non-recurring engineering expenditures. We expect that a majority of the severance costs will be paid by the quarter ended January 31, 2003, although some costs will be paid through August 2003. On November 12, 2002, we further reduced our workforce by 195 employees and contractors. A severance charge of approximately $4.0 million will be recorded in our quarter ending January 31, 2003. This reduction is expected to reduce costs by approximately $16.0 million annually. Approximately $14.5 of the $16.0 million is payroll related with the balance representing reduced operating expenses for travel, non-recurring engineering and operating supplies. The Company is also assessing the potential impact that the reduction in workforce will have on its capital asset utilization. In addition, we have instituted several other cost reduction measures, such as the suspension of 401(k) matching payments, a freeze in salary and wage increases and the strict oversight and reduction in discretionary travel and other overhead expenses. We believe that these reductions in operating costs have reduced our fixed costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

Interest Expense.    Interest expense was $1.7 million and $1.8 million for the three months ended October 31, 2002 and October 31, 2001, respectively. Approximately, $1.6 million of the expense for both periods is the result of accruing interest expense for the convertible subordinated notes at 4.25%.

Interest Income.    Interest income was $1.2 million for the three months ended October 31, 2002 as compared to $2.5 million for the three months ended October 31, 2001. Both the interest rates earned and the Company’s cash balance was lower for the quarter ended October 31, 2002 than the quarter ended October 31, 2001, causing interest income to be lower than the same quarter of the prior year.

Income Tax.    For the three months ended October 31, 2002, the Company provided a full valuation allowance for the tax benefit recorded. As a result of a review undertaken at October 31, 2002 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its net deferred tax assets. The Company recorded a tax benefit of $4.0 million for the quarter ended October 31, 2001.

Net Loss.    Net loss was $22.7 million, or $0.46 per diluted share, in the three months ended October 31, 2002, as compared to net loss of $9.4 million, or $0.19 per diluted share, in the same quarter in the prior year.

Liquidity and Capital Resources

At October 31, 2002, the Company had $192.6 million in cash equivalents and short-term investments and working capital of $269.2 million, as compared to $217.2 million of cash equivalents and short-term investments and $285.4 million of working capital at July 31, 2002. The decrease in the cash equivalents and short-term investments was due primarily to cash used in operations of $36.1 million and cash used in investing activities of $3.4 million, which was partially offset by cash provided by financing activities of $13.8 million.

Accounts receivable from trade customers was $22.9 million at October 31, 2002, as compared to $19.3 million at July 31, 2002. The principal reason for the $3.6 million increase in accounts receivable is a result of our decision to sell certain accounts receivable just prior to July 31, 2002 and our decision not to sell certain accounts receivable associated with shipments made just prior to October 31, 2002. The allowance for sales returns and doubtful accounts was $3.3 million, or 12.8% of gross trade accounts receivable, on October 31, 2002 and $3.6 million, or 15.7% of gross trade accounts receivable on July 31, 2002. Accounts receivable from other sources decreased $4.2 million to $6.1 million at October 31, 2002, as compared to $10.3 million at July 31, 2002. The decrease was attributed to the payments from our vendors for their purchase of our inventory at cost.

Inventories increased by $30.2 million to $125.4 million at October 31, 2002 as compared to $95.2 million at July 31, 2002. The increase is directly attributable to the conversion of prepaid expenses to inventory and to additions to inventory to support current production and next generation product development during fiscal 2003.

Prepaid expense decreased by $19.2 million to $11.5 million at October 31, 2002 as compared to  $30.7 million at July 31, 2002. The decrease was attributed to the receipt of inventory against prepayments. Inventory related deposits were $3.0 million at October 31, 2002 and $23.1 million as of July 31, 2002.

Capital expenditures totaled $2.1 million for the three months ended October 31, 2002 as compared to $8.1 million for the three months ended October 31, 2001. The principal reason for the decrease is a slowed capital expenditure rate that reflects both the current adverse business conditions and reduced need for product introduction investments for the three months ended October 31, 2002 as compared with the three months ended October 31, 2001.

Other assets decreased by $0.8 million to $14.4 million at October 31, 2002 as compared to $15.2 million at July 31, 2002. The decrease is related to the reclassification of certain deposits that will be due in the next twelve months.

During the quarter ended July 31, 2002, we renegotiated our domestic credit facility with our existing lender. The facility is comprised of a working capital line of $20.0 million and an equipment financing facility of $5.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The working capital line will be used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions. The equipment financing facility will be used to support the purchase of fixed assets. The facility imposes certain financial and other covenants. Outstanding borrowings at October 31, 2002 were $19.9 million under the working capital credit facility and the interest rate was 4.75%. The Company maintains a second revolving credit line for $30.0 million with another lender. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under this line at October 31, 2002. However, $10.1 million of the cash collateral securing this facility also secures certain operating equipment leases.

On August 8, 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, we may redeem any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, we may redeem any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method of depreciation, which approximates the effective interest method, over the term of the Notes.

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

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. The Company received proceeds of approximately $9.2 million from an operating sale lease back arrangement during the three months ended October 31, 2002. The approximate future minimum lease payments under operating leases for real estate, equipment, operating leases and capital leases at October 31, 2002 are as follows:

Lease Payments (In thousands)
2003	$13,257
2004	13,226
2005	8,656
2006	8,063
2007	4,799
Thereafter	892

$48,893

We anticipate available cash balances and credit facilities will be adequate to fund our currently proposed operating activities for the next twelve months.

BUSINESS RISKS

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would, “intends,” “estimates,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements, particularly under the heading “Business Risks,” which we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statement we make.

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

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix,

•	the configurations of test systems sold, or

•	the customers to whom we sell these systems;

•	the high selling prices of our test systems (which typically result in a long selling process); and

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,

•	shorter than expected lifecycles of our customers’ semiconductor devices, or

•	uncertain market acceptance of products developed by our customers.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 85.6% of revenues for the three months ended in October 31, 2002 and 85.1% in the same quarter for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

We may not be able to deliver custom hardware options and software applications to satisfy specific customer needs in a timely manner.

We must develop and deliver hardware and software to meet our customers’ specific test requirements. Our test equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

Our dependence on international sales and non-U.S. suppliers involves significant risk.

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 37.6% of our revenues for the three months ended October 31, 2002 and 37.6% of our revenues for the three months ended October 31, 2001. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our success will depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our success will depend on our ability to attract and retain highly qualified managers and technical, engineering, marketing, sales and support personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. Our layoff in the last industry downturn could make it more difficult for us to hire or retain qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current positions, or by our inability to attract and retain skilled employees.

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

Our stock price is volatile.

In the twelve-month period ending on October 31, 2002, our stock price has ranged from a low of $3.12 to a high of $28.22. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We prepare our financial statements to conform with generally accepted accounting principles. Generally accepted accounting principles are subject to interpretations by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to asset impairment, restructuring charges, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the preparation of our financial statements in accordance with generally accepted accounting principles requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

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

We have substantial indebtedness.

We have $150 million principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) due 2006. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

We expect that our existing cash and marketable securities and the proceeds from the bank financings, will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event, we may need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit-risk consist principally of cash equivalents, short-term investments and trade receivables. We place our investments with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $172.7 million as of October 31, 2002 and in foreign currency exchange rates. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at prime. Long term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the three months ended October 31, 2002, our revenues derived from shipments outside the United States constituted 37.6% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 4.4% of the outstanding accounts receivable balance at October 31, 2002. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars comprise 6.9% of the outstanding accounts payable balance at October 31, 2002.

Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

The Company accounts for its foreign currency forward contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship. At October 31, 2002, the Company held foreign currency forward contracts with notional values totaling approximately $1.3 million, which have maturities prior to December 16, 2002. The aggregate fair value of our forward foreign exchange contracts outstanding at October 31, 2002 was immaterial. The net fair value is computed by subtracting the value of the contracts using the year-end forward rate (the notional value) from the value of the forward contracts computed at the contracted exchange rates.

Interest Rate Risk

The Company’s long-term debt, of approximately $150.0 million, bears interest at a fixed rate of 4.25%, and therefore changes in interest rates do not impact the Company’s interest expense on this debt. The Company from time to time has outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, the Company expects that a 1% change in interest rate will not have any material effect on the Company’s interest expense.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

A discussion of the Company’s exposure to and management of market risk appears under the heading “Business Risks”.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    During the 90 days before the filing date of this report, our Chief Executive Officer and Chief Financial Officer reviewed our disclosure controls and procedures (as defined in the SEC rules promulgated under the Securities Exchange Act of 1934, as amended), which are designed to ensure that information required to be disclosed in our SEC reports is properly recorded, processed, summarized and reported. The officers concluded that these controls and procedures are operating in an effective manner.

Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls since the date of the last evaluation of the controls.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended October 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX CORPORATION

Date: December 13, 2002	By:	/s/ MARK J. GALLENBERGER
Mark J. Gallenberger Chief Financial Officer and Treasurer (Principal Financial Officer)

CERTIFICATIONS

I, Roger W. Blethen, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of LTX Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROGER W. BLETHEN
Roger W. Blethen Chairman of the Board and Chief Executive Officer
Dated: December 13, 2002

CERTIFICATIONS

I, Mark J. Gallenberger, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of LTX Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK J. GALLENBERGER
Mark J. Gallenberger Vice President and Chief Financial Officer and Treasurer
Dated: December 13, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this quarterly report on Form 10-Q for the period ended October 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of LTX Corporation and its wholly owned subsidiaries.

/s/ ROGER W. BLETHEN
Roger W. Blethen Chairman of the Board and Chief Executive Officer
Dated: December 13, 2002

/s/ MARK J. GALLENBERGER
Mark J. Gallenberger Vice President and Chief Financial Officer and Treasurer
Dated: December 13, 2002