Form 10-Q
period 2003-01-31
LTX CORP
filed 2003-03-14
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2003
Common Stock, par value $0.05 per share	49,541,910

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2003	July 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash equivalents	$86,623	$144,467
Short-term investments	74,655	72,691
Accounts receivable, net of allowances	28,843	19,308
Accounts receivable – other	3,593	10,269
Inventories	124,563	95,152
Prepaid expense	11,400	30,694

Total current assets	329,677	372,581

Property and equipment, net	70,517	76,171
Other assets	14,164	15,237

Total assets	$414,358	$463,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19,868	$14,870
Current portion of long-term debt	1,669	2,059
Accounts payable	14,982	25,714
Deferred revenues and customer advances	5,087	5,229
Deferred gain on leased equipment	12,640	10,248
Accrued restructuring charges	2,297	225
Other accrued expenses	26,039	28,818

Total current liabilities	82,582	87,163

Long-term debt, less current portion	150,696	151,293

Stockholders’ equity:
Common stock	2,610	2,599
Additional paid in capital	415,673	414,829
Unrealized gain on marketable securities	1,163	891
Accumulated deficit	(226,586)	(181,025)
Less treasury stock, at cost	(11,780)	(11,761)

Total stockholders’ equity	181,080	225,533

Total liabilities and stockholders’ equity	$414,358	$463,989

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Net sales	$27,011	$27,585	$57,018	$60,588
Cost of sales	22,363	23,142	47,066	46,532
Inventory related provision	—	42,200	—	42,200

Gross profit	4,648	(37,757)	9,952	(28,144)

Engineering and product development expenses	15,917	18,107	35,020	34,645
Selling, general and administrative expenses	7,496	7,337	13,895	14,538
Reorganization costs	3,603	—	5,593	—

Loss from operations	(22,368)	(63,201)	(44,556)	(77,327)

Other income (expense):
Interest expense	(1,643)	(1,790)	(3,314)	(3,605)
Interest income	1,134	1,925	2,309	4,446

Loss before income taxes	(22,877)	(63,066)	(45,561)	(76,486)

Income tax benefit	—	(25,226)	—	(29,253)

Net loss	$(22,877)	$(37,840)	$(45,561)	$(47,233)

Net loss per share:
Basic	$(0.46)	$(0.78)	$(0.93)	$(0.97)

Diluted	$(0.46)	$(0.78)	$(0.93)	$(0.97)

Weighted—average common shares used in computing net loss per share:
Basic	49,253	48,507	49,226	48,458

Diluted	49,253	48,507	49,226	48,458

Comprehensive income:
Net loss	$(22,877)	$(37,840)	$(45,561)	$(47,237)
Unrealized gain (loss) on marketable securities	18	(525)	272	(286)

Comprehensive loss	$(22,859)	$(38,365)	$(47,289)	$(47,523)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,561)	$(47,233)
Add (deduct) non-cash items:
Depreciation and amortization	8,541	8,600
Charge for excess inventory	—	42,200
Deferred tax benefit	—	(28,874)
Translation (gain) loss	148	(49)
(Increase) decrease in:
Accounts receivable	(2,893)	19,411
Inventories	(30,800)	(9,507)
Prepaid expenses	19,292	(33,821)
Other assets	1,365	(787)
Increase (decrease) in:
Accounts payable	(10,744)	13,864
Accrued expenses and restructuring charges	(711)	(216)
Deferred revenues and customer advances	(2,204)	(433)

Net cash used in operating activities	(63,567)	(36,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(6,234)	(16,838)
Proceeds from sale of marketable securities	23,884	12,555
Purchases of marketable securities	(25,848)	(13,813)

Net cash used in investing activities	(8,198)	(18,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock plans:
Employees’ stock purchase plan	675	1,111
Exercise of stock options	178	1,477
Advances (payments) of short-term notes payable, net	4,998	(900)
Proceeds from convertible subordinated notes	—	145,566
Proceeds from lease financing	9,185	1,744
Purchase of treasury stock	(19)	—
Payments of long-term debt	(987)	(2,829)

Net cash provided by financing activities	14,030	146,169

Effect of exchange rate changes on cash	(109)	138

Net increase (decrease) in cash and equivalents	(57,844)	91,366
Cash equivalents at beginning of period	144,467	141,096

Cash equivalents at end of period	$86,623	$232,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,314	$494
Income taxes	$59	$261

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company, without audit, and reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. In addition to normal recurring adjustments, the financial statements for fiscal 2003 include an accrual of reorganization costs (see Note 4). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Service revenue totaled $7.4 million or 27.4% of net sales, for the three months ended January 31, 2003 and $7.8 million, or 28.3% of net sales, for the three months ended January 31, 2002. Revenue from engineering contracts is recognized over the contract period on a percentage of completion bases.

Income Taxes

In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement bases and the tax bases of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

Product Warranty Costs

The Company provides standard warranty coverage on its systems for up to 12 months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The Company uses actual service hours and parts expense per system and applies the actual labor and overhead rates to estimate the warranty charge. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly. The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the six months ended January 31, 2003:

Product Warranty Activity	(in thousands)
Balance at October 31, 2002	$1,560
Warranty expenditures for current period	(572)
Changes in liability related to pre-existing warranties	2
Provision for warranty costs in the period	570

Balance at January 31, 2003	$1,560

The Company offers service contracts that may be purchased after a standard warranty has expired. Service contracts may be purchased for periods from one to five years. The Company recognizes service contract revenue ratably over the life of the contract. Actual service contract expenses incurred and charged to service costs of sales during an interim period may be more or less than the amount of amortized service contract revenue recognized in that period.

The following table reflects changes in the Company’s deferred service revenue account during the six month period ended January 31, 2003.

Deferred Service Revenue Activity	(in thousands)
Balance at July 31, 2002	$4,522
Deferral of new service contract sales	6,939
Recognition of deferred service revenue	(6,706)

Balance at January 31, 2003	$4,755

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net loss	$(22,877)	$(37,840)	$(45,561)	$(47,233)

Basic EPS
Basic common shares	49,253	48,507	49,226	48,458
Basic EPS	$(0.46)	$(0.78)	$(0.93)	$(0.97)

Diluted EPS
Basic common shares	49,253	48,507	49,226	48,458
Plus: Impact of stock options and warrants	—	—	—	—
Diluted common shares	49,253	48,507	49,226	48,458
Diluted EPS	$(0.46)	$(0.78)	$(0.93)	$(0.97)

Options to purchase 5,223,603 shares and 191,600 shares of common stock on January 31, 2003 and 2002, respectively, were outstanding but not included in the quarter end calculation of diluted net income per share because either the options’ exercise price was greater than the average market price of the common shares during the period ended, or the effect of including the options would have been anti-dilutive in effect.

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

At January 31, 2003, cash balances of approximately $9.8 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating leases for equipment.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	January 31,	July 31,
	2003	2002
	(in thousands)
Raw materials	$67,480	$41,710
Work-in-progress	27,958	30,495
Finished goods	29,125	22,947

	$124,563	$95,152

The Company is dependent on two semiconductor device manufacturers who are the sole suppliers of certain custom components for the Company’s products.

Reclassifications

Prior year financial statements have been reclassified to conform to the fiscal 2002 presentation. The reclassification had no impact on earnings for the prior period.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact, if any, this issue will have on its consolidated operating results and financial position.

In June 2002, the Financial Accounting Standard Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the recognition measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this statement did not have a material impact on its consolidated financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure, An Amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but will adopt the disclosure requirements of SFAS 148 beginning with the financial statements for its third quarter ending April 30, 2003.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not impact the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is reviewing FIN 46 and has not yet determined the impact, if any, this issue will have on its consolidated operating results and financial position.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company’s net sales for the three and six months ended January 31, 2003 and 2002, along with the long-lived assets at January 31, 2003 and July 31, 2002, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
	(in thousands)
Sales to unaffiliated customers:
United States	$10,910	$15,291	$29,648	$35,876
Singapore	10,026	5,403	13,592	11,204
Taiwan	2,990	653	4,325	1,403
Japan	177	4,164	3,008	4,558
All other countries	2,908	2,074	6,445	7,547

Total sales to unaffiliated customers	$27,011	$27,585	$57,018	$60,588

	January 31, 2003	July 31, 2002
	(in thousands)
Long-lived Assets:
United States	$47,965	$52,658
Singapore	11,602	12,540
Taiwan	3,603	3,954
Japan	44	41
All other countries	7,303	6,978

Total long-lived assets	$70,517	$76,171

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

4. REORGANIZATION COSTS

A restructuring charge of $3.6 million as the result of employee separation costs was accrued in the three months ended January 31, 2003 (the “November 2002 Plan”). The workforce reduction impacted 195 employees, of which 168 were in Production and Engineering and 27 were in Sales, General and Administration. As of January 31, 2003, the cash amounts paid for this charge totaled $2.3 million.

The following chart outlines the restructuring cost activity for the six months ended January 31, 2003 for the November 2002 Plan, the restructuring charge of $2.0 million as the result of employee separation costs, which was accrued in the three months ended October 31, 2002 (the “August 2002 Plan”) and the restructuring charge related to the consolidation of the Company’s two facilities in Westwood, Massachusetts recorded in 1994, the remaining amount of which consists of future payments related to termination of the Company’s lease on the facility that the Company subleased:

	Pre-Fiscal 1996 Plan	August 2002 Plan	November 2002 Plan
	(in thousands)
Accrual Balance at July 31, 2002	$225	$—	$—
Restructuring Reserve	—	1,990	—
Cash Charges	38	769	—

Accrual Balance at October 31, 2002	187	1,221	—
Restructuring Reserve	—	—	3,603
Cash Charges	37	374	2,303

Accrual Balance at January 31, 2003	$150	$847	$1,300

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

We are also exposed to the risks associated with the current slowdown in the U.S. and global economies. Geopolitical uncertainties, current and predicted decreases in consumer confidence, corporate profits and capital expenditures, and the lack of visibility regarding whether or when there will be a sustained recovery in the sale of electronic goods and information technology equipment underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial conditions and results of operations for the foreseeable future.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. The items in our financial statements requiring significant estimates and judgments include: revenue recognition, inventory reserve, warranty, allowances for doubtful accounts and taxes.

From time to time we may use certain non-GAAP financial measures in our earnings releases. We believe the non-GAAP financial measures that we use assist investors in evaluating and comparing our financial results to other financial periods by providing comparisons of operating results without the effect of non-recurring items and taxes.

Revenue Recognition

The Company’s revenue recognition policy is described in Note 2 of the summary of significant accounting policies. In the future, if acceptance provisions significantly change, the timing of the revenue recognition could be affected.

Inventory Reserve

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either in excess of anticipated usage or obsolete. These factors include, but are not limited to, changes in our customers capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of January 31, 2003, our inventory of $124.6 million is stated net of inventory reserves of $51.1 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Warranty

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at January 31, 2003 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial conditions.

An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowance. We take into consideration the financial condition of our customers, the age of the receivables and our historical experience. If circumstances change, and the financial condition of our customers were adversely affected resulting in their inability to meet their financial obligations to us, we may need to increase our allowances.

Taxes

The Company has deferred tax assets resulting from tax credit carry forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carry back and carry forward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position at January 31, 2003 and the increased uncertainty relative to the timing of profitability in future periods, we concluded that it was appropriate and conservative to have a full valuation allowance for our entire net deferred tax assets. As a result, the valuation allowance for deferred tax assets was approximately $119.2 million at January 31, 2003. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	83.0	83.9	82.6	76.8

Inventory related provision	0.0	153.0	0.0	69.7

Gross profit	17.0	(136.9)	17.4	(46.5)
Engineering and product development expenses	58.9	65.6	61.4	57.2
Selling, general and administrative expenses	27.8	26.6	24.4	23.9
Reorganization costs	13.3	0.0	9.8	0.0

Loss from operations	(83.0)	(229.1)	(78.2)	(127.6)

Other income (expense):
Interest expense	(5.9)	(6.5)	(5.8)	(6.0)
Interest income	4.0	7.0	4.0	7.3

Loss before income taxes	(84.9)	(228.6)	(80.0)	(126.3)
Benefit for income taxes	0.0	(91.4)	0.0	(48.3)

Net loss	(84.9)%	(137.2)%	(80.0)%	(78.0)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Results of Operations

Three Months and Six Months Ended January 31, 2003 Compared to the Three Months and Six Months Ended January 31, 2002.

Net Sales. Net sales for the three months ended January 31, 2003 decreased 2.2% to $27.0 million as compared to $27.6 million in the same quarter of the prior year. For the six months ended January 31, 2003, net sales were $57.0 million as compared to $60.6 million for the same period of the prior year, a decrease of 5.9%. The decrease in net sales is primarily a result of the continuing low levels of demand for semiconductors, resulting in reduced demand for semiconductor test equipment. Service revenue accounted for $7.4 million, or 27.4% of net sales, and $7.8 million, or 28.3% of net sales, for the three months ended January 31, 2003 and 2002, respectively, and $17.1 million, or 30.0% of net sales and $16.8 million, or 27.7%, of net sales for the six months ended January 31, 2003 and 2002, respectively. Geographically, sales to customers outside of the United States were 59.6% and 44.6% of net sales in the three months ended January 31, 2003 and 2002, respectively, and 48.1% and 40.8% for the six months ended January 31, 2003 and 2002, respectively.

Inventory Related Provision. There were no inventory related provisions recorded during the three and six months ended January 31, 2003. During the three and six months ended January 31, 2002, we recorded a $42.2 million inventory related provision. Of the $42.2 million, $38.7 million of the provision related to excess inventory principally due to the sharp decline in semiconductor test system orders during the industry down cycle. The remaining $3.5 million related to Delta/STE inventory that was previously transferred to our third party reseller of Delta/STE products.

Gross Profit Margin. The gross margin was $4.6 million, or 17.0% of net sales in the three months ended January 31, 2003, as compared to $(37.8) million, or (136.9)% of net sales, in the same quarter of the prior year. Before the inventory related provision, gross margin was $4.4 million, or 16.1% of net sales, for the three months ended January 31, 2002. The increase was primarily the result of a lower level of manufacturing costs resulting from the outsourcing of our manufacturing to Jabil Circuit. For the six months ended January 31, 2003, the gross margin was $10.0 million, or 17.4% of net sales, as compared to $(28.1) million, or (46.5)% for the same period in the prior year. Before the inventory related provision, the gross margin was $14.1 million, or 23.3% of net sales, for the six months ended January 31, 2002. The decrease is primarily a result of differences in product mix in the six months ended January 31, 2003.

Engineering and Product Development Expenses. Engineering and product development expenses were $15.9 million,

or 58.9% of net sales, in the three months ended January 31, 2003, as compared to $18.1 million, or 65.6% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2003, engineering and product development expenses were $35.0 million, or 61.4% of net sales, as compared to $34.6 million, or 57.2% of net sales for the same period in the prior year. The decrease in expenditures for the three months ended January 31, 2003 is principally a result of lower non-recurring engineering charges and the impact of cost reduction measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.5 million, or 27.8% of net sales, in the three months ended January 31, 2003, as compared to $7.3 million, or 26.6% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2003, selling, general and administrative expenses were $13.9 million, or 24.4% of net sales, as compared to $14.5 million, or 23.9% of net sales, for the same period in the prior year. Selling, general and administrative expenses are relatively consistent for the three and six month periods as the impact of cost reduction measures were offset by royalty payments.

Reorganization Costs. Reorganization costs were $3.6 million, or 13.3% of net sales and $5.6 million, or 9.8% of net sales, in the three and six months ended January 31, 2003, respectively. In August 2002, we reduced our workforce by 94 employees due to adverse business conditions. In November 2002, we further reduced our workforce by 195 employees and contractors. These workforce reductions are expected to reduce annual selling, general and administrative expenses and engineering and product development expenses by approximately $5.0 million and $16.0 million, respectively. In addition, non-payroll expense reductions are expected to be approximately $3.0 million annually due to reduced operating and non-recurring engineering expenses. These consist primarily of lower operating expenses associated with reduced headcount and further cost reductions in non-recurring engineering expenditures. In addition, we have instituted several other cost reduction measures, such as the suspension of 401(k) matching payments, a freeze in salary and wage increases and the strict oversight and reduction in discretionary travel and other overhead expenses. We believe that these reductions in operating costs have reduced our fixed costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. The majority of the severance costs of the August 2002 workforce reduction were paid by January 31, 2003, although some costs will be paid through August 2003. The majority of the severance costs of the November 2002 workforce reductions will be paid by April 30, 2003, although some costs will be paid through August 2003. Approximately $14.5 million of the $16.0 million is payroll-related with the balance representing reduced operating expenses for travel, non-recurring engineering and operating supplies.

Interest Expense. Interest expense was $1.6 million and $1.8 million for the three months ended January 31, 2003 and 2002, respectively. For the six months ended January 31, 2003, interest expense was $3.3 million as compared to $3.6 million for the same period of the prior year. Approximately $1.6 million for each of the three months ended January 31, 2003 and January 31, 2002 and approximately $3.2 million for each of the six months ended January 31, 2003 and January 31, 2002 relates to the convertible subordinated notes bearing interest at the rate of 4.25%.

Interest Income. Interest income was $1.1 million and $1.9 million for the three months ended January 31, 2003 and 2002, respectively. For the six months ended January 31, 2003, interest income was $2.3 million as compared to $4.4 million for the same period of the prior year. Interest income was lower in the three and six months ended January 31, 2003 than the same periods of the prior year as a result of lower cash balances and declining interest rates.

Income Tax. For the three and six months ended January 31, 2003, the Company provided a full valuation allowance against its tax benefits. As a result of a review undertaken at January 31, 2003 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its net deferred tax assets. The Company recorded a tax benefit of $25.2 million and $29.3 million for the three and six months ended January 31, 2002, respectively.

Net Loss. Net loss was $22.9 million, or $0.46 per diluted share, in the three months ended January 31, 2003, as compared with net loss of $37.8 million, or $0.78 per diluted share, in the same quarter in the prior year. The Company had a net loss of $45.6 million, or $0.93 per diluted share, in the six months ended January 31, 2003, as compared to net loss of $47.2 million, or $0.97 per diluted share, for the same period in the prior year. Before the inventory related provision, net loss was $12.5 million, or $0.26 per diluted share, in the three months ended January 31, 2002 and net loss was $21.9 million, or $0.45 per diluted share, in the six months ended January 31, 2002.

Liquidity and Capital Resources

At January 31, 2003, the Company had $161.3 million in cash equivalents and short-term investments and working capital of $247.1 million, as compared to $217.2 million of cash equivalents and short-term investments and $285.4 million of working capital at July 31, 2002. The decrease in the cash equivalents and short-term investments was due primarily to cash used in operations of $63.6 million and cash used in investing activities of $8.2 million, which was partially offset by cash provided by financing activities of $14.0 million.

Accounts receivable from trade customers was $28.8 million at January 31, 2003, as compared to $19.3 million at July 31, 2002. The primary reasons for the $9.5 million increase in accounts receivable are our decision to sell certain accounts receivable just prior to July 31, 2002 and our decision not to sell certain accounts receivable associated with shipments made just prior to January 31, 2003, along with a higher proportion of shipments being made in the quarter ended January 31, 2003. The allowance for doubtful accounts was $3.3 million, or 10.3% of gross trade accounts receivable, on January 31, 2003 and $3.6 million, or 15.7% of gross trade accounts receivable on July 31, 2002. Accounts receivable from other sources decreased $6.7 million to $3.6 million at January 31, 2003, as compared to $10.3 million at July 31, 2002. The decrease was attributed to the payments from our vendors for their purchase of our inventory at cost.

Inventories increased by $29.4 million to $124.6 million at January 31, 2003 as compared to $95.2 million at July 31, 2002. The increase is directly attributable to the conversion of prepaid expenses to inventory and to additions to inventory to support current and next generation production during fiscal 2003.

Prepaid expense decreased by $19.3 million to $11.4 million at January 31, 2003 as compared to $30.7 million at July 31, 2002. The decrease was attributed to the receipt of inventory against prepayments. Inventory related deposits were $2.7 million at January 31, 2003 and $23.1 million as of July 31, 2002.

Capital expenditures totaled $6.2 million for the six months ended January 31, 2003 as compared to $16.8 million for the six months ended January 31, 2002. The principal reason for the decrease is a slowed capital expenditure rate that reflects both the current adverse business conditions and reduced need for product introduction investment for the six months ended January 31, 2003 as compared with the six months ended January 31, 2002.

Other assets decreased by $1.0 million to $14.2 million at January 31, 2003 as compared to $15.2 million at July 31, 2002. The decrease is related to the reclassification of certain deposits that will be due in the next twelve months.

We have separate credit facilities with two domestic banks. One of our domestic credit facilities is comprised of a working capital line of $20.0 million and an equipment financing facility of $5.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The working capital line will be used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions. The equipment financing facility will be used to support the purchase of fixed assets. The facility imposes certain financial and other covenants. Outstanding borrowings at January 31, 2003 were $19.9 million under the working capital credit facility and the interest rate was 4.25%. The Company maintains a second revolving credit line for $30.0 million with another lender. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under this line at January 31, 2003. However, approximately $9.8 million in collateral guarantees and standby letters of credit have been issued under this line, primarily to support certain operating leases for equipment.

We received in August 2001 net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, we may redeem any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, we may redeem any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method, which approximates the effective interest method, over the term of the Notes.

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

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. The approximate future minimum lease payments under operating leases for real estate, equipment, operating leases and capital leases at January 31, 2003 are as follows:

Fiscal Year	Lease Payments
(In Thousands)
Balance of 2003	$8,660
2004	13,590
2005	9,002
2006	8,410
2007	5,962
Thereafter	1,414

$47,038

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our recent operating results have been negatively impacted by an industry-wide slowdown in the semiconductor industry, which began to impact us in the latter half of the second quarter of fiscal 2001. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 83.5% of revenues for the six months ended in January 31, 2003 and 88.2% in the same six months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 48.1% of our revenues for the six months ended January 31, 2003 and 40.8% of our revenues for the six months ended January 31, 2002. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on January 31, 2003, our stock price has ranged from a low of $3.12 to a high of $28.22. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We prepare our financial statements to conform to generally accepted accounting principles. Generally accepted accounting principles are subject to interpretations by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to revenue recognition, restructuring charges, employee stock purchase plans, stock option grants, product warranty disclosure and variable interest entities have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct business. In addition, the preparation of our financial statements in accordance with generally accepted accounting principles requires that we make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding those estimates could result in a change to our estimates and could impact our future operating results.

Terrorist attacks and threats, and government responses thereto, may negatively impact all aspects of our operations, revenues, costs and stock price.

The terrorist attacks in September 2001 in the United States and the U.S. retaliation for these attacks and the resulting decline in consumer confidence has had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues and profitability may be adversely impacted.

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

Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit-risk consist principally of cash equivalents, short-term investments and trade receivables. We place our cash equivalents and investments with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $172.2 million as of January 31, 2003 and in foreign currency exchange rates. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at prime. Long-term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the six months ended January 31, 2003, our revenues derived from shipments outside the United States constituted 48.1% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 2.4% of the outstanding accounts receivable balance at January 31, 2003. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars comprise 9.3% of the outstanding accounts payable balance at January 31, 2003.

Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Interest Rate Risk

The Company’s Notes, of approximately $150.0 million, bear interest at a fixed rate of 4.25%, and therefore changes in interest rates do not impact the Company’s interest expense on this debt. The Company from time to time has outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, the Company expects that a 1% change in interest rate will not have any material effect on the Company’s interest expense.

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

PART II–OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on December 10, 2002.
(b)	Stockholders elected Messrs. Richard S. Hill, Stephen M. Jennings and Robert E. Moore as Class I Directors to serve additional terms of three years. Messrs. Roger W. Blethen, Robert J. Boehlke and Roger J. Maggs continued to serve as Class II Directors, with their terms of office expiring at the 2003 Annual Meeting of Stockholders. Messrs. Mark S. Ain and Samuel Rubinovitz continued to serve as Class III Directors, with their term of office expiring at the 2004 Annual Meeting of Stockholders.
(c)	Matters voted upon and the results of the voting were as follows:
i.	Stockholders voted 40,687,949 shares FOR and 779,889 shares WITHHELD from the election of Richard S. Hill as a Class I Director. Stockholders voted 39,680,056 FOR and 1,787,782 shares WITHHELD from the election of Stephen M. Jennings as a Class I Director. Stockholders voted 40,698,961 shares FOR and 768,877 shares WITHHELD from the election of Robert E. Moore as a Class I Director.
ii.	Stockholders voted 27,155,207 shares FOR, 14,247,699 AGAINST and 64,932 shares ABSTAINED regarding the vote to approve the amendment to the 2001 Stock Plan.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10(FF) 2001 Stock Plan
(b)	There were no reports on Form 8-K filed during the three months ended January 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX CORPORATION

Date: March 14, 2003	By:	/s/ Mark J. Gallenberger
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

Dated: March 14, 2003

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

Dated: March 14, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this quarterly report on Form 10-Q for the period ended January 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of LTX Corporation and its wholly owned subsidiaries.

/s/ Roger W. Blethen
Roger W. Blethen Chairman of the Board and Chief Executive Officer

Dated: March 14, 2003

/s/ Mark J. Gallenberger
Mark J. Gallenberger Vice President and Chief Financial Officer and Treasurer

Dated: March 14, 2003