Form 10-Q
period 2003-04-30
LTX CORP
filed 2003-06-16
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Indicate by check ☒ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2003
Common Stock, par value $0.05 per share	49,542,637

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2003	July 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash equivalents	$71,477	$144,467
Short-term investments	75,507	72,691
Accounts receivable, net of allowances	22,407	19,308
Accounts receivable—other	3,459	10,269
Inventories	120,398	95,152
Prepaid expense	10,278	30,694

Total current assets	303,526	372,581

Property and equipment, net	75,972	76,171
Other assets	14,474	15,237

Total assets	$393,972	$463,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19,868	$14,870
Current portion of long-term debt	1,468	2,059
Accounts payable	16,841	25,714
Deferred revenues and customer advances	5,225	5,229
Deferred gain on leased equipment	11,495	10,248
Accrued restructuring charges	1,021	225
Other accrued expenses	24,493	28,818

Total current liabilities	80,411	87,163

Long-term debt, less current portion	150,365	151,293

Stockholders’ equity:
Common stock	2,611	2,599
Additional paid in capital	415,725	414,829
Other comprehensive income	1,202	891
Accumulated deficit	(244,562)	(181,025)
Less treasury stock, at cost	(11,780)	(11,761)

Total stockholders’ equity	163,196	225,533

Total liabilities and stockholders’ equity	$393,972	$463,989

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net sales	$28,777	$28,055	$85,795	$88,643
Cost of sales	23,481	23,298	70,547	69,830
Inventory related provision	—	—	—	42,200

Gross profit	5,296	4,757	15,248	(23,387)

Engineering and product development expenses	15,393	18,182	50,413	52,827
Selling, general and administrative expenses	7,186	6,781	21,081	21,319
Reorganization costs	—	—	5,593	—

Loss from operations	(17,283)	(20,206)	(61,839)	(97,533)

Other income (expense):
Interest expense	(1,654)	(1,540)	(4,968)	(5,145)
Interest income	961	1,200	3,270	5,645

Loss before income taxes	(17,976)	(20,546)	(63,537)	(97,032)

Income tax benefit	—	(8,218)	—	(37,471)

Net loss	$(17,976)	$(12,328)	$(63,537)	$(59,561)

Net loss per share:
Basic	$(0.36)	$(0.25)	$(1.29)	$(1.23)

Diluted	$(0.36)	$(0.25)	$(1.29)	$(1.23)

Weighted-average common shares used in computing net loss per share:
Basic	49,429	48,825	49,294	48,580

Diluted	49,429	48,825	49,294	48,580

Comprehensive income:
Net loss	$(17,976)	$(12,328)	$(63,537)	$(59,561)
Unrealized gain (loss) on marketable securities	39	91	311	(195)

Comprehensive loss	$(17,937)	$(12,237)	$(63,226)	$(59,756)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,537)	$(59,561)
Add (deduct) non-cash items:
Depreciation and amortization	12,511	12,834
Charge for excess inventory	—	42,200
Net gain from Ando Settlement	—	(778)
Deferred tax benefit	—	(36,863)
Translation (gain) loss	233	(69)
(Increase) decrease in:
Accounts receivable	3,670	14,077
Inventories	(26,636)	(10,975)
Prepaid expenses	20,416	2,762
Other assets	1,100	(694)
Increase (decrease) in:
Accounts payable	(8,875)	11,782
Accrued expenses and restructuring charges	(3,533)	(2,579)
Deferred revenues and customer advances	(3,210)	(34,121)

Net cash used in operating activities	(67,861)	(61,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(15,659)	(19,989)
Purchases of marketable securities	(62,079)	(53,446)
Proceeds from sale of marketable securities	53,263	21,477

Net cash used in investing activities	(18,475)	(51,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock plans:
Employees’ stock purchase plan	675	1,111
Exercise of stock options	231	3,395
Advances (payments) of short-term notes payable, net	4,998	(900)
Proceeds from convertible subordinated notes	—	145,566
Proceeds from lease financing	9,185	1,744
Purchase of treasury stock	(19)	—
Payments of long-term debt	(1,520)	(3,282)

Net cash provided by financing activities	13,550	147,634

Effect of exchange rate changes on cash	(204)	195

Net increase (decrease) in cash equivalents	(72,990)	33,886
Cash equivalents at beginning of period	144,467	141,096

Cash equivalents at end of period	$71,477	$174,982

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,562	$3,875
Income taxes	$74	$1,138

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

Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, the financial statements should be read in conjunction with the footnotes contained in the Company’s Annual Report on Form 10-K.

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

Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Service revenue totaled $7.0 million, or 24.3% of net sales and $8.9 million, or 31.7% of net sales for the three months ended April 30, 2003 and 2002, respectively, and $24.1 million, or 28.1% of net sales and $25.7 million, or 29.0% of net sales for the nine months ended April 30, 2003 and 2002, respectively. Revenue from engineering contracts are recognized over the contract period on a percentage of completion bases.

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

Product Warranty Costs

The Company provides standard warranty coverage on its systems for up to 12 months, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The Company uses actual service hours and parts expense per system and applies the actual labor and overhead rates to estimate the warranty charge. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly. The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the nine months ended April 30, 2003:

Product Warranty Activity	(in thousands)
Balance at July 31, 2002	$1,560
Warranty expenditures for current period	(1,105)
Changes in liability related to pre-existing warranties	130
Provision for warranty costs in the period	1,461

Balance at April 30, 2003	$2,046

Stock Based Compensation

The Company has three stock option plans: the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”) and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”). The 2001 Plan, 1999 Plan, and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2001 Plan and 1999 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under the plans are exercisable over vesting periods, which typically have been three to four years from the date of grant. The Company has reserved 9,300,000 shares of common stock for issuance under the stock option plans. At April 30, 2003, 2,480,850 shares were subject to future grant under the 2001 Plan, 445,975 shares were subject to future grant under the 1999 Plan and 14,557 shares were subject to future grant under the U.K. Plan. As of April 30, 2003, there were a total of 7,684,231 options outstanding under all stock option plans with an average exercise price of $10.77 per share.

Under the Company’s Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The Purchase Plan limits the number of shares that can be issued over the term of the plan to 3,000,000 shares. At April 30, 2003, 678,973 shares were available for future issuance under this Purchase Plan.

The Company accounts for its stock based compensation plans under the provisions of Accounting Principles Board (APB) Opinion No. 25 “Accounting For Stock Issued to Employees” and makes pro forma footnote disclosures as though the fair value method under Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting For Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was followed. Had compensation costs for awards for the three and nine months ended April 30, 2003 and April 30, 2002 under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under the guidance, the effect on the Company’s net loss and net loss per share would have been as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net loss:
As reported	$(17,976)	$(12,328)	$(63,537)	$(59,561)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(4,958)	(4,320)	(14,873)	(12,961)
Pro forma	$(22,934)	$(16,648)	$(78,410)	$(72,522)

Net loss per share:
Basic
As reported	$(0.36)	$(0.25)	$(1.29)	$(1.23)
Pro forma	(0.46)	(0.34)	(1.59)	(1.49)
Diluted
As reported	(0.36)	(0.25)	(1.29)	(1.23)
Pro forma	(0.46)	(0.34)	(1.59)	(1.49)

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net loss	$(17,976)	$(12,328)	$(63,537)	$(59,561)

Basic EPS
Basic common shares	49,429	48,825	49,294	48,580
Basic EPS	$(0.36)	$(0.25)	$(1.29)	$(1.23)

Diluted EPS
Basic common shares	49,429	48,825	49,294	48,580
Plus: Impact of stock options and warrants	—	—	—	—

Diluted common shares	49,429	48,825	49,294	48,580
Diluted EPS	$(0.36)	$(0.25)	$(1.29)	$(1.23)

Options to purchase 6,225,691 shares and 203,600 shares of common stock on April 30, 2003 and 2002, respectively, were outstanding but not included in the quarter end calculation of diluted net income per share because either the options’ exercise price was greater than the average market price of the common shares during the period ended, or the effect of including the options would have been anti-dilutive.

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

At April 30, 2003, certain short term investment balances of approximately $9.4 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating leases for equipment.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	April 30, 2003	July 31, 2002
	(in thousands)
Raw materials	$57,358	$41,710
Work-in-progress	40,132	30,495
Finished goods	22,908	22,947

	$120,398	$95,152

The Company is dependent on two semiconductor device manufacturers who are the sole suppliers of certain custom components for the Company’s products.

Reclassifications

Prior year financial statements have been reclassified to conform to the fiscal 2002 presentation. The reclassification had no impact on earnings for the prior period.

Recent Accounting Pronouncements

In February 2003, the Financial Accounting Standard Board (FASB) reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company does not expect that the adoption of EITF Issue No. 00-21 will have a material impact on its financial position and results of operations.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure, An Amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, and has adopted the disclosure requirement of SFAS 148 beginning with the financial statements for the Company’s quarter ended April 30, 2003.

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

The Company believes that the adoption of this standard will not have a material impact on the consolidated financial statements.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal (a combination of digital and analog) integrated circuits.

The Company’s net sales for the nine months ended April 30, 2003 and 2002, along with the long-lived assets at April 30, 2003 and July 31, 2002, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
	(in thousands)
Sales to unaffiliated customers:
United States	$13,772	$10,948	$43,420	$46,824
Singapore	6,635	8,912	20,227	20,116
Taiwan	3,816	2,476	8,141	3,879
Japan	361	1,754	3,369	6,312
All other countries	4,193	3,965	10,638	11,512

Total sales to unaffiliated customers	$28,777	$28,055	$85,795	$88,643

	April 30, 2003	July 31, 2002
	(in thousands)
Long-lived Assets:
United States	$54,433	$52,658
Singapore	11,178	12,540
Taiwan	3,439	3,954
Japan	36	41
All other countries	6,886	6,978

Total long-lived assets	$75,972	$76,171

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

4. REORGANIZATION COSTS

The following chart outlines the restructuring cost activity for the nine months ended April 30, 2003 for the restructuring charge of $3.6 million as the result of employee separation cost, which was accrued in the three months ended January 31, 2003 (the “November 2002 Plan”), the restructuring charge of $2.0 million as the result of employee separation cost, which was accrued in the three months ended October 31, 2002 (the “August 2002 Plan”) and the restructuring charge related to the consolidation of the Company’s two facilities in Westwood, Massachusetts recorded in 1994, the remaining amount of which consists of future payments related to termination of the Company’s lease on the facility that the Company subleased:

	Pre-Fiscal 1996 Plan	August 2002 Plan	November 2002 Plan
	(in thousands)
Accrual Balance at July 31, 2002	$225	$—	$—
Restructuring Reserve	—	1,990	—
Cash Charges	38	769	—

Accrual Balance at October 31, 2002	187	1,221	—
Restructuring Reserve	—	—	3,603
Cash Charges	37	374	2,303

Accrual Balance at January 31, 2003	$150	$847	$1,300
Restructuring Reserve	—	—	—
Cash Charges	37	265	974

Accrual Balance at April 30, 2003	$113	$582	$326

The workforce reduction impact for each plan is as follows:

	August 2002 Plan	November 2002 Plan
Production and Engineering	87	168
Sales, General & Administration	7	27

Total Reduction	94	195

5. SUBSEQUENT EVENT

On May 22, 2003, the Company announced that it entered into a definitive agreement to acquire StepTech, Inc., a privately held semiconductor test-technology company specializing in the development of ATE instrumentation for wireless, automotive, power and consumer integrated circuits. This acquisition follows the Company’s October 2000 18% equity investment in and agreement with the Company relating to the Fusion CX. Under the terms of the acquisition agreement, LTX acquired all remaining shares of StepTech for approximately $7.5 million and up to approximately 2.3 million shares of LTX common stock. In addition, LTX assumed outstanding StepTech options which following the transaction are exercisable for approximately 263,000 shares of LTX common stock. The acquisition was completed and closed in June 2003. The Company will account for the transaction using the purchase method and is evaluating appropriate charges, including charges for in process research and development.

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

We are also exposed to the risks associated with the current slowdown in the U.S. and global economies. World health concerns, geopolitical uncertainties, current and predicted decreases in consumer confidence, corporate profits and capital expenditures, and the lack of visibility regarding whether or when there will be a sustained recovery in the sale of electronic goods and information technology equipment underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial conditions and results of operations for the foreseeable future.

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

Inventory Reserve

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest that our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of April 30, 2003, our inventory of $120.4 million is stated net of inventory reserves of $43.8 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. The recent introduction of our Fusion HFi next generation test system combined with the prolonged slowdown in the industry increase the likelihood that additional inventory reserves could be required.

Warranty

Our products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. Our policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized. We believe that our recorded liability at April 30, 2003 is adequate to cover our future cost of materials, labor and overhead for the servicing of our products sold through that date. If actual product failures, or material or service delivery costs differ from our estimates, our warranty liability would need to be revised accordingly.

Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial conditions. An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. We take into consideration any circumstances in which we are aware of a customer’s inability to meet its financial obligations, a certain percentage of the accounts receivable balance, which is based on the age of the receivables and our historical experience. If circumstances change, and the financial condition of our customers were adversely effected resulting in their inability to meet their financial obligations to us, we may need to provide additional allowances.

Taxes

The Company has deferred tax assets resulting from tax credit carry forwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carry back and carry forward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position at April 30, 2003 and the increased uncertainty relative to the timing of profitability in future periods, we concluded that it was appropriate and conservative to have a full valuation allowance for our entire net deferred tax assets. As a result, the valuation allowance for deferred tax assets was approximately $126.6 million at April 30, 2003. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	81.6	83.0	82.3	78.8

Inventory related provision	0.0	0.0	0.0	47.6

Gross profit	18.4	17.0	17.7	(26.4)
Engineering and product development expenses	53.5	64.8	58.7	59.6
Selling, general and administrative expenses	25.0	24.2	24.5	24.1
Reorganization costs	0.0	0.0	6.5	0.0

Loss from operations	(60.1)	(72.0)	(72.0)	(110.1)

Other income (expense):
Interest expense	(5.9)	(5.5)	(5.8)	(5.8)
Interest income	3.5	4.3	3.8	6.4

Loss before income taxes	(62.5)	(73.2)	(74.0)	(109.5)
Benefit for income taxes	0.0	(29.3)	0.0	(42.3)

Net income (loss)	(62.5)%	(43.9)%	(74.0)%	(67.2)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Results of Operations

Three Months and Nine Months Ended April 30, 2003 Compared to the Three Months and Nine Months Ended April 30, 2002.

Net Sales. Net sales for the three months ended April 30, 2003 increased 2.5% to $28.8 million as compared to $28.1 million in the same quarter of the prior year. The increase in net sales is attributed primarily to a change in the mix of products shipped. For the nine months ended April 30, 2003, net sales were $85.8 million as compared to $88.6 million for the same period of the prior year, a decrease of 3.2%. The net sales during this period were relatively flat and continued to reflect reduced demand for semiconductor test equipment. Service revenue accounted for $7.0 million, or 24.3% of net sales, and $8.9 million, or 31.7% of net sales, for the three months ended April 30, 2003 and 2002, respectively, and $24.1 million, or 28.1% of net sales and $25.7 million, or 29.0% of net sales for the nine months ended April 30, 2003 and 2002, respectively. Geographically, sales to customers outside of the United States were 52.1% and 61.0% of net sales in the three months ended April 30, 2003 and 2002, respectively, and 49.4% and 47.2% for the nine months ended April 30, 2003 and 2002, respectively.

Inventory Related Provision. There were no inventory related provisions recorded during the three and nine months ended April 30, 2003. During the nine months ended April 30, 2002, we recorded a $42.2 million inventory related provision. Of the $42.2 million, $38.7 million of the provision related to excess inventory principally due to the sharp decline in semiconductor test system orders during the industry down cycle. The remaining $3.5 million related to Delta/STE inventory that was previously transferred to our third party reseller of Delta/STE products.

Gross Profit. The gross profit was $5.3 million, or 18.4% of net sales in the three months ended April 30, 2003, as compared to $4.8 million, or 17.0% of net sales, in the same quarter of the prior year. The increase was the result of slightly higher sales revenue and a lower level of manufacturing costs resulting from the outsourcing of our manufacturing to Jabil Circuit. For the nine months ended April 30, 2003, the gross profit was $15.2 million, or 17.7% of net sales, as compared to $(23.4) million, or (26.4)% for the same period in the prior year. Gross profit as a percentage of net sales for the nine months ended April 30, 2002 was negatively impacted by a $42 million, or 47.6% of net sales, inventory related provision. After the consideration of the inventory related provision, the decrease in gross profit for the nine months ended April 30, 2003 and for the nine months ended April 30, 2002 was primarily the result of product mix differences.

Engineering and Product Development Expenses. Engineering and product development expenses were $15.4 million, or 53.5% of net sales, in the three months ended April 30, 2003, as compared to $18.2 million, or 64.8% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2003, engineering and product development expenses were $50.4 million, or 58.7% of net sales, as compared to $52.8 million, or 59.6% of net sales for the same period in the prior year. The decrease in expenditures for both the three months and nine months ended April 30, 2003 is principally a result of lower non-recurring engineering charges and the impact of cost reduction measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.2 million, or 25.0% of net sales, in the three months ended April 30, 2003, as compared to $6.8 million, or 24.2% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2003, selling, general and administrative expenses were $21.0 million, or 24.5% of net sales, as compared to $21.3 million, or 24.1% of net sales, for the same period in the prior year. Selling, general and administrative expenses are relatively consistent for the three and nine month periods as the impact of cost reduction measures were offset by royalty payments.

Reorganization Costs. Reorganization costs were $5.6 million, or 6.5% of net sales, in the nine months ended April 30, 2003. In August 2002, we reduced our workforce by 94 employees due to adverse business conditions. In November 2002, we further reduced our workforce by 195 employees and contractors. These workforce reductions are expected to reduce annual selling, general and administrative expenses and engineering and product development expenses by approximately $5.0 million and $16.0 million, respectively. In addition, non-payroll expense reductions are expected to be approximately $3.0 million annually due to reduced operating and non-recurring engineering expenses. These consist primarily of lower operating expenses associated with reduced headcount and further cost reductions in non-recurring engineering expenditures. In addition, we have instituted several other cost reduction measures, such as the suspension of 401(k) matching payments, a freeze in salary and wage increases and the strict oversight and reduction in discretionary travel and other overhead expenses. We believe that these reductions in operating costs have reduced our fixed costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. The majority of the severance costs of the August 2002 and November 2002 workforce reductions were paid by April 30, 2003, although some costs will be paid through August 2003. Approximately $14.5 million of the $16.0 million is payroll-related with the balance representing reduced operating expenses for travel, non-recurring engineering and operating supplies.

Interest Expense. Interest expense was $1.7 million and $1.5 million for the three months ended April 30, 2003 and 2002, respectively. For the nine months ended April 30, 2003, interest expense was $5.0 million as compared to $5.1 million for the same period of the prior year. Approximately $1.6 million for each the three months ended April 30, 2003 and April 30, 2002 and approximately $4.8 million for each of the nine months ended April 30, 2003 and April 30, 2002 relates to the convertible subordinated notes bearing interest at the rate of 4.25%.

Interest Income. Interest income was $1.0 million and $1.2 million for the three months ended April 30, 2003 and 2002, respectively. For the nine months ended April 30, 2003, interest income was $3.3 million as compared to $5.6 million for the same period of the prior year. Interest income was lower in the three and nine months ended April 30, 2003 than the same periods of the prior year as a result of lower cash balances and declining interest rates.

Income Tax. For the three and nine months ended April 30, 2003, the Company provided a full valuation allowance against its tax benefits. As a result of a review undertaken at April 30, 2003 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its net deferred tax assets. The Company recorded a tax benefit of $8.2 million and $37.5 million for the three and nine months ended April 30, 2002, respectively.

Liquidity and Capital Resources

At April 30, 2003, the Company had $147.0 million in cash equivalents and short-term investments and working capital of $223.1 million, as compared to $217.2 million of cash equivalents and short-term investments and $285.4 million of working capital at July 31, 2002. The decrease in the cash equivalents and short-term investments was due primarily to cash used in operations of $67.9 million and cash used in investing activities of $18.5 million, which was partially offset by cash provided by financing activities of $13.6 million.

Accounts receivable from trade customers was $22.4 million at April 30, 2003, as compared to $19.3 million at July 31, 2002. The primary reason for the $3.1 million increase in accounts receivable was that a higher proportion of shipments were made just prior to April 30, 2003. The allowance for doubtful accounts was $3.3 million, or 12.8% of gross trade accounts receivable, on April 30, 2003 and $3.6 million, or 15.7% of gross trade accounts receivable on July 31, 2002. The Company has an agreement with its commercial lender that allows the Company to sell certain of its accounts receivable to the lender without recourse. Sales under this agreement totaled $6.1 million for the three months ended April 30, 2003. Accounts receivable from other sources decreased $6.8 million to $3.5 million at April 30, 2003, as compared to $10.3 million at July 31, 2002. The decrease was attributed to the payments from our vendors for their purchase of our inventory at cost.

Inventories increased by $25.2 million to $120.4 million at April 30, 2003 as compared to $95.2 million at July 31, 2002. The increase is directly attributable to the conversion of prepaid expenses to inventory and to additions to inventory to support current and next generation production.

Prepaid expense decreased by $20.4 million to $10.3 million at April 30, 2003 as compared to $30.7 million at July 31, 2002. The decrease was attributed to the receipt of inventory against prepayments. Inventory related deposits were $2.6 million at April 30, 2003 and $23.1 million as of July 31, 2002.

Capital expenditures totaled $15.7 million for the nine months ended April 30, 2003 as compared to $20.0 million for the nine months ended April 30, 2002. The principal reason for the decrease is a slowed capital expenditure rate that reflects both the current adverse business conditions and reduced need for product introduction investment for the nine months ended April 30, 2003 as compared with the nine months ended April 30, 2002.

Other assets decreased by $0.7 million to $14.5 million at April 30, 2003 as compared to $15.2 million at July 31, 2002. The decrease is related to the reclassification of certain deposits that will be due in the next twelve months.

We have separate credit facilities with two domestic banks. One of our domestic credit facilities is comprised of a working capital line of $20.0 million and an equipment financing facility of $5.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The working capital line will be used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions. The equipment financing facility may be used to support the purchase of fixed assets. The facility imposes certain financial and other covenants. Outstanding borrowings at April 30, 2003 were $19.9 million under the working capital credit facility and the interest rate was 4.25%. The Company maintains a second revolving credit line for $30.0 million with another lender. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under this line at April 30, 2003. However, approximately $9.4 million in collateral guarantees and standby letters of credit have been issued under this line, primarily to support certain operating leases for equipment.

We received in August 2001 net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes (the “Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, we may redeem any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, we may redeem any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method, which approximates the effective interest method, over the term of the Notes.

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

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. The approximate future minimum lease payments under operating leases for real estate, equipment, operating leases and capital leases at April 30, 2003 are as follows:

Fiscal Year	Lease Payments
(In Thousands)
Balance of 2003	$5,779
2004	13,639
2005	9,035
2006	8,410
2007	5,962
Thereafter	1,414

$44,239

We anticipate available cash balances and credit facilities will be adequate to fund our currently proposed operating activities for the next twelve months.

BUSINESS RISKS

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would”, “intends,” “estimates,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements, particularly under the heading “Business Risks,” which we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statement we make.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 83.9% of revenues for the nine months ended in April 30, 2003 and 84.1% in the same nine months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

Our acquisition of StepTech, and future acquisitions, may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We have recently announced our acquisition of StepTech, Inc. and we may seek to acquire or invest in additional complementary businesses, products, technologies or engineers. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could materially adversely affect our business, financial condition and results of operations.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our acquisition of StepTech or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Our past and future acquisitions may involve many risks, including:

•	difficulties in managing our growth following acquisitions;

•	difficulties in the integration of the acquired personnel, operations, technologies, products and systems of the acquired companies;

•	uncertainties concerning the intellectual property rights we purport to acquire;

•	unanticipated costs or liabilities associated with the acquisitions;

•	diversion of managements’ attention from other business concerns;

•	adverse effects on our existing business relationships with our or our acquired companies’ customers;

•	potential difficulties in completing projects associated with purchased in process research and development; and

•	inability to retain employees of acquired companies.

Any of the events described in the foregoing paragraphs could have an adverse effect on our business, financial condition and results of operations and could cause the price of our common stock to decline.

Our dependence on subcontractors and sole source suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on subcontractors to manufacture Fusion and many of the components and subassemblies for our products, and we rely on sole source suppliers for certain components. We may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including a result of a change in control of, or deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is a lengthy process. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The process of qualifying subcontractors and suppliers is a lengthy process. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components. Each is a sole source supplier of components manufactured in accordance with our proprietary design and specifications. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. Vitesse Semiconductor is also a Fusion customer.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 49.4% of our revenues for the nine months ended April 30, 2003 and 47.2% of our revenues for the nine months ended April 30, 2002. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on April 30, 2003, our stock price has ranged from a low of $3.12 to a high of $22.73. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

The terrorist attacks in 2001 in the United States and the U.S. retaliation for these attacks and the resulting decline in consumer confidence has had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues and profitability may be adversely impacted.

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

We expect that our existing cash and marketable securities and the proceeds from the bank financings, will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event that we may need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $171.7 million as of April 30, 2003 and in foreign currency exchange rates. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short-term bank debt bears interest at prime. Long-term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In the nine months ended April 30, 2003, our revenues derived from shipments outside the United States constituted 49.4% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 2.7% of the outstanding accounts receivable balance at April 30, 2003. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars comprise 8.3% of the outstanding accounts payable balance at April 30, 2003.

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

PART II—OTHER INFORMATION

Item	6. Exhibits and Reports on Form 8-K

(a)	None.
(b)	The Company filed a report on Form 8-K on February 14, 2003 announcing that it had entered into an Amendment to Rights Agreement with EquiServe Trust Company, N.A., whereby the Company amended its Rights Agreement dated as of April 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: June 16, 2003	By:	/s/ Mark J. Gallenberger
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

/s/ Roger W. Blethen
Roger W. Blethen
Chairman of the Board and
Chief Executive Officer

Dated: June 16, 2003

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

Dated: June 16, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. §1350

Pursuant to 18 U.S.C. §1350, each of the undersigned certifies that this quarterly report on Form 10-Q for the period ended April 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of LTX Corporation and its wholly owned subsidiaries.

/s/ Roger W. Blethen
Roger W. Blethen
Chairman of the Board and
Chief Executive Officer

Dated: June 16, 2003

/s/ Mark J. Gallenberger
Mark J. Gallenberger
Vice President and
Chief Financial Officer and Treasurer

Dated: June 16, 2003