Form 10-K
period 2003-07-31
LTX CORP
filed 2003-10-29
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

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

Common Stock, par value $0.05 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2003 was $261,889,310.

Number of shares outstanding of each of the issuer’s classes of Common Stock as of September 2, 2003:

Common Stock, Par Value $0.05 Per Share, 52,044,531 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report. The Compensation Committee Report, Stock Performance Graph and Audit Committee Report of the Registrant’s Proxy Statement are expressly not incorporated herein by reference.

LTX CORPORATION

PART I

Item 1.     Business

Introduction

LTX Corporation (“LTX” or the “Company”) designs, manufactures, markets and services semiconductor test solutions. Semiconductor designers and manufacturers worldwide, such as Analog Devices, Infineon Technologies, National Semiconductor, Philips Semiconductor, STMicroelectronics and Texas Instruments, use semiconductor test equipment to test devices at two different stages during the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. We provide test systems, global applications consulting, repair services and operational support to over 100 customers in more than 15 countries. For additional information relating to foreign revenues, refer to Note 9 to the Company’s Consolidated Financial Statements.

We offer our customers the LTX Fusion® platform, which combines our enVision++ software with our Fusion HFi, Fusion HF or Fusion CX configurations. Fusion was the first of a new class of test systems designed to test system-on-a-chip, or SOC, devices in a single test step. With Fusion, we believe we have the leading test system capable of testing a broad range of analog, digital, and mixed signal (a combination of digital and analog) devices, and most importantly, SOC devices, on a single platform.

LTX focuses its marketing and sales on integrated device manufacturers (IDMs), subcontractors, which perform manufacturing services for the semiconductor industry, foundries, which provide wafer manufacturing capability, and fabless companies, which design integrated circuits but have no manufacturing capability.

LTX Corporation was incorporated in Massachusetts in 1976. Our executive offices are located at University Avenue, Westwood, Massachusetts 02090 and our telephone number is 781-461-1000. The terms “LTX” and the “Company” refer to LTX Corporation and its wholly owned subsidiaries unless the context otherwise specified. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the Investor Relations section of the Company’s website at www.ltx.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

In recent years, increases in unit production resulted primarily from the proliferation of the personal computer and growth of the telecommunications industry. We expect that future unit production growth will be augmented by the mobile internet, broadband network access, the increased use of digital signal processing (DSP) devices, and power management applications. These increases in unit production in turn lead to a corresponding increase in the need for test equipment.

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

Fusion is a unique solution to the SOC test challenge because it provides all of the following:

A single test platform.    Thoroughly testing an SOC device on more than one tester is either technically infeasible, because the device is not partitioned for its mixed signal, digital and embedded memory functions to operate independently from each other, or economically impractical due to the significantly higher cost of multiple testers and insertions required for comprehensive testing. Our Fusion test platform combines our test station hardware with our enVision++ software to provide a flexible, scalable test environment. By integrating the testing of mixed signal, digital and embedded memory functions, Fusion provides better test performance and lower cost of ownership for our customers. Our customers are also using Fusion to raise the utilization rates of their test floors in testing their digital and mixed signal devices. Not only have these customers selected Fusion as part of their SOC strategy, but they are also purchasing Fusion for capacity expansion on these traditional devices, eliminating the need for separate digital and mixed signal testers.

Multi-site test capability.    Multi-site testing, the parallel testing of more than one device (of the same type) on one testing machine at a given time, lowers the overall cost of testing devices by increasing the throughput of each testing machine. We designed Fusion to make multi-site testing easier for the test designer. Earlier generations of testing equipment required test engineers to spend significant amounts of time writing specific software programs to run tests in parallel. Our enVision++ software allows test engineers to expand single-site testing programs into multi-site testing programs with ease. Fusion’s hardware can be configured with a sufficient number of instruments to perform multi-site testing even on highly complex SOC devices. These features allow our customers to take advantage of the increased throughput offered by multi-site testing without sacrificing their ability to introduce new products to market quickly.

A full range of mixed signal instrumentation.    Testing different types of SOC input/output interfaces requires radio frequency (RF), digital signal processing (DSP), power management, time measurement, and other instruments. Fusion provides customers with the broad range of mixed signal instrumentation necessary to test these devices to the customer’s desired specifications. Mixed signal test expertise is in short supply in the industry and one of our strengths in SOC testing is the depth of our mixed signal intellectual property, based on our heritage as a pioneer in this field.

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

The LTX Business Strategy

LTX’s objective is to be the leading supplier of semiconductor test equipment. Key elements of our strategy include:

Extend our technological lead in single platform testing.    We believe that a single test platform solution offers our customers the greatest flexibility in managing the utilization of their test assets, thereby decreasing the cost of test. We intend to continue to focus our resources on a single integrated hardware and software test platform solution by developing options and configurations that will extend Fusion’s reach to address cost-effectively the testing of semiconductor devices across a wider spectrum of performance and complexity. Rather than diluting our resources with a multiple platform strategy, we believe our resources will provide a higher return on investment by focusing on a single test platform for advanced digital, mixed signal, and SOC devices.

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

Further improve the flexibility of our business model.    In order to focus our resources on the development of Fusion, improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a more flexible business model. With the completion of the transition of our assembly, system integration and testing operations to Jabil Circuit, substantially all of our manufacturing functions have been outsourced to third parties. We augment our focused internal development resources through our Open Platform Program and through strategic alliances with third party test technology providers. We engage contract employees to address periods of peak demand. Through our strategic alliances, we have implemented additional international distribution and sub-contracted repair and support functions. We intend to continue to identify and implement programs which enhance our ability to meet customers’ needs while reducing fixed costs.

Fusion Overview

Fusion offers a unique solution for testing the full spectrum of non-memory devices, consisting of SOC, mixed signal, and digital devices. The Fusion test platform provides customers with highly reliable test performance and cost-efficiency in their efforts to accelerate their time-to-market for SOC, mixed signal, and digital devices. The Fusion test platform combines our test station hardware with our enVision++ software and is available in Fusion HFi, Fusion HF, and Fusion CX configurations. These configurations depend primarily on the digital complexity of the device to be tested.

enVision++

Our enVision++ software helps customers design device test programs faster and more efficiently by providing a customer’s test engineer with an expandable library of prepackaged, reusable test program modules and debugging tools, all accessible through an easy-to-use graphical user interface. In most other testers, test engineers can reuse test code only by cutting and pasting lines of program code. enVision++ software circumvents much of this laborious process by encapsulating test techniques into software objects that are added to the library for reuse in subsequent test programs. The test engineer can use these software objects when designing new test programs simply by inserting them into the program flow.

Fusion HF and HFi

Our Fusion HF is one of the most advanced testers available. The Fusion HF and HFi (described below) feature up to 1,024 digital pins, mixed signal and RF test instruments, and power management test technology. Before the advent of Fusion HF, semiconductor manufacturers required several narrowly focused testers, designed to test only digital, with or without embedded memory, or only mixed signal devices, but not all three. Since the Fusion HF single platform can efficiently test complex devices ranging from mixed signal to digital to SOC, it eliminates the need for mutually exclusive testers. The Fusion HF test system offers the broadest range of leading-edge test capability in a single platform, including advanced mixed signal, high-speed digital, digital signal processing, RF wireless, embedded memory, power management, and time measurement. This range of instrumentation on a single platform allows semiconductor manufacturers to optimize their asset utilization, thereby increasing their manufacturing flexibility and lowering the overall cost of their testing processes. Fusion’s modular, open architecture has been designed so that it can keep pace with today’s rapid changes in test technology. As new generations of devices require more advanced test capabilities, customers can easily upgrade their Fusion testers to accommodate these requirements. Our Open Platform Program encourages third party development of instrumentation for Fusion to augment our internal development, thereby increasing flexibility and scalability.

Our Fusion HFi provides higher performance digital channels in a smaller footprint than the Fusion HF. Custom IC development has significantly reduced the component count required to implement the digital subsystem. This, coupled with state-of-the-art packaging and a new, modular integrated thermal management system, provides a reduction in board and interconnect count thereby reducing the overall footprint of the tester. The complete range of instruments developed for the Fusion HF are also available for the Fusion HFi. The Fusion HFi preserves our customers’ investments in test programs and intellectual property, loadboards, design links, factory integration, and training through compatibility with current Fusion HF configurations while providing greater digital test capabilities.

Fusion CX

The Fusion CX is a high-performance, lower cost Fusion system targeted primarily towards the testing of high-volume mixed signal devices. The mixed signal device technologies tested by Fusion CX are often the precursor to mixed signal technologies that will be incorporated into next generation SOC designs. Because Fusion CX uses the same enVision++ development software as Fusion HF, customers are able to upgrade their test capability to Fusion HF and HFi as the complexity of their next generation SOC devices require. The Fusion CX features up to 128 digital pins, mixed signal and RF test instruments, and power management test technology. Typical device types tested on Fusion CX include radio frequency/wireless such as 802.11b, power management and automotive devices.

Service

We consider service to be an important aspect of our business. Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of components manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us, and warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell. Service revenue totaled $32.1 million, or 26.8% of net sales, in fiscal 2003, $34.4 million, or 28.3% of net sales, in fiscal 2002, and $37.3 million, or 11.3% of net sales, in fiscal 2001.

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

Engineering and Product Development

The test equipment market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position will depend upon our ability to successfully enhance the Fusion platform and develop new instrumentation, and to introduce these new products on a timely and cost-effective basis. We devote a significant portion of personnel and financial resources to the continued development of our single platform SOC capabilities, including embedded memory, digital and mixed signal core competencies. We also seek to maintain close relationships with our customers in order to be responsive to their product development and production needs. Our expenditures for engineering and product development were $66.1 million, $71.1 million, and $66.0 million, during fiscal 2003, 2002, and 2001, respectively.

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

Sales and Distribution

We sell our products primarily through a worldwide direct sales organization. Our sales organization is structured around key accounts, with a sales force of 25 people. We use a small number of independent sales representatives and distributors in certain other regions of the world.

Our sales to customers outside the United States are primarily denominated in United States dollars. Sales outside North America were 43%, 52%, and 48%, of total sales in fiscal 2003, 2002, and 2001, respectively.

Strategic Alliances

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

We have also established additional alliances that we believe will allow us to achieve our strategic goals of maintaining flexibility in our business model and expanding our ability to provide our customers throughout the world with local support. For example, DI Corporation, located in Korea, provides local sales and support to the Korean market resulting in improved communications for our customers and better market access for us. A subsidiary of Flextech Holdings, based in Singapore, provides board repair services for our customers, enabling quick repair turnarounds for our Asian customers and allowing us to focus on new product development. We have a minority equity investment in the Flextech subsidiary. Our relationships with DI Corporation and the Flextech subsidiary allow us to maintain flexibility in our business model through regional outsourcing of sales and support and board repair services.

Customers

Our customers include many of the world’s leading semiconductor device manufacturers. In fiscal year 2003, 2002 and 2001, Texas Instruments accounted for 58%, 45% and 26% of net sales, respectively. In fiscal year 2002 and 2001, Vitesse Semiconductor Corporation accounted for 11%, and 22% of net sales, respectively. In fiscal year 2001, Philips Semiconductor accounted for 12% of net sales and Infineon Technologies accounted for 11% of net sales. Customers that have ordered Fusion products include the following:

ALi (formerly Acer Labs)	Infineon Technologies	Renesas
Agere Systems	Maxim Integrated Devices	Samsung
Amkor	Motorola	SPIL
AMS International	National Semiconductor	STATS
Analog Devices	NEC	STMicroelectronics
ASAT	On Semiconductor	Texas Instruments
ASE	Philips Semiconductor	UTAC
Carsem	Qlogic	Vitesse Semiconductor

Because a relatively small number of semiconductor companies purchase most of the world’s semiconductor test equipment and we have concentrated our sales and support efforts on such key customers, we believe that sales to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

Manufacturing and Supply

We have completed the transition of our final assembly, system integration and testing operations of our Fusion HF to Jabil Circuit. We are also in the process of outsourcing the manufacturing of our Fusion HFi and CX. We outsource certain components and subassemblies to contract manufacturers, such as Sanmina-SCI Corporation. We use standard components and prefabricated parts manufactured to our specifications. These components and subassemblies are used to produce testers in configurations specified by our customers. Most of the components for our products are available from a number of different suppliers; however, certain components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components currently are available in adequate amounts, we cannot be certain that shortages will not develop in the future. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components, who are sole source suppliers of custom components for our products. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. We continuously evaluate sources for our custom components. We cannot assure you that such alternative sources will be qualified or available to us.

Our facilities in Westwood, Massachusetts and San Jose, California perform final customer acceptance testing on certain shipments and research and development activities, which include assembly, system integration and testing for prototypes.

Competition

Many other domestic and foreign companies participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver our products on a timely basis. Our principal competitors in the market for test systems are Agilent Technologies, Credence Systems, NPTest Inc., and Teradyne. Teradyne and Agilent have a substantially larger share of our addressable market than we do, and Teradyne and Agilent, and most of our other major competitors, have greater financial and other resources than we do. Certain of these competitors have a larger installed base of equipment than we do. Each of our major competitors are suppliers of other types of automatic test equipment and also supply products to other markets. We expect our competitors to enhance their current products and they could introduce new products with comparable or better price and performance. In addition, new competitors, including semiconductor manufacturers themselves, may offer new technologies, which may in turn reduce the value of our product lines.

Backlog

At July 31, 2003, our backlog of unfilled orders for all products and services was $79 million, compared with $80 million at July 31, 2002. Historically, test systems generally ship within twelve months of receipt of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

The semiconductor industry and demand for semiconductor test equipment is highly cyclical. Customer delivery dates and order patterns typically get delayed and become less predictable when the semiconductor industry capacity exceeds demand for a sustained period of time. We review our backlog on a quarterly basis in order to determine if current or anticipated business conditions will have an impact on the delivery dates for items remaining in our backlog. On July 31, 2002, we adjusted our backlog downward by $69 million. Although none of the $69 million reduction in backlog was due to customer cancellations, we believe that the limited visibility in the semiconductor capital equipment industry as we entered our fiscal 2003 warranted this adjustment. There were no significant customer cancellations in fiscal 2003. In the fourth quarter of fiscal 2003, we adjusted our backlog downward by $6 million as customers further delayed delivery dates.

Proprietary Rights

The development of our products is largely based on proprietary information. We rely upon a combination of contract provisions, copyright, trademark and trade secret laws to protect our proprietary rights in products. We also have a policy of seeking U.S. patents on technology considered of particular strategic importance. The earliest expiration date of any of our patents is March 2, 2010. Our other patents have later expiration dates and relate to various technologies, including technology relating to the Fusion system and pin electronics. Although we believe that the copyrights, trademarks and patents we own are of value, we believe that they will not determine our success, which depends principally upon our engineering applications, manufacturing, marketing and service skills. However, we intend to protect our rights when, in our view, these rights are infringed upon.

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

Employees

At July 31, 2003, we employed 576 employees and 35 temporary workers. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We consider relations with our employees to be good.

Business Combinations

In October 2000, we purchased 19% of the outstanding common stock of Step Tech, Inc., an outsource technology provider to a broad range of semiconductor test equipment suppliers. We also entered into a development agreement at that time to provide us with test technology to broaden the reach of Fusion’s single platform, scalable architecture into the high volume, commodity semiconductor market. StepTech was a privately-held company that specialized in the design and manufacture of cost–effective test instrument solutions and software for key growth areas such as wireless and mixed signal semiconductor testing. On June 10, 2003, we acquired the remaining 81% of the outstanding shares of StepTech for a net cash payment of $6.5 million and 2,283,750 shares of LTX common stock of which 288,125 shares are contingent upon certain milestones being met. In addition, all outstanding StepTech stock options were converted into options to purchase 263,112 shares of LTX common stock and options to purchase 300,000 shares of LTX stock with an exercise price equal to the fair market value of LTX stock on the date of grant were also issued. For a further discussion, see Note 3 to the Consolidated Financial Statements.

Environmental Affairs

Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on our capital expenditures, earnings or competitive position.

Item 2.    Properties

All of our facilities are leased. We have achieved worldwide ISO 9001:2000 certification at our facilities. We maintain our headquarters in Westwood, Massachusetts, where corporate administration, sales and customer support, engineering research and development and manufacturing are located in a 167,500 square foot facility under a lease, which expires in 2009. In May 1995, we subleased to a third party for a ten year term a 208,000 square foot facility in Westwood, Massachusetts, which we had leased until 2010. In fiscal year 2002, the Company and its landlord agreed to terminate this lease. We also maintain an additional development facility in a 71,000 square foot building in San Jose, California. Our lease of this facility expires in 2007. We also lease sales and customer support offices at various locations in the United States totaling approximately 31,000 square feet. We have a total of eight leased properties in the United States, four in Asia and six in Europe.

As part of the acquisition of StepTech, Inc., we assumed the lease on an 18,000 square foot manufacturing and development facility in Hopkinton, Massachusetts. The manufacturing operation at the Hopkinton facility is being transitioned to our outsource manufacturer, Jabil Circuit, Inc.

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

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stock Holder Matters

Our common stock is quoted on the Nasdaq National Market under the symbol “LTXX”. The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2003
First Quarter	$11.00	$3.12
Second Quarter	9.69	5.25
Third Quarter	7.03	4.29
Fourth Quarter	11.45	6.50
Fiscal Year Ended July 31, 2002
First Quarter	$23.99	$10.85
Second Quarter	25.03	17.56
Third Quarter	27.41	19.12
Fourth Quarter	22.48	8.40
Fiscal Year Ended July 31, 2001
First Quarter	$26.13	$12.25
Second Quarter	18.38	10.19
Third Quarter	27.25	13.69
Fourth Quarter	31.82	18.55

We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. In addition, our credit agreement with a bank contains certain covenants that prohibit us from paying cash dividends.

As of September 2, 2003, we had approximately 1,037 stockholders of record of our common stock.

Compensation Plans

The following table shows information relating to the Company’s compensation plans as of July 31, 2003:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Plan Category
Equity compensation plans approved by security holders	8,170,946	$10.37	3,192,220	*
Equity compensation plans not approved by security holders	0	0	0

Total	8,170,946	$10.37	3,192,220	*

*Includes 529,116 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code.

Item 6.    Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2003 are derived from our audited consolidated financial statements.

	Fiscal Years ended July 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data and statistics)
Consolidated Statement of Operations Data:
Net sales	$119,449	$121,273	$330,030	$305,535	$157,326
Cost of sales	97,368	96,006	177,034	161,078	93,451
Inventory related provision	48,483	42,200	12,800	—	—
Engineering and product development expenses	66,088	71,102	65,987	50,582	34,828
Selling, general and administrative expenses	27,321	28,337	37,029	38,477	31,517
In-process research and development	16,100	—	—	—	—
Reorganization costs	6,696	—	1,200	—	—

Income (loss) from operations	(142,607)	(116,372)	35,980	55,398	(2,470)
Other (expense) income	(2,461)	215	7,894	3,123	(941)
Gain on liquidation/sale of business units	—	—	—	—	3,786
Provision (benefit) for income taxes	—	33,723	13,163	(20,214)	—

Net income (loss) before cumulative effect of change in accounting principle	(145,068)	(149,880)	30,711	78,735	375
Cumulative effect of change in accounting principle, net of applicable tax (a)	—	—	9,566	—	—

Net income (loss)	$(145,068)	$(149,880)	$21,145	$78,735	$375

Net income (loss) per share:
Basic	$(2.92)	$(3.08)	$0.44	$1.84	$0.01
Diluted	$(2.92)	$(3.08)	$0.43	$1.70	$0.01
Weighted-average common shares used in computing net income (loss) per shares:
Basic	49,614	48,693	47,782	42,897	35,696
Diluted	49,614	48,693	49,634	46,201	36,958
Consolidated Balance Sheet Data:
Working capital	$155,905	$285,418	$260,580	$307,887	$47,915
Property and equipment, net	73,443	76,171	66,739	38,125	31,942
Total assets	324,896	463,989	483,039	456,504	147,993
Total debt	170,785	168,222	24,177	26,108	27,477
Stockholders’ equity	99,088	225,533	369,269	339,676	58,928
Other Information (unaudited):
Current ratio	3.06	4.27	3.42	3.92	1.71
Asset turnover	0.37	0.26	0.68	0.67	1.06
Debt as a percentage of total capitalization	63.3%	42.7%	6.1%	7.1%	31.8%
Additions to property and equipment (net)	$17,506	$26,460	$47,333	$17,850	$9,636
Depreciation and amortization	16,896	17,025	14,139	10,613	11,291

(a)	Effective August 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, (“SAB 101”) as amended. The Company has no proforma data for fiscal years prior to 2001 as the amounts are not readily determinable based on the nature of the revenue adjustments required by SAB 101.

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

LTX focuses its marketing and sales on integrated device manufacturers (IDMs), subcontractors, which perform manufacturing services for the semiconductor industry, foundries, which provide wafer manufacturing capability, and fabless companies, which design integrated circuits but have no manufacturing capability.

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

Our operating results have been negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and has continued through our fiscal year ended July 31, 2003. The following graph shows the sharp decline in the three-month moving average semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2003, as calculated by SEMI, an industry trade organization:

Despite this sharp decline in business activity for the semiconductor test market, we have continued to invest in the further development and enhancement of our Fusion platform. We believe that our competitive advantage in this industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of the most advanced semiconductor devices in a cost-efficient manner. Therefore, we have continued to invest significant amounts in engineering and product development in an effort to further differentiate the Fusion platform from the product offerings of our competitors. In fiscal 2003, engineering and product development expenses were $66.1 million, or 55.3% of net sales, as compared to $71.1 million, or 58.6% of net sales in fiscal 2002. The $5.0 million decrease in engineering and product development expenses in fiscal years 2003 from 2002 was a result of the completion of next generation Fusion development projects. We believe that our single-platform product strategy is a more cost-efficient means of focusing product research and development efforts, since we are able to avoid dilution of our development efforts across multiple product platforms.

Additionally, because in the past a high proportion of our manufacturing costs included in cost of sales have been fixed, we have been limited in our ability to reduce manufacturing expenses and inventory purchases quickly in response to decreases in orders and revenues during cyclical downturns in the semiconductor industry. In order to continue our strategy of investing in product research and development during a downturn while mitigating the adverse effect on profitability, we have taken steps to transform certain historically fixed manufacturing overhead costs into variable costs. Over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations to Jabil Circuit, which will further reduce our fixed manufacturing costs. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

Finally, we have also undertaken several additional cost reduction measures during this downturn to further mitigate the adverse effect of this cyclical downturn on our profitability. Our total worldwide headcount has been reduced from 776 employees and 56 temporary workers at the end of fiscal 2002 to 576 employees and 35 temporary workers at the end of fiscal 2003. In addition, we have continued to maintain other cost reduction measures, such as the suspension of 401(k) matching payments, a freeze in salary and wage increases and the strict oversight and reduction in discretionary travel and other overhead expenses. We believe that these reductions in operating costs have reduced our fixed costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

Management believes that recent improvements in business activity, together with other industry indicators at the end of fiscal 2003, may be the first signs of an emerging recovery leading to the next growth cycle. The Company has seen revenue and orders improvement over the past two quarters. Although the sluggish industry conditions of the last downturn will continue to adversely affect the Company’s results of operations in the near term, we believe our investments and actions taken during the downturn provide us with a good opportunity to increase revenues, generate profits and produce strong positive cash flow as business conditions improve. However, the Company’s results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure, or if the emerging recovery is not sustained. At the current low levels of business, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

We are also exposed to the risks associated with the current emerging recovery in the U.S. and global economies. The lack of visibility regarding whether or when there will be a sustained recovery in the sale of electronic goods and information technology equipment, and uncertainty regarding the magnitude of the recovery, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows: revenue recognition, inventory reserve, income taxes, warranty, goodwill and other intangibles, in process research and development, impairment of long-lived assets and allowances for doubtful accounts.

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

Inventory Reserve

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. During fiscal 2003, the Company had no reversals of reserves related to the sale of previously written down items. As of July 31, 2003, our inventory of $66.9 million is stated net of inventory reserves of $93.3 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

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

The Company has deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog and future sales projections. We had previously provided valuation allowances only for future tax benefits resulting from certain foreign losses and various state tax attributes. However, where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position at July 31, 2002 and the increased uncertainty relative to the timing of profitability in future periods, we concluded that it was appropriate to establish a valuation allowance for our entire net deferred tax assets. The Company established a full valuation allowance for our remaining deferred tax assets and recognized a $78.8 million non-cash charge during fiscal year 2002. As a result, the valuation allowance for deferred tax assets increased from $101.6 million at July 31, 2002, to $164.0 million at July 31, 2003. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to monitor the recoverability of our deferred tax asset on a periodic basis.

Warranty

The Company provides standard warranty coverage on its systems, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The Company uses actual service hours and parts expense per system and applies the actual labor and overhead rates to estimate the warranty charge. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly.

Goodwill and Other Intangibles

The Company has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Intangible assets with a definite useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Intangible assets are recorded at historical cost. Intangible assets acquired in an acquisition, including research and development, are recorded using the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition as determined by an independent appraiser using information and assumptions provided by management. If the carrying value of the asset is in excess of the present value of the expected future cash flows, the carrying value is written down to fair value in the period identified.

In-Process Research and Development

The purchase price recorded for acquisitions is allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets is allocated to identifiable intangible assets as valued by an independent appraiser using information provided by management. The income approach is used to determine the fair value of In-Process Research and Development (IPR&D).

Under the income approach, the fair value reflects the present value of the projected earnings that will be generated by the in-process projects if successfully completed. The income approach focuses on the income producing capability of the acquired in-process projects and best represents the present value of the future economic benefits expected to be derived from these projects. The IPR&D projects must also meet the following criteria: qualify as research and development; no alternative future use; high degree of uncertainty about the future benefits; and, project is in research and development stage and not completed.

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

Results of Operations

The following table sets forth for the periods indicated statements of operations data.

	Year Ended July 31,
	2003	2002	2001
	(in thousands, except per share data)
Net sales	$119,449	$121,273	$330,030
Cost of sales	97,368	96,006	177,034
Inventory related provision	48,483	42,200	12,800

Gross profit (loss)	(26,402)	(16,933)	140,196
Engineering and product development expenses	66,088	71,102	65,987
Selling, general and administrative expenses	27,321	28,337	37,029
In-process research and development	16,100	—	—
Reorganization costs	6,696	—	1,200

Income (loss) from operations	(142,607)	(116,372)	35,980
Interest expense	(6,747)	(6,833)	(1,250)
Investment income	4,286	7,048	9,144

Income (loss) before income taxes	(145,068)	(116,157)	43,874
Provision for income taxes	—	33,723	13,163

Net income (loss) before cumulative effect of change in accounting principle	(145,068)	(149,880)	30,711
Cumulative effect of change in accounting principle, net of applicable tax	—	—	9,566

Net income (loss)	$(145,068)	$(149,880)	$21,145

Net income (loss) per share:
Basic	$(2.92)	$(3.08)	$0.44
Diluted	$(2.92)	$(3.08)	$0.43

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of total net sales.

	Percentage of Net Sales Year Ended July 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.5	79.2	53.6
Inventory related provision	40.6	34.8	3.9

Gross profit (loss)	(22.1)	(14.0)	42.5

Engineering and product development expenses	55.3	58.6	20.0
Selling, general and administrative expenses	22.9	23.4	11.2
In-process research and development	13.5	0.0	0.0
Reorganization costs	5.6	0.0	0.4

Income (loss) from operations	(119.4)	(96.0)	10.9

Interest expense	(5.6)	(5.6)	(0.4)
Investment income	3.6	5.8	2.8

Income (loss) before income taxes	(121.4)	(95.8)	13.3
Provision for income taxes	0.0	27.8	4.0

Net income (loss) before cumulative effect of change in accounting principle	(121.4)	(123.6)	9.3
Cumulative effect of change in accounting principle, net of tax	0.0	0.0	2.9

Net income (loss)	(121.4)%	(123.6)%	6.4%

Fiscal 2003 Compared to Fiscal 2002.

Net Sales.    Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales were $119.4 million in 2003 and $121.3 million in 2002. The decrease in sales in 2003 from 2002 was the result of the continuing sluggish demand for semiconductors, resulting in reduced demand for semiconductor test equipment. Sales revenue began to decline in the second half of fiscal year 2001 and has continued to remain at low levels throughout fiscal years 2002 and 2003. Despite the negative factors and depressed global economy, we continued to invest in Fusion with significant investment in engineering and development expenses in fiscal years 2003, 2002 and 2001. Sales from new products, Fusion CX and Fusion HFi totaled $14.2 million in fiscal year 2003 and $1.2 million in fiscal year 2002. Fusion CX was introduced in fiscal 2002 and Fusion HFi was introduced in late fiscal 2003. Our service revenue, which is included in net sales, is less impacted by significant swings in product demand as most of the revenue is derived from an installed base of existing products. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $32.1 million, or 26.8% of net sales, in fiscal 2003 and $34.4 million, or 28.3% of net sales, in fiscal 2002. Geographically, sales to customers outside the United States were $51.6 million, or 43% of net sales, in fiscal 2003 and $63.5 million, or 52% of net sales, in fiscal 2002.

Cost of Sales.    Cost of sales consists of material, outsource manufacturing costs, labor, depreciation and associated overhead. Cost of sales increased by $1.4 million to $97.4 million in fiscal 2003 from $96.0 million in fiscal 2002. As a percentage of net sales, cost of sales was 81.5% of net sales in fiscal 2003 as compared to 79.2% in fiscal 2002. Cost of sales as a percentage of net sales increased slightly year-over-year in fiscal 2003 primarily due to changes in product mix.

Inventory Related Provision.    In calendar 2001, we were faced with a sudden drop in demand as a result of the beginning phases of an industry-wide slowdown, which has continued through and into our fiscal year 2003.

During fiscal year 2002, we recorded a $42.2 million excess inventory related provision, principally due to the sharp decline in semiconductor test system orders and overall industry wide conditions. The reserve established in fiscal 2002 considered industry forecasts, and a modest but temporary improved order environment in the second half of fiscal 2002. This led to an expectation of some recovery during fiscal 2003, which in fact did not materialize. Continued sluggish worldwide macro-economic conditions, combined with world events such as the war in Iraq and the SARS epidemic, led to depressed conditions for a longer period than past industry cycles and earlier projections. In fact, the semiconductor capital equipment industry is in the third year of the most significant industry wide slowdown on record.

The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions (Fusion HFi and Fusion CX) have on current product demand, which we evaluate on a quarterly basis. The longer the duration of the depressed industry conditions, the greater the chance for impairment of our current products due to market and product transitions. Fusion HFi was formally introduced in the third quarter of fiscal year 2003. The HFi is a higher performance machine with significant added capability and reduced maintenance cost. As part of our normal quarterly excess and obsolescence inventory review, we evaluated the impact on our reserve calculation should the current overall industry conditions continue, along with the new variable of introducing Fusion HFi. With the growing acceptance for Fusion HFi, we determined that it was appropriate to take a $48.5 million inventory provision related primarily to excess Fusion HF raw materials and component parts in the fourth quarter of fiscal 2003.

When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. During fiscal 2003 and fiscal 2002, we disposed of $11.1 million and $9.5 million respectively, against inventory reserves established in fiscal 2002. There was no impact on reported profit margins in either period. The Company reviews and disposes of reserved inventory on an ongoing basis, as appropriate. Excess inventory that has been reserved is held for potential future use which is dependent on overall market conditions and product demand.

Engineering and Product Development Expenses.    Engineering and product development expenses were $66.1 million, or 55.3% of net sales, in fiscal 2003 as compared to $71.1 million, or 58.6% of net sales, in fiscal 2002. The $5.0 million decrease in engineering and product development expenses in 2003 from 2002 was a result of the completion of next generation Fusion development projects. We continue to maintain a significant investment in product development expenses to support new product features and emerging applications. This is consistent with the Company’s strategy of extending our technological lead in single platform testing during industry downturns. Sales from new products, Fusion HFi and Fusion CX, totaled $14.2 million in fiscal year 2003 and $1.2 million in fiscal year 2002. Fusion HFi was introduced in late fiscal 2003 and Fusion CX was introduced in fiscal 2002.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $27.3 million, or 22.9% of net sales, in fiscal 2003 as compared to $28.3 million, or 23.4% of net sales, in fiscal 2002. The significant decreases from fiscal 2001 levels in fiscal 2003 and fiscal 2002 were primarily a result of cost cutting measures such as headcount reductions, elimination of profit bonuses, lower commission expenses due to lower sales volume and elimination of our 401(k) match.

In-Process Research and Development.    In October 2000, we acquired 19% of the outstanding common stock of StepTech, Inc. On June 10, 2003, we acquired the remaining 81% of the outstanding shares of StepTech for a net cash payment of $6.5 million and 2,283,750 shares of LTX common stock, of which 288,125 shares are contingent upon certain milestones being met. In addition, all outstanding stock options to purchase shares of StepTech stock were converted into options to purchase 263,112 shares of LTX stock and options to purchase 300,000 shares of LTX stock with an exercise price equal to the fair market value of LTX stock on the date of grant were also issued. The acquisition was accounted for using the purchase method of accounting. The

Company’s Consolidated Financial Statements include the operating results of StepTech from the date of acquisition. Proforma results have not been presented as the results have not been material prior to the date of acquisition. The purchase price recorded for the StepTech acquisition has been allocated to the assets acquired and the liabilities assumed based on their fair value at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets was allocated to identifiable intangible assets as valued by an independent appraiser using information provided by management. Based on the independent appraisal, we recorded an in-process research and development (IPR&D) charge of $16.1 million in the fourth quarter of fiscal 2003.

Prior to this acquisition, StepTech had been developing three new products that would address new end markets. These products under development were designed to test higher performance, higher pin count devices beyond the range of the current product offerings and to provide solutions in the module test segment market.

In arriving at the valuation of the purchased IPR&D, the Company considered several factors including, the projects stage of completion, the technological complexity of the work completed, the costs incurred, the expected costs to complete, the contribution of core technologies and other acquired assets, the expected completion date and the estimated economic life of the project. The after-tax cash flows attributable to each project were discounted back to a present value using discount rates considered typical venture capital rates of return for a product/service prototype with some proven capabilities, further development required and positive net cash flows projected to be within a few years. The three projects had no alternative future use and ranged from 35% to 60% complete as of the acquisition date. The expected completion dates are within two years and the Company will absorb the remaining cost to complete each project within the Company’s current cost structure. The Company believes that the estimated amounts recorded as purchased IPR&D represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for these projects.

Reorganization Costs.    Reorganization costs were $6.7 million, or 5.6% of net sales, in fiscal 2003. In August 2002, we reduced our workforce by 94 employees due to adverse business conditions. In November 2002, we further reduced our workforce by 195 employees and contractors. The combination of these two actions represent $5.6 million of the $6.7 million charge for the fiscal year ended July 31, 2003. These workforce reductions have reduced annual selling, general and administrative expenses and engineering and product development expenses by approximately $5.0 million and $16.0 million, respectively. Most of the future savings is from reduced payroll costs. Non-payroll expense reductions are expected to be approximately $3.0 million per year due to reduced future operating and non-recurring engineering expenses. These consist primarily of lower operating expenses associated with reduced headcount and further cost reductions in non-recurring engineering expenditures. In addition, we have instituted several other cost reduction measures, such as the suspension of 401(k) matching payments, a freeze in salary and wage increases and strict oversight and reduction in discretionary travel and other overhead expenses. We believe that these reductions in operating costs have reduced our fixed costs while preserving our ability to fund critical product research and development efforts and continuing to provide our customers with the levels of responsiveness and service they require. The majority of the severance costs of the August 2002 and November 2002 workforce reductions were paid by April 30, 2003, although some costs were paid through August 2003.

In July 2003, we reduced our headcount by 7 employees and recorded a $0.3 million reorganization cost charge in our fourth quarter of fiscal 2003. The majority of the severance cost from this workforce reduction will be paid during the first and second quarters of fiscal year 2004. In July 2003, we also recorded a $0.8 million asset impairment charge for write-off of certain manufacturing related leasehold improvements in our Westwood facility. These assets were deemed to be impaired as a result of outsourcing the remaining test and integration process to Jabil Circuit.

Interest Expense.    Interest expense for fiscal year 2003 was $6.7 million as compared to $6.8 million for fiscal year 2002 and consists primarily of accruing interest expense for the 4.25% Convertible Subordinated Notes.

Investment Income.    Investment income was $4.3 million for fiscal 2003 as compared to $7.0 million for fiscal 2002. The decrease in investment income is due to a lower cash and marketable securities balances in fiscal 2003 as compared to fiscal 2002.

Income Tax.    The Company had no net tax provision in fiscal 2003 as compared to a tax provision of $33.7 million, or 27.8% of net sales, in fiscal year 2002. The provision in fiscal 2002 was the result of providing a full valuation allowance for our deferred tax assets by recognizing a tax provision charge. Prior to fiscal 2002, the Company had previously provided valuation allowances only for certain foreign losses and various state taxes. As a result of a review undertaken at July 31, 2002 and our cumulative loss position at that date, management concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The Company will continue to record a 100% valuation allowance until it is more likely than not we will utilize the deferred tax asset. The gross deferred tax asset is valued at $164 million as of July 31, 2003 with a 100% valuation allowance resulting in no net deferred tax assets recorded on the balance sheet.

Fiscal 2002 Compared to Fiscal 2001.

Net Sales.    Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales were $121.3 million in 2002 and $330.0 million in 2001. The net sales of $330.0 million in 2001 reflected the Company’s adoption of SAB 101, which was recorded as a cumulative effect adjustment in fiscal 2001. For more information, see Note 2 to the Consolidated Financial Statements. The decrease in sales of $208.7 million was the result of the continuing decline in demand for semiconductors, resulting in substantially reduced demand for semiconductor test equipment. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $34.4 million, or 28.3% of net sales, in fiscal 2002 and $37.3 million, or 11.3% of net sales, in fiscal 2001. Geographically, sales to customers outside the United States were $63.5 million, or 52% of net sales, in fiscal 2002 and $157.7 million, or 48% of net sales, in fiscal 2001.

Cost of Sales.    Cost of sales consists of material, labor, depreciation and associated overhead. Cost of sales decreased by $81.0 million to $96.0 million in fiscal 2002 from $177.0 million in fiscal 2001. As a percentage of net sales, cost of sales was 79.2% of net sales in fiscal 2002 as compared to 53.6% in fiscal 2001. Cost of sales as a percentage of net sales increased year-over-year in fiscal 2002 primarily due to the sharp decline in revenue, as the fixed cost components of our cost of sales did not decrease commensurate with our decease in net sales.

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

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $28.3 million or 23.4% of net sales in fiscal 2002 as compared to $37.0 million, or 11.2% of net sales in fiscal 2001. The decrease in selling, general and administrative expenses of $8.7 million for fiscal 2002 was primarily the result of cost cutting measures, including reductions in personnel, lower commission expense as a result of lower sales and elimination of profit bonuses.

Interest Expense.    Interest expense for fiscal year 2002 was $6.8 million as compared to $1.3 million for fiscal year 2001. The increase in expense is a result of accruing interest expense for the Convertible Subordinated Notes.

Investment Income.    Investment income was $7.0 million for fiscal 2002 as compared to $9.1 million for fiscal 2001. Although the Company’s cash balance was higher for the year ended 2002 than for the year ended 2001, interest rates declined sharply during fiscal 2002.

Income Tax.    The Company had a tax provision of $33.7 million or 27.8% of net sales in fiscal year 2002. This provision was the result of providing a full valuation allowance for our deferred tax assets by recognizing a tax provision charge of $78.8 million in fiscal 2002. The Company had previously provided valuation allowances only for certain foreign losses and various state tax attributes. As a result of a review undertaken at July 31, 2002 and our cumulative loss position at that date, management concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The Company recorded a tax provision of $13.1 million in fiscal 2001 in accordance with SFAS No. 109 discussed in “Critical Accounting Policies and the Use of Estimates—Taxes”.

Cumulative Effect of an Accounting Change, Net of Applicable Tax.    In fiscal year 2001, $9.6 million, or 2.9% of net sales, was recognized relating to the cumulative effect of an accounting change as related to SAB 101. As a result of SAB 101 guidance, the Company changed its method of accounting for revenue recognition, specifically in the area of customer payment holdbacks for acceptance or installation. The Company reported this change in accordance with APB No. 20, “Accounting Changes” and SAB 101, by a cumulative effect adjustment.

Liquidity and Capital Resources

At July 31, 2003, we had $136.6 million in cash and cash equivalents and marketable securities and working capital of $155.9 million as compared to $217.2 million in cash and cash equivalents and marketable securities and working capital of $285.4 million at July 31, 2002. The decrease in the cash equivalents and marketable securities was due primarily to cash used in operations of $69.8 million and cash used in investing activities of $14.8 million, which was partially offset by cash provided by financing activities of $13.4 million. The total decrease in cash and cash equivalents and marketable securities for the year was $80.7 million consisting of a $64 million decrease for the first six months and $16.7 million decrease in the second half of fiscal 2003. The major reasons for the improvement in the second half of fiscal 2003 were our cost reduction actions and working capital reductions. We believe the Company will not experience the high cash consumption rate that we experienced in fiscal year 2002 and the first six months of fiscal year 2003 as our working capital has stabilized and our operating expenses have been reduced.

Accounts receivable from trade customers were $12.0 million at July 31, 2003, as compared to $19.3 million at July 31, 2002. The decrease in accounts receivable was the result of cash collecting activities along with more balanced shipment schedules in the later months of fiscal 2003 as compared to fiscal 2002 when we experienced a high concentration of shipments in the last month of our quarter. In the second half of fiscal 2003, our major customers delivery schedules were balanced throughout each quarter which resulted in a lower quarter end accounts receivable balance on July 31, 2003. We have no assurance that this trend will continue and it is likely that we will revert back to historical shipment patterns which were heavily weighted to shipments in the last month of the quarter. The reserve for sales returns and doubtful accounts was $3.5 million, or 22.6% of gross accounts receivable, on July 31, 2003 and $3.6 million, or 15.7% of gross accounts receivable, on July 31, 2002. The Company has an agreement with its commercial lender that allows the Company to sell certain of its accounts receivable to the lender without recourse. Sales under this agreement totaled $6.1 million for the fiscal year ended July 31, 2003 and $8.1 million for the fiscal year ended July 31, 2002. Accounts receivable that would be considered for sale to the Company’s commercial lender generally are for test systems shipped to a customer during the last few days of the quarter and which have collection terms of net 30 days.

Accounts receivable from other sources decreased $5.1 million to $5.2 million at July 31, 2003, as compared to $10.3 million at July 31, 2002. The decrease was attributed to the reduction in the sale of component inventory at cost to our outsource suppliers. The Company sells raw materials and component inventory at cost to its outsource contract manufacturers. LTX has changed its manufacturing model, transitioning from an internal manufacturing model to a completely outsourced one. During this transition, we are selling our in-stock inventory to our outsource manufacturers on an as-needed basis to build finished product for us. We will continue to sell our in-stock components to our outsource suppliers until we liquidate our inventories. At that point, the outsource suppliers will buy the raw materials and components from third parties and not from LTX. Terms of sale are typically net 30 days and there are no recourse provisions associated with these sales. The Company does not recognize revenue from these sales.

Net inventory decreased by $28.3 million to $66.9 million at July 31, 2003 as compared to $95.2 million at July 31, 2002. The decrease was primarily as a result of an excess inventory related provision of $48.5 million recorded in our fourth quarter ending July 31, 2003. Offsetting the reduction of $48.5 million from the additional excess reserve was an increase in inventories transferred from the prepaid expense account totaling $20 million. During fiscal 2001 and fiscal 2002, the Company had made deposits to suppliers of critical components to insure delivery. LTX took delivery of the prepaid inventory in fiscal 2003 which resulted in an increase to inventory.

In calendar 2001, we were faced with a sudden drop in demand as a result of the beginning phases of an industry-wide slowdown, which has continued through and into our fiscal year 2003. During the downturn, we continued to reduce our inventory purchases but the demand for our products dropped at a more rapid rate. Further complicating this situation was our transition from our board assembly manufacturer to a new contract manufacturer. During this process, we dual sourced our production requirements to ensure continued deliveries to our customers. This placed a burden on the rate at which we could reduce inventory. Another factor impacting our inventory investment has been our investment in new Fusion products. In addition, industry forecasts, and a modest but temporary improved order environment in the second half of fiscal 2002, led to an expectation of some recovery during fiscal 2003, which in fact did not materialize. Continued sluggish worldwide macro-economic conditions, combined with world events such as the war in Iraq and the SARS epidemic, led to depressed conditions for a longer period than past industry cycles and earlier projections. In fact, the semiconductor capital equipment industry is in the third year of the most significant industry wide slowdown on record. We believe we have stabilized our incoming inventory and working capital requirements. The only incoming materials moving forward will relate to new products or components to balance production on existing products. Before the excess inventory provision, operationally, inventory decreased in the third and fourth quarters of fiscal year 2003.

With respect to inventory impairment, our inventory reserve is calculated utilizing a 24-month outlook. The major variables impacting inventory usage are the demand for current products, (Fusion HF), overall industry conditions, key sales initiatives underway and the impact that our new product introductions (Fusion HFi) have on current product demand. The longer the duration of the depressed industry conditions, the greater the chance for impairment of our Fusion HF products due to market and product transitions. Fusion HFi was formally introduced in the third quarter of fiscal year 2003. The HFi is a higher performance machine with significant added capability and reduced maintenance cost. As part of our normal quarterly excess and obsolescence inventory review, we evaluated the impact on our reserve calculation should the current overall industry conditions continue, along with the new variable of introducing Fusion HFi. Accordingly, we recorded a $48.5 million excess reserve in our fourth quarter ending July 31, 2003.

Prepaid expense decreased by $19.7 million to $11.0 million at July 31, 2003, as compared to $30.7 million July 31, 2002. The decrease was attributed to the receipt of inventory against prepayments as noted in the inventory comments above.

Capital expenditures totaled $17.5 million in fiscal 2003 as compared to $26.5 million for fiscal year 2002. The principal reason for the $9.0 million decrease in expenditures relates to tight cost controls over capital spending due to the Company’s current revenue levels.

For fiscal year 2003, we had no new capital lease financing. In fiscal 2002, we received proceeds from capital lease financing of $1.7 million. For fiscal year 2003, we had one new operating lease financing transaction that generated $9.2 of cash proceeds in fiscal 2003. The Company entered into certain equipment sale/leaseback transactions to finance the cost of new test equipment. The cash proceeds from these leases were based on the fair market value of the equipment and these leases qualify as operating leases in accordance with SFAS No. 13. Cash proceeds received in excess of the cost of the equipment are recorded as a deferred gain in accordance with SFAS No. 28, paragraph 2 and SFAS No. 13, paragraph 33 and amortized over the life of the lease.

Other assets decreased by $10.2 million to $5.0 million at July 31, 2003 as compared to $15.2 million at July 31, 2002. The decrease is attributed to the acquisition of StepTech, Inc. Prior to June 10, 2003, the minority investment we had in StepTech was recorded in other assets for $9.4 million. Upon acquisition of the remaining stock of StepTech, the minority investment was eliminated and Consolidated Financial Statements of LTX include the results of StepTech from the acquisition date of June 10, 2003.

During the quarter ended July 31, 2002, we renegotiated our domestic credit facility with our existing lender. This facility is comprised of a working capital line of $20.0 million and an equipment financing facility of $5.0 million, which is secured by all assets and bears interest at the bank’s prime rate 4.0% at July 31, 2003. The working capital line will be used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions. The facility imposes certain financial and other covenants. Outstanding borrowings at July 31, 2003 were $19.4 million under the working capital credit facility. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This line was reduced to $20.0 million in fiscal 2003. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under this line at July 31, 2003.

In August 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes (the “Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, we may redeem any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, we may redeem any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight line method of depreciation, which approximates the effective interest method, over the term of the Notes.

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

The following summarizes LTX’s contractual obligations, net of sub-lease revenues, at July 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period
	Total	2004	2005 – 2006	2007 – 2008	Thereafter
	(in thousands)
Financial Obligations
Convertible Subordinated Notes	$169,125	$6,375	$162,750	$—	$—
Notes Payable	19,459	19,459	—	—	—
Operating Leases	40,209	12,582	17,834	8,347	1,446
Capital Leases	1,783	1,674	109	—	—

Total Contractual Obligations	$230,576	$40,090	$180,693	$8,347	$1,446

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standard Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

In February 2003, FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company does not expect that the adoption of EITF Issue No. 00-21 will have a material impact on its financial position and results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first fiscal year or interim period beginning after December 31, 2003. The Company believes that the adoption of this standard will not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. However, the enhanced disclosure provisions as defined by Statement No. 148 have been included in Note 2 of the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not have a material effect on LTX’s results of operations and financial position.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 83.4% of revenues in fiscal year 2003 and 85.6% in fiscal year 2002. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability in our operating results or our stock price. This may be caused by a combination of factors, including the following:

•	sales of a limited number of test systems account for a substantial portion of our net sales in any particular fiscal quarter, and a small number of transactions could therefore have a significant impact;

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix,

•	the configurations of test systems sold,

•	the customers to whom we sell these systems, or

•	volume.

•	the high selling prices of our test systems (which typically result in a long selling process); and

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,

•	shorter than expected lifecycles of our customers’ semiconductor devices,

•	uncertain market acceptance of products developed by our customers, or

•	our own research and development.

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

We have recently completed our acquisition of StepTech, Inc. and we may seek to acquire or invest in additional complementary businesses, products, technologies or engineers. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could continue to materially adversely affect our business, financial condition and results of operations.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 43% of our revenues for fiscal year 2003 and 52% for fiscal year 2002. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our principal competitors in the market for semiconductor test equipment are Agilent Technologies, Credence Systems, NPTest Inc., and Teradyne. Most of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our success will depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our success will depend on our ability to attract and retain highly qualified managers and technical, engineering, marketing, sales and support personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. Our layoffs in any industry downturn could make it more difficult for us to hire or retain qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current positions, or by our inability to attract and retain skilled employees.

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

Our stock price is volatile.

In the twelve-month period ending on July 31, 2003, our stock price ranged from a low of $3.12 to a high of $11.45. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

The terrorist attacks in the United States and the U.S. retaliation for these attacks and the resulting decline in consumer confidence has had a substantial adverse impact on the economy. If consumer confidence does not recover, our revenues and profitability may be adversely impacted.

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $170.8 million as of July 31, 2003, and in foreign currency exchange rates. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short term bank debt bears interest at prime. Long term debt interest rates are fixed for the term of the notes.

Foreign Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 2003, our revenues derived from sales outside the United States constituted 43% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 6.6% of the outstanding accounts receivable trade balance at July 31, 2003. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars comprise 10.3% of the outstanding accounts payable balance at July 31, 2003.

Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Interest Rate Risk

The Company’s Convertible Subordinated Notes bear interest at a fixed rate of 4.25%, and therefore changes in interest rates do not impact the Company’s interest expense on this debt. The Company from time to time has outstanding short-term borrowings with variable interest rates. The total average amount of these borrowings outstanding annually has been insignificant. Therefore, the Company expects that a 1% change in interest rate will not have any material effect on the Company’s interest expense.

Item 8.    Financial Statements and Supplementary Data

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$73,167	$144,467
Marketable securities	63,416	72,691
Accounts receivable—trade, net of allowances of $3,518 and $3,579, respectively	12,033	19,308
Accounts receivable—other	5,192	10,269
Inventories	66,852	95,152
Prepaid expense	10,989	30,694

Total current assets	231,649	372,581
Property and equipment, net	73,443	76,171
Goodwill and other intangible assets	14,764	—
Other assets	5,040	15,237

Total assets	$324,896	$463,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19,459	$14,870
Current portion of long-term debt	1,262	2,059
Accounts payable	13,380	25,714
Deferred revenues and customer advances	4,738	5,229
Deferred gain on leased equipment	10,350	10,248
Other accrued expenses	26,555	29,043

Total current liabilities	75,744	87,163

Long-term debt, less current portion	150,064	151,293

Stockholders’ equity:
Common stock, $0.05 par value:
100,000,000 shares authorized; 54,188,048 and 51,732,462 shares issued; 51,633,798 and 49,184,962 shares outstanding, respectively	2,721	2,599
Additional paid-in capital	433,489	414,829
Unrealized gain on marketable securities	751	891
Accumulated deficit	(326,093)	(181,025)
Less: Treasury stock (2,554,250 and 2,547,500 shares, respectively), at cost	(11,780)	(11,761)

Total stockholders’ equity	99,088	225,533

Total liabilities and stockholders’ equity	$324,896	$463,989

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended July 31,
	2003	2002	2001
Net product sales	$87,346	$86,896	$292,766
Net service sales	32,103	34,377	37,264

Net sales	119,449	121,273	330,030
Cost of sales	97,368	96,006	177,034
Inventory related provision	48,483	42,200	12,800

Gross profit (loss)	(26,402)	(16,933)	140,196
Engineering and product development expenses	66,088	71,102	65,987
Selling, general and administrative expenses	27,321	28,337	37,029
In-process research and development	16,100	—	—
Reorganization costs	6,696	—	1,200

Income (loss) from operations	(142,607)	(116,372)	35,980
Other income (expense):
Interest expense	(6,747)	(6,833)	(1,250)
Investment income	4,286	7,048	9,144

Income (loss) before income taxes	(145,068)	(116,157)	43,874
Provision for income taxes	—	33,723	13,163

Income (loss) before cumulative effect of change in accounting principle	(145,068)	(149,880)	30,711
Cumulative effect of change in accounting principle, net of applicable tax	—	—	9,566

Net income (loss)	$(145,068)	$(149,880)	$21,145

Net income (loss) before cumulative effect of a change in accounting, principle, per share:
Basic	$(2.92)	$(3.08)	$0.64
Diluted	$(2.92)	$(3.08)	$0.62
Cumulative effect of a change in accounting principle, net of applicable tax, per share:
Basic	—	—	$(0.20)
Diluted	—	—	$(0.19)
Net income (loss) per share:
Basic	$(2.92)	$(3.08)	$0.44

Diluted	$(2.92)	$(3.08)	$0.43

Weighted-average common shares used in computing net income (loss) per share:
Basic	49,614	48,693	47,782

Diluted	49,614	48,693	49,634

Comprehensive income:
Net income (loss)	$(145,068)	$(149,880)	$21,145
Unrealized gain (loss) on marketable securities	(140)	338	553

Comprehensive income (loss)	$(145,208)	$(149,542)	$21,698

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	For the Three Years Ended July 31, 2003
	Common Stock		Additional Paid-In Capital	Unrealized Gain On Marketable Securities	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2000	47,583,740	$2,518	$401,209	$—	$(52,290)	$(11,761)	$339,676
Exercise of stock options	632,667	32	3,346	—	—	—	3,378
Issuance of shares under employees’ stock purchase plan	139,419	7	2,120	—	—	—	2,127
Tax benefit from the exercise of stock options	—	—	2,390	—	—	—	2,390
Other comprehensive income	—	—	—	553	—	—	553
Net income	—	—	—	—	21,145	—	21,145

Balance at July 31, 2001	48,355,826	2,557	409,065	553	(31,145)	(11,761)	369,269
Exercise of stock options	626,088	32	3,447	—	—	—	3,479
Issuance of shares under employees’ stock purchase plan	203,048	10	2,244	—	—	—	2,254
Unrealized gain on marketable securities	—	—	—	338	—	—	338
Stock based compensation	—	—	73	—	—	—	73
Net loss	—	—	—	—	(149,880)	—	(149,880)

Balance at July 31, 2002	49,184,962	2,599	414,829	891	(181,025)	(11,761)	225,533
Exercise of stock options	153,474	7	316	—	—	—	323
Acquisition of treasury stock	—	—	—	—	—	(19)	(19)
Acquisition of StepTech, Inc.	1,995,625	100	17,003	—	—	—	17,103
Issuance of shares under employees’ stock purchase plan	299,737	15	1,341	—	—	—	1,356
Unrealized loss on marketable securities	—	—	—	(140)	—	—	(140)
Net loss	—	—	—	—	(145,068)	—	(145,068)

Balance at July 31, 2003	51,633,798	$2,721	$433,489	$751	$(326,093)	$(11,780)	$99,088

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$(145,068)	$(149,880)	$21,145
Add (deduct) non-cash items:
Depreciation and amortization	16,896	17,025	14,139
Cumulative effect of a change in accounting principle	—	—	9,566
In-process research and development charge	16,100	—	—
Deferred tax (benefit) expense	—	33,896	(567)
Charge for inventory related provision	48,483	42,200	12,800
Net gain from Ando settlement	—	(778)	—
Other	1,221	15	777
(Increase) decrease in:
Accounts receivable	12,316	2,520	61,743
Inventories	(19,694)	(28,206)	(41,629)
Prepaid expenses	19,705	19,282	(48,789)
Other assets	485	866	743
Increase (decrease) in:
Accounts payable	(10,566)	9,997	(25,994)
Accrued expenses	(4,871)	1,673	(2,134)
Deferred revenues and customer advances	(4,844)	(36,279)	12,606

Net cash provided by (used in) operating activities	(69,837)	(87,669)	14,406

Cash Flows from Investing Activities:
Minority investment	—	—	(9,326)
Acquisition investment, net of cash acquired	(6,533)	—	—
Expenditures for property and equipment	(17,506)	(26,460)	(47,333)
Purchases of marketable securities	(117,706)	(60,241)	(53,978)
Proceeds from sale of marketable securities	126,981	26,563	14,965

Net cash used in investing activities	(14,764)	(60,138)	(95,672)

Cash Flows from Financing Activities:
Proceeds from stock plans:
Employees’ stock purchase plan	1,356	2,254	2,127
Exercise of stock options	323	3,479	3,378
Advances of short-term notes payable, net	4,589	1,970	3,175
Proceeds from convertible subordinated notes	—	145,219	—
Proceeds from lease financing	9,184	1,744	12,496
Payments of long-term debt	(2,026)	(3,663)	(5,111)

Net cash provided by financing activities	13,426	151,003	16,065
Effect of exchange rate changes on cash	(125)	175	(676)

Net increase (decrease) in cash and cash equivalents	(71,300)	3,371	(65,877)
Cash and cash equivalents at beginning of year	144,467	141,096	206,973

Cash and cash equivalents at end of year	$73,167	$144,467	$141,096

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$9,699	$3,971	$1,196

Income taxes	$—	$1,169	$2,087

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

LTX Corporation (“LTX” or the “Company”) designs, manufactures, and markets automatic semiconductor test equipment. Semiconductor designers and manufacturers worldwide use semiconductor test equipment to test devices at different stages during the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogames systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered, and has development and manufacturing facilities, in Westwood, Massachusetts, a development facility in San Jose, California, and worldwide sales and service facilities to support its customer base.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned domestic subsidiaries and wholly owned and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized losses resulting from foreign currency remeasurement and transaction losses were $143,000, $15,000, and a gain of $777,000 in fiscal 2003, 2002 and 2001, respectively. Transaction gains and losses are included in the consolidated results of operations.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives revenues from three sources – equipment sales, spare parts and service contracts. SAB 101 has no effect on the Company’s revenue recognition policy for spare parts or service contracts. For equipment sales there are different revenue recognition points under SAB 101, which are described as follows:

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred or services rendered; (c) the price is fixed of determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a standard product, (2) there is a history of acceptance on the product with the customer, and (3) the undelivered element is not essential to the customer’s application. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. In accordance with guidance provided in SAB 101, the Company recorded on July 31, 2001 a non-cash charge of $9.6 million (after reduction for income taxes of $4.1 million), or ($0.19) per diluted share, to reflect the cumulative effect of the accounting change as of August 1, 2000. Prior to fiscal 2001, the revenue recognition policy was to recognize revenue at the time the customer takes title to the product, generally at the time of shipment.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

The Company, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” has elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option and stock purchase plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 23, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Year ended July 31,
	2003	2002	2001
	(in thousands except per share)
Net income (loss):
As reported	$(145,068)	$(149,880)	$21,145
Pro forma	(165,565)	(167,161)	11,482
Net income (loss) per share:
Basic
As reported	(2.92)	(3.08)	0.44
Pro forma	(3.34)	(3.43)	0.24
Diluted
As reported	(2.92)	(3.08)	0.43
Pro forma	(3.34)	(3.43)	0.23

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended July 31,
	2003		2002		2001
Volatility	88%		86%		91%
Dividend yield	0%		0%		0%
Risk-free interest rate	4.43%		4.75%		4.65%
Expected life of options	8.31	years	8.65	years	5.77	years

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

Accounting for Impairment of Long-Lived Assets

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value.

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

The following table shows the details of the product warranty accrual, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” for the twelve months ended July 31, 2003:

Product Warranty Activity	(in thousands)
Balance at July 31, 2002	$1,560
Warranty expenditures for current period	(2,377)
Changes in liability related to pre-existing warranties	130
Provision for warranty costs in the period	2,622

Balance at July 31, 2003	$1,935

Comprehensive Income

Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on the Company’s marketable securities.

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

A reconciliation between basic and diluted earnings per share is as follows:

	Fiscal Year Ended July 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss)	$(145,068)	$(149,880)	$21,145
Basic EPS
Basic common shares	49,614	48,693	47,782
Basic EPS	$(2.92)	$(3.08)	$0.44
Diluted EPS
Basic common shares	49,614	48,693	47,782
Plus: impact of stock options and warrants	—	—	1,852

Diluted common shares	49,614	48,693	49,634
Diluted EPS	$(2.92)	$(3.08)	$0.43

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 4,242,703, 753,550, and 498,125 shares of common stock were outstanding during the years ended July 31, 2003, 2002, and 2001, respectively, but were not included in the year to date calculation of diluted shares because either the options’ exercise price was greater than the average market price of the common shares during those periods, or the effect of including the options would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash and cash equivalents. Cash and cash equivalents consist primarily of repurchase agreements and commercial paper. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Securities available for sale include corporate and governmental obligations with various contractual maturity dates. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities.

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2003
Corporate	$54,889	$53,762
Government	8,527	8,497
	$63,416	$62,259
July 31, 2002
Corporate	$70,115	$68,714
Government	2,576	2,504
	$72,691	$71,218

Gross unrealized gains and losses were not significant in fiscal 2003 and fiscal 2002. The realized profits, losses and interest are included in the investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity.

The following interest income and realized gains and losses from sales of marketable securities is as follows:

	Fiscal Year 2003	Fiscal Year 2002
	(in thousands)
Interest income	$2,811	$2,740
Realized gain/loss from sales of available for sale securities	409	313

	$3,220	$3,053

At July 31, 2003, marketable securities of approximately $0.8 million were restricted from withdrawal. These assets served as collateral supporting letters of credit issued to a financial institution for leasing equipment.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires that disclosure be made of estimates of the fair value of financial instruments. The carrying amounts of certain of the Company’s

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. In accordance with SFAS No. 115 marketable securities classified as available for sale are all debt securities and are recorded at fair value based upon quoted market prices. The fair value of the Company’s notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At July 31, 2003, the carrying value of $19,459,000 for short-term bank debt and $1,326,000 for long-term debt, including current portion, approximates fair value.

As of July 31, 2003, the estimated fair value of the Company’s convertible subordinated notes was approximately $127.9 million compared to the carrying value of $150.0 million. The estimated fair value of the convertible subordinated notes is based on the quoted market price of the notes on July 31, 2003.

Concentration of Credit Risk

Revenue from our top four customers accounted for 71%, 64%, and 71% of total revenues in fiscal 2003, 2002, and 2001, respectively. Accounts receivable from these customers amounted to approximately $5.8 million and $10.7 million at July 31, 2003 and 2002, respectively. Sales to customers outside the United States were $51.6 million, or 43% of net sales, in fiscal 2003, $63.5 million, or 52% of net sales, in fiscal 2002 and $157.7 million, or 48% of net sales, in fiscal 2001.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company will obtain a letter of credit on sales to certain foreign customers. Write-offs related to accounts receivable have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consist of the following:

	As of July 31,
	2003	2002
	(in thousands)
Raw materials	$25,175	$41,710
Work-in-process	21,787	30,495
Finished goods	19,890	22,947

	$66,852	$95,152

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand of our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of July 31, 2003, our inventory of $66.9 million is stated net of

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory reserves of $93.3 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. During the period, the Company had no reversal of reserves related to the sale of previously written down items.

Prepaid Expense

Certain amounts in the prepaid expense balance relate to inventory capacity purchases and payments for projects not completed. The amount of prepaid expense that relates to cash deposits with suppliers against inventory commitments totaled $3.0 million as of July 31, 2003 and $23.1 million as of July 31, 2002. The inventory related to the July 31, 2003 deposits will be delivered to the Company during fiscal 2004. There are no other cash commitments to prepay inventory purchases as of July 31, 2003. Engineering projects not completed amounted to $1.0 million as of July 31, 2003 and $1.3 million as of July 31, 2002. These projects related to printed circuit board and chip development projects for proven technology, which is expected to provide a future benefit to the Company. Such amounts are refundable for projects not completed.

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

	As of July 31,		Depreciable Life in Years
	2003	2002
	(in thousands)
Machinery, equipment and internal manufactured systems	$155,301	$165,519	3-7
Office furniture and equipment	7,797	8,278	3-7
Leasehold improvements	13,212	13,880	10 or term of lease

	176,310	187,677
Less: Accumulated depreciation and amortization	(102,867)	(111,506)

	$73,443	$76,171

At July 31, 2003 and 2002, included in machinery and equipment is equipment acquired under capital leases of $5.1 million and $5.1 million, respectively. Accumulated depreciation related to those assets was $0.6 million and $0.3 million at July 31, 2003 and 2002, respectively.

Goodwill and Other Intangibles

The Company has adopted the provisions of Statement No. 142 which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Intangible assets are recorded at historical cost. Intangible assets acquired in an acquisition, including purchased research and development, are recorded under

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition using values determined by an independent appraiser and information and assumptions provided by management. If the carrying value of the asset is in excess of the present value of the expected future cash flows, the carrying value is written down to fair value in the period identified.

In-Process Research and Development

The income approach is used to determine the fair value of in-process research and development (IPR&D). Under the income approach, the fair value reflects the present value of the projected earnings that will be generated by the in-process projects if successfully completed. The income approach focuses on the income producing capability of the acquired in-process projects and best represents the present value of the future economic benefits expected to be derived from these projects. The IPR&D projects must also meet the following criteria: qualify as research and development; no alternative future use; high degree of uncertainty about the future benefits; and, project is in research and development stage and not completed.

Deferred Gain on Leased Equipment

The Company entered into certain equipment sale/leaseback transactions to finance the cost of new test equipment. The cash proceeds from these leases were based on the fair market value of the equipment and these leases qualify as operating leases in accordance with SFAS No. 13. Cash proceeds received in excess of the cost of the equipment are recorded as deferred gain in accordance with SFAS Nos. 13 and 28 and amortized over the life on the lease.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal periods beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company does not expect that the adoption of EITF Issue No. 00-21 will have a material impact on its financial position and results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied at the end of periods ending after December 15, 2003. The Company believes that the adoption of this standard will not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. This statement, which is effective for fiscal years ending after December 15, 2002, amends Statement No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 regardless of the accounting method used to account for stock-based compensation. We have chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. However, the enhanced disclosure provisions as defined by Statement No. 148 have been included in Note 2 of the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not have a material effect on LTX’s results of operations and financial position.

As permitted under Massachusetts law and required by our corporate by-laws, we indemnify our officers and directors for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a Directors and Officers liability insurance policy that could limit our exposure and could enable us to recover a portion of any future amounts paid. As these indemnification obligations were in effect prior to December 31, 2002 these obligations were grandfathered under the provisions of FIN 45. Accordingly, we have not accrued a liability for these agreements as of July 31, 2003.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers,

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have general and umbrella insurance policies that may enable us to recover a portion of any amounts paid. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2003.

3.    BUSINESS COMBINATIONS

In October 2000, the Company made an equity investment by acquiring 19% of the outstanding common stock of StepTech, Inc., (StepTech). The Company also entered into a development agreement at that time that has provided LTX with test technology to broaden the reach of Fusion’s single platform, scalable architecture into the high volume, commodity semiconductor market. StepTech was a privately held company that specializes in the design and manufacture of cost – effective test instrument solutions and software encompassing key growth areas such as wireless and mixed signal semiconductor testing.

On June 10, 2003 the Company acquired the remaining 81% of the outstanding shares of StepTech for a net cash outlay of $6.5 million and 2,283,750 shares of LTX common stock of which 288,125 shares are contingent upon certain milestones being met. In addition, all outstanding stock options to purchase shares of StepTech stock were automatically converted into options to purchase 263,112 shares of LTX stock. Proforma results have not been presented as the results of StepTech’s operations were not material to the Company’s results of operations prior to the date of acquisition.

The purchase price recorded for this acquisition was allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets is allocated to identifiable intangible assets as valued by an independent appraiser using information provided by management.

The allocation of the purchase price is presented below in $ millions;

Working Capital and Equipment	$6.2
Goodwill	$12.0
Core Technology	$2.8
In-Process Research and Development	$16.1
Total Purchase Valuation	$37.1

Of the 2,283,750 shares issued to purchase StepTech, 288,125 shares are contingent upon certain milestones being met and therefore have not been recorded as of July 31, 2003 in accordance with SFAS No. 141. The contingent shares will be issued and recorded as additional goodwill when the milestones are achieved, using a stock price established as of the purchase date. The total additional goodwill that would be recorded related to the contingent 288,125 shares is approximately $2.2 million.

In determining the valuation of the purchased core technology, the independent appraisal used the income approach to valuation. Core technology will be amortized over its useful life of four years on a straight line basis.

4.    NOTES PAYABLE

During the quarter ended July 31, 2002, the Company renegotiated its domestic credit facility with its existing lender. The new facility is comprised of a working capital line of $20.0 million and an equipment

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financing facility of $5.0 million, which is secured by all assets of the Company and bears interest at the bank’s prime rate. The working capital line will be used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions. The equipment financing facility will be used to support the purchase of fixed assets. The facility imposes certain financial and other covenants. Outstanding borrowings at July 31, 2003 and 2002 were $19.5 million and $14.9 million, respectively, under the working capital credit facility. The interest rate was 4.00% and 4.75% at July 31, 2003 and 2002, respectively.

A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This credit line was subsequently reduced to $20.0 million during fiscal 2003. This facility is secured by cash and bears interest (at the Company’s option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under the facility at July 31, 2003 or 2002. At July 31, 2003, this line supported letters of credit which totaled $0.8 million to a financial institution for leasing equipment.

5.    LONG-TERM DEBT

Long-term debt consists of the following:

	As of July 31,
	(in thousands)
	2003	2002
Convertible subordinated notes	$150,000	$150,000
Lease purchase obligations at various interest rates, net of deferred interest	1,326	3,352

	151,326	153,352
Less: current portion	(1,262)	(2,059)

	$150,064	$151,293

On August 8, 2001, the Company received net proceeds of $145.2 million from a private placement of $150 million par, 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, the Company may redeem any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, the Company may redeem any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight line method of depreciation, which approximates the effective interest method, over the term of the Notes. The stated interest rate is 4.25% and the effective rate is 4.39% due to the amortization of capitalized costs associated with the offering. At July 31, 2003, the Company has reserved 5,165,289 shares of common stock for issuance relating to the Notes.

Lease purchase obligations of $1,326,000 and $3,352,000 at July 31, 2003 and July 31, 2002 represent capital leases of equipment.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    INCOME TAXES

The components of the provision (benefit) for income taxes consist of the following:

	Year ended July 31,
	2003	2002	2001
	(in thousands)
Currently payable:
Federal	$—	$—	$6,727
State	—	178	176
Foreign	—	(698)	1,361

Total current	—	(520)	8,264

Deferred:
Federal	—	30,006	4,400
State	—	4,237	499
Foreign	—	—	—

Total deferred	—	34,243	4,899

Total tax provision	$—	$33,723	$13,163

Reconciliations of the U.S. federal statutory rate to the Company’s effective tax rate are as follows:

	Year ended July 31,
	2003	2002	2001
U.S. Federal statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of Federal income tax effect	—	(1.3)	3.3
Change in valuation allowance	35.0	67.9	(2.3)
Tax credits	—	(2.4)	(4.0)
Extraterritorial income exclusion	—	(0.2)	(2.0)

Effective tax rate	0.0%	29.0%	30.0%

The temporary differences and carryforwards that created the deferred tax assets and (liabilities) as of July 31, 2003, and 2002 are as follows:

	As of July 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$93,870	$52,024
Tax credits	19,423	16,077
Inventory valuation reserves	37,317	21,588
Restructuring reserves	710	90
Deferred revenue	4,140	5,190
Other	8,579	6,583

Total deferred tax assets, net	164,039	101,552

Valuation allowance	(164,039)	(101,552)

Net deferred tax assets	$—	$—

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compliance with SFAS No. 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be recognized in future periods. Because of the cumulative loss position of the Company at July 31, 2002 and the uncertainty of the timing of profitability in future periods, the Company increased its valuation allowance to 100% of net deferred tax assets in the fourth quarter of fiscal 2002. For the year ended July 31, 2003, the Company continues to maintain a full valuation allowance against its deferred tax assets.

As of July 31, 2003, the Company has federal net operating loss carryforwards of $248,216,000, which expire in 2019 to 2023, and tax credit carryforwards of $19,423,000 which expire from 2004 to 2023. These carryforwards include deductions of approximately $23,155,000 related to certain stock option exercises. The tax benefit from the net operating loss carryforwards related to the exercise of stock options will be recorded as an increase to additional paid in capital as these carryforwards are utilized. State tax credits and carryforwards of $6,994,000 at July 31, 2003 expire from 2004 to 2018.

7.    STOCKHOLDERS’ EQUITY

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

Reserved Unissued Shares

At July 31, 2003, the Company had reserved 2,663,104 unissued shares of its common stock for possible issuance under stock-based compensation plans. In addition, at July 31, 2003, the Company has reserved 5,165,289 shares of its common stock for issuance relating to the Company’s 4.25% Convertible Subordinated Notes.

8.    EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company has four active stock option plans: the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”) and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”). In addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The STI 2000 Plan, 2001 Plan, 1999 Plan, and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2001 Plan and 1999 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under the plans are exercisable over vesting periods, which typically have been three to four years from the date of grant. The Company has reserved 10,834,050 shares of common stock for issuance upon exercise of options under stock option plans. At July 31, 2003, 7,047 shares were subject to future grant under the STI 2000 Plan, 2,142,650 shares were subject to future

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grant under the 2001 Plan, 498,850 shares were subject to future grant under the 1999 Plan and 14,557 shares were subject to future grant under the U.K. Plan.

Stock Option Activity

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	6,557,742	$12.00	5,708,135	$11.01	3,825,080	$7.01
Granted	1,865,667	6.11	2,012,750	12.63	2.681,000	14.69
Exercised	(153,474)	2.10	(626,088)	5.56	(632,667)	5.35
Forfeited	(98,989)	13.51	(537,055)	14.12	(165,278)	11.75

Options outstanding, end of year	8,170,946	10.37	6,557,742	12.00	5,708,135	11.01

Options exercisable	3,892,491	10.71	2,670,353	9.21	1,697,382	6.48

Options available for grant	2,663,104		1,748,032		1,030,926

Weighted average fair value of options granted during year		$4.61		$10.54		$11.20

As of July 31, 2003, the status of the Company’s outstanding and exercisable options is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
0.00—4.63	854,180	4.7	2.48	764,226	2.41
4.64—9.25	3,074,063	7.6	6.81	1,239,088	7.80
9.26—13.88	2,842,800	7.5	12.18	1,122,249	12.57
13.89—18.50	945,953	6.8	15.49	514,453	15.71
18.51—23.13	278,500	7.6	21.18	105,775	21.21
23.14—27.75	34,500	8.3	26.20	9,750	26.02
27.76—32.38	10,500	6.0	28.34	6,500	28.34
32.39—37.00	33,250	5.4	33.63	33,250	33.63
37.01—41.63	37,500	6.6	37.75	37,500	37.75
41.64—46.25	59,700	6.6	46.25	59,700	46.25

	8,170,946	7.1	10.37	3,892,491	10.71

Employees’ Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“Purchase Plan”), eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company up to $25,000 of fair market value of the stock per calendar year. The Purchase Plan limits the number of shares that can be issued over the term of the plan to 3,000,000 shares. At July 31, 2003, 529,116 shares were available for future issuance under this Purchase Plan.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed semi-annually to all employees. Under the Profit Sharing Bonus Plan, the Company distributed to all eligible employees approximately $0, $0, and $3,019,000, for fiscal years 2003, 2002, and 2001, respectively.

The Company has a 401(k) Growth and Investment Program (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches employees’ voluntary contributions, up to certain prescribed limits. Company contributions vest at a rate of 20% per year. The Company suspended the match as of June of fiscal year 2001. The total charge to expense under this plan was approximately $0, $0, and $2,057,000, for fiscal 2003, 2002, and 2001, respectively.

9.    INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

In fiscal year 2003, 2002 and 2001, Texas Instruments accounted for 58%, 45% and 26% of net sales, respectively. In fiscal year 2002 and 2001, Vitesse Semiconductor Corporation accounted for 11%, and 22% of net sales, respectively. In fiscal 2001, Philips Semiconductor accounted for 12% of net sales and Infineon Technologies accounted for 11% of net sales. Sales to the top ten customers were 83%, 86% and 87%, of net sales in fiscal 2003, 2002, and 2001, respectively.

The Company’s operations by geographic segment for the three years ended July 31, 2003 are summarized as follows:

	Year ended July 31,
	2003	2002	2001
	(in thousands)
Sales to unaffiliated customers:
United States	$51,614	$57,757	$172,285
Taiwan	9,900	7,066	33,438
Japan	3,685	11,519	12,964
Singapore	37,897	30,560	65,927
All other countries	16,353	14,371	45,416

Total sales to unaffiliated customers	$119,449	$121,273	$330,030

Long-lived assets (property and equipment):
United States	$52,800	$52,658	$51,131
Taiwan	3,247	3,954	2,878
Japan	20	41	53
Singapore	10,645	12,540	6,968
All other countries	6,731	6,978	5,709

Total long-lived assets	$73,443	$76,171	$66,739

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    COMMITMENTS AND LEGAL MATTERS

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at July 31, 2003, are as follows:

Year ended July 31,	Real Estate	Equipment	Total Operating Leases	Total Capital Leases
	(in thousands)
2004	$4,438	$8,144	$12,582	$1,674
2005	4,145	4,964	9,109	109
2006	4,125	4,600	8,725	—
2007	3,815	2,025	5,840	—
2008	2,009	498	2,507	—
Thereafter	948	498	1,446	—

Total minimum lease payments	$19,480	$20,729	$40,209	1,783

Less: amount representing interest				173

Present value of total capital leases				$1,610

Total rental expense for fiscal 2003, 2002, and 2001 was $15,412,970, $15,468,871, and $12,666,722, respectively.

The Company has an agreement with a bank to sell certain of its trade receivables without recourse. During fiscal year 2003, approximately $6.1 million of receivables were sold under this arrangement. The total amount available under the facility at July 31, 2003 was $15.0 million.

The Company had various commercial relationships with Ando Electric Co., Ltd., (Ando) a Japanese test equipment manufacturer, since 1993 when Ando was a subsidiary of NEC. In 1994, Ando loaned the Company $20 million, of which $6 million remained outstanding as of January 31, 2002. This indebtedness was scheduled to mature in July 2003. In 1998, the Company entered into a six year development, manufacturing and marketing agreement with Ando (the “Fusion Agreement”) pursuant to which the Company granted Ando exclusive rights to manufacture and sell Fusion in Japan, but retained exclusive rights to manufacture and sell Fusion to certain customers in Japan and to manufacture and sell Fusion outside of Japan. The Company also granted Ando a license to develop Fusion improvements for certain specific purposes, and, subject to certain conditions, a license to use, manufacture and sell these improvements in Japan. The Company was granted rights to use, improve and modify these Ando improvements outside Japan. Ando was required to pay quarterly royalties on sales of Fusion in Japan.

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

In fiscal 2002, the Company and Ando entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings pending with the American Arbitration Association in San Jose, California. Under the terms of this agreement, Ando has forgiven certain loan and other

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt obligations totaling approximately $7 million and has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. Except for these continuing obligations, the obligations of the parties under the Fusion Agreement and other related agreements have been terminated. In connection with the termination of obligations of the parties under the Fusion Agreement, Ando has also forgiven contractual obligations totaling $1.7 million. At the end of the transition period, the Company will continue to supply and support former Ando customers in Japan. An accrual of $7.9 million was recorded for anticipated expenses associated with this transition period. The Company has incurred $1.1 of expenditures in fiscal 2003, leaving an accrual balance of $6.8 million as of July 31, 2003. The Ando liability is included in Other Accrued Liabilities.

11.    REORGANIZATION CHARGES AND INVENTORY PROVISIONS

In calendar 2001, the Company was faced with a sudden drop in demand as a result of the beginning phases of an industry-wide slowdown, which has continued through and into our fiscal year 2003. In fiscal 2002, the Company recorded a $42.2 million excess inventory related provision, principally due to the sharp decline in semiconductor test system orders and overall industry wide conditions.

The reserve established in fiscal 2002 considered industry forecasts, and a modest but temporary improved order environment in the second half of fiscal 2002. This led to an expectation of some recovery during fiscal 2003, which, in fact, did not materialize. Continued sluggish worldwide macro-economic conditions, combined with world events such as the war in Iraq and the SARS epidemic, led to depressed conditions for a longer period than past industry cycles and earlier projections.

The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sale initiatives underway and the impact that our new product introductions (Fusion HFi and Fusion CX) have on current product demand. The longer the duration of the depressed industry conditions, the greater the chance for impairment of the Company’s current products due to market and product transitions. Fusion HFi was formally introduced in the third quarter of fiscal year 2003. The HFi is a higher performance machine with significant added capability and reduced maintenance cost. As a result of continued depressed industry conditions and growing market acceptance of Fusion HFi, in the fourth quarter of fiscal 2003, the Company recorded an inventory related provision of $48.5 million to reduce inventory (primarily related to older products) to its estimated net realizable value.

Inventory reserves establish a new cost basis for inventory and such reserves are not reversed until the related inventory is sold or otherwise disposed of. During fiscal 2003 and fiscal 2002, the Company disposed of $11.1 million and $9.5 million respectively, against inventory reserves established in fiscal 2002. There was no impact on reported profit margins in either period. The Company reviews and disposes of excess inventory on an ongoing basis, as appropriate. Certain excess inventory that has been reserved is being held for potential future use which is dependent on overall market conditions and product demand. There have been no significant sales of reserved inventory in 2003 and 2002.

Reorganization costs were $6.7 million in fiscal 2003. In August 2002, we reduced our workforce by 94 employees due to adverse business conditions. In November 2002, we further reduced our workforce by 195 employees and contractors. The combination of these two actions account for $5.6 million of the $6.7 million charge for the fiscal year ended July 31, 2003. The majority of the severance costs of the August 2002 and November 2002 workforce reductions were paid by April 30, 2003, although some costs will be paid through August 2003.

In July 2003, the Company further reduced headcount by 7 employees and recorded a $.3 million reorganization severance charge. The severance costs from this workforce reduction will be paid over the next three to six months.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2003, the Company also recorded a $.8 million asset impairment charge for certain manufacturing related leasehold improvements in our Westwood facility. These assets are deemed to be impaired as a result of outsourcing the remaining elements of the Company’s final test and integration process to a third party.

The $1.2 million of reorganization charges recorded in fiscal year 2001 consist of employee separation cost for 123 employees, all of which was paid during fiscal 2002.

12.    QUARTERLY RESULTS OF OPERATIONS (unaudited)

	Year Ended July 31, 2003
	First Quarter(1)	Second Quarter(2)	Third Quarter	Fourth Quarter(3)
	(In thousands, except per share data)
Net sales	$30,007	$27,011	$28,777	$33,654
Gross profit	5,304	4,648	5,296	(41,650)
Net income (loss)	(22,684)	(22,877)	(17,976)	(81,531)
Net income (loss) per share:
Basic	(0.46)	(0.46)	(0.36)	(1.61)
Diluted	(0.46)	(0.46)	(0.36)	(1.61)

	Year Ended July 31, 2002
	First Quarter	Second Quarter(4)	Third Quarter	Fourth Quarter(5)
	(In thousands, except per share data)
Net sales	$33,003	$27,585	$28,055	$32,630
Gross profit	9,613	(37,757)	4,757	6,454
Net income (loss)	(9,397)	(37,840)	(12,328)	(90,315)
Net income (loss) per share:
Basic	(0.19)	(0.78)	(0.25)	(1.84)
Diluted	(0.19)	(0.78)	(0.25)	(1.84)

(1)	Includes reorganization cost of $2.0 million.
(2)	Includes reorganization cost of $3.6 million.
(3)	Includes reorganization cost of $1.1 million and an inventory charge of $48.5 million.
(4)	Includes a provision for excess and obsolete inventory of $42.2 million.
(5)	Includes a tax provision of $71.2 million related to an increase in the valuation allowance for deferred tax assets.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of LTX Corporation:

We have audited the accompanying consolidated balance sheets of LTX Corporation as of July 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended July 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of LTX Corporation as of July 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements and included an explanatory paragraph that disclosed the change in the Company’s method of accounting for revenue recognition on certain product shipments through the adoption of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” discussed in Note 2 to these financial statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTX Corporation at July 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended July 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Boston, Massachusetts

August 27, 2003

Report of Independent Public Accountants

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. SEE EXHIBIT 23(B) TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2003, FOR FURTHER DISCUSSION.

AS DISCUSSED IN NOTE 2, LTX CORPORATION REVISED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED JULY 31, 2001 TO DISCLOSE THE CHANGE IN THE COMPANY’S METHOD OF ACCOUNTING FOR REVENUE RECOGNITION ON CERTAIN PRODUCT SHIPMENTS THROUGH THE ADOPTION OF STAFF ACCOUNTING BULLETIN NO.101 “REVENUE RECOGNITION IN FINANCIAL STATEMENTS”.

To LTX Corporation:

We have audited the accompanying consolidated balance sheets of LTX Corporation and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As explained in Notes 2 and 12 to the consolidated financial statements, effective August 1, 2000, the Company changed its method of accounting for revenue recognition on certain product shipments through the adoption of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”.

Arthur Andersen LLP

Boston, Massachusetts

August 27, 2001

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

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (1) were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this annual report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2003 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Items 10-14.	Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Certain Relationships and Related Transactions, Principal Accountant Fees and Services

Information required under these Items is included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 10, 2003, under the headings “Certain Stockholders,” “Election of Directors,” “Compensation of Executives and Officers,” “Compensation Plans,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Concerning Auditors,” which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year, July 31, 2003.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)    1.   Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2003, are included in Item 8, herein.

Report of Ernst & Young LLP Independent Auditors

Report of Arthur Andersen LLP Independent Public Accountants

Consolidated Balance Sheets—July 31, 2003 and 2002

Consolidated Statements of Operations and Comprehensive Income for the years ended July 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended July 31, 2003, 2002 and 2001

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

Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company’s Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company’s Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company’s Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company’s Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company’s Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company’s Registration No. 333-106163 on Form S-8 filed June 16, 2003 (the “2003 S-8”); to the Company’s Form 8A/A filed September 30, 1993 amending the Company’s Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company’s Current Reports on Form 8-K filed May 11, 1989 and April 3, 2002; the Company’s Annual Reports on Form 10-K for one of the years ended July 31, 2002, 2001, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985, 1984 and 1983; or the Company’s Quarterly Reports on 10- Q for one of the quarters ended October 31, 1997, January 31, 1998, April 30, 1998, January 31, 1999, October 31, 1999 and January 31, 2000, April 30, 2001, January 31, 2002 and January 31, 2003 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

(A)    Listing of Exhibits

(3) (A)	—Articles of Organization, as amended. (Exhibit 3.1 to the 1995 Registration Statement No. 1)

(3) (B)	—By-laws, as amended. (Exhibit 3(B) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1997)

(4) (C)	—Rights Agreement. (Exhibit I of the Registrant’s Current Report on Form 8-K, filed May 3, 1999)

(4) (D)	—Indenture dated as of August 8, 2001 between LTX Corporation and State Street Bank & Trust Company as Trustee (Exhibit 4(D) to the 2001 Annual Report on Form 10-K)

(4) (E)

—Registration Rights Agreement dated as of August 8, 2001 among LTX Corporation, Morgan Stanley & Co., Incorporated, Deutsche Banc Alex Brown and Needham & Company, Inc. (Exhibit (E) to the 2001 Annual Report on Form 10-K)

(10) (B)+	—1990 Stock Option Plan. (Exhibit 10(B) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

(10) (D)+	—1993 Employees’ Stock Purchase Plan. (Exhibit 10(D) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)

(10) (E)+	—1983 Non-Qualified Stock Option Plan. (Exhibit 10(E) to the 1983 Annual Report on Form 10-K)

(10) (F)	—LTX Corporation 401(k) Adoption Agreement, Retirement Plan and Trust Agreement (Exhibit (10)(F) to the 2002 Annual Report of Form 10-K)

(10) (I)	—Lease dated as of March 8, 1984 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(I) to the 1984 Registration statement)

(10) (J)	—Lease dated as of July 16, 1984 relating to Company’s administration facility on Rosemont Avenue, Westwood, Massachusetts. (Exhibit 10(J) to the 1984 Registration Statement)

(10) (K)	—Lease dated as of February 27, 1985 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(K) to the 1985 Annual Report on Form 10-K)

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

(10) (U)

—Amended and Restated Loan and Security Agreement dated as of July 24, 2002 and Loan Modification Agreement thereto between LTX Corporation and Silicon Valley Bank (Exhibit (10)(U) to the 2002 Annual Report on Form 10-K)

(10) (U)(i)	—Second Loan Modification Agreement dated as of July 23, 2003 between LTX Corporation and Silicon Valley Bank

(10) (V)	—Loan Agreement dated as of July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(V) to the 1994 Annual Report on Form 10-K)

(10) (W)*	—Amendment No. 1 to License and Development Agreement dated as of July 20, 1994 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(W) to the 1994 Annual Report on Form 10-K)

(10) (X)	—Employment Agreement dated as of January 1, 1997 between LTX Corporation and Kenneth E. Daub. (Exhibit 10(X) to the 1997 Annual Report on Form 10-K)

(10) (Y)	—Form of Change of Control Agreement entered into with certain executive officers as of March 2, 1998 (Exhibit 10 (Y) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

(10) (AA)*	—Fusion Agreement dated as of April 24, 1998 between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10 (AA) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1998)

(10) (BB)	—Second Amendment to Loan Agreement between LTX Corporation and Ando Electric Co., Ltd. (Exhibit 10(BB) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1999)

(10) (CC)+	—1999 Stock Plan (Exhibit 10 (CC) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

(10) (DD)	—Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of Massachusetts (Exhibit 10 (EE) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2001)

(10) (FF)	—2001 Stock Plan (Exhibit 10(FF) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2003)

(10) (GG)+	—Deferred Compensation Plan effective as of December 1, 2001 (Exhibit 10(GG) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

(10) (HH)	—STI 2000 Stock Option Plan (Exhibit 4 to the 2003 S-8)

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

(23) (B)

—Consent of Independent Public Accountants – Arthur Andersen LLP. (After reasonable efforts, the registrant was unable to obtain the written consent of Arthur Andersen LLP to incorporate by reference its report dated August 27, 2001 due to the closure of the Arthur Andersen LLP office in Boston, Massachusetts.)

(31) (A)	—Rule 13a-14(a) Certification of Roger W. Blethen, CEO

(31) (B)	—Rule 13a-14(a) Certification of Mark J. Gallenberger, CFO

32	—Section 1350 Certification of CEO and CFO

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.

*	Confidential treatment requested as to certain portions thereof. The confidential portion has been omitted and filed separately with the Commission.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Item 15(b).     Reports on Form 8-K

On May 13, 2003, the Company furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended July 31, 2003, which press release included its consolidated financial statements for the period.

Item 15(c).     Exhibits

Exhibit 22—Subsidiaries of Registrant

Company
LTX (Europe) Limited	United Kingdom	100%
LTX International Inc., Domestic International Sales Corporation (DISC)	Delaware	100%
LTX (Deutschland) GmBH	West Germany	100%
LTX France S.A.	France	100%
LTX Test Systems Corporation	Delaware	100%
LTX (Italia) S.r.	Italy	100%
LTX (Foreign Sales Corporation) B.V.	The Netherlands	100%
LTX Asia International, Inc.	Delaware	100%
LTX Israel Limited	Israel	100%
LTX (Malaysia) SDN.BHD	Malaysia	100%
LTX LLC	Delaware	100%

The subsidiaries listed are all included in the consolidated financial statements of the Company.

Item 15(d)

SCHEDULE II

LTX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2003, 2002 and 2001

(in thousands)

Description	Balance at beginning of period	Charged to expense	Amounts Written off	Balance at end of period
Reserve for sales returns, allowances and doubtful accounts
July 31, 2003	$3,579	$230	$(291)	$3,518
July 31, 2002	$3,659	$1,449	$(1,529)	$3,579
July 31, 2001	$3,648	$2,857	$(2,846)	$3,659

Reserve for other accounts receivable
July 31, 2003	$0	$0	$0	$0
July 31, 2002	$2,500	$3,500	$6,000	$0
July 31, 2001	$0	$2,500	$0	$2,500

Accrued restructuring charges
July 31, 2003	$225	$6,696	$(6,497)	$424
July 31, 2002	$1,713	$0	$(1,488)	$225
July 31, 2001	$2,263	$1,200	$(1,750)	$1,713

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX CORPORATION

By:	/s/ ROGER W. BLETHEN
Roger W. Blethen Chairman of the Board and Chief Executive Officer
October 28, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 28, 2003

/s/ MARK J. GALLENBERGER Mark J. Gallenberger	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 28, 2003

/s/ DANIEL V. WALLACE Daniel V. Wallace	Controller, (Principal Accounting Officer)	October 28, 2003

/s/ MARK S. AIN Mark S. Ain	Director	October 28, 2003

/s/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	October 28, 2003

/s/ RICHARD S. HILL Richard S. Hill	Director	October 28, 2003

/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Director	October 28, 2003

/s/ ROGER J. MAGGS Roger J. Maggs	Director	October 28, 2003

/s/ ROBERT E. MOORE Robert E. Moore	Director	October 28, 2003

/s/ SAMUEL RUBINOVITZ Samuel Rubinovitz	Director	October 28, 2003