Form 10-Q
period 2003-10-31
LTX CORP
filed 2003-12-12
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:

Class	Outstanding at November 28, 2003
Common Stock, par value $0.05 per share	52,406,825

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2003 (Unaudited)	July 31, 2003 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$69,879	$73,167
Marketable securities	59,827	63,416
Accounts receivable, net of allowances	16,553	12,033
Accounts receivable – other	5,495	5,192
Inventories	62,675	66,852
Prepaid expense	12,074	10,989

Total current assets	226,503	231,649

Property and equipment, net	72,922	73,443
Goodwill and other intangible assets	14,659	14,764
Other assets	4,253	5,040

Total assets	$318,337	$324,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19,455	$19,459
Current portion of long-term debt	1,301	1,262
Accounts payable	15,512	13,380
Deferred revenues and customer advances	3,858	4,738
Deferred gain on leased equipment	9,172	10,350
Other accrued expenses	28,788	26,555

Total current liabilities	78,086	75,744

Long-term debt, less current portion	150,000	150,064

Stockholders’ equity:
Common stock	2,734	2,721
Additional paid-in capital	434,616	433,489
Unrealized gain on marketable securities	580	751
Accumulated deficit	(335,899)	(326,093)
Less treasury stock, at cost	(11,780)	(11,780)

Total stockholders’ equity	90,251	99,088

Total liabilities and stockholders’ equity	$318,337	$324,896

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2003	2002
Net product sales	$37,523	$20,342
Net service sales	9,096	9,665

Net sales	46,619	30,007

Cost of sales	32,523	24,703

Gross profit	14,096	5,304

Engineering and product development expenses	16,579	19,103
Selling, general and administrative expenses	6,382	6,399
Reorganization costs	—	1,990

Loss from operations	(8,865)	(22,188)

Other income (expense):
Interest expense	(1,714)	(1,671)
Investment income	773	1,175

Net loss	$(9,806)	$(22,684)

Net loss per share:
Basic	$(0.19)	$(0.46)
Diluted	$(0.19)	$(0.46)

Weighted-average common shares used in computing net loss per share:
Basic	51,797	49,199
Diluted	51,797	49,199

Comprehensive loss:
Net loss	$(9,806)	$(22,684)
Unrealized gain (loss) on marketable securities	(171)	254

Comprehensive loss	$(9,977)	$(22,430)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,806)	$(22,684)
Add (deduct) non-cash items:
Depreciation and amortization	4,663	4,411
Translation (gain) loss	29	31
(Increase) decrease in:
Accounts receivable	(4,816)	573
Inventories	4,181	(31,623)
Prepaid expenses	(1,083)	19,181
Other assets	559	1,079
Increase (decrease) in:
Accounts payable	1,999	(4,384)
Accrued expenses and restructuring charges	2,232	(1,729)
Deferred revenues and customer advances	(2,057)	(967)

Net cash used in operating activities	(4,099)	(36,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(22,737)	(8,180)
Proceeds from sale of marketable securities	26,326	6,899
Purchases of property and equipment	(3,972)	(2,110)

Net cash used in investing activities	(383)	(3,391)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,140	101
Payments of short-term notes payable, net	(4)	(4,998)
Proceeds from lease financing	—	9,185
Payments of long-term debt	(25)	(503)

Net cash provided by financing activities	1,111	13,781

Effect of exchange rate changes on cash	83	(31)

Net decrease in cash and cash equivalents	(3,288)	(25,753)
Cash and cash equivalents at beginning of period	73,167	144,467

Cash and cash equivalents at end of period	$69,879	$118,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$35	$3,265

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2003. In the opinion of our management, these financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year.

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

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred or services rendered; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a standard product, (2) there is a history of acceptance on the product with the customer, and (3) the undelivered element is not essential to the customer’s application. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement bases and the tax bases of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Research and development tax credits are recognized for financial reporting purposes to the extent that they can be used to reduce the tax provision.

Accounting for Stock-Based Compensation

LTX has several stock-based compensation plans. The Company, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock option and stock purchase plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 23, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three months ended October 31,
	2003	2002
Net loss:
As reported	$(9,806)	$(22,684)
Pro forma	(16,848)	(27,642)
Net loss per share:
Basic
As reported	(0.19)	(0.46)
Pro forma	(0.33)	(0.56)
Diluted
As reported	(0.19)	(0.46)
Pro forma	(0.33)	(0.56)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended October 31,
	2003	2002
Volatility	88%	88%
Dividend yield	0%	0%
Risk-free interest rate	4.33%	4.43%
Expected life of options	9.11 years	8.31 years

Accounting for Impairment of Long-Lived Assets

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company will review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value.

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

Comprehensive Loss

Comprehensive loss is comprised of two components, net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities.

Net Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net loss by the weighted average number of common shares and all dilutive securities outstanding.

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2003	2002
	(in thousands, except per share data)
Net loss	$(9,806)	$(22,684)

Basic EPS
Basic common shares	51,797	49,199
Basic EPS	$(0.19)	$(0.46)

Diluted EPS
Basic common shares	51,797	49,199
Plus: Impact of stock options	—	—

Diluted common shares	51,797	49,199

Diluted EPS	$(0.19)	$(0.46)

At October 31, 2003 and 2002, options to purchase 4,198,078 shares and 5,417,503 shares of common stock, respectively, were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash and cash equivalents. Investments with remaining maturities greater than three months and that mature within one year from the balance sheet date are considered to be marketable securities. Cash and cash equivalents consist primarily of repurchase agreements, commercial paper and money market funds. Marketable securities consist primarily of debt securities that are classified as available-for-sale and are reported at fair value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Securities available for sale include corporate and governmental obligations with various contractual maturity dates. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities.

Gross unrealized gains and losses as of October 31, 2003 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity.

At October 31, 2003, cash balances of approximately $0.7 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	October 31, 2003	July 31, 2003
	(In thousands)
Raw materials	$31,101	$25,175
Work-in-progress	14,810	21,787
Finished goods	16,764	19,891

	$62,675	$66,852

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand of our products or market conditions. Should it be determined that any inventory items have become obsolete, we would record an inventory write-down.

Property and Equipment

Property and equipment are summarized as follows:

(in thousands)	October 31, 2003	July 31, 2003	Depreciable Life In Years
Machinery, equipment and internal manufactured systems	$157,126	$155,301	3-7
Office furniture and equipment	7,553	7,797	3-7
Leasehold improvements	11,851	13,212	10 or term of lease

	176,530	176,310
Less: Accumulated depreciation and amortization	(103,608)	(102,867)

	$72,922	$73,443

At October 31, 2003 and July 31, 2003, included in machinery and equipment is equipment acquired under capital leases of $5.1 million and $5.1 million, respectively. Accumulated depreciation related to those assets was $0.9 million and $0.6 million at October 31, 2003 and July 31, 2003, respectively.

Goodwill and Other Intangibles

Intangible assets consisted of core technology which is summarized as follows:

(In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
October 31, 2003	$2,800	$175	$2,625	4 years
July 31, 2003	$2,800	$—	$2,800	4 years

Amortization expense for the three months ended October 31, 2003 and 2002 was $175,000 and $0, respectively. The estimated aggregate amortization expense for each of the four succeeding years is as follows:

Remainder of 2004	$525
2005	700
2006	700
2007	700

Goodwill totaling $12.0 million at October 31, 2003 and July 31, 2003, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003. As of October 31, 2003, there was no goodwill impairment.

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

Recent Accounting Pronouncements

In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”. This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 will be effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The Company is in the process of determining the effect, if any, the adoption EITF Issue No. 03-5 will have on its financial statements.

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

The Company’s net sales for the three months ended October 31, 2003 and 2002, along with the long-lived assets at October 31, 2003 and July 31, 2003, are summarized as follows:

	Three Months Ended October 31,
	2003	2002
	(In thousands)
Net Sales:
United States	$8,540	$18,738
Singapore	29,776	3,566
Taiwan	1,143	1,335
Japan	3,910	2,831
All other countries	3,250	3,537

Total Net Sales	$46,619	$30,007

	October 31, 2003	July 31 2003
	(In thousands)
Long-lived Assets:
United States	$53,727	$52,800
Singapore	9,548	10,645
Taiwan	3,325	3,247
Japan	20	20
All other countries	6,302	6,731

Total Long-lived Assets	$72,922	$73,443

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

4. REORGANIZATION CHARGES

In August 2002, the Company reduced headcount by 94 employees and recorded a $2.0 million reorganization severance charge. During the third quarter of fiscal 2003, we completed the reorganization program that we had initiated in August 2002.

5. GUARANTEES AND INDEMNIFICATION OBLIGATIONS

The following table shows the details of the product warranty accrual which is included in the Other Accrued Expenses of balance sheet, as required by FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the three months ended October 31, 2003:

Product Warranty Activity	(in thousands)
Balance at July 31, 2003	$1,935
Warranty expenditures for current period	(1,092)
Provision for warranty costs in the period	1,598

Balance at October 31, 2003	$2,441

6. COMMITMENTS AND CONTINGENCIES

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at October 31, 2003, are as follows:

(in thousands)
Year ended July 31,	Amount
2004	$14,444
2005	9,269
2006	8,700
2007	5,978
2008	2,602
Thereafter	1,498

Total minimum lease payments	$42,491

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

In fiscal 2002, the Company and Ando entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings pending with the American Arbitration Association in San Jose, California. Under the terms of this agreement, Ando has forgiven certain loan and other debt obligations totaling approximately $7 million and has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. Except for these continuing obligations, the obligations of the parties under the Fusion Agreement and other related agreements have been terminated. In connection with the termination of obligations of the parties under the Fusion Agreement, Ando has also forgiven contractual obligations totaling $1.7 million. At the end of the transition period, the Company will continue to supply and support former Ando customers in Japan. An accrual of $7.9 million was recorded for anticipated expenses associated with this transition period. The Company has incurred $1.1 million of expenditures in fiscal 2003 and $0 in the first quarter of fiscal 2004, leaving an accrual balance of $6.8 million as of October 31, 2003. The Ando liability is included in Other Accrued Liabilities.

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

Our operating results have been negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and has continued through our fiscal year ended July 31, 2003. Management believes that recent improvements in business activity, together with other industry indicators at the end of fiscal 2003, may be the first signs of an emerging recovery leading to the next growth cycle. The Company has seen revenue and orders improvement over the past three quarters. Although the sluggish industry conditions of the last downturn will continue to adversely affect the Company’s results of operations in the near term, we believe our investments and actions taken during the downturn provide us with a good opportunity to increase revenues, generate profits and produce strong positive cash flow as business conditions improve. However, the Company’s results of operations would be further adversely affected if it were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure, or if the emerging recovery is not sustained. At the current low levels of business, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions account for an even greater portion of sales for the quarter.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. For the three months ended October 31, 2003, there have been no changes to these critical accounting policies.

Recent Accounting Pronouncements

In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables”. This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 will be effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The Company is in the process of determining the effect, if any, the adoption EITF Issue No. 03-5 will have on its financial statements.

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

	Percentage of Net Sales Three Months Ended October 31,
	2003	2002
Net Sales	100.0%	100.0%

Cost of Sales	69.8	82.3

Gross profit	30.2	17.7
Engineering and product development expenses	35.5	63.7
Selling, general and administrative expenses	13.7	21.3
Reorganization costs	—	6.6

Loss from operations	(19.0)	(73.9)

Other income (expense):
Interest expense	(3.7)	(5.6)
Investment income	1.7	3.9

Net loss	(21.0)%	(75.6)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three Months Ended October 31, 2003 Compared to the Three Months Ended October 31, 2002.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended October 31, 2003 increased 55% to $46.6 million as compared to $30.0 million in the same quarter of the prior year. The increase in net sales is primarily a result of increasing demand for semiconductor test equipment as the economic conditions in general and semiconductor industries in particular improved. Service revenue accounted for $9.1 million, or 19.5% of net sales, and $9.7 million, or 32.3% of net sales, for the three months ended October 31, 2003 and 2002, respectively. Geographically, sales to customers outside of the United States were 81.7% and 37.6% of net sales for the three months ended October 31, 2003 and October 31, 2002, respectively.

Gross Profit Margin. The gross profit margin was 30.2% of net sales in the three months ended October 31, 2003, as compared to 17.7% of net sales in the same quarter of the prior year. The increase in gross profit margin percentages is a result of increased sales volume, as the fixed cost components of our cost of sales did not increase commensurate with our increase in net sales.

Engineering and Product Development Expenses. Engineering and product development expenses were $16.6 million, or 35.5% of net sales, in the three months ended October 31, 2003, as compared to $19.1 million, or 63.7% of net sales, in the same quarter of the prior year. The $2.5 million decrease in engineering and product development expenses is principally a result of the completion of next generation Fusion development projects and cost reduction initiatives that we implemented in the second quarter of fiscal 2003. We continue to maintain a significant investment in product development expenses to support new product features and emerging applications. This is consistent with the Company’s strategy of extending our technological lead in single platform testing during the industry downturn.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.4 million, or 13.7% of net sales, in the three months ended October 31, 2003, as compared to $6.4 million, or 21.3% of net sales, in the same quarter of the prior year. The 7.6% decrease was a result of increased sales volume.

Interest Expense. Interest expense was $1.7 million for each of the three months ended October 31, 2003 and October 31, 2002. Approximately $1.6 million of the expense for both periods is the result of accruing interest expense for the 4.25% convertible subordinated notes.

Investment Income. Investment income was $0.8 million for the three months ended October 31, 2003 as compared to $1.2 million for the three months ended October 31, 2002. Investment income is lower in the three months ended October 31, 2003 than the same period of the prior year as a result of lower cash and marketable securities balances and declining interest rates.

Income Tax. The Company had no net tax provision in the first fiscal quarter of 2004. For the three months ended October 31, 2003, the Company provided a full valuation allowance for the tax benefit recorded. As a result of a review undertaken at October 31, 2003 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its net deferred tax assets. The Company recorded a tax benefit of $4.0 million for the quarter ended October 31, 2003.

Net Loss. Net loss was $9.8 million, or $0.19 per diluted share, in the three months ended October 31, 2003, as compared to net loss of $22.7 million, or $0.46 per diluted share, in the same quarter in the prior year.

Liquidity and Capital Resources

At October 31, 2003, the Company had $129.7 million in cash and cash equivalents and marketable securities and working capital of $148.4 million, as compared to $136.6 million of cash and cash equivalents and marketable securities and $155.9 million of working capital at July 31, 2003. The decrease in the cash and cash equivalents and marketable securities was due primarily to cash used in operations of $4.1 million and cash used for purchases of capital equipment, which was partially offset by cash provided by financing activities of $1.1 million.

Accounts receivable from trade customers was $16.6 million at October 31, 2003, as compared to $12.0 million at July 31, 2003. The principal reason for the $4.6 million increase in accounts receivable is a result of increased sales during the first fiscal quarter of 2004. The allowance for sales returns and doubtful accounts was $3.5 million, or 17.5% of gross trade accounts receivable, on October 31, 2003 and $3.5 million, or 22.6% of gross trade accounts receivable, on July 31, 2003. Accounts receivable from other sources increased $0.3 million to $5.5 million at October 31, 2003, as compared to $5.2 million at July 31, 2003. The increase was attributed to the increase in the sale of component inventory at cost to our outsource suppliers.

Net inventories decreased by $4.2 million to $62.7 million at October 31, 2003 as compared to $66.9 million at July 31, 2003. The decrease is primarily attributed to consumption of existing inventories as a result of increased sales.

Prepaid expense increased by $1.1 million to $12.1 million at October 31, 2003 as compared to $11.0 million at July 31, 2003. The increase was attributed to the deposits for Fusion HFi critical components of $0.7 million and insurance premium deposits amounted to $0.3 million. Inventory related deposits were $4.4 million at October 31, 2003 and $3.0 million as of July 31, 2003.

Capital expenditures totaled $4.0 million for the three months ended October 31, 2003 as compared to $2.1 million for the three months ended October 31, 2002. The principal reason for the $1.9 million increase in expenditures related to the additional capital spending to support the Fusion HFi product launch.

The Company entered into certain equipment sale/leaseback transactions to finance the cost of new test equipment. The cash proceeds from these leases were based on the fair market value of the equipment and these leases qualify as operating leases in accordance with SFAS No. 13. Cash proceeds received in excess of the cost of the equipment are recorded as deferred gain in accordance with SFAS Nos. 13 and 28 and amortized over the life on the lease. The cash proceeds from lease transactions were $0.0 million and $9.2 million for the quarters ending October 31, 2003 and October 31, 2002, respectively.

During the quarter ended October 31, 2003, we renegotiated our domestic credit facility with our existing lender. The facility is comprised of a working capital line of $30.0 million, which is secured by all assets and bears interest at the bank’s prime rate of 4.0% at October 31, 2003. The working capital line will be used to support working capital obligations, issuance of standby letters of credit, foreign exchange transactions and to support the purchase of fixed assets. The facility imposes certain financial and other covenants. Outstanding borrowings at October 31, 2003 were $19.5 million under the working capital credit facility. A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This line was reduced to $20.0 million in fiscal 2003. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under this line at October 31, 2003.

We anticipate available cash balances and credit facilities will be adequate to fund our currently proposed operating activities for the next twelve months.

Commitments and Contingencies

Our major outstanding contractual obligations consist of convertible subordinated notes, credit facilities, facilities leases and capital leases. The Company has 4.25% convertible subordinated notes due in 2006. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The outstanding principal of the notes was $150.0 million as of October 31, 2003.

The aggregate outstanding amount of the contractual obligations is $229.5 million as of October 31, 2003. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecast occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at October 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period
	(in thousands)
Financial Obligations	Total	Remainder of 2004	2005 – 2006	2007 – 2008	Thereafter
Convertible Subordinated Notes (including Interest)	$167,531	$4,781	$162,750	$—	$—
Notes Payable	19,455	19,455	—	—	—
Operating Leases	40,708	12,770	17,860	8,580	1,498
Capital Leases	1,783	1,674	109	—	—

Total Contractual Obligations	$229,477	$38,680	$180,719	$8,580	$1,498

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to our ten largest customers accounted for 92.7% of revenues for the three months ended in October 31, 2003 and 85.6% in the same quarter for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt. In addition, our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 81.7% of our revenues for the three months ended October 31, 2003 and 37.6% of our revenues for the three months ended October 31, 2002. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our principal competitors in the market for semiconductor test equipment are Agilent Technologies, Credence Systems, NPTest, Inc., and Teradyne. Most of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our stock price is volatile.

In the twelve-month period ending on October 31, 2003, our stock price has ranged from a low of $6.83 to a high of $14.29. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (1) were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2003 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications
(ii)	Exhibit 32 Section 1350 Certifications

(b)	On November 13, 2003, the Company furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended October 31, 2003, which press release included its consolidated financial statements for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: December 12, 2003	By:	/s/ Mark J. Gallenberger
Mark J. Gallenberger
Chief Financial Officer and Treasurer (Principal Financial Officer)