Form 10-Q
period 2004-01-31
LTX CORP
filed 2004-03-15
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

if Changed Since Last Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2004
Common Stock, par value $0.05 per share	60,895,164

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2004	July 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,580	$73,167
Marketable Securities	60,249	63,416
Accounts receivable, net of allowances	25,611	12,033
Accounts receivable – other	7,371	5,192
Inventories	62,420	66,852
Prepaid expense	10,415	10,989

Total current assets	238,646	231,649

Property and equipment, net	71,724	73,443
Goodwill and other intangible assets	15,014	14,764
Other assets	4,264	5,040

Total assets	$329,648	$324,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19,425	$19,459
Current portion of long-term debt	930	1,262
Accounts payable	25,218	13,380
Deferred revenues and customer advances	5,634	4,738
Deferred gain on leased equipment	8,398	10,350
Other accrued expenses	29,486	26,555

Total current liabilities	89,091	75,744
Long-term debt, less current portion	150,000	150,064

Stockholders’ equity:
Common stock	2,750	2,721
Additional paid-in capital	436,342	433,489
Unrealized gain on marketable securities	579	751
Accumulated deficit	(337,334)	(326,093)
Less treasury stock, at cost	(11,780)	(11,780)

Total stockholders’ equity	90,557	99,088

Total liabilities and stockholders’ equity	$329,648	$324,896

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net product sales	$48,876	$19,625	$86,399	$39,967
Net service sales	9,539	7,386	18,635	17,051

Net sales	58,415	27,011	105,034	57,018

Cost of sales	35,327	22,363	67,850	47,066

Gross profit	23,088	4,648	37,184	9,952

Engineering and product development expenses	16,487	15,917	33,066	35,020
Selling, general and administrative expenses	6,841	7,496	13,223	13,895
Reorganization costs	—	3,603	—	5,593

Loss from operations	(240)	(22,368)	(9,105)	(44,556)

Other income (expense):
Interest expense	(1,714)	(1,643)	(3,428)	(3,314)
Investment income	519	1,134	1,292	2,309

Net loss	$(1,435)	$(22,877)	$(11,241)	$(45,561)

Net loss per share:
Basic	$(0.03)	$(0.46)	$(0.22)	$(0.93)
Diluted	$(0.03)	$(0.46)	$(0.22)	$(0.93)

Weighted-average common shares used in computing net loss per share:
Basic	52,069	49,253	51,936	49,226
Diluted	52,069	49,253	51,936	49,226

Comprehensive loss:
Net loss	$(1,435)	$(22,877)	$(11,241)	$(45,561)
Unrealized gain (loss) on marketable securities	(1)	18	(172)	272

Comprehensive loss	$(1,436)	$(22,859)	$(11,413)	$(45,289)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,241)	$(45,561)
Add (deduct) non-cash items:
Depreciation and amortization	9,128	8,541
Translation (gain) loss	75	148
(Increase) decrease in:
Accounts receivable	(14,652)	(2,893)
Inventories	6,529	(30,800)
Prepaid expenses	731	19,292
Other assets	(632)	1,365
Increase (decrease) in:
Accounts payable	9,367	(10,744)
Accrued expenses and restructuring charges	2,757	(711)
Deferred revenues and customer advances	(611)	(2,204)

Net cash provided by (used in) operating activities	1,451	(63,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(47,062)	(25,848)
Proceeds from sale of marketable securities	50,229	23,884
Purchases of property and equipment	(7,380)	(6,234)

Net cash used in investing activities	(4,213)	(8,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,882	178
Employees’ stock purchase plan	—	675
(Payments) advances of short-term notes payable, net	(34)	4,998
Proceeds from lease financing	—	9,185
Purchase of treasury stock	—	(19)
Payments of long-term debt	(416)	(987)

Net cash provided by financing activities	2,432	14,030
Effect of exchange rate changes on cash	(257)	(109)

Net decrease in cash and cash equivalents	(587)	57,844
Cash and cash equivalents at beginning of period	73,167	144,467

Cash and cash equivalents at end of period	$72,580	$86,623

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$80	$3,314

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2003. In the opinion of our management, these financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited consolidated financial statements are not necessarily indicative of future trends or our operations for the entire year.

Revenue Recognition

The Company derives revenues from three sources – equipment sales, spare parts and service contracts. The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” and SAB 104 “Revenue Recognition”. In December 2003, the SEC issued SAB 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB 101. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

Accounting for Stock-Based Compensation

LTX has several stock-based compensation plans. The Company, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, has elected to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock option and stock purchase plans. No stock-based employee compensation is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. This Statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. Since LTX continues to account for stock-based compensation according to APB 25, the adoption of SFAS No. 148 required the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income and required the Company to disclose these affects in the financial statements as well.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three months ended January 31,		Six months ended January 31,
	2004	2003	2004	2003
Net loss:
As reported	$(1,435)	$(22,877)	$(11,241)	$(45,561)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, pro forma	2,231	4,958	4,463	9,916

Pro forma	(3,666)	(27,835)	(15,704)	(55,477)
Net loss per share:
Basic
As reported	(0.03)	(0.46)	(0.22)	(0.93)
Pro forma	(0.07)	(0.57)	(0.30)	(1.13)
Diluted
As reported	(0.03)	(0.46)	(0.22)	(0.93)
Pro forma	(0.07)	(0.57)	(0.30)	(1.13)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and six months ended January 31,	2004	2003
Volatility	87%	88%
Dividend yield	0%	0%
Risk-free interest rate	4.34%	4.43%
Expected life of options	8.90 years	8.31 years

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net loss	$(1,435)	$(22,877)	$(11,241)	$(45,561)

Basic EPS
Basic common shares	52,069	49,253	51,936	49,226
Basic EPS	$(0.03)	$(0.46)	$(0.22)	$(0.93)

Diluted EPS
Basic common shares	52,069	49,253	51,936	49,226
Plus: Impact of stock options	—	—	—	—

Diluted common shares	52,069	49,253	51,936	49,226
Diluted EPS	$(0.03)	$(0.46)	$(0.22)	$(0.93)

At January 31, 2004 and 2003, options to purchase 1,497,903 shares and 5,223,603 shares of common stock, respectively, were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

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

Gross unrealized gains and losses for the three and six months ended January 31, 2004 and January 31, 2003 were not significant. The realized profits, losses and interest are included in the investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity.

At January 31, 2004, cash balances of approximately $0.7 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	January 31, 2004	July 31, 2003
	(In thousands)
Raw materials	$26,572	$25,175
Work-in-progress	13,922	21,787
Finished goods	21,926	19,890

	$62,420	$66,852

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand of our products or market conditions. Should it be determined that any inventory items have become obsolete, we would record an inventory write-down.

Property and Equipment

Property and equipment are summarized as follows:

(in thousands)	January 31, 2004	July 31, 2003	Depreciable Life In Years
Machinery, equipment and internal manufactured systems	$156,279	$155,301	3-7
Office furniture and equipment	7,569	7,797	3-7
Leasehold improvements	11,857	13,212	10 or term of lease

	175,705	176,310
Less: Accumulated depreciation and amortization	(103,981)	(102,867)

	$71,724	$73,443

At January 31, 2004 and July 31, 2003, included in machinery and equipment is equipment acquired under capital leases of $5.5 million and $5.1 million, respectively. Accumulated depreciation related to those assets was $1.1 million and $0.6 million at January 31, 2004 and July 31, 2003, respectively.

Goodwill and Other Intangibles

The Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets”, in fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives not be amortized but, instead, tested at least annually for impairment. Accordingly, the Company ceased amortization of all goodwill on August 1, 2003. Management uses a discounted cash flow analysis which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The Company has elected the fourth quarter to complete its annual goodwill impairment test. In addition, annual impairment tests for indefinite lived intangible assets are also performed in the fourth quarter.

Goodwill totaling $12.6 million and $12.0 million at January 31, 2004 and July 31, 2003, respectively, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at January 31, 2004 and July 31, 2003:

Core Technology	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
(In thousands)
January 31, 2004	$2,800	$350	$2,450	4 years
July 31, 2003	$2,800	$—	$2,800	4 years

Amortization expense for the six months ended January 31, 2004 and 2003 was $350,000 and $0, respectively. The estimated aggregate amortization expense for each of the four succeeding years is as follows:

(In thousands)
Remainder of 2004	$350
2005	700
2006	700
2007	700

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original Interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact on the Company’s financial statements from potential VIEs entered into after January 31, 2003 and the Company does not expect there to be a material impact on our financial statements from the adoption of the deferred provisions in the second quarter of fiscal year 2004.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales for the three and six months ended January 31, 2004 and 2003, along with the long-lived assets at January 31, 2004 and July 31, 2003, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
	(In thousands)
Net Sales:
United States	$31,599	$10,910	$40,139	$29,648
Singapore	17,837	10,026	47,613	13,592
Taiwan	3,013	2,990	4,156	4,325
Japan	2,060	177	5,970	3,008
All other countries	3,906	2,908	7,156	6,445

Total Net Sales	$58,415	$27,011	$105,034	$57,018

	January 31, 2004	July 31 2003
	(In thousands)
Long-lived Assets:
United States	$53,066	$52,800
Singapore	9,539	10,645
Taiwan	3,155	3,247
All other countries	5,964	6,751

Total Long-lived Assets	$71,724	$73,443

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

4. GUARANTEES AND INDEMNIFICATION OBLIGATIONS

The following table shows the details of the product warranty accrual, as required by FASB FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the three months ended January 31, 2004:

(in thousands)
Balance at July 31, 2003	$1,935
Warranty expenditures for current period	(2,448)
Provision for warranty costs in the period	3,091

Balance at January 31, 2004	$2,578

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2004 or July 31, 2003.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2004 or July 31, 2003.

5. COMMITMENTS AND CONTINGENCIES

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at January 31, 2004, are as follows:

(in thousands)
Year ended July 31,	Amount
2004	$6,837
2005	9,640
2006	8,914
2007	6,013
2008	3,122
Thereafter	2,485

Total minimum lease payments	$37,011

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

In fiscal 2002, the Company and Ando entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings pending with the American Arbitration Association in San Jose, California. Under the terms of this agreement, Ando has forgiven certain loan and other debt obligations totaling approximately $7 million and has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. Except for these continuing obligations, the obligations of the parties under the Fusion Agreement and other related agreements have been terminated. In connection with the termination of obligations of the parties under the Fusion Agreement, Ando has also forgiven contractual obligations totaling $1.7 million. At the end of the transition period, the Company will continue to supply and support former Ando customers in Japan. An accrual of $7.9 million was recorded for anticipated expenses associated with this transition period. The Company has incurred $1.1 of expenditures in fiscal 2003, leaving an accrual balance of $6.8 million as of January 31, 2004 and July 31, 2003. The Ando liability is included in Other Accrued Liabilities.

6. STOCKHOLDERS’ EQUITY

In January 2004, we filed a shelf registration statement on Form S-3 to register up to $250 million of common stock, debt securities and warrants. On February 19, 2004, we closed an offering made pursuant to the registration statement relating to the sale of 8,050,000 shares of our common stock at $16.50 per share. The offering included 1,050,000 shares sold as a result of the exercise, in full, by the underwriters of their option to purchase additional shares of common stock. Gross proceeds from the stock offering totaled approximately $132.8 million. Proceeds to LTX, net of $6.2 million in underwriters’ commissions and discounts and other expenses, totaled approximately $126.6 million.

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

Our operating results have been negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and has continued through our fiscal year ended July 31, 2003. However, the Company has seen revenue and orders improvement over the past four quarters. Management believes that our industry is in the early stages of the next growth cycle based upon the recent improvements in business activity, together with other industry indicators at the end of fiscal 2003. We believe our investments and actions taken during the downturn provide us with opportunities to increase revenues, generate profits and produce strong positive cash flow as business conditions improve. However, the Company’s results of operations would be adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure, or if the emerging recovery is not sustained. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. For the six months ended January 31, 2004, there have been no changes to these critical accounting policies.

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s condensed consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original Interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact on the Company’s financial statements from potential VIEs entered into after January 31, 2003 and the Company does not expect there to be a material impact on our financial statements from the adoption of the deferred provisions in the second quarter of fiscal year 2004.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	60.5	83.0	64.6	82.6

Gross profit	39.5	17.0	35.4	17.4
Engineering and product development expenses	28.2	58.9	31.5	61.4
Selling, general and administrative expenses	11.7	27.8	12.6	24.4
Reorganization costs	—	13.3	—	9.8

Loss from operations	(0.4)	(83.0)	(8.7)	(78.2)

Other income (expense):
Interest expense	(2.9)	(5.9)	(3.3)	(5.8)
Investment income	0.9	4.0	1.2	4.0

Net loss	(2.4)%	(84.9)%	(10.8)%	(80.0%)

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three Months and Six Months Ended January 31, 2004 Compared to the Three Months and Six Months Ended January 31, 2003.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended January 31, 2004 increased 116% to $58.4 million as compared to $27.0 million in the same quarter of the prior year. For the six months ended January 31, 2004, net sales were $105.0 million as compared to $57.0 million for the same period of the prior year, an increase of 84.2%. The increase in net sales is primarily a result of increasing demand for semiconductor test equipment as economic conditions in general and semiconductor industries in particular improved. The increase in net sales is also attributed to expanding business with new and existing customers, across a diverse range of end products. Service revenue accounted for $9.5 million, or 16.3% of net sales, and $7.4 million, or 27.4% of net sales, for the three months ended January 31, 2004 and 2003, respectively, and $18.6 million, or 17.7% of net sales, and $17.1 million, or 30.0% of net sales, for the six months ended January 31, 2004 and 2003, respectively. Geographically, sales to customers outside of the United States were 45.9% and 59.6% of net sales for the three months ended January 31, 2004 and January 31, 2003, respectively, and 61.3% and 48.1% for the six months ended January 31, 2004 and 2003, respectively.

Gross Profit Margin. The gross profit margin was 39.5% of net sales in the three months ended January 31, 2004, as compared to 17.0% of net sales in the same quarter of the prior year and 30.2% for the quarter ended October 31, 2003. For the six months ended January 31, 2004, the gross margin was $37.2 million, or 35.4% of net sales, as compared to $10.0 million, or 17.4% for the same period in the prior year. The increase in gross profit margin percentages is primarily a result of increased sales volume, as the fixed cost components of our cost of sales did not increase commensurate with our increase in net sales from our new products, Fusion HFi and Fusion CX. The product mix of net sales for the first half of fiscal 2004 yielded higher gross profit margins as compared to the same period in the prior year.

Engineering and Product Development Expenses. Engineering and product development expenses were $16.5 million, or 28.2% of net sales, in the three months ended January 31, 2004, as compared to $15.9 million, or 58.9% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2004, engineering and product development expenses were $33.1 million, or 31.5% of net sales, as compared to $35.0 million, or 61.4% of net sales for the same period in the prior year. Engineering and product development expenses are relatively consistent for the three month periods ended January 31, 2004 and January 31, 2003. The $2.0 million decrease in engineering and product development expenses for the six months ended January 31, 2004 compared to the six months ended January 31, 2003 is principally the result of the completion of next generation Fusion development projects and the cost reduction initiatives that we implemented in the second quarter of fiscal year 2003. Our new product, Fusion HFi, was introduced in late fiscal 2003. We continue to maintain a significant investment in product development expenses to support new product features and emerging applications. This is consistent with the Company’s strategy of extending our technological lead in single platform testing during the industry downturn.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.8 million, or 11.7% of net sales, in the three months ended January 31, 2004, as compared to $7.5 million, or 27.8% of net sales, in the same quarter of the prior year, a decrease of 16.1% of net sales. For the six months ended January 31, 2004, selling, general and administrative expenses were $13.2 million, or 12.6% of net sales, as compared to $13.9 million, or 24.4% of net sales, for the same period in the prior year, a decrease of 11.8% of net sales. The decrease in selling, general and administrative expenses as percentage of net sales for both the three months and six months ended January 31, 2004 was a result of increased sales volume and lower payroll costs due to the work force reduction initiative implemented in fiscal 2003.

Interest Expense. Interest expense was $1.7 million and $1.6 million for the three months ended January 31, 2004 and January 31, 2003, respectively. For the six months ended January 31, 2004, interest expense was $3.4 million as compared to $3.3 million for the same period of the prior year. Approximately $1.6 million of expense for each of the three months ended January 31, 2004 and January 31, 2003 and approximately $3.2 million of expense for each of the six months ended January 31, 2004 and January 31, 2003 is the result of accruing interest expense for the 4.25% convertible subordinated notes.

Investment Income. Investment income was $0.5 million for the three months ended January 31, 2004, as compared to $1.1 million for the three months ended January 31, 2003. For the six months ended January 31, 2004, investment income was $1.3 million as compared to $2.3 million for the same period of the prior year. Investment income was lower in the three and six months ended January 31, 2004 than the same periods of the prior year as a result of lower cash and cash equivalents and marketable securities balances and declining interest rates.

Income Tax. The Company had no net tax provision in the first half of fiscal 2004. For the three months and six months ended January 31, 2004, the Company provided a full valuation allowance for the related tax benefits. As a result of a review undertaken at January 31, 2004 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its net deferred tax assets.

Net Loss. Net loss was $1.4 million, or $0.03 per diluted share, in the three months ended January 31, 2004, as compared to a net loss of $22.9 million, or $0.46 per diluted share, in the same quarter of the prior year. The Company had a net loss of $11.2 million, or $0.22 per diluted share, in the six months ended January 31, 2004, as compared to a net loss of $45.6 million, or $0.93 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

At January 31, 2004, the Company had $132.8 million in cash and cash equivalents and marketable securities and working capital of $149.6 million, as compared to $136.6 million of cash and cash equivalents and marketable securities and $155.9 million of working capital at July 31, 2003. The decrease in the cash and cash equivalents and marketable securities was due primarily to cash used in investing activities of $4.2 million, which was partially offset by cash provided from operations of $1.5 million and cash provided from financing activities of $2.4 million.

Accounts receivable from trade customers was $25.6 million at January 31, 2004, as compared to $12.0 million at July 31, 2003. The principal reason for the $13.6 million increase in accounts receivable is a result of increased sales during the first six months of fiscal 2004. The allowance for sales returns and doubtful accounts was $3.5 million, or 12.0% of gross trade accounts receivable, at January 31, 2004 and $3.5 million, or 22.6% of gross trade accounts receivable at July 31, 2003. Accounts receivable from other sources increased $2.2 million to $7.4 million at January 31, 2004, as compared to $5.2 million at July 31, 2003. The increase was attributed to the increase in the sale of component inventory at cost to our outsource suppliers.

Net inventories decreased by $4.5 million to $62.4 million at January 31, 2004 as compared to $66.9 million at July 31, 2003. The decrease is primarily as a result of increased sales volume that consumed a portion of existing inventories on hand.

Prepaid expense decreased by $0.6 million to $10.4 million at January 31, 2004 as compared to $11.0 million at July 31, 2003. The decrease was attributed to the receipt of inventory against prepayments and amortization of prepaid insurance premiums and rent prepayments, which amounted to $0.3 million. Inventory related deposits were $2.7 million at January 31, 2004 and $3.0 million at July 31, 2003.

Capital expenditures totaled $7.4 million for the six months ended January 31, 2004, as compared to $6.2 million for the six months ended January 31, 2003. The principal reason for the $1.2 million increase in expenditures is related to additional capital spending to support the Fusion HFi product launch and increased capital supporting application development activities.

During the quarter ended October 31, 2003, we renegotiated our domestic credit facility with our existing lender. The facility is comprised of a working capital line of $30.0 million, which is secured by all assets and bears interest at the bank’s prime rate of 4.0% at January 31, 2004. The working capital line is used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions and to support the purchase of fixed assets. The facility imposes certain financial and other covenants. Outstanding borrowings at January 31, 2004 were $19.4 million under the working capital credit facility. The Company has a second credit facility with another lender for a revolving credit line of $20.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under this line at January 31, 2004.

In January 2004, we filed a shelf registration statement on Form S-3 to register up to $250 million of common stock, debt securities and warrants. On February 19, 2004, we closed an offering made pursuant to the registration statement relating to the sale of 8,050,000 shares of our common stock at $16.50 per share. The offering included 1,050,010 shares sold as a result of the exercise, in full, by the underwriters of their option to purchase additional shares of common stock. Gross proceeds from the stock offering totaled approximately $132.8 million. Proceeds to LTX, net of $6.2 million in underwriters’ commissions and discounts and other expenses, totaled approximately $126.6 million.

We anticipate available cash balances and credit facilities will be adequate to fund our currently proposed operating activities for the next twelve months.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, credit facilities, facilities leases and other capital and operating leases. The Company has 4.25% convertible subordinated notes due in 2006. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The outstanding principal of the notes was $150.0 million as of January 31, 2004.

The aggregate outstanding amount of the contractual obligations is $222.4 million as of January 31, 2004. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at January 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2004	2005 –2006	2007 –2008	Thereafter
Convertible Subordinated Notes	$165,937	$3,187	$162,750	$—	$—
Notes Payable	19,425	19,425	—	—	—
Operating Leases	36,065	6,000	18,445	9,134	2,486
Capital Leases	946	837	109	—	—

Total Contractual Obligations	$222,373	$29,449	$181,304	$9,134	$2,486

BUSINESS RISKS

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements, particularly under the heading “Business Risks,” that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward- looking statement we make.

Our sole market is the highly cyclical semiconductor industry, which causes a cyclical impact on our financial results.

We sell capital equipment to companies that design, manufacture, assemble and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our recent operating results have been negatively impacted by an industry-wide slowdown in the semiconductor industry which began to impact us in the latter half of the second quarter of fiscal 2001. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. From the third quarter of fiscal 2001 through the end of the first quarter of fiscal 2004, our revenue and operating results were negatively impacted by a severe downturn in the semiconductor industry. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system-on-a-chip, or SOC, will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 58% of our net sales in fiscal 2003 and 45% in fiscal 2002. Sales to our ten largest customers accounted for 90.8% of our net sales for the six months ended January 31, 2004 and 83.5% in the same six months for the prior period. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results and financial condition will suffer. Our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well. Therefore, the opportunities to obtain orders from new customers may be limited.

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

Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability in our operating results or our stock price. This may be caused by a combination of factors, including the following:

•	sales of a limited number of test systems account for a substantial portion of our net sales in any particular fiscal quarter, and a small number of transactions could therefore have a significant impact;

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix,

•	the configurations of test systems sold, or

•	the customers to whom we sell these systems;

•	a long sales cycle, due to the high selling price of our test systems and the time required to incorporate our systems into our customers’ design or manufacturing process;

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,

•	shorter than expected lifecycles of our customers’ semiconductor devices, or

•	uncertain market acceptance of products developed by our customers.

We cannot predict the impact of these and other factors on our sales and operating results in any future period. Results of our operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

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

We depend on Jabil Circuit to produce and test our family of Fusion products, and any failures or other problems at or with Jabil could cause us to lose customers and revenues.

We have selected Jabil Circuit, Inc. to manufacture our Fusion test systems. If for any reason Jabil cannot provide us with these products and services in a timely fashion, or at all, whether due to labor shortage, slow down or stoppage, lack of sufficient qualified production engineers, insufficient capacity to meet a quick ramp in the semiconductor cycle, deteriorating financial or business conditions or any other reason, we would not be able to sell or ship our Fusion family of products to our customers. All of the products Jabil tests and assembles for us are assembled in one facility in Massachusetts. If this facility were to become unable to meet our production requirements, transitioning assembly to an alternative Jabil facility could result in production delays of several weeks or more. We have no written supply agreement with Jabil. This relationship with Jabil may not result in a reduction of our fixed expenses.

We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all. If we are required for any reason to seek a new manufacturer of our test systems, an alternate manufacturer may not be available and, in any event, switching to a new manufacturer would require six months or more and would involve significant expense and disruption of our business. Our test systems are highly sophisticated and complex capital equipment, with many custom components, and require specific technical know-how and expertise. These factors could make it more difficult for us to find a new manufacturer of our test systems if our relationship with Jabil is terminated for any reason, which would cause us to lose revenues and customers.

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

We rely on subcontractors to manufacture Fusion and many of the components and subassemblies for our products, and we rely on sole source suppliers for certain components. We may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including as a result of a change in control of, or a deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is a lengthy process. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufacture and delivery of our products, which could cause us to lose revenues and customers.

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

Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We have in the past, and may in the future, seek to acquire or invest in complementary businesses, products, technologies or engineers. For example, in June 2003, we completed our acquisition of StepTech, Inc. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to our then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could materially adversely affect our business, financial condition and results of operations.

Mergers and acquisitions of high-technology companies are inherently risky, and our future acquisitions may not be successful. Our past and future acquisitions may involve many risks, including:

•	difficulties in managing our growth following acquisitions;

•	difficulties in the integration of the acquired personnel, operations, technologies, products and systems of the acquired companies;

•	uncertainties concerning the intellectual property rights we acquire;

•	unanticipated costs or liabilities associated with the acquisitions;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our existing business relationships with our or our acquired companies’ customers;

•	potential difficulties in completing projects associated with purchased in process research and development; and

•	inability to retain employees of acquired companies.

Any of the events described in the foregoing paragraphs could have an adverse effect on our business, financial condition and results of operations and could cause the price of our common stock to decline.

We have substantial indebtedness.

We have outstanding $150 million principal amount of 4.25% convertible subordinated notes due August 2006. As of January 31, 2004, we also had approximately $19.4 million outstanding under our $30.0 million line of credit with a commercial bank and an additional revolving credit facility for $20 million, on which no amounts were outstanding as of January 31, 2004. Our line of credit and credit facility mature on an annual basis and will expire in November 2004 and July 2004, respectively, if not renewed by us and the issuing bank. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could:

•	make it difficult for us to make payments on our debt and other obligations;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to changes in, our business and the industries in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resource; and

•	make us more vulnerable in the event of a downturn in our business.

We may not be able to meet our debt service obligations, including our obligations under our 4.25% convertible notes.

We may not be able to satisfy a change in control offer.

The indenture governing our 4.25% convertible notes contains provisions that apply to a change in control of LTX. If someone triggers a fundamental change as defined in the indenture, we may be required to offer to purchase our 4.25% convertible notes with cash. If we have to make that offer, we cannot be sure that we will have enough funds to pay for all our 4.25% convertible notes that the holders could tender.

We may not be able to pay our debt and other obligations.

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. In particular, our 4.25% convertible notes mature in August 2006. Our line of credit and credit facility mature on an annual basis and will expire in November 2004 and July 2004, respectively, if not renewed by us and the issuing bank. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our 4.25% convertible notes, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our 4.25% convertible notes if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we may not have sufficient funds or be able to arrange for financing to pay the principal amount of our 4.25% convertible notes at their maturity.

We may need additional financing, which could be difficult to obtain.

We expect that our existing cash and marketable securities, together with the proceeds from existing lines of credit, the offering completed in February 2004 and internally generated funds, will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for at least the next 12 months. In the event we need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

Our market is highly competitive, and we have limited resources to compete.

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our principal competitors in the market for semiconductor test equipment are Agilent Technologies, Credence Systems, NPTest, Inc. and Teradyne. Most of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities.

We expect our competitors to enhance their current products and to introduce new products with comparable or better price and performance. The introduction of competing products could hurt sales of our current and future products. In addition, new competitors, including semiconductor manufacturers themselves, may offer new testing technologies, which may in turn reduce the value of our product lines. Increased competition could lead to intensified price-based competition, which would hurt our business and results of operations. Unless we are able to invest significant financial resources in developing products and maintaining customer support centers worldwide, we may not be able to compete effectively.

Our success depends on attracting and retaining key personnel.

Our success will depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our success will also depend on our ability to attract and retain highly qualified managers and technical, engineering, marketing, sales and support personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. Our layoffs in industry downturns could make it more difficult for us to hire or retain qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current positions, or by our inability to attract and retain skilled employees.

We may not be able to protect our intellectual property rights.

Our success depends in part on our ability to obtain intellectual property rights and licenses and to preserve other intellectual property rights covering our products and development and testing tools. To that end, we have obtained domestic patents and may continue to seek patents on our inventions when appropriate. We have also obtained trademark registrations. To date, we have not sought patent protection in any countries other than the United States, which may impair our ability to protect our intellectual property in foreign jurisdictions. The process of seeking intellectual property protection can be time consuming and expensive. We cannot ensure that:

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

If we do not successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. We also rely on trade secrets, proprietary know-how and confidentiality provisions in agreements with employees, consultants, customers and suppliers to protect our intellectual property. Other parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these parties.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 62% of our net sales for the six months ended January 31, 2004 and 48% of our net sales for the six months ended January 31, 2003. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

In the past, we have incurred expenses to meet new regulatory requirements in Europe, experienced periodic difficulties in obtaining timely payment from non-U.S. customers, and been affected by the recession in several Asian countries. Our foreign sales are typically invoiced and collected in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to push out or delay orders because of the increased relative cost of our products. In the past, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While we have not entered into significant foreign currency hedging arrangements, we may do so in the future. If we do enter into foreign currency hedging arrangements, they may not be effective.

Our stock price is volatile.

Between February 1, 2003 and January 31, 2004, our stock price has ranged from a low of $4.29 to a high of $20.05. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

•	quarterly variations in our operating results;

•	variances of our quarterly results of operations from securities analyst estimates;

•	changes in financial estimates and recommendations by securities analysts;

•	announcements of technological innovations, new products or strategic alliances; and

•	news reports relating to trends in our markets.

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

Provisions contained in our charter documents and Massachusetts law may inhibit a takeover attempt, which could reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our stockholders to sell their shares for a premium.

Provisions in our corporate charter and bylaws and applicable provisions of the Massachusetts General Laws may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	limitations on stockholder proposals at meetings of stockholders; and

•	limitations on the ability of stockholders to act by written consent; and

•	limitations on the ability of stockholders to call special meetings.

These provisions may discourage transactions that otherwise could involve the payment of a premium over prevailing market prices of our common stock.

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of a federal obstruction of justice charge, and you may be unable to exercise effective remedies against it in any legal action.

Our former independent public accountant, Arthur Andersen LLP, provided us with auditing services for prior fiscal periods through July 31, 2001, including issuing an audit report with respect to our audited consolidated financial statements as of and for the year ended July 31, 2001 included in our Annual Report on Form 10-K for the year ended July 31, 2003. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of a federal obstruction of justice charge arising from the federal government’s investigation of Enron Corp. On August 31, 2002, Arthur Andersen LLP ceased practicing before the SEC. We were unable after reasonable efforts to obtain Arthur Andersen LLP’s consent to include its report with respect to our audited consolidated financial statements as of and for the year ended July 31, 2001 in our Annual Report on Form 10-K for the year ended July 31, 2003. Rule 437a under the Securities Act of 1933, or the Securities Act, permits us to dispense with the requirement to file their consent after reasonable efforts to obtain it. As a result, you may not have an effective remedy against Arthur Andersen LLP in connection with a material misstatement or omission with respect to our audited consolidated financial statements that are incorporated by reference in any filing we may make with the SEC, any claim under Section 11 of the Securities Act. In addition, even if you were able to assert such a claim, as a result of its conviction and other lawsuits, Arthur Andersen LLP may fail or otherwise have insufficient assets to satisfy claims made by investors or by us that might arise under federal securities laws or otherwise relating to any alleged material misstatement or omission with respect to our audited consolidated financial statements.

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

PART II - OTHER INFORMATION

Item	4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on December 10, 2003.

(b)	Stockholders elected Messrs. Roger W. Blethen, Robert J. Boehlke and Roger J. Maggs as Class II Directors to serve additional terms of three years. Messrs. Mark S. Ain and Samuel Rubinovitz continued to serve as Class III Directors, with their terms of office expiring at the 2004 Annual Meeting of Stockholders. Messrs. Richard S. Hill, Stephen M. Jennings and Robert E. Moore continued to serve as Class I Directors, with their term of office expiring at the 2005 Annual Meeting of Stockholders.

(c)	Matters voted upon and the results of the voting were are follows:

i.	Stockholders voted 42,288,480 shares FOR and 1,531,470 shares WITHHELD from the election of Roger W. Blethen as a Class II Director. Stockholders voted 41,216,440 shares FOR and 2,603,510 shares WITHHELD from the election of Robert J. Boehlke as a Class II Director. Stockholders voted 42,127,369 shares FOR and 1,629,581 shares WITHHELD from the election of Roger J. Maggs as a Class II Director.

ii.	Stockholders voted 32,915,743 shares FOR, 3,516,406 AGAINST and 34,308 shares ABSTAINED regarding the vote to approve the LTX Corporation 2004 Employee Stock Purchase Plan.

Item	6. Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 10(D) 2004 Employee Stock Purchase Plan

(ii)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(iii)	Exhibit 32 Section 1350 Certifications

(b)	On January 28, 2004, the Company filed a current report on Form 8-K under Item 5 (Other Events) describing and filing Amendment No. 2 to Rights Agreement with EquiServe Trust Company, N.A.

(b)	On November 13, 2003, the Company furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended October 31, 2003, which press release included its consolidated financial statements for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: March 15, 2004	By:	/s/ Mark J. Gallenberger
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)