Form 10-Q/A
period 2004-01-31
LTX CORP
filed 2004-03-22
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

LTX COPORATION AND SUBSIDIARIES

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarterly period ended January 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2004 to correct the disclosure provided in Part I, Item 4. Controls and Procedures, as provided below. The amendment does not change our previously reported financial statements and other financial disclosures.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation
Date: March 22, 2004	By: /s/ Mark J. Gallenberger Mark J. Gallenberger Chief Financial Officer and Treasurer (Principal Financial Officer)