Form 10-Q
period 2004-04-30
LTX CORP
filed 2004-06-08
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2004
Common Stock, par value $0.05 per share	61,003,272

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2004	July 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,514	$73,167
Marketable Securities	150,518	63,416
Accounts receivable, net of allowances	35,365	12,033
Accounts receivable – other	9,391	5,192
Inventories	74,078	66,852
Prepaid expense	9,892	10,989

Total current assets	357,758	231,649
Property and equipment, net	72,031	73,443
Goodwill and other intangible assets	14,838	14,764
Other assets	4,525	5,040

Total assets	$449,152	$324,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$19,459
Current portion of long-term debt	522	1,262
Accounts payable	34,061	13,380
Deferred revenues and customer advances	2,743	4,738
Deferred gain on leased equipment	7,625	10,350
Other accrued expenses	30,289	26,555

Total current liabilities	75,240	75,744
Long-term debt, less current portion	150,000	150,064

Stockholders’ equity:
Common stock	3,169	2,721
Additional paid-in capital	565,047	433,489
Unrealized gain on marketable securities	509	751
Accumulated deficit	(333,033)	(326,093)
Less treasury stock, at cost	(11,780)	(11,780)

Total stockholders’ equity	223,912	99,088

Total liabilities and stockholders’ equity	$449,152	$324,896

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net product sales	$60,465	$21,743	$146,864	$61,710
Net service sales	9,868	7,034	28,503	24,085

Net sales	70,333	28,777	175,367	85,795
Cost of sales	41,105	23,481	108,955	70,547

Gross profit	29,228	5,296	66,412	15,248
Engineering and product development expenses	17,143	15,393	50,209	50,413
Selling, general and administrative expenses	6,999	7,186	20,222	21,081
Reorganization costs	—	—	—	5,593

Income (Loss) from operations	5,086	(17,283)	(4,019)	(61,839)

Other income (expense):
Interest expense	(1,581)	(1,654)	(5,009)	(4,968)
Investment income	801	961	2,093	3,270

Net income (loss)	$4,306	$(17,976)	$(6,935)	$(63,537)

Net income (loss) per share:
Basic	$0.07	$(0.36)	$(0.13)	$(1.29)
Diluted	$0.07	$(0.36)	$(0.13)	$(1.29)

Weighted-average common shares used in computing net income (loss) per share:
Basic	58,826	49,429	54,199	49,294
Diluted	61,622	49,429	54,199	49,294

Comprehensive income (loss):
Net income (loss)	$4,306	$(17,976)	$(6,935)	$(63,537)
Unrealized gain (loss) on marketable securities	(70)	39	(242)	311

Comprehensive income (loss)	$4,236	$(17,937)	$(7,177)	$(63,226)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,935)	$(63,537)
Add (deduct) non-cash items:
Depreciation and amortization	14,338	12,511
Translation (gain) loss	(207)	233
(Increase) decrease in:
Accounts receivable	(31,063)	3,670
Inventories	(816)	(26,636)
Prepaid expenses	1,172	20,416
Other assets	1,089	1,100
Increase (decrease) in:
Accounts payable	16,706	(8,875)
Accrued expenses	3,941	(3,533)
Deferred revenues and customer advances	(4,146)	(3,210)

Net cash used in operating activities	(5,921)	(67,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(173,749)	(62,079)
Proceeds from sale of marketable securities	86,647	59,263
Purchases of property and equipment	(12,562)	(15,659)

Net cash used in investing activities	(99,664)	(18,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	3,201	231
Employees’ stock purchase plan	1,060	675
Proceeds from equity offering, net	126,598	—
(Payments) advances of short-term notes payable, net	(19,459)	4,998
Proceeds from lease financing	—	9,185
Purchase of treasury stock	—	(19)
Payments of long-term debt	(823)	(1,520)

Net cash provided by financing activities	110,577	13,550
Effect of exchange rate changes on cash	355	(204)

Net increase (decrease) in cash and cash equivalents	5,347	(72,990)
Cash and cash equivalents at beginning of period	73,167	144,467

Cash and cash equivalents at end of period	$78,514	$71,477

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,663	$6,562

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2003. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2004 are not necessarily indicative of future trends or our results of operations for the entire year.

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

The Company recorded no tax provisions for the three and nine months ended April 30, 2004 due to the expected utilization of net operating loss carryforwards to offset taxable income.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss):
As reported	$4,306	$(17,976)	$(6,935)	$(63,537)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7,441	4,958	16,714	14,873

Pro forma	(3,135)	(22,934)	(23,649)	(78,410)

Net income (loss) per share:
Basic
As reported	0.07	(0.36)	(0.13)	(1.29)
Pro forma	(0.05)	(0.46)	(0.44)	(1.59)
Diluted
As reported	0.07	(0.36)	(0.13)	(1.29)
Pro forma	(0.05)	(0.46)	(0.44)	(1.59)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and Nine months ended April 30,	2004	2003
Volatility	87%	88%
Dividend yield	0%	0%
Risk-free interest rate	4.73%	4.43%
Expected life of options	8.86 years	8.31 years

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss)	$4,306	$(17,976)	$(6,935)	$(63,537)

Basic EPS
Basic common shares	58,826	49,429	54,199	49,294
Basic EPS	$0.07	$(0.36)	$(0.13)	$(1.29)

Diluted EPS
Basic common shares	58,826	49,429	54,199	49,294
Plus: Impact of stock options	2,796	—	—	—

Diluted common shares	61,622	49,429	54,199	49,294
Diluted EPS	$0.07	$(0.36)	$(0.13)	$(1.29)

At April 30, 2004 and 2003, options to purchase 1,390,528 shares and 6,225,691 shares of common stock, respectively, were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

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

Gross unrealized gains and losses for the three and nine months ended April 30, 2004 and April 30, 2003 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity.

At April 30, 2004, cash balances of approximately $1.7 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	April 30, 2004	July 31, 2003
	(In thousands)
Raw materials	$27,085	$25,175
Work-in-progress	15,262	21,787
Finished goods	31,731	19,890

	$74,078	$66,852

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand of our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of April 30, 2004, our inventory of $74.0 million is stated net of inventory reserves. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. During the period, the Company had no reversal of reserves related to the sale of previously written down items.

Property and Equipment

Property and equipment are summarized as follows:

(in thousands)	April 30, 2004	July 31, 2003	Depreciable Life In Years
Machinery, equipment and internal manufactured systems	$158,993	$155,301	3-7
Office furniture and equipment	7,623	7,797	3-7
Leasehold improvements	11,870	13,212	10 or term of lease

	178,486	176,310
Less: Accumulated depreciation and amortization	(106,455)	(102,867)

	$72,031	$73,443

At April 30, 2004 and July 31, 2003, included in machinery and equipment is equipment acquired under capital leases of $5.5 million and $5.1 million, respectively. Accumulated depreciation related to those assets was $1.2 million and $0.6 million at April 30, 2004 and July 31, 2003, respectively.

Goodwill and Other Intangibles

SFAS No. 142 requires that goodwill and intangible assets that have indefinite lives be tested at least annually for impairment. If the carrying value of the asset is excess of the present value of the expected future cash flows, the carrying value is written down to fair value in the period identified. Management uses a discounted cash flow analysis which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The Company has elected the fourth quarter to complete its annual goodwill impairment test. In addition, annual impairment tests for indefinite lived intangible assets are also performed in the fourth quarter.

Goodwill totaling $12.6 million and $12.0 million at April 30, 2004 and July 31, 2003, respectively, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at April 30, 2004 and July 31, 2003:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
April 30, 2004	$2,800	$525	$2,275	4 years
July 31, 2003	$2,800	$—	$2,800	4 years

Amortization expense for the nine months ended April 30, 2004 and 2003 was $525,000 and $0, respectively. The estimated aggregate amortization expense for each of the four succeeding years is as follows:

(In thousands)
Remainder of 2004	$175
2005	700
2006	700
2007	700

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original Interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the end of the third quarter of fiscal year 2004. There has been no impact on the Company’s financial statements from the adoption of FIN 46.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales for the three and nine months ended April 30, 2004 and 2003, along with the long-lived assets at April 30, 2004 and July 31, 2003, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
	(In thousands)
Net Sales:
United States	$20,400	$13,772	$60,539	$43,420
South East Asia	27,976	6,635	75,589	20,227
Taiwan	10,895	3,816	15,051	8,141
Japan	161	361	6,131	3,369
All other countries	10,901	4,193	18,057	10,638

Total Net Sales	$70,333	$28,777	$175,367	$85,795

	April 30, 2004	July 31 2003
	(In thousands)
Long-lived Assets:
United States	$61,276	$52,800
South East Asia	6,224	10,645
Taiwan	1,565	3,247
All other countries	2,966	6,751

Total Long-lived Assets	$72,031	$73,443

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. GUARANTEES AND INDEMNIFICATION OBLIGATIONS

The following table shows the details of the product warranty accrual, as required by FASB FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the nine months ended April 30, 2004 and April 30, 2003:

Product Warranty Activity
	(in thousands)
	2004	2003
Balance at beginning of period	$1,935	$1,560
Warranty expenditures for current period	(4,919)	(1,105)
Changes in liability related to pre-existing warranties	0	130
Provision for warranty costs in the period	6,224	1,461

Balance at end of period	$3,240	$2,046

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2004 or July 31, 2003.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2004 or July 31, 2003.

5. COMMITMENTS AND CONTINGENCIES

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at April 30, 2004, are as follows:

(in thousands)
Year ended July 31,	Amount
2004	$3,917
2005	9,962
2006	9,016
2007	6,005
2008	3,123
Thereafter	2,486

Total minimum lease payments	$34,509

The Company had various commercial relationships with Ando Electric Co., Ltd., (Ando), a Japanese test equipment manufacturer, since 1993 when Ando was a subsidiary of NEC. In 1994, Ando loaned the Company $20 million, of which $6 million remained outstanding as of January 31, 2002. This indebtedness was scheduled to mature in July 2003. In 1998, the Company entered into a nine year development, manufacturing and marketing agreement with Ando (the “Fusion Agreement”) pursuant to which the Company granted Ando exclusive rights to manufacture and sell Fusion in Japan, but retained exclusive rights to manufacture and sell Fusion to certain customers in Japan and to manufacture and sell Fusion outside of Japan. The Company also granted Ando a license to develop Fusion improvements for certain specific purposes, and, subject to certain conditions, a license to use, manufacture and sell these improvements in Japan. The Company was granted rights to use, improve and modify these Ando improvements outside Japan. Ando was required to pay quarterly royalties on sales of Fusion in Japan.

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

In fiscal 2002, the Company and Ando entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings pending with the American Arbitration Association in San Jose, California. Under the terms of this agreement, Ando has forgiven certain loan and other debt obligations totaling approximately $7 million and has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. Except for these continuing obligations, the obligations of the parties under the Fusion Agreement and other related agreements have been terminated. In connection with the termination of obligations of the parties under the Fusion Agreement, Ando has also forgiven contractual obligations totaling $1.7 million. At the end of the transition period, the Company will continue to supply and support former Ando customers in Japan. An accrual of $7.9 million was recorded for anticipated expenses associated with this transition period. The Company has incurred $1.2 million of expenditures as of April 30, 2004. The accrual balance was $6.7 million and $6.8 million as of April 30, 2004 and July 31, 2003. The Ando liability is included in Other Accrued Liabilities.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Conditions and Outlook

We sell capital equipment and services to companies that design, manufacture, assemble or test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. As a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these semiconductor companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Therefore, demand for our semiconductor test equipment is dependent on growth in the semiconductor industry. In particular, three primary characteristics of the semiconductor industry drive the demand for semiconductor test equipment:

•	increases in volume of unit production of semiconductor devices;

•	increases in the complexity of semiconductor devices used in electronic products; and

•	the emergence of next generation device technologies, such as SOC.

Our operating results have been negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and has continued through our fiscal year ended July 31, 2003. However, the Company has seen sequential revenue and orders improvement in each of the past five quarters. Management believes that our industry has been in a growth cycle for several quarters based upon the recent improvements in business activity, industry forecasts and other industry indicators, which began to improve at the end of fiscal 2003. We believe our investments and actions taken during the downturn provide us with opportunities to increase revenues, generate profits and produce strong positive cash flow as business conditions improve. However, the Company’s results of operations would be adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure, or if the emerging recovery is not sustained. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003. For the nine months ended April 30, 2004, there have been no changes to these critical accounting policies.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original Interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the end of the third quarter of fiscal year 2004. There has been no impact on the Company’s financial statements from the adoption of FIN 46.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	58.4	81.6	62.1	82.3

Gross profit	41.6	18.4	37.9	17.7
Engineering and product development expenses	24.4	53.5	28.6	58.7
Selling, general and administrative expenses	10.0	25.0	11.5	24.5
Reorganization costs	—	—	—	6.5

Income (loss) from operations	7.2	(60.1)	(2.2)	(72.0)

Other income (expense):
Interest expense	(2.2)	(5.9)	(2.9)	(5.8)
Investment income	1.1	3.5	1.1	3.8

Net income (loss)	6.1%	(62.5)%	(4.0)%	(74.0)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three Months and Nine Months Ended April 30, 2004 Compared to the Three Months and Nine Months Ended April 30, 2003.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended April 30, 2004 increased 144.4% to $70.3 million as compared to $28.8 million in the same quarter of the prior year. For the nine months ended April 30, 2004, net sales were $175.4 million as compared to $85.8 million for the same period of the prior year, an increase of 104.4%. The increase in net sales is primarily a result of increasing demand for semiconductor test equipment as economic conditions in general and semiconductor industries in particular improved. The increase in net sales is also attributed to expanding business with new and existing customers, across a diverse range of end products and SOC applications. Service revenue accounted for $9.9 million, or 14.0% of net sales, and $7.0 million, or 24.4% of net sales, for the three months ended April 30, 2004 and 2003, respectively, and $28.5 million, or 16.3% of net sales, and $24.1 million, or 28.1% of net sales, for the nine months ended April 30, 2004 and 2003, respectively. Geographically, sales to customers outside of the United States were 71.0% and 52.1% of net sales for the three months ended April 30, 2004 and April 30, 2003, respectively, and 65.5% and 49.4% for the nine months ended April 30, 2004 and 2003, respectively.

Gross Profit Margin. The gross profit margin was 41.6% of net sales in the three months ended April 30, 2004, as compared to 18.4% of net sales in the same quarter of the prior year and 39.5% for the quarter ended January 31, 2004. For the nine months ended April 30, 2004, the gross margin was $66.4 million, or 37.9% of net sales, as compared to $15.2 million, or 17.7% for the same period in the prior year. The increase in gross profit margin percentages for fiscal year 2004 is primarily a result of increased sales volume, as the fixed cost components of our cost of sales did not increase commensurate with our increase in net sales, and increased sales of Fusion HFi and Fusion CX, which have higher profit margins.

Engineering and Product Development Expenses. Engineering and product development expenses were $17.1 million, or 24.4% of net sales, in the three months ended April 30, 2004, as compared to $15.4 million, or 53.5% of net sales, in the same quarter of the prior year. The $1.7 million increase in engineering and product development expenses for the three months ended April 30, 2004 as compared to April 30, 2003 is principally a result of an increase in engineering staffing levels and non-recurring engineering charges to support new applications due to increased product sales. For the nine months ended April 30, 2004, engineering and product development expenses were $50.2 million, or 28.6% of net sales, as compared to $50.4 million, or 58.7% of net sales for the same period in the prior year. Engineering and product development expenses were relatively consistent for the nine months ended April 30, 2004 and the nine months ended April 30, 2003. This is primarily the result of the completion of next generation Fusion development projects and the cost reduction initiatives that we implemented in the second quarter of fiscal year 2003. We continue to maintain a significant investment in product development expenses to support new product features and emerging applications. This is consistent with the Company’s strategy of extending our technological lead in single platform testing during an industry downturn.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.0 million, or 10.0% of net sales, in the three months ended April 30, 2004, as compared to $7.2 million, or 25.0% of net sales, in the same quarter of the prior year, a decrease of 15.0% of net sales. For the nine months ended April 30, 2004, selling, general and administrative expenses were

$20.2 million, or 11.5% of net sales, as compared to $21.0 million, or 24.5% of net sales, for the same period in the prior year, a decrease of 13.0% of net sales. The decrease in selling, general and administrative expenses as percentage of net sales for both the three months and nine months ended April 30, 2004 was a result of increased sales volume.

Interest Expense. Interest expense was $1.6 million and $1.7 million for the three months ended April 30, 2004 and April 30, 2003, respectively. For the nine months ended April 30, 2004 and April 30, 2003, interest expense was $5.0 million for each period. Approximately $1.6 million of expense for each of the three months ended April 30, 2004 and April 30, 2003 and approximately $4.8 million of expense for each of the nine months ended April 30, 2004 and April 30, 2003 is the result of accruing interest expense for the 4.25% convertible subordinated notes.

Investment Income. Investment income was $0.8 million for the three months ended April 30, 2004, as compared to $1.0 million for the three months ended April 30, 2003. For the nine months ended April 30, 2004, investment income was $2.1 million as compared to $3.3 million for the same period of the prior year. Investment income was lower in the three and nine months ended April 30, 2004 than the same periods of the prior year as a result of lower average cash and cash equivalents and marketable securities balances and declining interest rates.

Income Tax. For the three months and nine months ended April 30, 2004, the Company recorded no income tax provision due to the expected utilization of net operating loss carryforwards to offset taxable income. As a result of a review undertaken at April 30, 2004 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its net deferred tax assets. The Company recorded a $4.3 million pretax profit for the quarter ended April 30, 2004. The income tax expense associated with this profit was offset by use of a portion of the Company’s deferred tax asset.

Net Income (Loss). Net income was $4.3 million, or $0.07 per diluted share, in the three months ended April 30, 2004, as compared to a net loss of $18.0 million, or $0.36 per diluted share, in the same quarter of the prior year. The Company had a net loss of $6.9 million, or $0.13 per diluted share, in the nine months ended April 30, 2004, as compared to a net loss of $63.5 million, or $1.29 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

At April 30, 2004, the Company had $229.0 million in cash and cash equivalents and marketable securities and working capital of $282.5 million, as compared to $136.6 million of cash and cash equivalents and marketable securities and $155.9 million of working capital at July 31, 2003. The increase in the cash and cash equivalents and marketable securities was due primarily to net cash provided from financing activities of $110.6 million, which was partially offset by cash used in operations of $5.9 million and cash used in capital purchases of $12.6 million. The $110.6 million increase in cash and cash equivalents and marketable securities consisted of net proceeds of $126.6 million from our February 2004 equity offering, reduced by a $19.5 million payment on our short term working capital line of credit.

Accounts receivable from trade customers was $35.4 million at April 30, 2004, as compared to $12.0 million at July 31, 2003. The principal reason for the $23.4 million increase in accounts receivable is a result of increased sales and product shipments toward the end of the quarter ended April 30, 2004, which we expect to be paid in the fourth quarter. The Company has seen significant improvement in general business conditions and payment patterns from the Asian subcontract market. Additionally, the Company has been able to secure letter of credit arrangements with several accounts previously on open account. The allowance for sales returns and doubtful accounts was $2.0 million, or 5.4% of gross trade accounts receivable, at April 30, 2004 and $3.5 million, or 22.6% of gross trade accounts receivable at July 31, 2003. The principal reason for the decrease in the allowance account was due to the factors described above. Accounts receivable from other sources increased $4.2 million to $9.4 million at April 30, 2004, as compared to $5.2 million at July 31, 2003. The increase was attributed to the increase in the sale of component inventory at cost to our outsource suppliers.

Net inventories increased by $7.2 million to $74.1 million at April 30, 2004 as compared to $66.9 million at July 31, 2003. The change in inventory is as a result of increasing demand for our new Fusion products from new or existing customers on a consignment or evaluation basis.

Prepaid expense decreased by $1.1 million to $9.9 million at April 30, 2004 as compared to $11.0 million at July 31, 2003. The decrease was attributed to the receipt of inventory against prepayments and amortization of prepaid insurance premiums and rent prepayments, which amounted to $0.8 million. Inventory related deposits were $2.7 million at April 30, 2004 and $3.0 million at July 31, 2003.

Capital expenditures totaled $12.6 million for the nine months ended April 30, 2004, as compared to $15.7 million for the nine months ended April 30, 2003. The principal reason for the $3.1 million decrease in expenditures is attributed to a slowed capital spending rate resulting from the reduced need for equipment in support of new product introduction for the nine months ended April 30, 2004 as compared with the nine months ended April 30, 2003.

During the quarter ended October 31, 2003, we renegotiated our domestic credit facility with our existing lender. The facility is comprised of a working capital line of $30.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The working capital line is used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions and to support the purchase of fixed assets. The facility imposes certain financial and other covenants. The Company has a second credit facility with another lender for a revolving credit line of $20.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under these credit facilities at April 30, 2004. The Company repaid $19.5 million of its outstanding short term working capital loan with a portion of the proceeds received from the February 2004 equity offering.

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

We anticipate available cash balances, credit facilities, and improving cash flow from operations will be adequate to fund our currently proposed operating activities for the next twelve months.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% convertible subordinated notes due in 2006. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The outstanding principal of the notes was $150.0 million as of April 30, 2004.

The aggregate outstanding amount of the contractual obligations is $200.4 million as of April 30, 2004. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at April 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2004	2005 –2006	2007 –2008	Thereafter
Convertible Subordinated Notes	$165,937	$3,187	$162,750	$—	$—
Operating Leases	33,982	3,499	18,869	9,128	2,486
Capital Leases	527	418	109	—	—

Total Contractual Obligations	$200,446	$7,104	$181,728	$9,128	$2,486

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

We sell capital equipment to companies that design, manufacture, assemble and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our operating results have been negatively impacted by an industry-wide slowdown in the semiconductor industry which began to impact us in the latter half of the second quarter of fiscal 2001. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. From the third quarter of fiscal 2001 through the end of the second quarter of fiscal 2004, our revenue and operating results were negatively impacted by a severe downturn in the semiconductor industry. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system-on-a-chip, or SOC, will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 58% of our net sales in fiscal 2003 and 45% in fiscal 2002. Sales to our ten largest customers accounted for 87.3% of our net sales for the nine months ended April 30, 2004 and 83.9% in the same nine months for the prior period. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results and financial condition will suffer. Our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well. Therefore, the opportunities to obtain orders from new customers may be limited.

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

We have substantial indebtedness.

We have outstanding $150 million principal amount of 4.25% convertible subordinated notes due August 2006. As of April 30, 2004, we also had a $30.0 million line of credit with a commercial bank and an additional revolving credit facility for $20.0 million, on which no amounts were outstanding as of April 30, 2004. Our line of credit and credit facility mature on an annual basis and will expire in November 2004 and July 2004, respectively, if not renewed by us and the issuing bank. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could:

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 65.5% of our net sales for the nine months ended April 30, 2004 and 49.4% of our net sales for the nine months ended April 30, 2003. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

Between May 1, 2003 and April 30, 2004, our stock price has ranged from a low of $6.69 to a high of $19.83. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2004 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(ii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On February 9, 2004, the Company furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended January 31, 2004, which press release included its consolidated financial statements for the period.

(ii)	On February 9, 2004, the Company filed a current report on Form 8-K under Item 7 (Financial Statement and Exhibits) describing and filing the press release announcing its plans to publicly offer 7,000,000 shares of its common stock.

(iii)	On February 13, 2004, the Company filed a current report on Form 8-K under Item 7 (Financial Statements and Exhibits) describing and filing the press release announcing that it had priced its previously announced public offering and filing certain related documents.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: June 8, 2004	By:	/s/ Mark J. Gallenberger
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)