Form 10-K
period 2004-07-31
LTX CORP
filed 2004-10-12
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-10761

LTX Corporation

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2594045
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

50 Rosemont Road

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2004 was $903,296,913.

Number of shares outstanding of each of the issuer’s classes of Common Stock as of September 2, 2004:

Common Stock, Par Value $0.05 Per Share, 61,161,260 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2004 Annual Meeting of Stockholders to be held on December 8, 2004 are incorporated by reference into Part III of this Form 10-K Report. The Compensation Committee Report, Stock Performance Graph and Audit Committee Report of the Registrant’s Proxy Statement are expressly not incorporated herein by reference.

LTX CORPORATION

PART I

Item 1.    Business

Introduction

LTX Corporation (“LTX” or the “Company”) designs, manufactures, markets and services semiconductor test solutions. Semiconductor designers and manufacturers worldwide, such as Analog Devices, ASE, Infineon Technologies, National Semiconductor, Philips Semiconductor, STMicroelectronics and Texas Instruments, use semiconductor test equipment to test devices at two different stages during the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. We provide test systems, global applications consulting, repair services and operational support to over 100 customers in more than 15 countries. For additional information relating to foreign revenues, refer to Note 9 to the Company’s Consolidated Financial Statements.

We offer our customers the LTX Fusion® platform, which combines our enVision software with our Fusion HFi, Fusion HF, Fusion CX or Fusion DX configurations. Fusion was the first of a new class of test systems designed to test system-on-a-chip, or SOC, devices in a single test step. With Fusion, we believe we have the leading test system capable of testing a broad range of analog, digital, and mixed signal (a combination of digital and analog) devices, and most importantly, SOC devices, on a single platform.

LTX focuses its marketing and sales on integrated device manufacturers (IDMs), subcontractors, which perform manufacturing services for the semiconductor industry, foundries, which provide wafer manufacturing capability, and fabless companies, which design integrated circuits but have no manufacturing capability.

LTX Corporation was incorporated in Massachusetts in 1976. Our executive offices are located at 50 Rosemont Road, Westwood, Massachusetts 02090 and our telephone number is 781-461-1000. The terms “LTX” and the “Company” refer to LTX Corporation and its wholly owned subsidiaries unless the context otherwise specified. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the Investor Relations section of the Company’s website at www.ltx.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

160

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

Although the SOC concept had been in development for several years, until recently manufacturers did not have an efficient and comprehensive method for testing these devices. Historically, device manufacturers used several narrowly focused testers, each designed to test only digital, only memory, or only mixed signal devices, but incapable of testing all three. SOC does not fit into any one of these categories because it represents the convergence of these three technologies and requires new testing technology.

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

Fusion is a unique solution to the SOC test challenge because it provides all of the following:

A single test platform.    Thoroughly testing an SOC device on more than one tester is either technically infeasible, because the device is not partitioned for its mixed signal, digital and embedded memory functions to operate independently from each other, or economically impractical due to the significantly higher cost of multiple testers and insertions required for comprehensive testing. Our Fusion test platform combines our test station hardware with our enVision software to provide a flexible, scalable test environment. By integrating the testing of mixed signal, digital and embedded memory functions, Fusion provides better test performance and lower cost of ownership for our customers. Our customers are also using Fusion to raise the utilization rates of their test floors in testing their digital and mixed signal devices. Not only have these customers selected Fusion as part of their SOC strategy, but they are also purchasing Fusion for capacity expansion on these traditional devices, eliminating the need for separate digital and mixed signal testers.

Multi-site test capability.    Multi-site testing, the parallel testing of more than one device (of the same type) on one testing machine at a given time, lowers the overall cost of testing devices by increasing the throughput of each testing machine. We designed Fusion to make multi-site testing easier for the test designer. Earlier generations of testing equipment required test engineers to spend significant amounts of time writing specific software programs to run tests in parallel. Our enVision software allows test engineers to expand single-site testing programs into multi-site testing programs with ease. Fusion’s hardware can be configured with a sufficient number of instruments to perform multi-site testing even on highly complex

SOC devices. These features allow our customers to take advantage of the increased throughput offered by multi-site testing without sacrificing their ability to introduce new products to market quickly.

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

Easy-to-use software for test program development.    Our enVision software provides the customer’s test engineer with an expandable library of prepackaged, reusable test program modules and debugging tools, all accessible through an easy-to-use graphical user interface. In most other testers, test engineers can reuse test code only by cutting and pasting lines of program code. enVision encapsulates test techniques into software objects that are added to the library for reuse in subsequent test programs. The test engineer can use these software objects when designing new test programs simply by dragging them with a mouse into the program flow. The ease-of-use of our software accelerates our customers’ development process, which allows them to introduce their semiconductor devices to market more rapidly.

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

Further improve the flexibility of our business model.    In order to focus our resources on the development of Fusion, improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a more flexible business model. With the completion of the transition of our assembly, system integration and testing operations to Jabil Circuit, substantially all of our manufacturing functions have been outsourced to third parties. We augment our focused internal development resources through our Open Platform Program, which was designed to facilitate third party development of instrumentation for our Fusion platform using standardized hardware and open software interfaces to our Fusion hardware and enVision operating system. We engage contract employees to address periods of peak demand. Through our strategic alliances, we have implemented additional international distribution and sub-contracted repair and support functions. We intend to continue to identify and implement programs which enhance our ability to meet customers’ needs while reducing fixed costs.

Fusion Overview

Fusion offers a unique solution for testing the full spectrum of non-memory devices, consisting of SOC, mixed signal, and digital devices. The Fusion test platform provides customers with highly reliable test performance and cost-efficiency in their efforts to accelerate their time-to-market for SOC, mixed signal, and digital devices. The Fusion test platform combines our test station hardware with our enVision software and is available in Fusion HFi, Fusion HF, Fusion CX and Fusion DX configurations. These configurations depend primarily on the digital complexity of the device to be tested.

enVision

Our enVision software helps customers design device test programs faster and more efficiently by providing a customer’s test engineer with an expandable library of prepackaged, reusable test program modules and debugging tools, all accessible through an easy-to-use graphical user interface. In most other testers, test engineers can reuse test code only by cutting and pasting lines of program code. enVision software circumvents much of this laborious process by encapsulating test techniques into software objects that are added to the library for reuse in subsequent test programs. The test engineer can use these software objects when designing new test programs simply by inserting them into the program flow.

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

Our Fusion HFi provides higher performance digital channels in a smaller footprint than the Fusion HF. Custom IC development has significantly reduced the component count required to implement the digital subsystem. This, coupled with state-of-the-art packaging and a new, modular integrated thermal management system, provides a reduction in board and interconnect count, thereby reducing the overall footprint of the tester. The complete range of instruments developed for the Fusion HF are also available for the Fusion HFi. The Fusion HFi preserves our customers’ investments in test programs and intellectual property, loadboards, design links, factory integration, and training through compatibility with current Fusion HF configurations while providing greater digital test capabilities.

Fusion CX and DX

The Fusion CX is a high-performance, lower cost Fusion system targeted primarily towards the testing of high-volume mixed signal devices. The mixed signal device technologies tested by Fusion CX are often the precursor to mixed signal technologies that will be incorporated into next generation SOC designs. Because Fusion CX uses the same enVision development software as Fusion HF, customers are able to upgrade their test capability to Fusion HF and HFi as the complexity of their next generation SOC devices require. The Fusion CX features up to 128 digital pins, mixed signal and RF test instruments, and power management test technology. Typical device types tested on Fusion CX include radio frequency/wireless such as 802.11b, power management and automotive devices.

Fusion DX extends the reach of Fusion to the desktop, offering complete ATE capabilities and the flexibility to be deployed at any point from design to production. Fusion DX can be integrated into other production equipment, including test systems, probers or handlers without use of additional floor space, and offers a wide range of capabilities, including full-featured digital and a broad line of mixed signal instruments. This powerful instrument set has been deployed to Fusion’s installed base, including numerous systems at subcontract test providers worldwide.

Service

Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of components manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us, and warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell. Service revenue totaled $38.5 million, or 15.0% of net sales, in fiscal 2004, $32.1 million, or 26.8% of net sales, in fiscal 2003, and $34.4 million, or 28.3% of net sales, in fiscal 2002.

We offer a wide range of service contracts, which gives our customers the flexibility to select the maintenance program best suited to their needs. Customers may purchase service contracts which extend maintenance beyond the initial warranty provided. Many customers enter into annual or multiple-year service contracts over the life of the equipment. The pricing of contracts is based upon the level of service provided to the customer and the time period of the service contract. We believe that service revenues should be less affected by the cyclical nature of the semiconductor industry than sales of test equipment. We maintain service centers around the world, both directly and through strategic alliances with companies that are located in Singapore, Japan, Korea and California.

Engineering and Product Development

The test equipment market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position will depend upon our ability to successfully enhance the Fusion platform and develop new instrumentation, and to introduce these new products on a timely and cost-effective basis. We devote a significant portion of personnel and financial resources to the continued development of our single platform SOC capabilities, including embedded memory, digital and mixed signal core competencies. We also seek to maintain close relationships with our customers in order to be responsive to their product development and production needs. Our expenditures for engineering and product development were $67.7 million, $66.1 million and $71.1 million, during fiscal 2004, 2003 and 2002, respectively.

Our engineering strategy is to focus on development of the Fusion single test platform. We believe that our single-platform strategy is a more cost effective method of focusing research and design efforts, because we are able to avoid dilution of our development efforts across multiple product platforms. We also intend to develop our future test systems in an evolutionary manner so that they may be progressively upgraded. Together with our strategic alliances and our Open Platform Program this approach preserves our customers’ substantial investments in our pre-existing test systems and programs, and, in general, helps us maintain market acceptance for our test systems. We work closely with our customers to define new product features and to identify emerging applications for our products.

Sales and Distribution

We sell our products primarily through a worldwide direct sales organization. Our sales organization is structured around key accounts, with a sales force of 33 people. We use a small number of independent sales representatives and distributors in certain other regions of the world.

Our sales to customers outside the United States are primarily denominated in United States dollars. Sales outside North America were 66%, 57% and 52%, of total net sales in fiscal 2004, 2003 and 2002, respectively.

Customers

Our customers include many of the world’s leading semiconductor device manufacturers. In fiscal year 2004, 2003 and 2002, Texas Instruments accounted for 58%, 58% and 45% of net sales, respectively. In fiscal year 2002, Vitesse Semiconductor Corporation accounted for 11% of net sales. Customers that have ordered Fusion products include the following:

ALi (formerly Acer Labs)	Delphi	Philips Semiconductor
Agere Systems	Infineon Technologies	Qlogic
Amkor	Maxim Integrated Devices	Renesas
austriamicrosystems	Melexis	Samsung
Analog Devices	Motorola	STATS
ASAT	National Semiconductor	STMicroelectronics
ASE	NEC	Texas Instruments
Carsem	On Semiconductor	UTAC
Vitesse Semiconductor

Because a relatively small number of semiconductor companies purchase most of the world’s semiconductor test equipment and we have concentrated our sales and support efforts on such key customers, we believe that sales to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

Manufacturing and Supply

We have completed the transition of our final assembly, system integration and testing operations of our Fusion HF, HFi, CX and DX to Jabil Circuit. We outsource certain components and subassemblies to contract manufacturers, such as Sanmina-SCI Corporation. We use standard components and prefabricated parts manufactured to our specifications. These components and subassemblies are used to produce testers in configurations specified by our customers. Most of the components for our products are available from a number of different suppliers; however, certain components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components currently are available in adequate amounts, we cannot be certain that shortages will not develop in the future. We are dependent on two semiconductor device manufacturers, Vitesse Semiconductor and Maxtech Components, who are sole source suppliers of custom components for our products. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. We continuously evaluate sources for our custom components. We cannot assure you that such alternative sources will be qualified or available to us.

Our facilities in Westwood, Massachusetts and San Jose, California perform final customer acceptance testing on certain shipments and research and development activities, which include assembly, system integration and testing for prototypes.

Competition

Many other domestic and foreign companies participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver our products on a timely basis. Our competitors in the market for test systems include Advantest, Agilent Technologies, Credence Systems, and Teradyne. These companies have a substantially larger share of our addressable market than we do and most of our other major competitors have greater financial and other resources than we do. Certain of these competitors have a larger installed base of equipment than we do. Each of our major competitors are suppliers of other types of automatic test equipment and also supply products to other markets. We expect our competitors to enhance their current products and they could introduce new products with comparable or better price and performance. In addition, new competitors, including semiconductor manufacturers themselves, may offer new technologies, which may in turn reduce the value of our product lines.

Backlog

At July 31, 2004, our backlog of unfilled orders for all products and services was $85.7 million, compared with $79 million at July 31, 2003. Historically, test systems generally ship within twelve months of receipt of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

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

Employees

At July 31, 2004, we employed 635 employees and 55 temporary workers. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We consider relations with our employees to be good.

Environmental Affairs

Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on our capital expenditures, earnings or competitive position.

Item 2.    Properties

All of our facilities are leased. We have achieved worldwide ISO 9001:2000 certification at our facilities. We maintain our headquarters in Westwood, Massachusetts, where corporate administration, sales and customer support, research and development are located in a 167,500 square foot facility under a lease, which expires in 2009. We also maintain an additional facility in a 71,000 square foot building in San Jose, California. Our lease of this facility expires in 2007. We also lease sales and customer support offices at various locations in the United States totaling approximately 22,000 square feet. We have a total of seven leased properties in the United States, four in Asia and six in Europe.

As part of the acquisition of StepTech, Inc., we assumed leases on manufacturing and development facilities totaling 18,000 square feet in Hopkinton, Massachusetts. One facility of 6,000 square feet expired in March 2004, leaving a total of 12,000 square feet remaining under the assumed StepTech leases.

Our European headquarters is located in Woking, United Kingdom and our Asian headquarters is located in Singapore. We also maintain sales and support offices at other locations in Europe and in Asia. Office space leased in Asia and Europe totals approximately 68,500 square feet.

We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3.    Legal Proceedings

We have no material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market under the symbol “LTXX”. The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2004
First Quarter	$15.89	$8.86
Second Quarter	19.83	13.74
Third Quarter	17.26	10.97
Fourth Quarter	11.67	7.49
Fiscal Year Ended July 31, 2003
First Quarter	$11.00	$3.12
Second Quarter	9.69	5.25
Third Quarter	7.03	4.29
Fourth Quarter	11.45	6.50

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit agreement with a bank contains certain covenants that prohibit us from paying cash dividends.

As of September 2, 2004, we had approximately 1,000 stockholders of record of our common stock.

Compensation Plans

The following table shows information relating to the Company’s compensation plans as of July 31, 2004:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Plan Category
Equity compensation plans approved by security holders	8,962,019	$11.51	2,041,572	*
Equity compensation plans not approved by security holders	0	0	0

Total	8,962,019	$11.51	2,041,572	*

*Includes 1,050,140 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code.

This table excludes an aggregate of 73,298 shares issuable upon exercise of outstanding options assumed by the Company in connection with the StepTech acquisition. The weighted average exercise price of the excluded options is $0.8488.

Item 6.    Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2004 are derived from our audited consolidated financial statements.

	Fiscal Years ended July 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data and statistics)
Consolidated Statement of Operations Data:
Net sales	$255,801	$119,449	$121,273	$330,030	$305,535
Cost of sales	154,672	97,368	96,006	177,034	161,078
Inventory related provision (b)	—	48,483	42,200	12,800	—
Engineering and product development expenses	67,655	66,088	71,102	65,987	50,582
Selling, general and administrative expenses	28,037	27,321	28,337	37,029	38,477
In-process research and development (c)	—	16,100	—	—	—
Reorganization costs (b)	—	6,696	—	1,200	—

Income (loss) from operations	5,437	(142,607)	(116,372)	35,980	55,398
Other (expense) income	(3,476)	(2,461)	215	7,894	3,123
Provision (benefit) for income taxes	—	—	33,723	13,163	(20,214)

Net income (loss) before cumulative effect of change in accounting principle	1,961	(145,068)	(149,880)	30,711	78,735
Cumulative effect of change in accounting principle, net of applicable tax (a)	—	—	—	9,566	—

Net income (loss)	$1,961	$(145,068)	$(149,880)	$21,145	$78,735

Net income (loss) per share:
Basic	$0.04	$(2.92)	$(3.08)	$0.44	$1.84
Diluted	$0.03	$(2.92)	$(3.08)	$0.43	$1.70
Weighted-average common shares used in computing net income (loss) per shares:
Basic	55,927	49,614	48,693	47,782	42,897
Diluted	58,057	49,614	48,693	49,634	46,201
Consolidated Balance Sheet Data:
Working capital	$292,906	$155,905	$285,418	$260,580	$307,887
Property and equipment, net	71,329	73,443	76,171	66,739	38,125
Total assets	459,564	324,896	463,989	483,039	456,504
Total debt	150,321	170,785	168,222	24,177	26,108
Stockholders’ equity	234,254	99,088	225,533	369,269	339,676
Other Information (unaudited):
Current ratio	4.89	3.06	4.27	3.42	3.92
Asset turnover	0.56	0.37	0.26	0.68	0.67
Debt as a percentage of total capitalization	39.1%	63.3%	42.7%	6.1%	7.1%
Additions to property and equipment (net)	$17,496	$17,506	$26,460	$47,333	$17,850
Depreciation and amortization	18,699	16,896	17,025	14,139	10,613

(a)	Effective August 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended. The Company has no proforma data for fiscal years prior to 2001 as the amounts are not readily determinable based on the nature of the revenue adjustments required by SAB 101.
(b)	See Note 12 to the Consolidated Financial Statements.
(c)	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our operating results have been negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. The industry entered a period of growth during our fiscal year ended July 31, 2004. The following graph shows the sharp decline in the three-month moving average semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2003 and the growth period of fiscal 2004, as calculated by SEMI, an industry trade organization:

Despite the sharp decline in business activity for the semiconductor test market we faced through the end of fiscal 2003, we continued to invest in the further development and enhancement of our Fusion platform. We believe that our competitive advantage in this industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of the most advanced semiconductor devices in a cost-efficient manner. Therefore, we continue to invest significant amounts in engineering and product development in an effort to further differentiate the Fusion platform from the product offerings of our competitors. In fiscal 2004, engineering and product development expenses were $67.7 million, or 26.4% of net sales, as compared to $66.1 million, or 55.3% of net sales in fiscal 2003. The $1.6 million increase in engineering and product development expenses in fiscal year 2004 from fiscal year 2003 was a result of expenditures to support new product features and emerging applications for our Fusion HFi and CX products due to increased sales for these products. We believe that our single-platform product strategy is a more cost-efficient means of focusing product research and development efforts, since we are able to avoid dilution of our development efforts across multiple product platforms.

Additionally, because in the past a high proportion of our manufacturing costs included in cost of sales have been fixed, we have been limited in our ability to reduce manufacturing expenses and inventory purchases quickly in response to decreases in orders and revenues during cyclical downturns in the semiconductor industry. In order to continue our strategy of investing in product research and development during a downturn while mitigating the adverse effect on profitability, we have taken steps to transform certain historically fixed manufacturing overhead costs into variable costs. Over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit, and in fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit, which will further reduce our fixed manufacturing costs. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

During the sluggish industry conditions through the end of fiscal 2003, we also took several additional cost reduction measures to further mitigate the adverse effect of cyclical downturns on our profitability. Our total worldwide headcount was reduced from 776 employees and 56 temporary workers at the end of fiscal 2002 to 576 employees and 35 temporary workers at the end of fiscal 2003. In addition, we continued to maintain other cost reduction measures, such as the suspension of 401(k) matching payments, a freeze in salary and wage increases and the strict oversight and reduction in discretionary travel and other overhead expenses. We believe that these reductions in operating costs have reduced our fixed costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

The Company has seen sequential revenue improvement in each of the past six quarters and was profitable in the third and fourth quarter of fiscal 2004. Management believes that our industry has been in a growth cycle for several quarters based upon the recent improvement in business activity, industry forecasts and other industry indicators, which began to improve at the end of fiscal 2003. During this period, the Company’s orders increased sequentially through its third quarter ending April 30, 2004. In order to support new customer wins and improving business conditions, the Company increased its total worldwide headcount at the end of fiscal 2004 to 635 employees and 56 temporary workers. However, in the fourth quarter, orders were down 15% from the third quarter, and we cannot predict whether this slowdown in orders is a pause in the growth cycle we experienced in fiscal 2004 or the beginning of the next cyclical downturn in our industry. In reaction to the current business conditions, on September 14, 2004, we took action to reduce our worldwide headcount by approximately 11%, eliminating 74 positions. If the slowdown in orders continues or accelerates in fiscal 2005, we could experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure. At the relatively lower levels of business we are experiencing as we enter fiscal 2005, there is a higher likelihood that changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that our most critical accounting policies upon which our financial condition depends on and which involve the most complex and subjective decisions or assessments are as follows: revenue recognition, inventory reserve, income taxes, warranty, goodwill and other intangibles, in process research and development, impairment of long-lived assets and allowances for doubtful accounts.

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

Inventory Reserve

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. During fiscal 2004, the Company had no reversals of reserves related to the sale of previously written down items. As of July 31, 2004, our inventory of $69.2 million is stated net of inventory reserves of $78.9 million. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”) the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement bases and the tax bases of assets and liabilities, calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

The Company has deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog and future sales projections. We had previously provided valuation allowances only for future tax benefits resulting from certain foreign losses and various state tax attributes. However, where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position at July 31, 2002 and the increased uncertainty relative to the timing of profitability in future periods, we concluded that it was appropriate to establish a valuation allowance for our entire net deferred tax assets. The Company established a full valuation allowance for our remaining deferred tax assets and recognized a $78.8 million non-cash charge during fiscal year 2002. As a result, the valuation allowance for deferred tax assets increased from $101.6 million at July 31, 2002, to $164.0 million at July 31, 2003 and to

$168.7 million at July 31, 2004. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to monitor the recoverability of our deferred tax asset on a periodic basis.

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

Goodwill and Other Intangibles

The Company has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. Intangible assets with a definite useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Intangible assets are recorded at historical cost. Intangible assets acquired in an acquisition, including research and development, are recorded using the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition. If the carrying value of the asset is in excess of the present value of the expected future cash flows, the carrying value is written down to fair value in the period identified.

In-Process Research and Development

The purchase price recorded for acquisitions is allocated to the assets acquired and the liabilities assumed based on fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets is allocated to identifiable intangible assets. The income approach is used to determine the fair value of In-Process Research and Development (IPR&D).

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

Results of Operations

The following table sets forth for the periods indicated statements of operations data.

	Year Ended July 31,
	2004	2003	2002
	(in thousands, except per share data)
Net sales	$255,801	$119,449	$121,273
Cost of sales	154,672	97,368	96,006
Inventory related provision	—	48,483	42,200

Gross profit (loss)	101,129	(26,402)	(16,933)
Engineering and product development expenses	67,655	66,088	71,102
Selling, general and administrative expenses	28,037	27,321	28,337
In-process research and development	—	16,100	—
Reorganization costs	—	6,696	—

Income (loss) from operations	5,437	(142,607)	(116,372)
Interest expense	(6,626)	(6,747)	(6,833)
Investment income	3,150	4,286	7,048

Income (loss) before income taxes	1,961	(145,068)	(116,157)
Provision for income taxes	—	—	33,723

Net income (loss)	$1,961	$(145,068)	$(149,880)

Net income (loss) per share:
Basic	$0.04	$(2.92)	$(3.08)
Diluted	$0.03	$(2.92)	$(3.08)

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of total net sales.

	Percentage of Net Sales Year Ended July 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	60.5	81.5	79.2
Inventory related provision	—	40.6	34.8

Gross profit (loss)	39.5	(22.1)	(14.0)
Engineering and product development expenses	26.4	55.3	58.6
Selling, general and administrative expenses	11.0	22.9	23.4
In-process research and development	—	13.5	0.0
Reorganization costs	—	5.6	0.0

Income (loss) from operations	2.1	(119.4)	(96.0)
Interest expense	(2.5)	(5.6)	(5.6)
Investment income	1.2	3.6	5.8

Income (loss) before income taxes	0.8	(121.4)	(95.8)
Provision for income taxes	0.0	0.0	27.8

Net income (loss)	0.8%	(121.4)%	(123.6)%

Fiscal 2004 Compared to Fiscal 2003

Net Sales.    Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales were $255.8 million in fiscal 2004 and $119.4 million in fiscal 2003. The increase in net sales is primarily a result of increasing demand for semiconductor test equipment as economic conditions in general and semiconductor industries in particular improved for fiscal 2004. The increase in net sales is also attributed to expanding business with new and existing customers, across a diverse range of end products and SOC applications. Sales from new products, Fusion CX and Fusion HFi, totaled $107.0 million in fiscal year 2004 and $14.2 million in fiscal year 2003. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $38.5 million, or 15.0% of net sales, in fiscal 2004 and $32.1 million, or 26.8% of net sales, in fiscal 2003. Geographically, sales to customers outside the United States were $168.9 million, or 66% of net sales, in fiscal 2004 and $67.8 million, or 57% of net sales, in fiscal 2003.

Cost of Sales.    Cost of sales consists of material, outsource manufacturing costs, labor, depreciation and associated overhead. Cost of sales increased by $57.3 million to $154.7 million in fiscal 2004 from $97.4 million in fiscal 2003. As a percentage of net sales, cost of sales was 60.5% of net sales in fiscal 2004 as compared to 81.5% in fiscal 2003. Cost of sales as a percentage of net sales decreased 21.0% year over year in fiscal 2004 primarily as a result of increased sales volume, as the fixed cost components of our cost of sales did not increase commensurate with our increase in net sales, as well as increased sales of Fusion HFi and Fusion CX, which have higher gross margin than Fusion HF.

Engineering and Product Development Expenses.    Engineering and product development expenses were $67.7 million, or 26.4% of net sales, in fiscal 2004 as compared to $66.1 million, or 55.3% of net sales, in fiscal 2003. The $1.6 million increase in engineering and product development expenses in 2004 from 2003 was principally a result of an increase of $1.0 million in our applications development staffing levels to support market penetration programs and a $0.6 million increase in non-recurring engineering expenses for next generation digital pin development. We continue to maintain a significant investment in product development expenses to support new product features and emerging applications.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $28.0 million, or 11.0% of net sales, in fiscal 2004 as compared to $27.3 million, or 22.9% of net sales, in fiscal 2003. The decrease in selling, general and administrative expenses as percentage of net sales was a result of increased sales volume.

Interest Expense.    Interest expense for fiscal year 2004 was $6.6 million as compared to $6.7 million for fiscal year 2003 and consists primarily of accruing interest expense for the balance of the 4.25% Convertible Subordinated Notes.

Investment Income.    Investment income was $3.2 million for fiscal 2004 as compared to $4.3 million for fiscal 2003. The decrease in investment income is due to declining interest rates in fiscal 2004 as compared to fiscal 2003.

Income Tax.    The Company recorded no income tax provision for fiscal year 2004 due to the utilization of net operating loss carryforwards to offset taxable income. As a result of a review undertaken at July 31, 2004 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for the Company’s net deferred tax assets. The Company recorded a $2.0 million pretax profit for fiscal year 2004. The income tax expense associated with this profit was offset by use of a portion of the Company’s net operating loss carryforwards. The Company recorded a 100% valuation allowance and had no net tax provision in fiscal 2004. The Company will continue to record a 100% valuation allowance until it is more likely than not we will utilize the deferred tax asset. The gross deferred tax asset is valued at $169 million as of July 31, 2004 with a 100% valuation allowance resulting in no net deferred tax assets recorded on the balance sheet.

Fiscal 2003 Compared to Fiscal 2002

Net Sales.    Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales were $119.4 million in 2003 and $121.3 million in 2002. The decrease in sales in 2003 from 2002 was the result of the continuing sluggish demand for semiconductors, resulting in reduced demand for semiconductor test equipment. Sales revenue began to decline in the second half of fiscal year 2001 and has continued to remain at low levels throughout fiscal years 2002 and 2003. Despite the negative factors and depressed global economy, we continued to invest in Fusion with significant investment in engineering and development expenses in fiscal years 2003, 2002 and 2001. Sales from new products, Fusion CX and Fusion HFi totaled $14.2 million in fiscal year 2003 and $1.2 million in fiscal year 2002. Fusion CX was introduced in fiscal 2002 and Fusion HFi was introduced in late fiscal 2003. Our service revenue is less impacted by significant swings in product demand as most of the revenue is derived from an installed base of existing products. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $32.1 million, or 26.8% of net sales, in fiscal 2003 and $34.4 million, or 28.3% of net sales, in fiscal 2002. Geographically, sales to customers outside the United States were $67.8 million, or 57% of net sales, in fiscal 2003 and $63.5 million, or 52% of net sales, in fiscal 2002.

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

Inventory Related Provision.    In calendar 2001, we were faced with a sudden drop in demand as a result of the beginning phases of an industry-wide slowdown, which has continued through and into our fiscal year 2003. During fiscal year 2002, we recorded a $42.2 million excess inventory related provision, principally due to the sharp decline in semiconductor test system orders and overall industry wide conditions. The reserve established in fiscal 2002 considered industry forecasts, and a modest but temporary improved order environment in the second half of fiscal 2002. This led to an expectation of some recovery during fiscal 2003, which in fact did not materialize. Continued sluggish worldwide macro-economic conditions, combined with world events such as the war in Iraq and the SARS epidemic, led to depressed conditions for a longer period than past industry cycles and earlier projections. In fact, the semiconductor capital equipment industry was in the third year of the most significant industry wide slowdown on record.

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

In-Process Research and Development.    In October 2000, we acquired 19% of the outstanding common stock of StepTech, Inc. On June 10, 2003, we acquired the remaining 81% of the outstanding shares of StepTech for a net cash payment of $6.5 million and 2,283,750 shares of LTX common stock, of which 288,125 shares were contingent upon certain milestones being met. In addition, all outstanding stock options to purchase shares of StepTech stock were converted into options to purchase 263,112 shares of LTX stock and options to purchase 300,000 shares of LTX stock with an exercise price equal to the fair market value of LTX stock on the date of grant were also issued. The acquisition was accounted for under the provisions of SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The Company’s Consolidated Financial Statements include the operating results of StepTech from the date of acquisition. The purchase price recorded for the StepTech acquisition has been allocated to the assets acquired and the liabilities assumed based on their fair value at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets was allocated to identifiable intangible assets. We recorded an in-process research and development (IPR&D) charge of $16.1 million in the fourth quarter of fiscal 2003.

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

In July 2003, we reduced our headcount by 7 employees and recorded a $0.3 million reorganization cost charge in our fourth quarter of fiscal 2003. The majority of the severance cost from this workforce reduction was paid during the first and second quarters of fiscal year 2004. In July 2003, we also recorded a $0.8 million asset impairment charge for write-off of certain manufacturing related leasehold improvements in our Westwood facility. These assets were deemed to be impaired as a result of outsourcing the remaining test and integration process to Jabil Circuit.

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

Income Tax.    The Company had no net tax provision in fiscal year 2003 as compared to a tax provision of $33.7 million, or 27.8% of net sales, in fiscal year 2002. The provision in fiscal 2002 was the result of providing a full valuation allowance for our deferred tax assets by recognizing a tax provision charge. Prior to fiscal 2002, the Company had previously provided valuation allowances only for certain foreign losses and various state taxes. As a result of a review undertaken at July 31, 2002 and our cumulative loss position at that date, management concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. The Company will continue to record a 100% valuation allowance until it is more likely than not we will utilize the deferred tax asset. The gross deferred tax asset was valued at $164 million as of July 31, 2003 with a 100% valuation allowance resulting in no net deferred tax assets recorded on the balance sheet.

Liquidity and Capital Resources

At July 31, 2004, we had $244.7 million in cash and cash equivalents and marketable securities and working capital of $292.9 million as compared to $136.6 million in cash and cash equivalents and marketable securities and working capital of $155.9 million at July 31, 2003. The increase in the cash and cash equivalents was due primarily to cash provided by operations of $11.8 million and cash provided by financing activities of $113.6 million, which was partially offset by cash used in investing activities of $103.7 million. The total increase in cash and cash equivalents and marketable securities for the year was $108.1 million, which consisted of $126.5 million from our February 2004 equity offering, reduced by a $19.5 million payment on our short term working capital line of credit.

Accounts receivable from trade customers was $33.0 million at July 31, 2004, as compared to $12.0 million at July 31, 2003. The principal reason for the $21.0 million increase in accounts receivable is a result of increased sales revenue volume. Sales for the quarter ended July 31, 2004 were $80.4 million as compared to $33.7 million for the fourth quarter ended July 31, 2003. The Company has seen significant improvement in general business conditions and payment patterns from the Asian subcontract market. Additionally, the Company has been able to secure letter of credit arrangements with several accounts previously on open accounts. Accordingly, the allowance for sales returns and doubtful accounts decreased to $2.0 million, or 5.8% of gross trade accounts receivable, at July 31, 2004 from $3.5 million, or 22.6% of gross trade accounts receivable at July 31, 2003. The Company has an agreement with its commercial lender that allows the Company to sell certain of its accounts receivable to the lender without recourse. There were no sales under this agreement for the fiscal year ended July 31, 2004 and sales for the fiscal year ended July 31, 2003 totaled $6.1 million. Accounts receivable that would be considered for sale to the Company’s commercial lender generally are for test systems shipped to a customer during the last few days of the quarter and which have collection terms of net 30 days.

Accounts receivable from other sources increased $6.3 million to $11.5 million at July 31, 2004, as compared to $5.2 million at July 31, 2003. The increase was attributed to the increase in the sale of component inventory at cost to our outsource suppliers. The Company sells raw materials and component inventory at cost to its outsource contract manufacturers. LTX has changed its manufacturing model from an internal manufacturing model to a completely outsourced one. During the transition, we are selling our in-stock inventory to our outsource manufacturers on an as-needed basis to build finished product for us. We will continue to sell our in-stock components to our outsource suppliers until we liquidate our inventories. At that point, the outsource suppliers will buy the raw materials and components from third parties and not from LTX. Terms of sale are typically net 30 days and there are no recourse provisions associated with these sales. The Company does not recognize revenue from these sales.

Net inventory increased by $2.3 million to $69.2 million at July 31, 2004 as compared to $66.9 million at July 31, 2003. The change in inventory is as a result of increasing demand for our new Fusion products from new or existing customers on a consignment or evaluation basis. In fiscal year 2004, LTX made a strategic decision to increase evaluation system activity at specific target customers in order to win new business and gain market share. Systems installed at customers on an evaluation basis are not booked as revenue until final customer acceptance.

Capital expenditures totaled $17.5 million in fiscal 2004, which was the same capital spending rate in absolute dollars as fiscal year 2003, but lower as a percentage of sales revenue. Capital spending in fiscal 2004 was 6.8% of sales revenue compared to 14.6% in fiscal 2003. The capital expenditures for fiscal year 2004 and fiscal 2003 related to increased staffing levels and activity from our applications development group and increased levels of spare parts to support our two new products, Fusion HFi and Fusion CX.

For fiscal years 2004 and 2003, we had no new capital lease financing transactions. We had no new operating lease financing transactions in fiscal year 2004 and had one new operating lease financing transaction that generated $9.2 million of cash proceeds in fiscal year 2003. This transaction consisted of certain equipment sale/leaseback transactions to finance the cost of new test equipment. The cash proceeds from this transaction was based on the fair market value of the equipment and the leases qualify as an operating lease in accordance with SFAS No. 13. Cash proceeds received in excess of the cost of the equipment are recorded as a deferred gain in accordance with SFAS No. 28, paragraph 2 and SFAS No. 13, paragraph 33 and amortized over the life of the lease.

In January 2004, the Company filed a shelf registration statement on Form S-3 to register up to $250 million of common stock, debt securities and warrants. On February 19, 2004, an offering was closed pursuant to the registration statement relating to the sale of 8,050,000 shares of common stock at $16.50 per share. The offering included 1,050,000 shares sold as a result of the exercise, in full, by the underwriters of their option to purchase additional shares of common stock. Gross proceeds from the stock offering totaled approximately $132.8 million. Proceeds to LTX, net of $6.3 million in underwriters’ commissions and discounts and other expenses, totaled approximately $126.5 million.

During the quarter ended October 31, 2003, we renegotiated our domestic credit facility with our existing lender. The facility is comprised of a working capital line of $30.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The working capital line is used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions and to support the purchase of fixed assets. The facility imposes certain financial and other covenants. The Company has a second credit facility with another lender for a revolving credit line of $20.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under these credit facilities at July 31, 2004. The Company repaid $19.5 million of its outstanding short term working capital loan with a portion of the proceeds received from the February 2004 equity offering.

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

The Company operates in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. To mitigate the risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents, cash flows expected to be generated by future operating activities, our ready access to capital markets for competitively priced instruments and funds available under our credit facilities will be sufficient to meet our cash requirements over the next twelve to twenty-four months.

The following summarizes LTX’s contractual obligations, net of sub-lease revenues, at July 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period
	Total	2005	2006 – 2007	2008 – 2009	Thereafter
	(in thousands)
Financial Obligations
Convertible Subordinated Notes	$162,750	$6,375	$156,375	$—	$—
Operating Leases	31,868	10,379	16,010	5,172	307
Capital Leases	334	334	—	—	—

Total Financial Obligations	$194,952	$17,088	$172,385	$5,172	$307

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounts and audit guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretations No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment or risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original Interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the end of the third quarter of fiscal year 2004. There has been no impact on the Company’s financial statements from the adoption of FIN 46.

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

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. From the third quarter of fiscal 2001 through the end of the first quarter of fiscal 2004, our revenue and operating results were negatively impacted by a sudden and severe downturn in the semiconductor industry. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system-on-a-chip (“SOC”), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 58% of our net sales in fiscal 2004, 58% of our net sales in fiscal 2003 and 45% of our net sales in fiscal 2002. Sales to our ten largest customers accounted for 87.5% of revenues in fiscal year 2004 and 83.4% in fiscal year 2003. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt.

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

Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability in our operating results or our stock price. This may be caused by a combination of factors, including the following:

•	sales of a limited number of test systems account for a substantial portion of our net sales in any particular fiscal quarter, and a small number of transactions could therefore have a significant impact;

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix,

•	the configurations of test systems sold,

•	the customers to whom we sell these systems, or

•	volume.

•	a long sales cycle, due to the high selling price of our test systems, the significant investment made by our customers, and the time required to incorporate our systems into our customers’ design or manufacturing process; and

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,

•	shorter than expected lifecycles of our customers’ semiconductor devices,

•	uncertain market acceptance of products developed by our customers, or

•	our own research and development.

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

We have selected Jabil Circuit, Inc. to manufacture our Fusion test systems. If for any reason Jabil cannot provide us with these products and services in a timely fashion, or at all, whether due to labor shortage, slow down or stoppage, deteriorating financial or business conditions or any other reason, we would not be able to sell or ship our Fusion family of products to our customers. All of the products Jabil tests and assembles for us are assembled in one facility in Massachusetts. If this facility were to become unable to meet our production requirements, transitioning assembly to an alternative Jabil facility could result it production delays of several weeks or more. We have no written supply agreement with Jabil. We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all. This relationship with Jabil may not result in a reduction of our fixed expenses.

We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all. If we are required for any reason to seek a new manufacturer of our test systems, an alternate manufacturer may not be available and, in any event, transitioning to a new manufacturer would require a significant lead time of six months or more and would involve substantial expense and disruption of our business. Our test systems are highly sophisticated and complex capital equipment, with many custom components, and require specific technical know-how and expertise. These factors could make it more difficult for us to find a new manufacturer of our test systems if our relationship with Jabil is terminated for any reason, which would cause us to lose revenues and customers.

Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We have in the past, and may in the future, seek to acquire or invest in additional complementary businesses, products, technologies or engineers. For example, in June 2003, we completed our acquisition of StepTech, Inc. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could continue to materially adversely affect our business, financial condition and results of operations.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Our past and future acquisitions may involve many risks, including:

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

We rely on subcontractors to manufacture Fusion and many of the components and subassemblies for our products, and we rely on sole source suppliers for certain components. We may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including a result of a change in control of, or deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is a lengthy process. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufacturing & delivery of our products, which could cause us to lose revenues and customers.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 66% of our revenues for fiscal year 2004 and 57% for fiscal year 2003. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our competitors in the market for semiconductor test equipment include Advantest, Agilent Technologies, Credence Systems, and Teradyne. These major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our stock price is volatile.

In the twelve-month period ending on July 31, 2004, our stock price ranged from a low of $7.49 to a high of $19.83. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. In particular, our Notes mature in August 2006. Our line of credit and credit facility mature on an annual basis and will expire in November 2004 and July 2005, respectively, if not renewed by us and the issuing bank. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment of our Notes, or certain or our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our Notes if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we may not have sufficient funds or be able to arrange for financing to pay the principal amount of our Notes at their maturity.

We may need additional financing, which could be difficult to obtain.

We expect that our existing cash and marketable securities, and borrowings from available bank financings, will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event, we may need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $150.3 million as of July 31, 2004, and in foreign currency exchange rates. We are subject to interest rate risk on our short-term borrowings under our credit facilities. Our short term bank debt bears interest at prime. Long term debt interest rates are fixed for the term of the Notes.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 2004, our revenues derived from sales outside the United States constituted 66% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 8.1% of the outstanding accounts receivable trade balance at July 31, 2004. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars comprise 14.0% of the outstanding accounts payable balance at July 31, 2004.

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

Item 8.    Financial Statements and Supplementary Data

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$95,112	$73,167
Marketable securities	149,601	63,416
Accounts receivable—trade, net of allowances of $2,016 and $3,518, respectively	32,961	12,033
Accounts receivable—other	11,494	5,192
Inventories	69,220	66,852
Prepaid expense	9,828	10,989

Total current assets	368,216	231,649
Property and equipment, net	71,329	73,443
Goodwill and other intangible assets	15,763	14,764
Other assets	4,256	5,040

Total assets	$459,564	$324,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$19,459
Current portion of long-term debt	321	1,262
Accounts payable	37,438	13,380
Deferred revenues and customer advances	3,520	4,738
Deferred gain on leased equipment	6,852	10,350
Other accrued expenses	27,179	26,555

Total current liabilities	75,310	75,744

Long-term debt, less current portion	150,000	150,064

Stockholders’ equity:
Common stock, $0.05 par value:
100,000,000 shares authorized; 60,903,163 and 51,633,798 shares issued and outstanding, respectively	3,045	2,721
Additional paid-in capital	555,447	421,709
Unrealized gain (loss) on marketable securities	(106)	751
Accumulated deficit	(324,132)	(326,093)

Total stockholders’ equity	234,254	99,088

Total liabilities and stockholders’ equity	$459,564	$324,896

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended July 31,
	2004	2003	2002
Net product sales	$217,310	$87,346	$86,896
Net service sales	38,491	32,103	34,377

Net sales	255,801	119,449	121,273
Cost of sales	154,672	97,368	96,006
Inventory related provision	—	48,483	42,200

Gross profit (loss)	101,129	(26,402)	(16,933)
Engineering and product development expenses	67,655	66,088	71,102
Selling, general and administrative expenses	28,037	27,321	28,337
In-process research and development	—	16,100	—
Reorganization costs	—	6,696	—

Income (loss) from operations	5,437	(142,607)	(116,372)
Other income (expense):
Interest expense	(6,626)	(6,747)	(6,833)
Investment income	3,150	4,286	7,048

Income (loss) before income taxes	1,961	(145,068)	(116,157)
Provision for income taxes	—	—	33,723

Net income (loss)	$1,961	$(145,068)	$(149,880)

Net income (loss) per share:
Basic	$0.04	$(2.92)	$(3.08)

Diluted	$0.03	$(2.92)	$(3.08)

Weighted-average common shares used in computing net income (loss) per share:
Basic	55,927	49,614	48,693

Diluted	58,057	49,614	48,693

Comprehensive income:
Net income (loss)	$1,961	$(145,068)	$(149,880)
Unrealized gain (loss) on marketable securities	(857)	(140)	338

Comprehensive income (loss)	$1,104	$(145,208)	$(149,542)

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	For the Three Years Ended July 31, 2004
	Common Stock		Additional Paid-In Capital	Unrealized Gain (Loss) On Marketable Securities	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2001	48,355,826	$2,557	$397,304	$553	$(31,145)	$369,269
Exercise of stock options	626,088	32	3,447	—	—	3,479
Issuance of shares under employees’ stock purchase plan	203,048	10	2,244	—	—	2,254
Unrealized gain on marketable securities	—	—	—	338	—	338
Stock based compensation	—	—	73	—	—	73
Net loss	—	—	—	—	(149,880)	(149,880)

Balance at July 31, 2002	49,184,962	2,599	403,068	891	(181,025)	225,533
Exercise of stock options	153,474	7	316	—	—	323
Acquisition of StepTech, Inc.	1,995,625	100	17,003	—	—	17,103
Issuance of shares under employees’ stock purchase plan and other	299,737	15	1,322	—	—	1,337
Unrealized loss on marketable securities	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(145,068)	(145,068)

Balance at July 31, 2003	51,633,798	2,721	421,709	751	(326,093)	99,088
Exercise of stock options	797,482	40	4,324	—	—	4,364
StepTech escrow share release	144,062	7	1,092	—	—	1,099
Issuance of shares under employees’ stock purchase plan and other	277,821	(126)	2,200	—	—	2,074
Unrealized loss on marketable securities	—	—	—	(857)	—	(857)
Public offering of common stock	8,050,000	403	126,122	—	—	126,525
Net Income	—	—	—	—	1,961	1,961

Balance at July 31, 2004	60,903,163	$3,045	$555,447	$(106)	$(324,132)	$234,254

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$1,961	$(145,068)	$(149,880)
Add (deduct) non-cash items:
Depreciation and amortization	18,699	16,896	17,025
In-process research and development charge	—	16,100	—
Deferred tax (benefit) expense	—	—	33,896
Charge for inventory related provision	—	48,483	42,200
Net gain from Ando settlement	—	—	(778)
Other	645	1,221	15
(Increase) decrease in:
Accounts receivable	(27,095)	12,316	2,520
Inventories	(2,389)	(19,694)	(28,206)
Prepaid expenses	1,276	19,705	19,282
Other assets	(1,063)	485	866
Increase (decrease) in:
Accounts payable	23,816	(10,566)	9,997
Accrued expenses	663	(4,871)	1,673
Deferred revenues and customer advances	(4,738)	(4,844)	(36,279)

Net cash provided by (used in) operating activities	11,775	(69,837)	(87,669)

Cash Flows from Investing Activities:
Acquisition investment, net of cash acquired	—	(6,533)	—
Expenditures for property and equipment	(17,496)	(17,506)	(26,460)
Purchases of marketable securities	(240,414)	(117,706)	(60,241)
Proceeds from sale of marketable securities	154,229	126,981	26,563

Net cash used in investing activities	(103,681)	(14,764)	(60,138)

Cash Flows from Financing Activities:
Proceeds from stock plans:
Employees’ stock purchase plan	2,086	1,356	2,254
Exercise of stock options	4,364	323	3,479
StepTech escrow shares distribution	1,099	—	—
Proceeds from Equity Offering, net	126,525	—	—
(Payment) advances of short-term notes payable, net	(19,459)	4,589	1,970
Proceeds from convertible subordinated notes	—	—	145,219
Proceeds from lease financing	—	9,184	1,744
Payments of long-term debt	(1,022)	(2,026)	(3,663)

Net cash provided by financing activities	113,593	13,426	151,003
Effect of exchange rate changes on cash	258	(125)	175

Net increase (decrease) in cash and cash equivalents	21,945	(71,300)	3,371
Cash and cash equivalents at beginning of year	73,167	144,467	141,096

Cash and cash equivalents at end of year	95,112	$73,167	$144,467

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$3,748	$9,699	$3,971

Income taxes	$—	$—	$1,169

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned domestic subsidiaries and wholly owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to previously reported financial data to conform to the 2004 presentation.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized and unrealized gains or losses resulting from foreign currency remeasurement and transaction gains or losses were a gain of $234,000 and losses of $143,000, $15,000 in fiscal 2004, 2003 and 2002, respectively. Transaction gains and losses are included in the consolidated results of operations.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” and SAB 104, “Revenue Recognition”. In December 2003, the SEC issued SAB 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB 101. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of income. Shipping and handling costs were $1.7 million, $1.1 milion and $1.2 million as of July 31, 2004, 2003 and 2002, respectively. These costs, when included in the sales price charged for products, are recognized in net sales.

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

Accounting for Stock-Based Compensation

The Company, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure”, has elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock option and stock purchase plans. No stock-based employee compensation is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FSAS No. 123 to stock-based employee compensation:

	Year ended July 31,
	2004	2003	2002
	(in thousands except per share)
Net income (loss):
As reported	$1,961	$(145,068)	$(149,880)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	17,764	12,904	15,869

Pro forma	$(15,803)	$(157,972)	$(165,749)

Net income (loss) per share:
Basic
As reported	$0.04	$(2.92)	$(3.08)
Pro forma	(0.28)	(3.18)	(3.40)
Diluted
As reported	0.03	(2.92)	(3.08)
Pro forma	(0.28)	(3.18)	(3.40)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended July 31,
	2004	2003		2002
Volatility	87%	88%		86%
Dividend yield	0%	0%		0%
Risk-free interest rate	4.78%	4.43%		4.75%
Expected life of options	8.83 years	8.31	years	8.65 years

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. No impairment was indicated based upon the evaluation.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the fiscal years ended July 31, 2004 and 2003:

Product Warranty Activity	(in thousands)
	2004	2003
Balance at beginning of period	$1,935	$1,560
Warranty expenditures for current period	(6,933)	(2,377)
Changes in liability related to pre-existing warranties	375	130
Provision for warranty costs in the period	9,017	2,622

Balance at end of period	$4,394	$1,935

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

A reconciliation between basic and diluted earnings per share is as follows:

	Fiscal Year Ended July 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss)	$1,961	$(145,068)	$(149,880)
Basic EPS
Basic common shares	55,927	49,614	48,693
Basic EPS	$0.04	$(2.92)	$(3.08)
Diluted EPS
Basic common shares	55,927	49,614	48,693
Plus: impact of stock options and warrants	2,130	—	—

Diluted common shares	58,057	49,614	48,693
Diluted EPS	$0.03	$(2.92)	$(3.08)

Options to purchase 4,224,203, 4,242,703, and 753,550 shares of common stock were outstanding during the years ended July 31, 2004, 2003, and 2002, respectively, but were not included in the year to date calculation of diluted shares because the effect of including the options would have been anti-dilutive.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash and cash equivalents. Cash and cash equivalents consist primarily of repurchase agreements and commercial paper. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Securities available for sale include corporate and governmental obligations with various contractual maturity dates of less than one year. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities.

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2004
Corporate	$134,216	$133,422
Government	15,385	15,368

	$149,601	$148,790

July 31, 2003
Corporate	$54,889	$53,762
Government	8,527	8,497

	$63,416	$62,259

Gross unrealized gains and losses were not significant in fiscal 2004 and fiscal 2003. The realized profits, losses and interest are included in the investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity.

The following interest income and realized gains and losses from sales of marketable securities is as follows:

	Fiscal Year 2004	Fiscal Year 2003
	(in thousands)
Interest income	$2,534	$2,811
Realized gain from sales of available-for-sale securities	262	409

	$2,796	$3,220

At July 31, 2004, marketable securities of approximately $1.5 million were restricted from withdrawal. These assets served as collateral supporting letters of credit issued to a financial institution for leasing equipment.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, requires that disclosure be made of estimates of the fair value of financial instruments. The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. In accordance with SFAS No. 115, marketable securities classified as available for sale are all debt securities and are recorded at fair value based upon quoted market prices. The fair value of the Company’s notes payable and long-term liabilities is estimated based on

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At July 31, 2004, the carrying value of $321,000 for the current portion of long-term debt approximates fair value.

As of July 31, 2004, the estimated fair value of the Company’s convertible subordinated notes was approximately $147.9 million compared to the carrying value of $150.0 million. The estimated fair value of the convertible subordinated notes is based on the quoted market price of the notes on July 31, 2004.

Concentration of Credit Risk

Revenue from our top four customers accounted for 73%, 71% and 64% of total revenues in fiscal 2004, 2003, and 2002, respectively. Accounts receivable from these customers amounted to approximately $18.2 million and $5.8 million at July 31, 2004 and 2003, respectively. Sales to customers outside the United States were $168.9 million, or 66% of net sales in fiscal 2004, $67.8 million, or 57% of net sales, in fiscal 2003, and $63.5 million, or 52% of net sales, in fiscal 2002.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	As of July 31,
	2004	2003
	(in thousands)
Raw materials	$28,088	$25,175
Work-in-process	11,787	21,787
Finished goods	29,345	19,890

	$69,220	$66,852

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of July 31, 2004 and 2003, our inventory is stated net of inventory reserves of $78.9 million and $93.3 million, respectively. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. During fiscal year 2004, the Company utilized $14.4 million of reserves related to the disposal of previously reserved items.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Expense

Certain amounts in the prepaid expense balance relate to inventory capacity purchases and payments for projects not completed. The amount of prepaid expense that relates to cash deposits with suppliers against inventory commitments totaled $2.0 million as of July 31, 2004 and $3.0 million as of July 31, 2003. The inventory related to the July 31, 2004 deposits will be delivered to the Company during fiscal 2005. There are no other cash commitments to prepay inventory purchases as of July 31, 2004. There were no prepayments outstanding for engineering projects not completed as of July 31, 2004.

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

	As of July 31,		Depreciable Life in Years
	2004	2003
	(in thousands)
Machinery, equipment and internal manufactured systems	$161,922	$155,301	3-7
Office furniture and equipment	7,634	7,797	3-7
Leasehold improvements	11,876	13,212	10 or term of lease

	181,432	176,310
Accumulated depreciation and amortization	(110,103)	(102,867)

	$71,329	$73,443

At July 31, 2004 and 2003, included in machinery and equipment is equipment acquired under capital leases of $5.7 million and $5.1 million, respectively. Accumulated depreciation related to those assets was $1.3 million and $0.6 million at July 31, 2004 and 2003, respectively.

Goodwill and Other Intangibles

The Company has adopted the provisions of Statement No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Intangible assets are recorded at historical cost. Intangible assets acquired in an acquisition, including purchased research and development, are recorded under the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition. Management uses a discounted cash flow analysis which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. If the carrying value of the asset is in excess of the present value of the expected future cash flows, the carrying value is written down to fair value in the period identified.

Goodwill totaling $13.7 million and $12.0 million at July 31, 2004 and July 31, 2003, respectively, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

StepTech, Inc. (“StepTech”) on June 10, 2003. The change in goodwill during fiscal 2004 was due to finalizing the purchase accounting for the StepTech acquisition and the payment to certain of the StepTech stockholders of contingent purchase price based on the achievement of certain milestones.

Other intangible assets consisted of core technology and amounted to the following at July 31, 2004 and July 31, 2003:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
July 31, 2004	$2,800	$700	$2,100	4 years
July 31, 2003	$2,800	$—	$2,800	4 years

Amortization expense for the years ended July 31, 2004 and 2003 was $700,000 and $0, respectively. The estimated aggregate amortization expense for each of the three succeeding years is $700,000.

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

Deferred Gain on Leased Equipment

The Company has entered into certain equipment sale/leaseback transactions to finance the cost of new test equipment. The cash proceeds from these leases were based on the fair market value of the equipment and these leases qualify as operating leases in accordance with SFAS No. 13. Cash proceeds received in excess of the cost of the equipment are recorded as deferred gain in accordance with SFAS Nos. 13 and 28 and amortized over the life of the lease.

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB 104, “Revenue Recognition”, which codifies, revises and rescinds certain sections of SAB 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounts and audit guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretations No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment or risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original Interpretation or the Revised

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interpretations. However, the Revised Interpretations must be applied no later than the end of the third quarter of fiscal year 2004. There has been no impact on the Company’s financial statements from the adoption of FIN 46.

3.    BUSINESS COMBINATIONS

In October 2000, the Company made an equity investment by acquiring 19% of the outstanding common stock of StepTech, Inc. The Company also entered into a development agreement at that time that provided LTX with test technology to broaden the reach of Fusion’s single platform, scalable architecture into the high volume, commodity semiconductor market. StepTech was a privately held company that specialized in the design and manufacture of cost effective test instrument solutions and software encompassing key growth areas such as wireless and mixed signal semiconductor testing.

On June 10, 2003, the Company acquired the remaining 81% of the outstanding shares of StepTech for a net cash outlay of $6.5 million and 2,283,750 shares of LTX common stock of which 288,125 shares are contingent upon certain milestones being met. In addition, all outstanding stock options to purchase shares of StepTech stock were automatically converted into options to purchase 263,112 shares of LTX stock. Proforma results have not been presented as the results of StepTech’s operations were not material to the Company’s results of operations prior to the date of acquisition.

The purchase price recorded for this acquisition was allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets is allocated to identifiable intangible assets as valued by an independent appraiser using information provided by management.

The allocation of the purchase price is presented below in $ millions:

Working Capital and Equipment	$6.2
Goodwill	$12.0
Core Technology	$2.8
In-Process Research and Development	$16.1
Total Purchase Valuation	$37.1

Of the 2,283,750 shares issued to purchase StepTech, 288,125 shares are contingent upon certain milestones being met. On December 31, 2003, 144,062 of escrow shares were released and the Company recorded $1.1 million of additional goodwill as certain milestones were achieved. The remaining 144,063 contingent shares have not been recorded as of July 31, 2004 in accordance with SFAS No. 141. The contingent shares will be released and recorded as additional goodwill when and if the milestones are achieved, using a stock price established as of the purchase date. The additional goodwill that would be recorded related to the contingent 144,063 shares is approximately $1.1 million.

In determining the valuation of the purchased core technology, the independent appraisal used the income approach to valuation. Core technology will be amortized over its useful life of four years on a straight-line basis.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at July 31, 2004 and July 31, 2003:

	(in thousands)
	2004	2003
Accrued compensation	$7,715	$5,134
Accrued foreign taxes	5,889	5,818
Warranty reserve	4,394	1,935
Ando reserve	1,587	6,769
Other accrued expenses	7,594	6,899

	$27,179	$26,555

5.    NOTES PAYABLE

During the quarter ended October 31, 2003, the Company renegotiated its domestic credit facility with its existing lender. The facility is comprised of a working capital line of $30.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The working capital line is used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions and to support the purchase of fixed assets. The facility imposes certain financial and other covenants. Outstanding borrowings at July 31, 2004 and 2003 were $0 million and $19.5 million, respectively. The interest rate was 4.00% at July 31, 2003. The Company repaid $19.5 million of its outstanding short term working capital loan with a portion of the proceeds received from a February 2004 equity offering.

A second credit facility with another lender was established on April 30, 2001 as a revolving credit line for $30.0 million. This credit line was subsequently reduced to $20.0 million during fiscal 2003. This facility is secured by cash and bears interest (at the Company’s option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. No amounts were outstanding under the facility at July 31, 2004 or 2003. At July 31, 2004, this line supported letters of credit which totaled $1.5 million to a financial institution for leasing equipment.

6.    LONG-TERM DEBT

Long-term debt consists of the following:

	As of July 31,
	(in thousands)
	2004	2003
Convertible subordinated notes	$150,000	$150,000
Lease purchase obligations at various interest rates, net of deferred interest	321	1,326

	150,321	151,326
Less: current portion	(321)	(1,262)

	$150,000	$150,064

On August 8, 2001, the Company received net proceeds of $145.2 million from a private placement of $150 million, 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, the Company may redeem any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, the Company may redeem any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method, which approximates the effective interest method, over the term of the Notes. The stated interest rate is 4.25% and the effective rate is 4.39% due to the amortization of capitalized costs associated with the offering. At July 31, 2004, the Company has reserved 5,165,289 shares of common stock for issuance relating to the Notes.

Lease purchase obligations of $321,000 and $1,326,000 at July 31, 2004 and July 31, 2003, respectively, represent capital leases of equipment.

7.    INCOME TAXES

The components of the provision (benefit) for income taxes consist of the following:

	Year ended July 31,
	2004	2003	2002
	(in thousands)
Currently payable:
Federal	$—	$—	$—
State	—	—	178
Foreign	—	—	(698)

Total current	—	—	(520)

Deferred:
Federal	—	—	30,006
State	—	—	4,237
Foreign	—	—	—

Total deferred	—	—	34,243

Total tax provision	$—	$—	$33,723

Reconciliations of the U.S. federal statutory rate to the Company’s effective tax rate are as follows:

	Year ended July 31,
	2004	2003	2002
U.S. Federal statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of Federal income tax effect	—	—	(1.3)
Change in valuation allowance/utilization of net operating loss carryforwards	(35.0)	35.0	67.9
Tax credits	—	—	(2.4)
Extraterritorial income exclusion	—	—	(0.2)

Effective tax rate	0.0%	0.0%	29.0%

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The temporary differences and carryforwards that created the deferred tax assets and (liabilities) as of July 31, 2004, and 2003 are as follows:

	As of July 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$94,250	$93,870
Tax credits	30,917	19,423
Inventory valuation reserves	31,550	37,317
Deferred revenue	2,741	4,140
Other	9,212	9,289

Total deferred tax assets, net	168,670	164,039

Valuation allowance	(168,670)	(164,039)

Net deferred tax assets	$—	$—

Compliance with SFAS No. 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be recognized in future periods. Because of the cumulative loss position of the Company at July 31, 2002 and the uncertainty of the timing of profitability in future periods, the Company increased its valuation allowance to 100% of net deferred tax assets in the fourth quarter of fiscal 2002. At July 31, 2004, the Company continues to maintain a full valuation allowance against its deferred tax assets.

As of July 31, 2004, the Company had federal net operating loss carryforwards of $269,285,000, which expire in 2019 to 2024, and tax credit carryforwards of $22,423,000 which expire from 2005 to 2024. State tax credits and carryforwards of $8,494,000 at July 31, 2004 expire from 2005 to 2019.

8.    STOCKHOLDERS’ EQUITY

Treasury Shares

Effective July 1, 2004, companies incorporated in Massachusetts became subject to Chapter 156D of the Massachusetts Business Corporation Act. Chapter 156D eliminates the requirement for treasury shares and provides that shares reacquired by a company are to be treated as authorized but unissued shares of common stock. As a result of this change, the Company has reclassified, for the balance sheets presented, shares previously classified as treasury shares as authorized, but unissued shares of common stock. At July 1, 2004, the Company had approximately 2.6 million shares at a cost of approximately $11.8 million classified as treasury stock.

Public Offering

In January 2004, the Company filed a shelf registration statement on Form S-3 to register up to $250 million of common stock, debt securities and warrants. On February 19, 2004, an offering was closed pursuant to the registration statement relating to the sale of 8,050,000 shares of common stock at $16.50 per share. The offering included 1,050,000 shares sold as a result of the exercise, in full, by the underwriters of their option to purchase additional shares of common stock. Gross proceeds from the stock offering totaled approximately $132.8 million. Proceeds to LTX, net of $6.3 million in underwriters’ commissions and discounts and other expenses, totaled approximately $126.5 million.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reserved Unissued Shares

At July 31, 2004, the Company had reserved 991,432 unissued shares of its common stock for possible issuance under stock-based compensation plans. In addition, at July 31, 2004, the Company has reserved 5,165,289 shares of its common stock for issuance relating to the Company’s 4.25% Convertible Subordinated Notes.

9.    EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company has four active stock option plans: the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The STI 2000 Plan, 2001 Plan, 1999 Plan, and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2001 Plan and 1999 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors. Compensation expense relating to shares granted under this plan at less than fair market value has been charged to operations over the applicable vesting period. Options under the plans are exercisable over vesting periods, which typically have been three to four years from the date of grant. The Company has reserved 10,026,749 shares of common stock for issuance upon exercise of options under stock option plans. At July 31, 2004, 470,900 shares were subject to future grant under the 2001 Plan, 505,975 shares were subject to future grant under the 1999 Plan and 14,557 shares were subject to future grant under the U.K. Plan.

Stock Option Activity

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	8,170,946	$10.36	6,557,742	$12.00	5,708,135	$11.01
Granted	1,722,750	13.51	1,865,667	6.11	2,012,750	12.63
Exercised	(797,482)	5.10	(153,474)	2.10	(626,088)	5.56
Forfeited	(60,897)	9.51	(98,989)	13.51	(537,055)	14.12

Options outstanding, end of year	9,035,317	11.43	8,170,946	10.37	6,557,742	12.00

Options exercisable	4,604,552	11.81	3,892,491	10.71	2,670,353	9.21

Options available for grant	991,432		2,663,104		1,748,032

Weighted average fair value of options granted during year		$11.70		$4.61		$10.54

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2004, the status of the Company’s outstanding and exercisable options is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
0.00—4.63	609,854	4.3	$2.81	531,553	$2.73
4.64—9.25	2,665,635	7.1	$7.03	1,231,135	$7.84
9.26—13.88	4,260,300	7.4	$12.75	1,782,236	$12.44
13.89—18.50	1,046,578	6.2	$15.38	717,703	$15.55
18.51—23.13	277,500	6.6	$21.17	184,975	$21.18
23.14—27.75	34,500	7.3	$26.20	18,000	$26.13
27.76—32.38	10,500	5.2	$28.34	8,500	$28.34
32.39—37.00	33,250	4.6	$33.63	33,250	$33.63
37.01—41.63	37,500	5.6	$37.75	37,500	$37.75
41.64—46.25	59,700	1.8	$46.25	59,700	$46.25

	9,035,317	6.9	$11.43	4,604,552	$11.81

Employees’ Stock Purchase Plan

The Company instituted an employee stock purchase plan in 1993 (“1993 ESPP”). Under the 1993 ESPP, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the lower of the fair market value of LTX’s common stock on the first business day or the last business day of a six-month offering period. The 1993 ESPP limits the number of shares that can be issued over the term of the plan to 3,000,000 shares. In December 2003, the 1993 ESPP expired and at the annual meeting on December 10, 2003 the shareholders approved a new employee stock purchase plan (“2004 ESPP”). The 2004 ESPP provides the same provisions as the 1993 ESPP and allows for the issuance of 1,200,000 shares of common stock to eligible employees. In fiscal years 2004, 2003 and 2002, shares issued under these employee stock purchase plans were 277,821, 299,737 and 203,048, respectively. At July 31, 2004, 1,050,140 shares were available for future issuance under the 2004 ESPP.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed semi-annually to all employees. Under the Profit Sharing Bonus Plan, the Company distributed to all eligible employees approximately $1,352,000, $0, and $0, for fiscal years 2004, 2003, and 2002, respectively.

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

10.    INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal years 2004, 2003 and 2002, Texas Instruments accounted for 58%, 58%, 45% of net sales, respectively. In fiscal year 2002, Vitesse Semiconductor Corporation accounted for 11%, of net sales. Sales to the top ten customers were 88%, 83% and 86%, of net sales in fiscal 2004, 2003, and 2002, respectively.

The Company’s operations by geographic segment for the three years ended July 31, 2004 are summarized as follows:

	Year ended July 31,
	2004	2003	2002
	(in thousands)
Sales to unaffiliated customers:
United States	$86,907	$51,614	$57,757
Taiwan	17,832	9,900	7,066
Japan	6,380	3,685	11,519
Singapore	115,698	37,897	30,560
All other countries	28,984	16,353	14,371

Total sales to unaffiliated customers	$255,801	$119,449	$121,273

Long-lived assets (property and equipment):
United States	$62,685	$52,800	$52,658
Taiwan	1,502	3,247	3,954
Japan	19	20	41
Singapore	4,410	10,645	12,540
All other countries	2,713	6,731	6,978

Total long-lived assets	$71,329	$73,443	$76,171

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

11.    COMMITMENTS AND LEGAL MATTERS

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment that expire at various dates through 2010. Minimum lease payments under noncancelable leases at July 31, 2004, are as follows:

Year ended July 31,	Real Estate	Equipment	Total Operating Leases	Total Capital Leases
	(in thousands)
2005	$4,606	$5,774	$10,380	$334
2006	4,293	5,068	9,361	0
2007	4,178	2,471	6,649	—
2008	2,579	561	3,140	—
2009	2,026	5	2,031	—
Thereafter	307	0	307	—

Total minimum lease payments	$17,989	$13,879	$31,868	334

Less: amount representing interest				13

Present value of total capital leases				$321

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense for fiscal 2004, 2003, and 2002 was $14,084,063, $15,412,970, and $15,468,871, respectively.

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

In fiscal 2002, the Company and Ando entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings pending with the American Arbitration Association in San Jose, California. Under the terms of this agreement, Ando has forgiven certain loan and other debt obligations totaling approximately $7 million and has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. Except for these continuing obligations, the obligations of the parties under the Fusion Agreement and other related agreements have been terminated. In connection with the termination of obligations of the parties under the Fusion Agreement, Ando has also forgiven contractual obligations totaling $1.7 million. At the end of the transition period, the Company will continue to supply and support former Ando customers in Japan. An accrual of $7.9 million was recorded for anticipated expenses associated with this transition period. The Company has incurred a total of $6.3 million of expenditures, leaving an accrual balance of $1.6 million as of July 31, 2004. The Ando liability is included in Other Accrued Liabilities.

12.    REORGANIZATION CHARGES AND INVENTORY PROVISIONS

In calendar 2001, the Company was faced with a sudden drop in demand as a result of the beginning phases of an industry-wide slowdown, which has continued through and into our fiscal year 2004. In fiscal 2002, the Company recorded a $42.2 million excess inventory related provision, principally due to the sharp decline in semiconductor test system orders and overall industry wide conditions.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventory reserves establish a new cost basis for inventory and such reserves are not reversed until the related inventory is sold or otherwise disposed of. During fiscal 2004 and fiscal 2003, the Company disposed of $14.4 million and $11.1 million respectively, against inventory reserves established in fiscal years 2003 and 2002. There was no impact on reported profit margins in either period. The Company reviews and disposes of excess inventory on an ongoing basis, as appropriate. Certain excess inventory that has been reserved is being held for potential future use which is dependent on overall market conditions and product demand. There have been no significant sales of reserved inventory in 2004 and 2003.

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

In July 2003, the Company further reduced headcount by 7 employees and recorded a $0.3 million reorganization severance charge and an $0.8 million asset impairment charge for certain manufacturing related leasehold improvements in our Westwood facility. These assets were deemed to be impaired as a result of outsourcing the remaining elements of the Company’s final test and integration process to a third party. During the second quarter of fiscal 2004, we completed the reorganization program that we had initiated in July 2003.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    QUARTERLY RESULTS OF OPERATIONS (unaudited)

	Year Ended July 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$46,619	$58,415	$70,333	$80,434
Gross profit	14,096	23,088	29,228	34,717
Net income (loss)	(9,806)	(1,435)	4,306	8,896
Net income (loss) per share:
Basic	$(0.19)	$(0.03)	$0.07	$0.15
Diluted	$(0.19)	$(0.03)	$0.07	$0.14

	Year Ended July 31, 2003
	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter (3)
	(In thousands, except per share data)
Net sales	$30,007	$27,011	$28,777	$33,654
Gross profit	5,304	4,648	5,296	(41,650)
Net income (loss)	(22,684)	(22,877)	(17,976)	(81,531)
Net income (loss) per share:
Basic	$(0.46)	$(0.46)	$(0.36)	$(1.61)
Diluted	$(0.46)	$(0.46)	$(0.36)	$(1.61)

(1)	Includes reorganization costs of $2.0 million.
(2)	Includes reorganization costs of $3.6 million.
(3)	Includes reorganization costs of $1.1 million and an inventory charge of $48.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LTX Corporation:

We have audited the accompanying consolidated balance sheets of LTX Corporation as of July 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended July 31, 2004, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTX Corporation at July 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Boston, Massachusetts

August 25, 2004

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the evaluation by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (1) were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this annual report was being prepared and (2) were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including information regarding its consolidated subsidiaries, is recorded, processed, summarized and reported within the time periods specified by the SEC.

Changes in Internal Controls

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Items 10-14.	Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Principal Accountant Fees and Services

Information required under these Items is included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 8, 2004, under the headings “Certain Stockholders,” “Election of Directors,” “Compensation of Executives and Officers,” “Compensation Plans,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Concerning Auditors,” which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year, July 31, 2004.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(A)    1.  Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2004, are included in Item 8, herein.

Report of Ernst & Young LLP Independent Registered Public Accounting Firm

Consolidated Balance Sheets—July 31, 2004 and 2003

Consolidated Statements of Operations and Comprehensive Income for the years ended July 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended July 31, 2004, 2003 and 2002

Notes to the Consolidated Financial Statements

(A)    2.  Financial Statement Schedules

Consolidated financial statement Schedule II for the Company is included in Item 15(c). All other schedules for which provision is made in the applicable security regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(A)    3.  Exhibits

Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company’s Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company’s Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company’s Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company’s Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company’s Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company’s Registration No. 333-106163 on Form S-8 filed June 16, 2003 (the “2003 S-8”); to the Company’s Registration No. 333-11814 on Form S-8 filed January 9, 2004 (the “2004 S-8”); to the Company’s Form 8A/A filed September 30, 1993 amending the Company’s Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company’s Current Reports on Form 8-K filed May 11, 1989 and April 3, 2002; the Company’s Annual Reports on Form 10-K for one of the years ended July 31, 2003, 2002, 2001, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985, 1984 and 1983; or the Company’s Quarterly Reports on 10-Q for one of the quarters ended October 31, 1997, January 31, 1998, April 30, 1998, January 31, October 31, 1999 and January 31, 2000, April 30, 2001, January 31, 2002, January 31, 2003 and January 31, 2004 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

(A)    Listing of Exhibits

3.1	—Articles of Organization, as amended. (Exhibit 3.1 to the 1995 Registration Statement No. 1)

3.2	—By-laws, as amended. (Exhibit 3(B) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1997)

4.1

—Rights Agreement. (Exhibit I of the Registrant’s Current Report on Form 8-K, filed May 3, 1999), Amendment to Rights Agreement (Exhibit 4.1 to the Current Report on Form 8-K, filed February 14, 2003) and Amendment No. 2 to Rights Agreement (Exhibit 4.1 to the Current Report on Form 8-K, filed January 27, 2004)

4.2	—Indenture dated as of August 8, 2001 between LTX Corporation and State Street Bank & Trust Company as Trustee (Exhibit 4(D) to the 2001 Annual Report on Form 10-K)

4.3

—Registration Rights Agreement dated as of August 8, 2001 among LTX Corporation, Morgan Stanley & Co., Incorporated, Deutsche Banc Alex Brown and Needham & Company, Inc. (Exhibit 4(E) to the 2001 Annual Report on Form 10-K)

10.1+	—1990 Stock Option Plan. (Exhibit 10(B) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.2+	—2004 Employee Stock Purchase Plan. (Exhibit 10(D) to the 2004 S-8)

10.3+	—1983 Non-Qualified Stock Option Plan (Exhibit 10(E) to the 1983 Annual Report on Form 10-K)

10.4	—LTX Corporation 401(k) Adoption Agreement, Retirement Plan and Trust Agreement (Exhibit 10(F) to the 2002 Annual Report of Form 10-K)

10.5

—Lease dated as of February 27, 1985 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(K) to the 1985 Annual Report on Form 10-K) and Seventh Amendment to Lease dated September 25, 2002

10.6

—Lease dated as of November 26, 1980 relating to Company’s facility at 50 Rosemont Road, Westwood, Massachusetts, and Amendment dated as of April 29, 1982, and Third Amendment and Restatement of Lease dated April 29, 1982. (Exhibit 10(M) to the 1993 Annual Report on Form 10-K) and Fourth Amendment to Lease dated as of September 1, 1999 (Exhibit 10(M)(i) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2000)

10.7

—Termination Agreement dated as of December 20, 2001 relating to Company’s facility at 5 Rosemont Avenue, Westwood, Massachusetts (Exhibit 10(M)(ii) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

10.8+	—Summary of Executive Bonus Plan

10.9

—Amended and Restated Loan and Security Agreement dated as of July 24, 2002 and Loan Modification Agreement thereto between LTX Corporation and Silicon Valley Bank (Exhibit 10(U) to the 2002 Annual Report on Form 10-K), Second Loan Modification Agreement dated as of July 23, 2003 between LTX Corporation and Silicon Valley Bank (Exhibit 10(U)(i) to the 2003 Annual Report on Form 10K) and Third Loan Modification Agreement dated as of October 30, 2003 between LTX Corporation and Silicon Valley Bank

10.10+	—Form of Change of Control Agreement entered into with certain executive officers (Exhibit 10(Y) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.11	—1999 Stock Plan (Exhibit 10(CC) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

10.12

—Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of Massachusetts (Exhibit 10(EE) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2001) and Amendment 5 to Credit Agreement

10.13+	—2001 Stock Plan (Exhibit 10(FF) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2003)

10.14+	—Deferred Compensation Plan effective as of December 1, 2001 (Exhibit 10(GG) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

10.15	—STI 2000 Stock Option Plan (Exhibit 4 to the 2003 S-8)

16.1	—Letter dated April 3, 2002 from Arthur Andersen LLP (Exhibit 16 to the Current Report on Form 8-K filed April 3, 2002)

22	—Subsidiaries of Registrant

23.1	—Consent of Ernst & Young LLP

31.1	—Rule 13a-14(a) Certification of Roger W. Blethen, CEO

31.2	—Rule 13a-14(a) Certification of Mark J. Gallenberger, CFO

32	—Section 1350 Certification of CEO and CFO

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.

*	Confidential treatment requested as to certain portions thereof. The confidential portion has been omitted and filed separately with the Commission.

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

Item 15(c)

SCHEDULE II

LTX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2004, 2003 and 2002

(in thousands)

Description	Balance at beginning of period	Charged to expense	Deductions		Balance at end of period
Reserve for sales returns, allowances and doubtful accounts
July 31, 2004	$3,518	$0	$(1,502	) (1)	$2,016
July 31, 2003	$3,579	$230	$(291	) (2)	$3,518
July 31, 2002	$3,659	$1,449	$(1,529	) (2)	$3,579

Reserve for other accounts receivable
July 31, 2004	$0	$0	$0		$0
July 31, 2003	$0	$0	$0		$0
July 31, 2002	$2,500	$3,500	$6,000	(2)	$0

Accrued restructuring charges
July 31, 2004	$424	$0	$(424	) (3)	$0
July 31, 2003	$225	$6,696	$(6,497	) (3)	$424
July 31, 2002	$1,713	$0	$(1,488	) (3)	$225

(1)	Includes $1.5 million of adjustments in the allowance for sales return and doubtful accounts. See Liquidity and Capital Resources, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Represents amounts written off.
(3)	Represents the severance and leases payments related to fiscal 2001 and 2003 reorganization costs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX CORPORATION

By:	/s/ ROGER W. BLETHEN
Roger W. Blethen Chairman of the Board and Chief Executive Officer

October 12, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 12, 2004

/s/ MARK J. GALLENBERGER Mark J. Gallenberger	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 12, 2004

/s/ DANIEL V. WALLACE Daniel V. Wallace	Controller, (Principal Accounting Officer)	October 12, 2004

/s/ MARK S. AIN Mark S. Ain	Director	October 12, 2004

/s/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	October 12, 2004

/s/ RICHARD S. HILL Richard S. Hill	Director	October 12, 2004

/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Director	October 12, 2004

/s/ ROGER J. MAGGS Roger J. Maggs	Director	October 12, 2004

/s/ ROBERT E. MOORE Robert E. Moore	Director	October 12, 2004

/s/ SAMUEL RUBINOVITZ Samuel Rubinovitz	Director	October 12, 2004