Form 10-Q
period 2004-10-31
LTX CORP
filed 2004-12-10
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-10761

LTX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2594045
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Rosemont Road, Westwood, Massachusetts	02090
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2004
Common Stock, par value $0.05 per share	61,167,882

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2004	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,692	$95,112
Marketable securities	146,573	149,601
Accounts receivable, net of allowances	26,009	32,961
Accounts receivable – other	7,449	11,494
Inventories	40,554	69,220
Prepaid expense	7,423	9,828

Total current assets	287,700	368,216
Property and equipment, net	72,760	71,329
Goodwill and other intangible assets	15,588	15,763
Other assets	3,933	4,256

Total assets	$379,981	$459,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$162	$321
Accounts payable	21,017	37,438
Deferred revenues and customer advances	3,087	3,520
Deferred gain on leased equipment	6,298	6,852
Other accrued expenses	26,436	27,179

Total current liabilities	57,000	75,310
Long-term debt, less current portion	150,000	150,000

Stockholders’ equity:
Common stock	3,045	3,045
Additional paid-in capital	555,457	555,447
Unrealized gain (loss) on marketable securities	284	(106)
Accumulated deficit	(385,805)	(324,132)

Total stockholders’ equity	172,981	234,254

Total liabilities and stockholders’ equity	$379,981	$459,564

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2004	2003
Net product sales	$34,743	$37,523
Net service sales	8,290	9,096

Net sales	43,033	46,619
Cost of sales	28,234	32,523
Inventory related provision	47,457	—

Gross profit (loss)	(32,658)	14,096
Engineering and product development expenses	17,640	16,579
Selling, general and administrative expenses	7,879	6,382
Reorganization costs	3,115	—

Loss from operations	(61,292)	(8,865)

Other income (expense):
Interest expense	(1,663)	(1,714)
Investment income	1,282	773

Net loss	$(61,673)	$(9,806)

Net loss per share:
Basic	$(1.01)	$(0.19)
Diluted	$(1.01)	$(0.19)

Weighted-average common shares used in computing net loss per share:
Basic	60,987	51,797
Diluted	60,987	51,797

Comprehensive loss:
Net loss	$(61,673)	$(9,806)
Unrealized gain (loss) on marketable securities	390	(171)

Comprehensive loss	$(61,283)	$(9,977)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,673)	$(9,806)
Add (deduct) non-cash items:
Depreciation and amortization	3,911	4,663
Charge for inventory related provision	47,457	—
Other	(34)	29
(Increase) decrease in:
Accounts receivable	11,102	(4,816)
Inventories	(18,711)	4,181
Prepaid expenses	2,515	(1,083)
Other assets	406	559
Increase (decrease) in:
Accounts payable	(16,490)	1,999
Accrued expenses	(876)	2,232
Deferred revenues and customer advances	(997)	(2,057)

Net cash used in operating activities	(33,390)	(4,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(24,718)	(22,737)
Proceeds from sale of marketable securities	27,747	26,326
Purchases of property and equipment	(4,888)	(3,972)

Net cash used in investing activities	(1,859)	(383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	10	1,140
Payments of short-term notes payable, net	(55)	(4)
Payments of long-term debt	(106)	(25)

Net cash (used in) provided by financing activities	(151)	1,111
Effect of exchange rate changes on cash	(20)	83

Net decrease in cash and cash equivalents	(35,420)	(3,288)
Cash and cash equivalents at beginning of period	95,112	73,167

Cash and cash equivalents at end of period	$59,692	$69,879

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,678	$35

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2004. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2004 are not necessarily indicative of future trends or our results of operations for the entire year.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of income. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three months ended October 31, 2004 and 2003.

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

Accounting for Stock-Based Compensation

The Company, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure” has elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its employee stock option and stock purchase plans. No stock-based employee compensation is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended October 31,
	2004	2003
	(in thousands, except per share data)
Net loss:
As reported	$(61,673)	$(9,806)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,790	12,417

Pro forma	$(70,463)	$(22,223)

Net loss per share:
Basic
As reported	$(1.01)	$(0.19)
Pro forma	$(1.16)	$(0.43)
Diluted
As reported	$(1.01)	$(0.19)
Pro forma	$(1.16)	$(0.43)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended October 31,
	2004	2003
Volatility	88%	88%
Dividend yield	0%	0%
Risk-free interest rate	4.20%	4.33%
Expected life of options	8.68 years	9.11 years

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value.

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the three months ended October 31, 2004 and 2003:

	Three Months Ended October 31,
Product Warranty Activity	2004	2003
	(in thousands)
Balance at beginning of period	$4,394	$1,935
Warranty expenditures for current period	(1,885)	(1,092)
Changes in liability related to pre-existing warranties	(306)	—
Provision for warranty costs in the period	1,543	1,598

Balance at end of period	$3,746	$2,441

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2004	2003
	(in thousands, except per share data)
Net loss	$(61,673)	$(9,806)

Basic EPS
Basic common shares	60,987	51,797
Basic EPS	$(1.01)	$(0.19)

Diluted EPS
Basic common shares	60,987	51,797
Plus: Impact of stock options	—	—

Diluted common shares	60,987	51,797
Diluted EPS	$(1.01)	$(0.19)

At October 31, 2004 and 2003, options to purchase 7,645,711 shares and 4,198,078 shares of common stock, respectively, were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

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

Gross unrealized gains and losses for the three months ended October 31, 2004 and October 31, 2003 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity.

At October 31, 2004, cash balances of approximately $1.5 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	October 31, 2004	July 31, 2004
	(in thousands)
Raw materials	$25,956	$28,088
Work-in-progress	5,281	11,787
Finished goods	9,317	29,345

	$40,554	$69,220

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand of our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. During the quarter ended October 31, 2004, there were no reversals of reserves related to the sale of previously written down items. As of October 31, 2004, our inventory of $40.6 million is stated net of inventory reserves of $129.3 million and consists of second generation Fusion products and engineering materials and less than $5 million of legacy Fusion-HF related spares to support the installed base. Of the $26.0 million comprising the raw materials inventory, $7 million consists of “last time buy” custom components for Fusion HFi and $19 million consists of raw materials for Fusion HFi and CX, which the Company believes will be consumed over the next 12 months. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Property and Equipment

Property and equipment are summarized as follows:

(in thousands)	October 31, 2004	July 31, 2004	Depreciable Life In Years
Machinery, equipment and internal manufactured systems	$164,832	$161,922	3-7
Office furniture and equipment	7,692	7,634	3-7
Leasehold improvements	11,890	11,876	10 or term of lease

	184,414	181,432
Less: Accumulated depreciation and amortization	(111,654)	(110,103)

	$72,760	$71,329

At October 31, 2004 and July 31, 2004, included in machinery and equipment is equipment acquired under capital leases of $3.3 million and $5.7 million respectively. Accumulated amortization related to those assets was $1.4 million and $1.3 million at October 31, 2004 and July 31, 2004, respectively.

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

Goodwill totaling $13.7 million at each of October 31, 2004 and July 31, 2004, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at October 31, 2004 and July 31, 2004:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
October 31, 2004	$2,800	$875	$1,925	4 years
July 31, 2004	$2,800	$700	$2,100	4 years

Amortization expense for each of the three months ended October 31, 2004 and 2003 was $175,000. The estimated aggregate amortization expense for the remainder of fiscal 2005 is $525,000 and for each of the two succeeding fiscal years is $700,000.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales for the three months ended October 31, 2004 and 2003, along with the long-lived assets at October 31, 2004 and July 31, 2004, are summarized as follows:

	Three Months Ended October 31,
	2004	2003
	(in thousands)
Net Sales:
United States	$9,478	$8,540
Singapore	21,842	29,776
Taiwan	3,319	1,143
Japan	2,737	3,910
All other countries	5,657	3,250

Total Net Sales	$43,033	$46,619

	October 31, 2004	July 31 2004
	(in thousands)
Long-lived Assets:
United States	$64,436	$62,685
Singapore	4,129	4,410
Taiwan	1,654	1,502
Japan	18	19
All other countries	2,523	2,713

Total Net Sales	$72,760	$71,329

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

For the quarter ended October 31, 2004, the Company recorded a reorganization charge of approximately $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 million related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million non-cash reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net of any rental income. As previously disclosed in a current report on Form 8-K filed on September 20, 2004, the workforce reduction undertaken during the quarter eliminated 74 positions, or approximately 11% of the Company’s worldwide workforce and as a result the Company will realize an annual savings in operating expenses of approximately $8.0 million, which will be offset by approximately $2 million as a result of the removal of the salary and wage freeze imposed since 2001. The net effect of the cost reduction actions and the removal of the salary and wage freeze is an annual savings of approximately $6.0 million in operating expenses. During the first quarter of fiscal 2005, the Company’s cash expenditures related to the charges were approximately $0.7 million. At October 31, 2004, the remaining reserve was approximately $2.4 million, which consisted of $0.8 million for severance and $1.6 million for the consolidation of the Company’s facilities in the United Kingdom. The remaining severance costs from the workforce reduction will be paid during fiscal year 2005.

The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. The longer the duration of the depressed industry conditions, the greater the chance for impairment of our current products due to market and product transitions. See Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 under the heading “Inventories” for further discussion of the Company’s reserve policy. During the quarter ended October 31, 2004, the Company recorded a $47.5 million excess and obsolete inventory provision. Of the $47.5 million reserve charged in the quarter, approximately 90% was related to first generation Fusion and consisted of raw materials, work-in-process and finished goods. The remaining 10% was related to excess second generation Fusion products and was made to more accurately reflect the Company’s assessment of current product demand.

Inventory reserves establish a new cost basis for inventory and such reserves are not reversed until the related inventory is sold or otherwise disposed of. As of October 31, 2004, our inventory of $40.6 million is net of inventory reserves of $129.3million and consists of second generation Fusion products and engineering materials, and less than $5 million of legacy Fusion HF related spares to support the installed base.

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2004 or July 31, 2004.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2004 or July 31, 2004.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at October 31, 2004, are as follows:

Year ended July 31,	(in thousands) Amount
2005	$7,793
2006	9,560
2007	6,609
2008	3,121
2009	2,033
Thereafter	307

Total minimum lease payments	$29,423

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

The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during the fiscal year. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005. We believe we are in another industry-wide slowdown. The Company’s results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of this slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during slowdowns. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of the most advanced semiconductor devices in a cost-efficient manner. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004. For the three months ended October 31, 2004, there have been no changes to these critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended October 31,
	2004	2003
Net Sales	100.0%	100.0%
Cost of Sales	65.6	69.8
Inventory related provision	110.3	—

Gross profit (loss)	(75.9)	30.2
Engineering and product development expenses	41.0	35.5
Selling, general and administrative expenses	18.3	13.7
Reorganization costs	7.2	—

Loss from operations	(142.4)	(19.0)

Other income (expense):
Interest expense	(3.9)	(3.7)
Investment income	3.0	1.7

Net loss	(143.3)%	(21.0)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three Months Ended October 31, 2004 Compared to the Three Months Ended October 31, 2003.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended October 31, 2004 decreased 7.7% to $43.0 million as compared to $46.6 million in the same quarter of the prior year. Net sales also decreased quarter over quarter, decreasing by 46.5% or $37.4 million, from the fourth quarter of fiscal year 2004. The decrease in net sales is primarily a result of sluggish demand for semiconductors resulting in reduced demand for semiconductor test equipment. Our sales orders began to decline in the fourth quarter of fiscal year 2004 and have continued to remain at low levels in the first quarter of fiscal year 2005. Service revenue accounted for $8.3 million, or 19.3% of net sales, and $9.1 million, or 19.5% of net sales, for the three months ended October 31, 2004 and 2003, respectively. Geographically, sales to customers outside of the United States were 78.0% and 81.7% of net sales for the three months ended October 31, 2004 and October 31, 2003, respectively.

Gross Profit Margin; Inventory Related Provision. The gross profit margin was 34.4% of net sales in the three months ended October 31, 2004 (excluding the $47.5 million inventory related provision), as compared to 30.2% of net sales in the same quarter of the prior year. The increase in gross profit margin is primarily a result of changes in product mix as the Company transitions to its second generation products, which have higher profit margins.

The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. The longer the duration of the depressed industry conditions, the greater the chance for impairment of our current products due to market and product transitions. See Note 2 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 under the heading “Inventories” for further discussion of the Company’s reserve policy. The impact to the Company of any industry slowdown is exacerbated by the fact that the semiconductor industry is highly concentrated, and a small number of device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment, including the Company’s equipment. Sales to our ten largest customers accounted for 89.2% of revenues for the three months ended October 31, 2004 and 92.7% for the three months ended October 31, 2003, and, therefore, reduced sales from any one of our customers could have a significant affect on our sales. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. As a result of the shorter than expected upturn in business conditions in fiscal 2004, and the completion of the Company’s transition to its second generation Fusion, we deemed it appropriate to make an adjustment to our inventory and recorded a $47.5 million excess and obsolete inventory provision. Of the $47.5 million reserve, approximately 90% was related to first generation Fusion and consisted of raw materials, work-in-process and finished goods. The remaining 10% was related to excess second generation Fusion products and was made to more accurately reflect the Company’s assessment of current product demand.

Inventory reserves establish a new cost basis for inventory and such reserves are not reversed until the related inventory is sold or otherwise disposed of. As of October 31, 2004, our inventory of $40.6 million is net of inventory reserves of $129.3million and consists of second generation Fusion products and engineering materials, and less than $5 million of legacy Fusion HF related spares to support the installed base.

Engineering and Product Development Expenses. Engineering and product development expenses were $17.6 million, or 41.0% of net sales, in the three months ended October 31, 2004, as compared to $16.6 million, or 35.5% of net sales, in the same quarter of the prior year. The $1.0 million increase in engineering and product development expenses for the three months ended October 31, 2004 as compared to October 31, 2003 is principally a result of an increase in non-recurring engineering charges to support new applications related to new product sale initiatives. Consistent with the Company’s strategy of extending our technological lead in single platform testing during an industry downturn, we continue to maintain a significant investment in product development expenses to support new product features and emerging applications.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.9 million, or 18.3% of net sales, in the three months ended October 31, 2004, as compared to $6.4 million, or 13.7% of net sales, in the same quarter of the prior year, an increase of $1.5 million, or a 4.6% increase in the expense as a percentage of net sales. The increase in selling, general and administrative expenses for the three months ended October 31, 2004 was a result of an increase of 11 employees in our sales and marketing staff to support new products and marketing programs, higher commission expense due to product mix incentives and increased travel expenses to support new account wins.

Reorganization Costs. For the quarter ended October 31, 2004, the Company recorded a reorganization charge of approximately $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million non-cash reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net any rental income. As previously disclosed in a current report on Form 8-K filed on September 20, 2004, the workforce reduction undertaken during the quarter eliminated 74 positions, or approximately 11% of the Company’s worldwide workforce. As a result of these actions, the Company will realize an annual savings in operating expenses of approximately $8.0 million, which will be offset by approximately

$2 million as a result of the removal of the salary and wage freeze imposed since 2001. The net effect of the cost reduction actions and the removal of the salary and wage freeze is an annual savings of approximately $6.0 million in operating expenses. During the first quarter of fiscal 2005, the Company’s cash expenditures related to the charges were approximately $0.7 million. At October 31, 2004, the remaining reserve was approximately $2.4 million, which consisted of $0.8 million for severance and $1.6 million for the consolidation of the Company’s facilities in the United Kingdom. The remaining severance costs from the workforce reduction will be paid during fiscal year 2005.

Interest Expense. Interest expense was $1.7 million for each of the three months ended October 31, 2004 and October 31, 2003. Approximately $1.6 million of accrued expense for each of the three months ended October 31, 2004 and October 31, 2003 is the accrued interest expense for the 4.25% convertible subordinated notes.

Investment Income. Investment income was $1.3 million for the three months ended October 31, 2004, as compared to $0.8 million for the three months ended October 31, 2003. Investment income was higher in the three months ended October 31, 2004 than the same period of the prior year as a result of higher average cash and cash equivalents and marketable securities balances and improving interest rates.

Income Tax. For the three months ended October 31, 2004, the Company recorded no income tax benefit due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at October 31, 2004 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets. The Company recorded a $24.7 million tax benefit for the quarter ended October 31, 2004.

Net Loss. Net loss was $61.7 million, or $1.01 per diluted share, in the three months ended October 31, 2004, as compared to a net loss of $9.8 million, or $0.19 per diluted share, in the same quarter of the prior year.

Liquidity and Capital Resources

At October 31, 2004, the Company had $206.3 million in cash and cash equivalents and marketable securities and working capital of $230.7 million, as compared to $244.7 million of cash and cash equivalents and marketable securities and $292.9 million of working capital at July 31, 2004. The decrease in the cash and cash equivalents and marketable securities was due primarily to cash used in operations of $33.4 million and cash used in capital purchases of $4.9 million. Cash used in operations consisted of a $26.2 million increase in working capital related to purchases of materials to support a higher level of sales and a $7.2 million loss before depreciation, excluding the inventory related provision and reorganization charge.

Accounts receivable from trade customers was $26.0 million at October 31, 2004, as compared to $33.0 million at July 31, 2004. The principal reason for the $7.0 million decrease in accounts receivable is a result of decreased sales. The allowance for sales returns and doubtful accounts was $2.0 million, or 7.2% of gross trade accounts receivable, at October 31, 2004 and $2.0 million, or 5.8% of gross trade accounts receivable at July 31, 2004. Accounts receivable from other sources decreased $4.0 million to $7.5 million at October 31, 2004, as compared to $11.5 million at July 31, 2004. The decrease was attributed to the decrease in the sale of component inventory at cost to our outsource suppliers.

Net inventories decreased by $28.6 million to $40.6 million at October 31, 2004 as compared to $69.2 million at July 31, 2004. The decrease was primarily the result of an inventory related provision of $47.5 million recorded in our first quarter ended October 31, 2004. Offsetting the charge of $47.5 million to the excess reserve was an increase in inventories to support Fusion HFi and CX of $18.9 million. Of the $18.9 million, $1.8 million consisted of deposits previously made to suppliers of critical components to ensure delivery and $17.1 million consisted of new inventory purchases. The $18.9 million increase in inventory was a result of the sudden and substantial drop in revenue in the first quarter of fiscal 2005 compared to revenue in the fourth quarter of fiscal year 2004, which created an excess of Fusion HFi and Fusion CX inventories. The Company expects to consume this inventory within the next 12 months.

Prepaid expense decreased by $2.4 million to $7.4 million at October 31, 2004 as compared to $9.8 million at July 31, 2004. The decrease was attributed to the receipt of inventory against prepayments and amortization of prepaid insurance premiums and maintenance contract prepayments, which amounted to $0.5 million. Inventory related deposits were $0.2 million at October 31, 2004 and $2.0 million at July 31, 2004.

Capital expenditures totaled $4.9 million for the three months ended October 31, 2004, as compared to $4.0 million for the three months ended October 31, 2003. The principal reason for the $0.9 million increase in expenditures is attributed to the purchase of additional capital equipment to support increased applications development, and increased levels of spare parts to support our two new products, Fusion HFi and Fusion CX.

During the quarter ended October 31, 2003, we renegotiated our domestic credit facility with our existing lender. The facility is comprised of a working capital line of $30.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The working capital line is used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions and to support the purchase of fixed assets. The facility imposes certain financial and other covenants. This credit facility expired on November 15, 2004. The Company has a second credit facility with another lender for a revolving credit line of $20.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. This facility expires on July 23, 2005. No amounts were outstanding under these credit facilities at October 31, 2004.

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

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% convertible subordinated notes due in 2006. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The outstanding principal of the notes was $150.0 million as of October 31, 2004.

The aggregate outstanding amount of the contractual obligations is $192.3 million as of October 31, 2004. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at October 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2005	2006 –2007	2008 –2009	Thereafter
Convertible Subordinated Notes	$162,750	$6,375	$156,375	$—	$—
Operating Leases	29,423	7,793	16,169	5,154	307
Capital Leases	169	169	—	—	—

Total Contractual Obligations	$192,342	$14,337	$172,544	$5,154	$307

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our recent operating results have been negatively impacted by an industry-wide slowdown in the semiconductor industry which began to impact us in the latter half of the fourth quarter of fiscal 2004. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 58% of our net sales in fiscal 2004 and for 58% of our net sales in fiscal 2003. Sales to our ten largest customers accounted for 89.2% of revenues for the three months ended October 31, 2004 and 92.7% in the same three months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt.

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

We rely on subcontractors to manufacture Fusion and many of the components and subassemblies for our products, and we rely on sole source suppliers for certain components. We may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including a result of a change in control of, or deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is a lengthy process. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufactured deliver of our products, which could cause us to lose revenues and customers.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 78% of our revenues for the three months ended October 31, 2004 and 82% of our revenue for the three months ended October 31, 2003. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our competitors in the market for semiconductor test equipment include Agilent Technologies, Credence Systems, and Teradyne. These major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our stock price is volatile.

In the twelve-month period ending on October 31, 2004, our stock price ranged from a low of $4.99 to a high of $19.83. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. In particular, our 4.25% convertible notes mature in August 2006. Our line of credit and credit facility mature on an annual basis and will expire in November 2004 and July 2005, respectively, if not renewed by us and the issuing bank. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment of our 4.25% convertible notes, or certain or our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our 4.25% convertible notes if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we may not have sufficient funds or be able to arrange for financing to pay the principal amount of our 4.25% convertible notes at their maturity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s Market Risk exposure since the filing of the 2004 Annual Report on Form 10-K.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on December 8, 2004.

(b)	Stockholders elected Messrs. Mark S. Ain and Samuel Rubinovitz as Class III Directors to serve additional terms of three years. Messrs. Richard S. Hill, Stephen M. Jennings and Robert E. Moore continued to serve as Class I Directors, with their terms of office expiring at the 2005 Annual Meeting of Stockholders. Messrs. Roger W. Blethen, Robert J. Boehlke and Roger J. Maggs continued to serve as Class II Directors, with their terms of office expiring at the 2006 Annual Meeting of Stockholders.

(c)	Matters voted upon and the results of the voting were are follows:

i.	Stockholders voted 49,372,190 shares FOR and 6,381,544 shares WITHHELD from the election of Mark S. Ain as a Class III Director. Stockholders voted 51,670,948 shares FOR and 4,082,786 shares WITHHELD from the election of Samuel Rubinovitz as a Class III Director.

ii.	Stockholders voted 24,680,283 shares FOR, 14,907,793 AGAINST and 104,643 shares ABSTAINED regarding the vote to approve the LTX Corporation 2004 Stock Plan.

Item 5. Other Information

(a)	The 2004 Stock Plan was approved by the stockholders of the Company on December 8, 2004. A description of the 2004 Stock Plan, along with a copy thereof, was included in the Company’s Proxy Statement dated November 5, 2004 furnished in connection with the Annual Meeting of Stockholders held on December 8, 2004 (the “Proxy Statement”). A copy of the 2004 Stock Plan is attached hereto as Exhibit 10.15 and is incorporated herein by reference. The form of Nonstatutory Stock Option Agreement for Non-Employee Directors is attached hereto as Exhibit 10.16 and the form of Incentive Stock Option Agreement for Executives is attached hereto as Exhibit 10.17; both are incorporated herein by reference.

(b)	At a meeting on December 8, 2004, the Board of Directors, based on the recommendation of the Corporate Governance and Nominating Committee, appointed the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee, as well as each such committees’ members for the year. The Board also set the annual compensation for non-employee directors of the Board (as set forth below) and granted an option for 20,000 shares of Company common stock at a fair market exercise price to Roger Maggs in consideration of his continuing service as a director.

Non-employee Director Annual Compensation:

•	A $20,000 annual retainer;

•	a fee of $3,000 for each directors meeting attended;

•	a fee of $1,000 for each committee meeting attended (or, if chairman of the Audit or the Compensation Committee, $3,000 and $2,000 respectively);

•	a grant of an option to purchase 9,500 shares of Company common stock in each year served as a member of the Board;

•	a grant of an option to purchase 1,500 shares of Company common stock in each year served as a member of a committee of the Board (or 3,000 in each year served as a chairman);

•	reimbursement of travel expenses for attending meetings.

Item 6. Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 10.15+ 2004 Stock Plan

(ii)	Exhibit 10.16 Form of Nonstatutory Stock Option Agreement for Non-Employee Directors

(iii)	Exhibit 10.17 Form of Incentive Stock Option Agreement for Executives

(iv)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(v)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On September 20, 2004, the Company furnished a current report on Form 8-K under Item 2 (Costs Associated with Exit or Disposal Activities) describing its reorganization actions for the fiscal quarter ended October 31, 2004.

(ii)	On August 26, 2004, the Company furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended July 31, 2004, which press release included its consolidated financial statements for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: December 9, 2004	By:	/s/ Mark J. Gallenberger
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)