Form 10-Q
period 2005-01-31
LTX CORP
filed 2005-03-14
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2005
Common Stock, par value $0.05 per share	61,360,405

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2005	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,472	$95,112
Marketable securities	147,874	149,601
Accounts receivable, net of allowances	18,498	32,961
Accounts receivable – other	3,171	11,494
Inventories	41,363	69,220
Prepaid expense	6,678	9,828

Total current assets	266,056	368,216
Property and equipment, net	69,858	71,329
Goodwill and other intangible assets	15,413	15,763
Other assets	3,779	4,256

Total assets	$355,106	$459,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$109	$321
Accounts payable	17,048	37,438
Deferred revenues and customer advances	3,127	3,520
Deferred gain on leased equipment	5,745	6,852
Other accrued expenses	25,434	27,179

Total current liabilities	51,463	75,310
Long-term debt, less current portion	150,000	150,000

Stockholders’ equity:
Common stock	3,060	3,045
Additional paid-in capital	556,325	555,447
Unrealized gain (loss) on marketable securities	(754)	(106)
Accumulated deficit	(404,988)	(324,132)

Total stockholders’ equity	153,643	234,254

Total liabilities and stockholders’ equity	$355,106	$459,564

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net product sales	$18,559	$48,876	$53,302	$86,399
Net service sales	8,477	9,539	16,767	18,635

Net sales	27,036	58,415	70,069	105,034
Cost of sales	19,883	35,327	48,117	67,850
Inventory related provision	—	—	47,457	—

Gross profit	7,153	23,088	(25,505)	37,184
Engineering and product development expenses	17,894	16,487	35,534	33,066
Selling, general and administrative expenses	8,052	6,841	15,931	13,223
Reorganization costs	—	—	3,115	—

Loss from operations	(18,793)	(240)	(80,085)	(9,105)

Other income (expense):
Interest expense	(1,708)	(1,714)	(3,371)	(3,428)
Investment income	1,318	519	2,600	1,292

Net loss	$(19,183)	$(1,435)	$(80,856)	$(11,241)

Net loss per share:
Basic	$(0.31)	$(0.03)	$(1.32)	$(0.22)
Diluted	$(0.31)	$(0.03)	$(1.32)	$(0.22)

Weighted-average common shares used in computing net loss per share:
Basic	61,040	52,069	61,029	51,936
Diluted	61,040	52,069	61,029	51,936

Comprehensive loss:
Net loss	$(19,183)	$(1,435)	$(80,856)	$(11,241)
Unrealized gain (loss) on marketable securities	$(1,038)	(1)	(648)	(172)

Comprehensive loss	$(20,221)	$(1,436)	$(81,504)	$(11,413)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,856)	$(11,241)
Add (deduct) non-cash items:
Depreciation and amortization	9,333	9,128
Charge for inventory related provision	47,457	—
Other	(3)	75
(Increase) decrease in:
Accounts receivable	23,013	(14,652)
Inventories	(19,470)	6,529
Prepaid expenses	3,318	731
Other assets	(462)	(632)
Increase (decrease) in:
Accounts payable	(20,502)	9,367
Accrued expenses	(1,927)	2,757
Deferred revenues and customer advances	(1,514)	(611)

Net cash (used in) provided by operating activities	(41,613)	1,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(44,487)	(47,062)
Proceeds from sale of marketable securities	46,214	50,229
Purchases of property and equipment	(7,283)	(7,380)

Net cash used in investing activities	(5,556)	(4,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	153	2,882
Employees’ stock purchase plan	740	—
Payments of short-term notes payable, net	(108)	(34)
Payments of long-term debt	(107)	(416)

Net cash provided by financing activities	678	2,432
Effect of exchange rate changes on cash	(149)	(257)

Net decrease in cash and cash equivalents	(46,640)	(587)
Cash and cash equivalents at beginning of period	95,112	73,167

Cash and cash equivalents at end of period	$48,472	$72,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,890	$80

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2004. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended January 31, 2005 are not necessarily indicative of future trends or our results of operations for the entire year.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a standard product, (2) there is a history of acceptance on the product with the customer, and (3) the undelivered element is not essential to the customer’s application. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Consolidated Statements of Operations and Comprehensive Income. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and six months ended January 31, 2005 and 2004.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004
Net loss:
As reported	$(19,183)	$(1,435)	$(80,856)	$(11,241)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, pro forma	2,059	2,231	10,849	4,463

Pro forma	$(21,242)	$(3,666)	$(91,705)	$(15,704)

Net loss per share:
Basic
As reported	$(0.31)	$(0.03)	$(1.32)	$(0.22)
Pro forma	(0.35)	(0.07)	(1.50)	(0.30)
Diluted
As reported	(0.31)	(0.03)	(1.32)	(0.22)
Pro forma	(0.35)	(0.07)	(1.50)	(0.30)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six months ended January 31,
	2005	2004
Volatility	87%	88%
Dividend yield	0%	0%
Risk-free interest rate	4.28%	4.34%
Expected life of options	8.78 years	8.9 years

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the six months ended January 31, 2005 and 2004:

	Six months Ended January 31,
Product Warranty Activity	2005	2004
	(in thousands)
Balance at beginning of period	$4,394	$1,935
Warranty expenditures for current period	(3,377)	(2,448)
Changes in liability related to pre-existing warranties	(707)	—
Provision for warranty costs in the period	2,271	3,091

Balance at end of period	$2,581	$2,578

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss	$(19,183)	$(1,435)	$(80,856)	$(11,241)

Basic EPS
Basic common shares	61,040	52,069	61,029	51,936
Basic EPS	$(0.31)	$(0.03)	$(1.32)	$(0.22)

Diluted EPS
Basic common shares	61,040	52,069	61,029	51,936
Plus: Impact of stock options	—	—	—	—

Diluted common shares	61,040	52,069	61,029	51,936
Diluted EPS	$(0.31)	$(0.03)	$(1.32)	$(0.22)

At January 31, 2005 and 2004, options to purchase 7,554,785 shares and 1,497,903 shares of common stock, respectively, were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

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

Gross unrealized gains and losses for the three and six months ended January 31, 2005 and January 31, 2004 were not significant. The realized profits, losses and interest are included in investment income in the Consolidated Statements of Operations and Comprehensive Income. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity.

At January 31, 2005, cash balances of approximately $1.0 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	January 31, 2005	July 31, 2004
	(in thousands)
Raw materials	$24,585	$28,088
Work-in-progress	10,784	11,787
Finished goods	5,994	29,345

	$41,363	$69,220

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand of our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. During the quarter ended January 31, 2005, we recorded a $0.5 million gain from the reversal of reserves related to the sale of previously written down items. As of January 31, 2005, our inventory of $41.4 million is stated net of inventory reserves of $121.9 million and consists of second generation Fusion products and engineering materials. Of the $24.6 million comprising the raw materials inventory, $6.0 million consists of “last time buy” custom components for Fusion HFi and $18.0 million consists of raw materials for Fusion HFi and CX, which the Company believes will be consumed over the next 12 months. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Property and Equipment

Property and equipment are summarized as follows:

	January 31, 2005	July 31, 2004	Depreciable Life In Years
		(in thousands)
Machinery, equipment and internal manufactured systems	$163,832	$161,922	3-7
Office furniture and equipment	7,729	7,634	3-7
Leasehold improvements	11,891	11,876	10 or term of lease

	183,452	181,432
Less: Accumulated depreciation and amortization	(113,594)	(110,103)

	$69,858	$71,329

At January 31, 2005 and July 31, 2004, included in machinery and equipment is equipment acquired under capital leases of $1.1 million and $5.7 million respectively. Accumulated amortization related to those assets was zero and $1.3 million at January 31, 2005 and July 31, 2004, respectively.

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

Goodwill totaling $13.7 million at each of January 31, 2005 and July 31, 2004, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at January 31, 2005 and July 31, 2004:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
January 31, 2005	$2,800	$1050	$1,750	4 years
July 31, 2004	$2,800	$700	$2,100	4 years

Amortization expense for each of the six months ended January 31, 2005 and 2004 was $350,000. The estimated aggregate amortization expense for the remainder of fiscal 2005 is $350,000 and for each of the two succeeding fiscal years is $700,000.

Recently Issued Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123R using the modified prospective method. Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales for the three and six months ended January 31, 2005 and 2004, along with the long-lived assets at January 31, 2005 and July 31, 2004, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
	(In thousands)
Net Sales:
United States	$11,817	$31,599	$21,294	$40,139
Singapore	6,455	17,837	28,297	47,613
Taiwan	4,067	3,013	7,386	4,156
Japan	1,125	2,060	3,862	5,970
All other countries	3,572	3,906	9,230	7,156

Total Net Sales	$27,036	$58,415	$70,069	$105,034

	January 31, 2005	July 31 2004
	(in thousands)
Long-lived Assets:
United States	$62,323	$62,685
Singapore	3,764	4,410
Taiwan	1,569	1,502
Japan	25	19
All other countries	2,177	2,713

Total Long-lived Assets	$69,858	$71,329

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

For the quarter ended October 31, 2004, the Company recorded a reorganization charge of approximately $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 million related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million non-cash reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net of any rental income. As previously disclosed in a current report on Form 8-K filed on September 20, 2004, the workforce reduction undertaken during the quarter eliminated 74 positions, or approximately 11% of the Company’s worldwide workforce. During the first six months of fiscal 2005, the Company’s cash expenditures related to the severance charges were approximately $1.3 million. At January 31, 2005, the remaining reserve was approximately $1.6 million, which consisted of $0.2 million for severance and $1.4 million for the consolidation of the Company’s facilities in the United Kingdom. The remaining severance costs from the workforce reduction of $0.2 million will be paid during fiscal year 2005.

On February 15, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 25%, eliminating 153 positions. The Company took these actions based on a continuing review of its business plans and operations. As a result, the Company expects to record a charge of approximately $4.0 million for the quarter ending April 30, 2005 and expects that the workforce reduction will result in cash expenditures, consisting principally of severance and employee benefit payments, of approximately $3.6 million, during the Company’s 2005 fiscal year and of approximately $0.4 million during the Company’s 2006 fiscal year. On February 18, 2005, the Company filed a Form 8-K describing these actions.

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

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2005 or July 31, 2004.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2005 or July 31, 2004.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at January 31, 2005, are as follows:

Year ended July 31,	(in thousands) Amount
2005	$5,413
2006	9,816
2007	6,813
2008	3,288
2009	2,200
Thereafter	321

Total minimum lease payments	$27,851

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

The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during the fiscal year. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005, which has continued into our second fiscal quarter. We believe we are in another industry-wide slowdown. The Company’s results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of this slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004. For the six months ended January 31, 2005, there have been no changes to these critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	73.5	60.5	68.7	64.6
Reorganization cost	—	—	67.7	—

Gross profit	26.5	39.5	(36.4)	35.4
Engineering and product development expenses	66.3	28.2	50.7	31.5
Selling, general and administrative expenses	29.8	11.7	22.7	12.6
Reorganization costs	—	—	4.5	—

Loss from operations	(69.5)	(0.4)	(114.3)	(8.7)

Other income (expense):
Interest expense	(6.3)	(2.9)	(4.8)	(3.3)
Investment income	4.8	0.9	3.7	1.2

Net loss	(70.9)%	(2.4)%	(115.4)%	(10.8)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three and Six Months Ended January 31, 2005 Compared to the Three and Six Months Ended January 31, 2004.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended January 31, 2005 decreased 53.8% to $27.0 million as compared to $58.4 million in the same quarter of the prior year. Net sales also decreased quarter over quarter, decreasing by 37.2% or $16.0 million, from the first quarter of fiscal year 2005. Net sales for the six months ended January 31, 2005 were $70.1 million as compared to $105.0 million for the six months ended January 31, 2004, a 33.3 % decrease. The decrease in net sales quarter over quarter and year over year is primarily a result of sluggish demand for semiconductors resulting in reduced demand for semiconductor test equipment. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company which has continued into our second quarter of fiscal 2005. The impact to the Company of any industry slowdown is exacerbated by the fact that the semiconductor industry is highly concentrated, and a small number of device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment, including the Company’s equipment. Sales to our ten largest customers accounted for 71.1% and 78.7% of revenues for the three months and six months, respectively, ended January 31, 2005 and 91.5% and 90.9% for the three months and six months, respectively, ended January 31, 2004. Reduced sales from any one of our largest customers could have a significant effect on our sales.

Service revenue accounted for $8.5 million, or 31.4% of net sales, and $9.5 million, or 16.3% of net sales, for the three months ended January 31, 2005 and 2004, respectively, and $16.8 million or 23.9% of net sales, and $18.6 million, or 17.7% of net sales, for the six months ended January 31, 2005 and 2004, respectively. Geographically, sales to customers outside of the United States were 56.3% and 45.9% of net sales for the three months ended January 31, 2005 and January 31, 2004, respectively, and 69.6%, and 61.3%, for the six months ended January 31, 2005 and 2004, respectively.

Gross Profit Margin. The gross profit margin was 26.5% of net sales for the three months ended January 31, 2005, as compared to 39.5% of net sales for the same quarter of the prior year. The decrease in gross profit margin percentage is primarily due to declining economies of scale resulting from lower sales revenue. For the six months ended January 31, 2005, the gross profit margin was ($25.5 million) or (36.3%) of net sales as compared to $37.2 million or 35.4 % for the six months ended January 31, 2004. Cost of sales in the fiscal quarter ended October 31, 2004 includes an inventory related provision of $47.5 million. The decrease in gross margin in the first two quarters of fiscal year 2005 compared to the same period of the prior year is due to the inventory related provision of $47.5 million and lower net sales.

Inventory Related Provision. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. These conditions continued into our second quarter of fiscal 2005. As a result of the shorter than expected upturn in business conditions, and the completion of the Company’s transition to its second generation Fusion, we deemed it appropriate to make an adjustment to our inventory and recorded a $47.5 million excess and obsolete inventory provision in the quarter ended October 31, 2004. Inventory reserves establish a new cost basis for inventory and such reserves are not reversed until the related inventory is sold or otherwise disposed. During the quarter ended January 31, 2005, we recorded a $0.5 million gain from the reversal of reserves related to the sale of previously written down items. As of January 31, 2005, our inventory of $41.4 million is net of inventory reserves of $121.9 million and consists of second generation Fusion products and engineering materials, and less than $5.0 million of legacy Fusion HF related spares to support the installed base.

Engineering and Product Development Expenses. Engineering and product development expenses were $17.9 million, or 66.2% of net sales, in the three months ended January 31, 2005, as compared to $16.5 million, or 28.2% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2005, engineering and product development expenses were $35.5 million, or 50.7%, as compared to $33.1 million, or 31.5% for the same period of the prior year. The increase in engineering and product development expenses for the three and six months ended January 31, 2005 as compared to January 31, 2004 is a result of increased payroll cost associated with a wage increase on August 1, 2004, increased depreciation from the addition of capital equipment to support application development and engineering material expenses for second generation Fusion options, with each expense constituting approximately one third of the increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.1 million, or 29.8% of net sales, in the three months ended January 31, 2005, as compared to $6.8 million, or 11.7% of net sales, in the same quarter of the prior year, an increase of $1.3 million. For the six months ended January 31, 2005, selling, general and administrative expenses were $15.9 million, or 22.7%, as compared to $13.2 million, or 12.6% for the same period of the prior year. The increase in selling, general and administrative expenses for the three months and six months ended January 31, 2005 was a result of an increase of 6 employees in our sales and marketing staff to support new products and marketing programs and the impact of a wage increase implemented on August 1, 2004.

Reorganization Costs. The Company recorded a reorganization charge in the quarter ended October 31, 2004 of $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million non-cash reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net of any rental income. As previously disclosed in a current report on Form 8-K filed on September 20, 2004, the workforce reduction undertaken during the quarter eliminated 74 positions, or approximately 11% of the Company’s worldwide workforce. As a result of these actions, the Company will realize an annual savings in operating expenses of approximately $8.0 million, which will be offset by approximately $2.0 million as a result of the removal of the salary and wage freeze imposed since 2001. The net effect of the cost reduction actions and the removal of the salary and wage freeze is an annual savings of approximately $6.0 million in operating expenses. During the first six months of fiscal year 2005, the Company’s cash expenditures related to the charges were approximately $1.3 million. At January 31, 2005, the remaining reserve was approximately $1.6 million, which consisted of $0.2 million for severance and $1.4 million for the consolidation of the Company’s facilities in the United Kingdom. The remaining severance costs from the workforce reduction will be paid during fiscal year 2005.

On February 15, 2005, the Company took further actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 25%, eliminating 153 positions. The Company took these actions based on a continuing review of its business plans and operations. As a result, the Company expects to record a charge of approximately $4.0 million for the quarter ending April 30, 2005 and expects that the workforce reduction will result in cash expenditures, consisting principally of severance and employee benefit payments, of approximately $3.6 million, during the Company’s 2005 fiscal year and of approximately $0.4 million during the Company’s 2006 fiscal year. The Company expects to realize annual savings in operating expenses of approximately $13.0 million as a result of these actions. On February 18, 2005, the Company filed a current report on Form 8-K describing these actions.

As a result of the February 15, 2005 restructuring, certain fixed assets may be impaired. The Company, as part of a third quarter asset impairment review, will determine if any assets have become impaired as a result of the actions taken.

Interest Expense. Interest expense was $1.7 million for each of the three months ended January 31, 2005 and January 31, 2004. For the six months ended January 31, 2005 and 2004, interest expense was $3.4 million for both periods. Approximately $1.6 million of expense for each of the three months ended January 31, 2005 and January 31, 2004 and $3.2 million for the six months ended January 31, 2005 and 2004 is the interest expense for the 4.25% convertible subordinated notes.

Investment Income. Investment income was $1.3 million for the three months ended January 31, 2005, as compared to $0.5 million for the three months ended January 31, 2004. For the six months ended January 31, 2005, investment income was $2.6 million as compared to $1.3 million for the same period of the prior year. Investment income was higher in the three and six months ended January 31, 2005 than the same period of the prior year as a result of higher average cash and cash equivalents and marketable securities balances and improving interest rates.

Income Tax. For the three months ended January 31, 2005, the Company recorded no income tax benefit due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at January 31, 2005 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets.

Net Loss. Net loss was $19.2 million, or $0.31 per share, in the three months ended January 31, 2005, as compared to a net loss of $1.4 million, or $0.03 per share, in the same quarter of the prior year. Net loss for the first quarter of fiscal 2005 was greater than the net loss for the first quarter of fiscal 2004 due to a $31.4 million drop in revenue and resulting reduction in gross margin on the lower revenue.

For the six months ended January 31, 2005, net loss was $80.9 million, as compared to a net loss of $11.2 million for the same period of the prior year. The increase in the net loss for the six months ended January 31, 2005 from the six months ended January 31, 2004 was principally due to the $47.5 million inventory related provision recorded in the quarter ended October 31, 2004; the $3.1 million reorganization charge recorded in the quarter ended October 31, 2004; and, the decrease in gross margin due to declining economics of scale resulting from lower sales revenue.

Liquidity and Capital Resources

At January 31, 2005, the Company had $196.3 million in cash and cash equivalents and marketable securities and working capital of $214.6 million, as compared to $244.7 million of cash and cash equivalents and marketable securities and $292.9 million of working capital at July 31, 2004. The decrease in the cash and cash equivalents and marketable securities was due primarily to cash used in operations of $41.6 million and cash used in capital purchases of $7.3 million. Cash used in operations consisted of $19.5 million related to purchases of materials to support a higher level of sales than experienced, a $20.5 million reduction in the accounts payable balance relating to inventory purchases, and a loss from operations, offset by a $23.0 million decrease in accounts receivable.

Accounts receivable from trade customers was $18.5 million at January 31, 2005, as compared to $33.0 million at July 31, 2004. The principal reason for the $14.5 million decrease in accounts receivable is a result of decreased sales. The allowance for sales returns and doubtful accounts was $2.0 million, or 9.7% of gross trade accounts receivable, at January 31, 2005 and $2.0 million, or 5.8% of gross trade accounts receivable at July 31, 2004. The decline in the allowance as a percentage of gross accounts receivable is due to a decline in current receivable balances on the lower sales volume. The allowance generally relates to past due amounts. The allowance as a percentage of past due amounts did not change significantly. Management reviews the allowance for sales returns on a quarterly basis or upon any change in circumstances that may warrant a change in the allowance. Accounts receivable from other sources decreased $8.3 million to $3.2 million at January 31, 2005, as compared to $11.5 million at July 31, 2004. The decrease was attributed to the decrease in the sale of component inventory at cost to our outsource suppliers.

Net inventories decreased by $27.8 million to $41.4 million at January 31, 2005 as compared to $69.2 million at July 31, 2004. The decrease was primarily the result of an inventory related provision of $47.5 million recorded in our first quarter ended October 31, 2004. Offsetting the charge of $47.5 million to the excess reserve was an increase in inventories to support Fusion HFi and CX of $19.7 million. Of the $19.7 million, $1.8 million consisted of deposits previously made to suppliers of critical components to ensure delivery and $17.9 million consisted of new inventory purchases. Approximately $18.7 million of the $19.7 million increase in inventory was a result of the sudden and substantial drop in revenue in the first quarter of fiscal 2005 compared to revenue in the fourth quarter of fiscal year 2004, and $1.0 million of such increase was a result of our net sales of $27.0 million being lower than our forecast and guidance of approximately $32.5 million. The Company expects to consume this excess Fusion HFi and CX inventory within the next 12 months.

Prepaid expense decreased by $3.1 million to $6.7 million at January 31, 2005 as compared to $9.8 million at July 31, 2004. The decrease was attributed to the receipt of inventory against prepayments and amortization of prepaid insurance premiums and maintenance contract prepayments. Inventory related deposits were $0.2 million at January 31, 2005 and $2.0 million at July 31, 2004.

Capital expenditures totaled $7.3 million for the six months ended January 31, 2005, as compared to $7.4 for the six months ended January 31, 2004. Capital expenditures include the purchase of additional capital equipment to support increased applications development, and spare parts to support our two new products, Fusion HFi and Fusion CX.

During the quarter ended October 31, 2003, we renegotiated our domestic credit facility with our existing lender. The facility is comprised of a working capital line of $30.0 million, which is secured by all assets and bears interest at the bank’s prime rate. The working capital line is used to support working capital obligations, issuance of standby letters of credit, and foreign exchange transactions and to support the purchase of fixed assets. The facility imposes certain financial and other covenants. This credit facility expired on November 15, 2004. The Company is negotiating similar terms and conditions with this lender. The Company has a second credit facility with another lender for a revolving credit line of $20.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. This facility expires on July 23, 2005. No amounts were outstanding under this credit facility at January 31, 2005.

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

The Company operates in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. To mitigate the risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents, cash flows expected to be generated by future operating activities, our ready access to capital markets for competitively priced instruments and funds available under our credit facility will be sufficient to meet our cash requirements over the next twelve months.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% convertible subordinated notes due in 2006. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The outstanding principal of the notes was $150.0 million as of January 31, 2005.

The aggregate outstanding amount of the contractual obligations is $190.6 million as of January 31, 2005. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at January 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2005	2006 –2007	2008 –2009	Thereafter
Convertible Subordinated Notes	$162,750	$6,375	$156,375	$—	$—
Operating Leases	27,719	5,280	16,629	5,489	321
Capital Leases	132	132	—	—	—

Total Contractual Obligations	$190,601	$11,787	$173,004	$5,489	$321

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 58% of our net sales in fiscal 2004 and for 58% of our net sales in fiscal 2003. Sales to our ten largest customers accounted for 78.7% of revenues for the six months ended January 31, 2005 and 90.9% in the same six months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt.

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

We rely on subcontractors to manufacture Fusion and many of the components and subassemblies for our products, and we rely on sole source suppliers for certain components. We may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including a result of a change in control of, or deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is a lengthy process. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufactured delivery of our products, which could cause us to lose revenues and customers.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 69.6% of our revenues for the six months ended January 31, 2005 and 61.3% of our revenue for the six months ended January 31, 2004. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on January 31, 2005, our stock price ranged from a low of $4.90 to a high of $17.72. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. In particular, our 4.25% convertible notes mature in August 2006. Our line of credit and credit facility mature on an annual basis and will expire in November 2004 and July 2005, respectively, if not renewed by us and the issuing bank. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment of our 4.25% convertible notes, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our 4.25% convertible notes if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we may not have sufficient funds or be able to arrange for financing to pay the principal amount of our 4.25% convertible notes at their maturity.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(ii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On November 16, 2004, the Company furnished a current report on Form 8-K under Item 2.02 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended October 31, 2004, which press release included its consolidated financial statements for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: March 14, 2005	By:	/s/ Mark J. Gallenberger
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)