Form 10-Q
period 2005-04-30
LTX CORP
filed 2005-06-09
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2005
Common Stock, par value $0.05 per share	61,382,998

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2005	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,652	$95,112
Marketable securities	137,046	149,601
Accounts receivable, net of allowances	24,879	32,961
Accounts receivable – other	4,974	11,494
Inventories	43,932	69,220
Prepaid expense	5,706	9,828

Total current assets	255,189	368,216
Property and equipment, net	48,861	71,329
Goodwill and other intangible assets	15,238	15,763
Other assets	4,286	4,256

Total assets	$323,574	$459,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$55	$321
Accounts payable	26,625	37,438
Deferred revenues and customer advances	2,700	3,520
Deferred gain on leased equipment	2,369	6,852
Other accrued expenses	34,376	27,179

Total current liabilities	66,125	75,310
Long-term debt, less current portion	150,000	150,000

Stockholders’ equity:
Common stock	3,062	3,045
Additional paid-in capital	556,387	555,447
Unrealized gain on marketable securities	(1,356)	(106)
Accumulated deficit	(450,644)	(324,132)

Total stockholders’ equity	107,449	234,254

Total liabilities and stockholders’ equity	$323,574	$459,564

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
Net product sales	$18,090	$60,465	$71,392	$146,864
Net service sales	7,444	9,868	24,211	28,503

Net sales	25,534	70,333	95,603	175,367
Cost of sales	18,695	41,105	66,812	108,955
Inventory related provision	—	—	47,457	—

Gross profit	6,839	29,228	(18,666)	66,412
Engineering and product development expenses	16,491	17,143	52,025	50,209
Selling, general and administrative expenses	7,316	6,999	23,247	20,222
Reorganization costs	28,611	—	31,726	—

Income (Loss) from operations	(45,579)	5,086	(125,664)	(4,019)

Other income (expense):
Interest expense	(1,546)	(1,581)	(4,917)	(5,009)
Investment income	1,469	801	4,069	2,093

Net income (loss)	$(45,656)	$4,306	$(126,512)	$(6,935)

Net income (loss) per share:
Basic	$(0.75)	$0.07	$(2.07)	$(0.13)
Diluted	$(0.75)	$0.07	$(2.07)	$(0.13)

Weighted-average common shares used in computing net income (loss) per share:
Basic	61,216	58,826	61,090	54,199
Diluted	61,216	61,622	61,090	54,199

Comprehensive income (loss):
Net income (loss)	$(45,656)	$4,306	$(126,512)	$(6,935)
Unrealized gain (loss) on marketable securities	(602)	(70)	(1,250)	(242)

Comprehensive income (loss)	$(46,258)	$4,236	$(127,762)	$(7,177)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(126,512)	$(6,935)
Add (deduct) non-cash items:
Depreciation and amortization	14,587	14,338
Charge for inventory related provision	47,457	—
Restructuring and asset impairment	18,058	—
Translation (gain) loss	(189)	(207)
(Increase) decrease in:
Accounts receivable	14,802	(31,063)
Inventories	(22,042)	(816)
Prepaid expenses	4,284	1,172
Other assets	(1,547)	1,089

Increase (decrease) in:
Accounts payable	(10,945)	16,706
Accrued expenses	7,045	3,941
Deferred revenues and customer advances	(5,314)	(4,146)

Net cash used in operating activities	(60,316)	(5,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(70,697)	(173,749)
Proceeds from sale of marketable securities	83,252	86,647
Purchases of property and equipment	(9,281)	(12,562)

Net cash provided by (used in) investing activities	3,274	(99,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	217	3,201
Employees’ stock purchase plan	740	1,060
Proceeds from equity offering, net	—	126,598
Payments of notes payable and current portion of long-term debt	(266)	(20,282)

Net cash provided by financing activities	691	110,577
Effect of exchange rate changes on cash	(109)	355

Net (decrease) increase in cash and cash equivalents	(56,460)	5,347
Cash and cash equivalents at beginning of period	95,112	73,167

Cash and cash equivalents at end of period	$38,652	$78,514

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,937	$3,663

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2004. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2005 are not necessarily indicative of future trends or our results of operations for the entire year.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a standard product, (2) there is a history of acceptance on the product with the customer, and (3) the undelivered element is not essential to the customer’s application. Revenue is deferred on the undelivered element if it meets the criteria set forth in EITF 00-21 for separate units of accounting treatment. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Consolidated Statements of Operations and Comprehensive Income. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and nine months ended April 30, 2005 and 2004.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss):
As reported	$(45,656)	$4,306	$(126,512)	$(6,935)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	641	7,441	11,490	16,714

Pro forma	$(46,287)	$(3,135)	$(138,002)	$(23,649)

Net income (loss) per share:
Basic
As reported	$(0.75)	$0.07	$(2.07)	$(0.13)
Pro forma	$(0.76)	$(0.05)	$(2.26)	$(0.44)
Diluted
As reported	$(0.75)	$0.07	$(2.07)	$(0.13)
Pro forma	$(0.76)	$(0.05)	$(2.26)	$(0.44)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three and Nine months ended April 30,	April 2005 performance grant	2005	2004
Volatility	57%	89%	87%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.72%	4.28%	4.73%
Expected life of options	2.5 years	7.91 years	8.86 years

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

Accounting for Cost Associated with Exit or Disposal Activities

Whenever exit or disposal activities occur, management reviews the accounting and reporting for costs associated with the exit or disposal activity. In accordance with SFAS No. 146 “Accounting for Cost Associated with Exit or Disposal Activities”, the Company ensures that a liability for a cost associated with an exit or disposal be recognized when the liability is incurred.

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the nine months ended April 30, 2005 and 2004:

	Nine Months Ended April 30,
Product Warranty Activity	2005	2004
	(in thousands)
Balance at beginning of period	$4,394	$1,935
Warranty expenditures for current period	(4,298)	(4,919)
Changes in liability related to pre-existing warranties	(777)	—
Provision for warranty costs in the period	3,573	6,224

Balance at end of period	$2,892	$3,240

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss)	$(45,656)	$4,306	$(126,512)	$(6,935)

Basic EPS
Basic common shares	61,216	58,826	61,090	54,199
Basic EPS	$(0.75)	$0.07	$(2.07)	$(0.13)

Diluted EPS
Basic common shares	61,216	58,826	61,090	54,199
Plus: Impact of stock options	—	2,796	—	—

Diluted common shares	61,216	61,622	61,090	54,199
Diluted EPS	$(0.75)	$0.07	$(2.07)	$(0.13)

At April 30, 2005 and 2004, options to purchase 8,622,261 shares and 1,390,528 shares of common stock, respectively, were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

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

Gross unrealized gains and losses for the three and nine months ended April 30, 2005 and April 30, 2004 were not significant. The realized profits, losses and interest are included in investment income in the Consolidated Statements of Operations and Comprehensive Income. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity.

At April 30, 2005, cash balances of approximately $1.0 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	April 30, 2005	July 31, 2004
	(In thousands)
Raw materials	$26,729	$28,088
Work-in-progress	11,310	11,787
Finished goods	5,893	29,345

	$43,932	$69,220

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand of our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. During the quarter ended April 30, 2005, there were no reversals of reserves related to the sale of previously written down items. For the nine months ended April 30, 2005, we have recorded $0.5 million of gain from sales of previously written down items. This gain was recorded in the quarter ended January 31, 2005. As of April 30, 2005, our inventory of $43.9 million is stated net of inventory reserves of $103.8 million and the net inventory consists principally of second generation Fusion products and engineering materials. Of the $26.7 million comprising the raw materials inventory, $7.3 million consists of “last time buy” custom components for Fusion HFi and $19.4 million consists of raw materials for Fusion HFi and CX, which the Company believes will be consumed over the next 24 months. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Property and Equipment

Property and equipment are summarized as follows:

(in thousands)	April 30, 2005	July 31, 2004	Depreciable Life In Years
Machinery, equipment and internal manufactured systems	$159,323	$161,922	3-7
Office furniture and equipment	7,175	7,634	3-7
Leasehold improvements	10,900	11,876	10 or term of lease

	177,398	181,432
Less: Accumulated depreciation and amortization	(128,537)	(110,103)

	$48,861	$71,329

At April 30, 2005 and July 31, 2004, included in machinery and equipment is equipment acquired under capital leases of $1.1 million and $5.7 million respectively. Accumulated amortization related to those assets was zero and $1.3 million at April 30, 2005 and July 31, 2004, respectively.

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

Goodwill totaling $13.7 million at each of April 30, 2005 and July 31, 2004, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at April 30, 2005 and July 31, 2004:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
April 30, 2005	$2,800	$1,225	$1,575	4 years
July 31, 2004	$2,800	$700	$2,100	4 years

Amortization expense for the nine months ended April 30, 2005 and 2004 was $525,000. The estimated aggregate amortization expense for the remainder of fiscal 2005 is $175,000 and for each of the two succeeding fiscal years is $700,000.

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

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123R using the modified prospective method. Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is recognized. The adoption of SFAS No. 123R is expected to have a significant impact on our results of operations. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. SFAS No. 123R also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the Consolidated Statement of Cash Flows. This change in classification could reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory.

SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. LTX does not expect SFAS 151 to have a material impact on its financial positions and results of operations.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales for the three and nine months ended April 30, 2005 and 2004, along with the long-lived assets at April 30, 2005 and July 31, 2004, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
	(In thousands)
Net Sales:
United States	$7,942	$20,400	$29,236	$60,539
South East Asia	10,156	27,976	38,454	75,589
Taiwan	1,662	10,895	9,048	15,051
Japan	1,419	161	5,281	6,131
All other countries	4,355	10,901	13,584	18,057

Total Net Sales	$25,534	$70,333	$95,603	$175,367

	April 30, 2005	July 31, 2004
	(In thousands)
Long-lived Assets:
United States	$43,240	$62,685
South East Asia	2,823	4,410
Taiwan	1,452	1,502
All other countries	1,346	2,732

Total Long-lived Assets	$48,861	$71,329

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES, ASSET IMPAIRMENTS AND INVENTORY PROVISIONS

For the quarter ended October 31, 2004, the Company recorded a reorganization charge of approximately $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 million related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million non-cash reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net of any rental income. As previously disclosed in a current report on Form 8-K filed on September 20, 2004, the workforce reduction undertaken during the quarter eliminated 74 positions, or approximately 11% of the Company’s worldwide workforce. During the first nine months of fiscal 2005, the Company’s cash expenditures related to the reorganization charges were approximately $1.5 million. At April 30, 2005, the remaining reserve was approximately $1.3 million and relates to the consolidation of the Company’s facilities in the United Kingdom. There are no remaining severance costs from the October 31, 2004 workforce reduction to be paid during fiscal year 2005.

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

During the quarter ended April 30, 2005, the Company recorded a reorganization charge of $28.6 million as a result of a significant corporate-wide restructuring undertaken to more effectively align the Company’s resources with our current business strategy. Of the $28.6 million, approximately $4.0 million related to headcount reduction and approximately $24.6 million related to fixed asset impairment and facilities consolidation.

The $4.0 million charge was taken as a result of a worldwide workforce reduction of approximately 25% on February 15, 2005, which eliminated 153 positions. On February 18, 2005, the Company filed a Form 8-K describing these actions. The Company expects that the workforce reduction will result in cash expenditures, consisting principally of severance and employee benefit payments, of approximately $3.7 million during the Company’s 2005 fiscal year and approximately $0.3 million during the Company’s 2006 fiscal year. For the quarter ended April 30, 2005, the Company’s cash expenditures related to the severance charges were $2.1 million. The remaining reserve at the end of the quarter was approximately $1.9 million.

The $24.6 million reorganization charge relating to fixed asset impairment and facilities consolidation was undertaken as a result of an asset impairment review. This review was triggered by the workforce reduction and business unit reorganization. Of the $24.6 million impairment charge, $18.1 million was related to fixed asset equipment, $4.6 million related to future lease obligations on equipment that will no longer be used and $1.9 related to facilities consolidation. The equipment, which will be disposed of over the next three to six months, consists primarily of older technology having little or no resale value that the Company intends to scrap.

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2005 or July 31, 2004.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2005 or July 31, 2004.

The Company had various commercial relationships with Ando Electric Co., Ltd. (Ando), a Japanese test equipment manufacturer, since 1993 when Ando was a subsidiary of NEC. The Company had an agreement with Ando to manufacture the Fusion products in Japan.

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

In fiscal 2002, the Company and Ando entered into an agreement providing for the dismissal, with prejudice, of all claims filed under the arbitration proceedings pending with the American Arbitration Association in San Jose, California. Under the terms of this agreement, Ando has forgiven certain loan and other debt obligations totaling approximately $7.0 million and has agreed to certain continuing supply and support obligations for customers in Japan for a transition period. Except for these continuing obligations, the obligations of the parties under the Fusion Agreement and other related agreements have been terminated. In connection with the termination of obligations of the parties under the Fusion Agreement, Ando has also forgiven contractual obligations totaling $1.7 million. At the end of the transition period, the Company will continue to supply and support former Ando customers in Japan. An accrual of $7.9 million was recorded for anticipated expenses associated with this transition period. The Company has incurred a total of $6.6 million of expenditures, leaving an accrual balance of $1.3 million as of January 31, 2005. During the quarter ended April 30, 2005, the Company has determined through negotiation with one customer, that the one remaining guarantee under this agreement will cost the Company approximately $0.6 million. We expect to complete this final commitment within six months. Included in the Consolidated Results Of Operations And Comprehensive Income for the Three and Nine months ended April 30, 2005 is a reversal of the liability in the amount of $0.7 million. The reversal of the accrued liability was recorded in selling, general and administrative expenses. The Ando liability balance of $0.6 million as of April 30, 2005 is included in Other Accrued Liabilities.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under non-cancelable leases at April 30, 2005, are as follows:

(in thousands)
Year ended July 31,	Amount
2005	$2,743
2006	10,012
2007	6,983
2008	3,378
2009	2,201
Thereafter	321

Total minimum lease payments	$25,638

6. SUBSEQUENT EVENT

On June 3, 2005, the Company closed a $60 million term loan with a lender. The term loan has a five-year term, with interest only payable in the first year. Interest is at the lender’s prime rate and the loan is secured by all assets of the Company located in the United States. The loan has a liquidity covenant requiring the Company to maintain domestic quick assets in an amount equal to or greater than the sum of (a) the outstanding principal and interest under the term loan, plus (b) Thirty Million Dollars ($30,000,000.00), to be tested monthly. The proceeds from this loan will be used to finance repurchases of the Company’s 4.25% convertible subordinated notes and other working capital purposes. Subsequent to the end of the third quarter, we have repurchased $51 million principal amount of the notes.

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

The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during the fiscal year. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005, which has continued into our second fiscal quarter. Although the Company experienced improved order levels in our third fiscal quarter, it is unclear whether we are entering into another period of growth. The Company’s results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of this slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004. For the nine months ended April 30, 2005, there have been no changes to these critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
Net Sales	100.0%	100.0%	100%	100.0%
Cost of Sales	73.2	58.4	69.9	62.1
Inventory Related provision			49.6

Gross profit	26.8	41.6	(19.5)	37.9
Engineering and product development expenses	64.6	24.4	54.4	28.6
Selling, general and administrative expenses	28.7	10.0	24.3	11.5
Reorganization costs	112.1	—	33.2	—

Income (loss) from operations	(178.6)	7.2	(131.4)	(2.2)

Other income (expense):
Interest expense	(6.0)	(2.2)	(5.1)	(2.9)
Investment income	5.8	1.1	4.3	1.1

Net income (loss)	(178.8)%	6.1%	(132.2)%	(4.0)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three and Nine Months Ended April 30, 2005 Compared to the Three and Nine Months Ended April 30, 2004.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended April 30, 2005 decreased 63.7% to $25.5 million as compared to $70.3 million in the same quarter of the prior year. Net sales for the nine months ended April 30, 2005 were $95.6 million as compared to $175.4 million for the nine months ended April 30, 2004, a 45.5 % decrease. The decrease in net sales year over year is primarily a result of sluggish demand for semiconductors resulting in reduced demand for semiconductor test equipment. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company, which has continued into our second quarter of fiscal 2005, although the Company experienced a modest increase in orders in its third fiscal quarter. The impact to the Company of any industry slowdown is exacerbated by the fact that the semiconductor industry is highly concentrated, and a small number of device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment, including the Company’s equipment. Sales to our ten largest customers accounted for 81.8% and 76.1% of revenues for the three months and nine months, respectively, ended April 30, 2005 and 88.8% and 87.3% for the three months and nine months, respectively, ended April 30, 2004. Reduced sales from any one of our largest customers could have a significant effect on our sales.

Service revenue accounted for $7.4 million, or 29.2% of net sales, and $9.9 million, or 14.0% of net sales, for the three months ended April 30, 2005 and 2004, respectively, and $24.2 million or 25.3% of net sales, and $28.5 million, or 16.3% of net sales, for the nine months ended April 30, 2005 and 2004, respectively. Geographically, sales to customers outside of the United States were 68.9% and 71.0% of net sales for the three months ended April 30, 2005 and April 30, 2004, respectively, and 69.4%, and 65.5%, for the nine months ended April 30, 2005 and 2004, respectively.

Gross Profit Margin. The gross profit margin was 26.8% of net sales for the three months ended April 30, 2005, as compared to 41.6% of net sales for the same quarter of the prior year. The decrease in gross profit margin percentage is primarily due to declining economies of scale resulting from lower sales revenue. For the nine months ended April 30, 2005, the gross profit margin was ($18.7 million) or (19.5%) of net sales as compared to $66.4 million or 37.9 % for the nine months ended April 30, 2004. Cost of sales in the fiscal quarter ended October 31, 2004 includes an inventory related provision of $47.5 million. The decrease in gross margin in the first three quarters of fiscal year 2005 compared to the same period of the prior year is due to the inventory related provision of $47.5 million and lower net sales.

Inventory Related Provision. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. These conditions continued into our second quarter of fiscal 2005. As a result of the shorter than expected upturn in business conditions, and the completion of the Company’s transition to its second generation Fusion, we deemed it appropriate to make an adjustment to our inventory and recorded a $47.5 million excess and obsolete inventory provision in the quarter ended October 31, 2004. Inventory reserves establish a new cost basis for inventory and such reserves are not reversed until the related inventory is sold or otherwise disposed. During the quarter ended April 30, 2005, there were no reversals of reserves related to the sale of previously written down items. For the nine months ended April 30, 2005, we recorded $0.5 million of gain from sales of previously written down items. This gain was recorded in the quarter ended January 31, 2005. As of April 30, 2005, our inventory of $43.9 million is stated net of inventory reserves of $103.8 million and consists of second generation Fusion products and engineering materials. Of the $26.7 million comprising the raw materials inventory, $7.3 million consists of “last time buy” custom components for Fusion HFi and $19.4 million consists of raw materials for Fusion HFi and CX, which the Company believes will be consumed over the next 24 months. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

Engineering and Product Development Expenses. Engineering and product development expenses were $16.5 million, or 64.6% of net sales, in the three months ended April 30, 2005, as compared to $17.1 million, or 24.4% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2005, engineering and product development expenses were $52.0 million, or 54.4% of net sales, as compared to $50.2 million, or 28.6% of net sales for the same period of the prior year. The decrease in engineering and product development expenses for the three months ended April 30, 2005 as compared to April 30, 2004 is principally a result of the savings from our September 2004 and February 2005 workforce reductions. The increase in engineering and product development expenses for the nine months ended April 30, 2005 as compared to April 30, 2004 is a result of increased payroll cost associated with a wage increase on August 1, 2004, increased depreciation from the addition of capital equipment to support application development and engineering material expenses for second generation Fusion options, with each expense item constituting approximately one third of the increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.3 million, or 28.7% of net sales, in the three months ended April 30, 2005, as compared to $7.0 million, or 10.0% of net sales, in the same quarter of the prior year, an increase of $0.3 million. For the nine months ended April 30, 2005, selling, general and administrative expenses were $23.2 million, or 24.3%, as compared to $20.2 million, or 11.5% for the same period of the prior year. The increase in selling, general and administrative expenses for the three months and nine months ended April 30, 2005 was a result of an increase of six employees in our sales and marketing staff to support new products and marketing programs, the impact of a wage increase implemented on August 1, 2004, and Sarbanes Oxley Section 404 consulting expenses.

Reorganization Costs. The Company recorded a reorganization charge in the quarter ended October 31, 2004 of $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 million related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million non-cash reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net of any rental income. As previously disclosed in a current report on Form 8-K filed on September 20, 2004, the workforce reduction undertaken during the quarter eliminated 74 positions, or approximately 11% of the Company’s worldwide workforce. As a result of these actions, the Company will realize an annual savings in operating expenses of approximately $8.0 million, which will be offset by approximately $2.0 million as a result of the removal of the salary and wage freeze imposed since 2001. The net effect of the cost reduction actions and the removal of the salary and wage freeze is an annual savings of approximately $6.0 million in operating expenses. During the first nine months of fiscal year 2005, the Company’s cash expenditures related to the charges were approximately $1.8 million. At April 30, 2005, the remaining reserve was approximately $1.3 million and relates to the consolidation of the Company’s facilities in the United Kingdom. There are no remaining severance costs from the October 31, 2004 workforce reduction to be paid during fiscal year 2005.

During the quarter ended April 30, 2005, the Company recorded a reorganization charge of $28.6 million as a result of a significant corporate-wide restructuring undertaken to more effectively align the Company’s resources with our current business strategy. Of the $28.6 million, approximately $4.0 million related to headcount reduction and approximately $24.6 million related to fixed asset impairment and facilities consolidation.

The $4.0 million charge was taken as a result of a worldwide workforce reduction of approximately 25% on February 15, 2005, which eliminated 153 positions. On February 18, 2005, the Company filed a Form 8-K describing these actions. The

Company expects that the workforce reduction will result in cash expenditures, consisting principally of severance and employee benefit payments, of approximately $3.7 million during the Company’s 2005 fiscal year and approximately $0.3 million during the Company’s 2006 fiscal year. For the quarter ended April 30, 2005, the Company’s cash expenditures related to the severance charges were $2.1 million. The remaining reserve at the end of the quarter was approximately $1.9 million.

The $24.6 million reorganization charge relating to fixed asset impairment and facilities consolidation was undertaken as a result of an asset impairment review. This review was triggered by the workforce reduction and business unit reorganization. Of the $24.6 million impairment charge, $18.1 million was related to fixed asset equipment, $4.6 million related to future lease obligations on equipment that will no longer be used and $1.9 related to facilities consolidation. The equipment, which will be disposed of over the next three to six months, consists primarily of older technology having little or no resale value that the Company intends to scrap.

Interest Expense. Interest expense was $1.5 million and $1.6 million for the three months ended April 30, 2005 and April 30, 2004, respectively. For the nine months ended April 30, 2005 and 2004, interest expense was $4.9 million and $5.0 million, respectively. Approximately $1.6 million of expense for each of the three months ended April 30, 2005 and April 30, 2004 and $4.8 million for the nine months ended April 30, 2005 and 2004 is the interest expense for the 4.25% convertible subordinated notes.

Investment Income. Investment income was $1.5 million for the three months ended April 30, 2005, as compared to $0.8 million for the three months ended April 30, 2004. For the nine months ended April 30, 2005, investment income was $4.1 million as compared to $2.1 million for the same period of the prior year. Investment income was higher in the three and nine months ended April 30, 2005 than the same period of the prior year as a result of higher average cash and cash equivalents and marketable securities balances and improving interest rates.

Income Tax. For the three months ended April 30, 2005, the Company recorded no income tax benefit due to the uncertainty related to utilization of net operating loss carry forwards. As a result of a review undertaken at April 30, 2005 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carry forwards and its other net deferred tax assets.

Net Loss. Net loss was $45.7 million, or $0.75 per share, in the three months ended April 30, 2005, as compared to a net income of $4.3 million, or $0.07 per share, in the same quarter of the prior year. Net loss for the third quarter of fiscal 2005 was greater than the net loss for the third quarter of fiscal 2004 due to a $45.8 million drop in revenue and resulting reduction in gross margin on the lower revenue.

For the nine months ended April 30, 2005, net loss was $126.5 million, as compared to a net loss of $6.9 million for the same period of the prior year. The increase in the net loss for the nine months ended April 30, 2005 from the nine months ended April 30, 2004 was principally due to the $47.5 million inventory related provision recorded in the quarter ended October 31, 2004; the $24.6 million asset impairment charge recorded in the quarter ended April 30, 2005; the $4.0 million reorganization charge recorded in the quarter ended April 30, 2005; the $3.1 million reorganization charge recorded in the quarter ended October 31, 2004; and, the decrease in gross margin due to declining economics of scale resulting from lower sales revenue.

Liquidity and Capital Resources

At April 30, 2005, the Company had $175.7 million in cash and cash equivalents and marketable securities and working capital of $189.1 million, as compared to $244.7 million of cash and cash equivalents and marketable securities and $292.9 million of working capital at July 31, 2004. The decrease in the cash and cash equivalents and marketable securities was due primarily to cash used in operations of $60.3 million and cash used in capital purchases of $9.3 million. Cash used in operations consisted of $22.0 million related to purchases of materials to support a higher level of sales than experienced, a $10.9 million reduction in the accounts payable balance relating to inventory purchases, and a loss from operations, offset by a $14.8 million decrease in accounts receivable.

Accounts receivable from trade customers was $24.9 million at April 30, 2005, as compared to $33.0 million at July 31, 2004. The principal reason for the $8.1 million decrease in accounts receivable is a result of decreased sales. The allowance for sales returns and doubtful accounts was $2.0 million, or 7.5% of gross trade accounts receivable, at April 30, 2005 and $2.0 million, or 5.8% of gross trade accounts receivable at July 31, 2004. The increase in the allowance as a percentage of gross accounts receivable is due to a decline in current receivable balances on the lower sales volume. The allowance generally relates to past due amounts. The allowance as a percentage of past due amounts did not change significantly.

Management reviews the allowance for sales returns on a quarterly basis or upon any change in circumstances that may warrant a change in the allowance. Accounts receivable from other sources decreased $6.5 million to $5.0 million at April 30, 2005, as compared to $11.5 million at July 31, 2004. The decrease was attributed to the decrease in the sale of component inventory at cost to our outsource suppliers.

Net inventories decreased by $25.3 million to $43.9 million at April 30, 2005 as compared to $69.2 million at July 31, 2004. The decrease was primarily the result of an inventory related provision of $47.5 million recorded in our first quarter ended October 31, 2004. Offsetting the charge of $47.5 million to the excess reserve was an increase in inventories to support Fusion HFi and CX of $22.2 million. Of the $22.2 million, $1.8 million consisted of deposits previously made to suppliers of critical components to ensure delivery and $20.4 million consisted of new inventory purchases. Approximately $18.7 million of the $22.2 million increase in inventory was a result of the sudden and substantial drop in revenue in the first quarter of fiscal 2005 compared to revenue in the fourth quarter of fiscal year 2004. The Company expects to consume this excess Fusion HFi and CX inventory within the next 24 months.

Prepaid expense decreased by $4.1 million to $5.7 million at April 30, 2005 as compared to $9.8 million at July 31, 2004. The decrease was attributed to the receipt of inventory against prepayments and amortization of prepaid insurance premiums and maintenance contract prepayments. Inventory related deposits were zero at April 30, 2005 and $2.0 million at July 31, 2004.

Capital expenditures totaled $9.3 million for the nine months ended April 30, 2005, as compared to $12.6 for the nine months ended April 30, 2004. Capital expenditures include the purchase of additional capital equipment to support increased applications development, and spare parts to support our two new products, Fusion HFi and Fusion CX.

On June 3, 2005, the Company closed a $60 million term loan with a lender. The term loan has a five year term, with interest only payable in the first year. Interest is at the lender’s prime rate and the loan is secured by all assets of the Company located in the United States. The proceeds from this loan will be used to finance repurchases of the Company’s 4.25% convertible subordinated notes and other working capital purposes. Subsequent to the end of the third fiscal quarter, we have repurchased $51 million principal amount of the notes.

The Company has a second credit facility with another lender for a revolving credit line of $20.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the greater of the federal funds rate plus 0.5% or the bank’s prime rate, in each case, minus 1.0% or (ii) LIBOR plus 0.4%. This facility expires on July 23, 2005. No amounts were outstanding under this credit facility at April 30, 2005.

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

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% convertible subordinated notes due in 2006. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The outstanding principal of the notes was $150.0 million as of April 30, 2005.

The aggregate outstanding amount of the contractual obligations is $185.2 million as of April 30, 2005. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at January 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2005	2006 –2007	2008 –2009	Thereafter
Convertible Subordinated Notes	$159,598	$—	$159,598	$—	$—
Operating Leases	25,560	2,665	16,995	5,579	321
Capital Leases	78	78	—	—	—

Total Contractual Obligations	$185,236	$2,743	$176,593	$5,579	$321

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our recent operating results have been negatively impacted by an industry-wide slowdown in the semiconductor industry, which began to impact us in the latter half of the fourth quarter of fiscal 2004. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. Although the Company experienced improved order levels in our fiscal 2005 third quarter, it is unclear whether we are entering another period of growth. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system-on-a-chip (“SOC”), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 58% of our net sales in fiscal 2004 and for 58% of our net sales in fiscal 2003. Sales to our ten largest customers accounted for 76% of revenues for the nine months ended April 30, 2005 and 87.3% in the same nine months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be hurt.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 69.4% of our revenues for the nine months ended April 30, 2005 and 65.5% of our revenue for the nine months ended April 30, 2004. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on April 30, 2005, our stock price ranged from a low of $3.81 to a high of $11.67. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We have $150 million original principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) due 2006, although subsequent to the end of the quarter, we repurchased $51 million of principal. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

We face potential risks relating to our first required evaluation of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

Under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the Company is required to include in its annual report a report on internal control over financial reporting. This report must state management’s responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting. The report must also contain an assessment, as of the end of the fiscal year, of the effectiveness of those internal controls. SOX also requires the Company’s registered public accounting firm to test and report on the assessment made by management. These new rules are effective for the Company for the year ending July 31, 2005. In order to meet these requirements, the Company must document and test the effectiveness of its internal controls and then allow time for its registered public accounting firm to audit the Company’s internal control structure. The amount of work required by the Company to prepare, maintain and test its internal control structure has been extensive and significant work remains to be completed. In addition, the Company must address its recently identified need to enhance documentation and analysis over unusual and complex sales transactions, including consignment sales and sales involving multiple element arrangements. In the event that management is unable to complete its assessment of the effectiveness of the Company’s internal control over financial reporting or the Company’s auditors are unable to attest to management’s assessment, or if these internal controls are not effective, the Company might experience an adverse reaction in the financial marketplace.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2005, the Company’s disclosure controls and procedures were not effective because the Company’s controls and procedures over certain revenue transactions need to be modified. More specifically, in connection with the third quarter close and earnings announcement process, the Company determined that it will modify its documentation and review process over unusual and complex sales transactions. The Company is in the process of evaluating possible modifications to these in internal controls.

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 10.9 Loan and Security Agreement dated as of May 31, 2005 between LTX Corporation and Silicon Valley Bank

(ii)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(iii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On February 16, 2005, the Company furnished a current report on Form 8-K under Item 2.02 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended January 31, 2005, which press release included its consolidated financial statements for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: June 9, 2005	By:	/s/ Mark J. Gallenberger
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)