Form 10-Q
period 2005-10-31
LTX CORP
filed 2005-12-12
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-10761

LTX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2594045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Rosemont Road, Westwood, Massachusetts	02090
(Address of principal executive offices)	(Zip Code)

(781) 461-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.05 per share as of November 30, 2005: 61,543,731.

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2005	July 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,789	$55,269
Marketable securities	133,489	122,205
Accounts receivable, net of allowances	18,804	19,776
Accounts receivable – other	4,433	5,497
Inventories	39,926	41,181
Prepaid expense	5,602	4,942

Total current assets	246,043	248,870
Property and equipment, net	45,123	47,135
Goodwill and other intangible assets	15,987	16,162
Other assets	4,033	4,225

Total assets	$311,186	$316,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,472	$606
Accounts payable	30,039	27,934
Deferred revenues and customer advances	2,567	2,712
Deferred gain on leased equipment	2,070	2,215
Other accrued expenses	33,415	32,390

Total current liabilities	131,563	65,857
Long-term debt, less current portion	84,820	147,687
Stockholders’ equity:
Common stock	3,077	3,077
Additional paid-in capital	558,944	558,192
Unrealized gain (loss) on marketable securities	(1,977)	(1,563)
Accumulated deficit	(465,241)	(456,858)

Total stockholders’ equity	94,803	102,848

Total liabilities and stockholders’ equity	$311,186	$316,392

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2005	2004
Net product sales	$36,819	$34,743
Net service sales	8,132	8,290

Net sales	44,951	43,033
Cost of sales (includes stock-based compensation expense of $43 for Q1 FY06; $0 for Q1 FY05)	26,257	28,234
Inventory related provision	—	47,457

Gross profit (loss)	18,694	(32,658)
Engineering and product development expenses (includes stock-based compensation expense of $231 for Q1 FY06; $0 for Q1 FY05)	15,166	17,640
Selling, general and administrative expenses (includes stock-based compensation expense of $430 for Q1 FY06; $0 for Q1 FY05)	7,071	7,879
Reorganization costs	4,227	3,115

Loss from operations	(7,770)	(61,292)
Other income (expense):
Interest expense	(1,925)	(1,663)
Investment income	1,312	1,282

Net loss	$(8,383)	$(61,673)

Net loss per share:
Basic	$(0.14)	$(1.01)
Diluted	$(0.14)	$(1.01)
Weighted-average common shares used in computing net loss per share:
Basic	61,535	60,987
Diluted	61,535	60,987
Comprehensive loss:
Net loss	$(8,383)	$(61,673)
Unrealized gain (loss) on marketable securities	(414)	390

Comprehensive loss	$(8,797)	$(61,283)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,383)	$(61,673)
Add (deduct) non-cash items:
Stock-based compensation	704	—
Depreciation and amortization	3,643	3,911
Charge for inventory related provision	—	47,457
Other	(27)	(34)
(Increase) decrease in:
Accounts receivable	1,977	11,102
Inventories	1,609	(18,711)
Prepaid expenses	(699)	2,515
Other assets	189	406
Increase (decrease) in:
Accounts payable	2,111	(16,490)
Accrued expenses	1,022	(876)
Deferred revenues and customer advances	(291)	(997)

Net cash provided by (used in) operating activities	1,855	(33,390)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(32,452)	(24,718)
Proceeds from sale of marketable securities	20,753	27,747
Purchases of property and equipment	(1,949)	(4,888)

Net cash used in investing activities	(13,648)	(1,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	48	10
Payments of short-term notes payable, net	—	(55)
Payments of long-term debt	—	(106)

Net cash provided by (used in) financing activities	48	(151)
Effect of exchange rate changes on cash	265	(20)

Net decrease in cash and cash equivalents	(11,480)	(35,420)
Cash and cash equivalents at beginning of period	55,269	95,112

Cash and cash equivalents at end of period	$43,789	$59,692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,896	$3,193

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2005. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2005 are not necessarily indicative of future trends or our results of operations for the entire year.

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

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred or services rendered; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application. (4) the delivered item(s) has value to the customer on a stand-alone basis, (5) objective and reliable evidence of the fair value of the undelivered item(s) exists, (6) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company, and (7) if objective and reliable evidence of fair value exists for all units of accounting in the arrangement, the arrangement consideration is allocated based on the relative fair values of each unit of accounting. If the fair value of a delivered item is unknown, but the fair value of undelivered items are known, the residual method is used for allocating arrangement consideration. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three months ended October 31, 2005 and 2004.

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

Accounting for Stock-Based Compensation

The Company has five active stock option plans: the 2004 Stock Plan (“2004”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The STI 2000 Plan, 2004 Plan, 2001 Plan, 1999 Plan, and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan, 2001 Plan and 1999 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and they allow both restricted stock awards and stock awards. Options under the plans are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general life of our stock options is 10 years. Our policy of issuing shares is to either buy shares in the open market or issue new shares. Our general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones which management believes will be achieved no later than fiscal year 2008. We are expensing these options based on an accelerated vesting schedule over the performance period. These options will vest in 4 years regardless of the milestones being achieved.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. For the three months ended October 31, 2005 the Company recorded expense of approximately $0.7 million in connection with its share-based payment awards. The future expense of the non vested options is $4.6 million to be recognized ratably over the next 16 quarters. The adoption of SFAS No. 123R had no effect on cash flow for the three months ended October 31, 2005.

The Company adopted SFAS No. 123R under the modified prospective method using a trinomial lattice model to value stock options. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on August 1, 2005. Prior period stock option financial information was valued using a binomial Black-Scholes method and has not been restated.

The Company chose a trinomial lattice model upon adoption of SFAS No. 123R versus the binomial Black-Scholes method used for the periods prior to the adoptions of SFAS No. 123R for the following reasons: 1) the trinomial lattice supports a changing volatility assumption with little computation complexity and 2) the trinomial lattice accounts for changing employee behavior as the stock price changes, as behavior is solely represented by a time component. The use of a lattice model captures the observed pattern of increasing rates of exercise as the stock price increases. The Black-Scholes model does not contain the interaction among economic and behavioral assumptions. The volatility assumption used in our trinomial lattice model uses a term structure of expected volatilities reflecting a 1-to-10 year average volatility based on historical stock prices. Our volatility assumption will be redeveloped quarterly and calculated using the stock price history ending on the last day of the prior quarter. The forfeiture assumption is based on our historical employee behavior over the last 15 years, which is largely driven by stock price increase.

For periods prior to the adoption of SFAS No. 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for its employee stock option and stock purchase plans. No stock-based employee compensation is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for all periods presented:

	Three months ended October 31,
	2005	2004
	(in thousands, except per share data)
Net loss:
As reported	$(8,383)	$(61,673)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	3,546

Pro forma	$(8,383)	$(65,219)

Net loss per share:
Basic
As reported	$(0.14)	$(1.01)
Pro forma	$(0.14)	$(1.07)
Diluted
As reported	$(0.14)	$(1.01)
Pro forma	$(0.14)	$(1.07)

Weighted-average assumptions used in determining fair value of option grants:

	Three months ended October 31,
	2005 (1)	2004 (2)
Volatility	54.05-83.22%	88%
Dividend yield	0%	0%
Risk-free interest rate	3.84-4.65%	4.20%
Expected life of options	7.11 years	8.68 years

(1)	Assumptions used in trinomical option-pricing model valuation.

(2)	Assumptions used in Black-Scholes valuation.

Stock option activity for the three months ended October 31, 2005:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	10,723,005	$10.13
Granted	55,000	3.76
Exercised	(4,511)	2.14
Forfeited	(834,879)	5.08

Options outstanding, end of period	9,938,615	10.18

Options exercisable	8,514,941	11.03

Options available for grant	3,669,826	—

Weighted average fair value of options granted during period	—	$3.76

As of October 31, 2005, the status of the Company’s outstanding and exercisable options is as follows:

	Options Outstanding			Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
0.00-4.63	1,028,382	6.2	3.51	619,128	3.20
4.64-9.25	3,841,655	6.6	6.80	2,827,235	7.26
9.26-13.88	3,835,375	5.6	12.76	3,835,375	12.76
13.89-18.50	875,703	4.6	15.40	875,703	15.40
18.51-23.13	258,000	5.3	21.07	258,000	21.07
23.14-27.75	18,000	6.0	26.20	18,000	26.20
27.76-32.38	3,000	5.6	28.34	3,000	28.34
32.39-37.00	23,500	4.0	33.63	23,500	33.63
37.01-41.63	37,500	0.1	37.75	37,500	37.75
41.64-46.25	17,500	3.9	46.25	17,500	46.25

	9,938,615	5.9	10.18	8,514,941	11.03

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the three months ended October 31, 2005 and 2004:

	Three Months Ended October 31,
Product Warranty Activity	2005	2004
	(in thousands)
Balance at beginning of period	$2,543	$4,394
Warranty expenditures for current period	(827)	(1,885)
Changes in liability related to pre-existing warranties	—	(306)
Provision for warranty costs in the period	779	1,543

Balance at end of period	$2,495	$3,746

Comprehensive Loss

Comprehensive loss is comprised of two components, net loss and other comprehensive loss. Other comprehensive loss consists of unrealized gains and losses on the Company’s marketable securities.

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2005	2004
	(in thousands, except per share data)
Net loss	$(8,383)	$(61,673)
Basic EPS
Basic common shares	61,535	60,987
Basic EPS	$(0.14)	$(1.01)
Diluted EPS
Basic common shares	61,535	60,987
Plus: Impact of stock options	—	—

Diluted common shares	61,535	60,987
Diluted EPS	$(0.14)	$(1.01)

For the three months ended October 31, 2005 and 2004, options to purchase 8,866,683 shares and 7,645,711 shares of common stock, respectively, were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

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

Gross unrealized gains and losses for the three months ended October 31, 2005 and October 31, 2004 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity.

At October 31, 2005, cash balances of approximately $1.0 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	October 31, 2005	July 31, 2005
	(in thousands)
Raw materials	$27,550	$26,101
Work-in-progress	2,860	4,668
Finished goods	9,516	10,412

	$39,926	$41,181

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of October 31, 2005 and 2004, our inventory is stated net of inventory reserves of $90.9 million and $129.3 million, respectively. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. There were $0.8 million and $0.0 million in sales of previously written off inventory recorded in the quarters ended October 31, 2005 and 2004, respectively.

Property and Equipment

Property and equipment are summarized as follows:

(in thousands)	October 31, 2005	July 31, 2005	Depreciable Life In Years
Machinery, equipment and internal manufactured systems	$128,481	$129,140	3-7
Office furniture and equipment	5,677	5,677	3-7
Leasehold improvements	6,321	6,321	10 or term of lease

	140,479	141,138
Less: Accumulated depreciation and amortization	(95,356)	(94,003)

	$45,123	$47,135

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

Goodwill totaling $14.8 million at each of October 31, 2005 and July 31, 2005, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at October 31, 2005 and July 31, 2005:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
October 31, 2005	$2,800	$1,575	$1,225	4 years
July 31, 2005	$2,800	$1,400	$1,400	4 years

Amortization expense for each of the three months ended October 31, 2005 and 2004 was $175,000. The estimated aggregate amortization expense for the remainder of fiscal 2006 is $525,000 and $700,000 for fiscal year 2007.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for the Company for nonmonetary asset exchanges beginning in the first quarter of fiscal 2006. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for the fiscal year beginning August 1, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales for the three months ended October 31, 2005 and 2004, along with the long-lived assets at October 31, 2005 and July 31, 2005, are summarized as follows:

	Three Months Ended October 31,
	2005	2004
	(in thousands)
Net Sales:
United States	$22,745	$9,478
Singapore	9,151	21,842
Taiwan	2,027	3,319
Japan	231	2,737
All other countries	10,797	5,657

Total Net Sales	$44,951	$43,033

	October 31, 2005	July 31, 2005
	(in thousands)
Long-lived Assets:
United States	$41,350	$43,395
Singapore	743	1,996
Taiwan	612	670
Japan	17	22
All other countries	2,401	1,052

Total Long-lived Assets	$45,123	$47,135

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

For the quarter ended October 31, 2005, the Company recorded a reorganization charge of approximately $4.2 million, of which $2.3 million consisted of severance costs relating to a worldwide workforce reduction and a $1.9 million charge was related to the separation of Roger W. Blethen from LTX Corporation as Chief Executive Officer.

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

The following table sets forth the Company’s restructuring accrual activity for the three months ended October 31, 2005:

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2004	$—	$—	$—	$—	$—
Additions to expense	5.5	4.6	3.5	18.1	31.7
Elimination of deferred gain	—	2.8	—	—	2.8
Non-cash utilization	—	—	—	(18.1)	(18.1)
Cash paid	(4.8)	(0.8)	(0.8)	—	(6.4)

Balance July 31, 2005	$0.7	$6.6	$2.7	$—	$10.0
Additions to expense	4.2	—	—	—	4.2
Non-cash utilization		(0.8)	—	—	(0.8)
Cash paid	(0.3)	—	(0.3)	—	(0.6)

Balance October 31, 2005	$4.6	$5.8	$2.4	$—	$12.8

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2005 or July 31, 2005.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2005 or July 31, 2005.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at October 31, 2005, are as follows:

Year ended October 31,	(in thousands) Amount
2006	$7,632
2007	7,173
2008	3,471
2009	2,223
2010	349
Thereafter	20

Total minimum lease payments	$20,868

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during fiscal year 2004. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005, which continued into our second fiscal quarter. Although the Company experienced improved order levels in our third and fourth fiscal quarters of 2005 and continued growth in the first quarter of fiscal 2006 it is unclear whether we are entering into another period of sustained growth.

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. In fiscal 2005, engineering and product development expense was $66.3 million, or 49.3% of net sales, as compared to $67.7 million, or 26.4% of net sales, in fiscal 2004. Our engineering and development expense decreased sequentially on a quarterly basis during fiscal 2005 as second generation Fusion product development projects were completed. Engineering and development expense for the first quarter of fiscal 2005 was $17.7 million compared to $15.2 million in the first quarter of fiscal 2006. The decrease in quarterly expenditure is a result of the completion of second generation Fusion product development projects for Fusion HFi, CX, EX and more recently the Fusion MX in first quarter fiscal 2006. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of the most advanced semiconductor devices in a cost-efficient manner. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

In addition, over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit. In fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit, in fiscal 2005 we added Fusion EX and in fiscal 2006 we also added the Fusion MX, which has further reduced our fixed manufacturing costs. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

During fiscal year 2005, we also took several additional cost reduction measures to further mitigate the adverse effect of cyclical downturns on our profitability. Our total worldwide headcount was reduced from 635 employees and 55 temporary workers at the end of fiscal 2004 to 473 employees and 26 temporary workers at the end of fiscal 2005. The Company expects to realize annual savings in operating expenses of $21.0 million as a result of the actions taken in fiscal 2005.

On October 25, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 11% from administration, 7% from manufacturing and 8% were from sales and marketing. The Company took these further actions based on a continuing review of its business plans and operations. The Company expects to realize annual savings in operating expenses of approximately $8.0 million as a result of these actions. The Company is also reducing its operations located in the United Kingdom. The restructuring charges relating to the downsizing of the UK operation will be recorded in the next fiscal quarter and are estimated at approximately $2.0 million. These charges are mostly related to the Company’s facilities lease commitments with an expected annual savings of approximately $0.8 million. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. For the three months ended October 31, 2005, there have been no changes to these critical accounting policies.

Effective August 1, 2005, we adopted accounting rules (SFAS No. 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees using the modified prospective transition method. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the quarter ended October 31, 2005, we recorded approximately $0.7 million of expense associated with share-based payments attributable to employee stock options.

A trinomial lattice option pricing model was applied to stock options that we granted subsequent to our adoption of SFAS No. 123R, however the majority of the stock option expense recorded in the quarter ended October 31, 2005 relates to the continued vesting of stock options that were granted prior to August 1, 2005. In accordance with the transition provisions of SFAS No. 123R, the grant date estimates of fair value associated with prior awards, which were calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended October 31,
	2005	2004
Net Sales	100.0%	100.0%
Cost of Sales	58.4	65.6
Inventory related provision	—	110.3

Gross profit (loss)	41.6	(75.9)
Engineering and product development expenses	33.7	41.0
Selling, general and administrative expenses	15.7	18.3
Reorganization costs	9.4	7.2

Loss from operations	(17.2)	(142.4)
Other income (expense):
Interest expense	(4.3)	(3.9)
Investment income	2.9	3.0

Net loss	(18.6)%	(143.3)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three Months Ended October 31, 2005 Compared to the Three Months Ended October 31, 2004.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended October 31, 2005 increased 4.5% to $45.0 million as compared to $43.0 million in the same quarter of the prior year. Net sales also increased quarter over quarter, increasing by 15.4% or $6.0 million, from the fourth quarter of fiscal year 2005. The increase in net sales from fourth quarter fiscal 2005 reflects a continued upward trend in demand for semiconductor test equipment which began in the Company’s third quarter of fiscal 2005 and has continued into our first quarter of fiscal 2006. Service revenue accounted for $8.1 million, or 18.1% of net sales, and $8.3 million, or 19.3% of net sales, for the three months ended October 31, 2005 and 2004, respectively. Geographically, sales to customers outside of the United States were 49.4% and 78.0% of net sales for the three months ended October 31, 2005 and October 31, 2004, respectively.

Gross Profit Margin; Inventory Related Provision. The gross profit margin was 41.6% of net sales in the three months ended October 31, 2005, as compared to negative 75.9% of net sales in the same quarter of the prior year. The increase in the GAAP gross profit margin is primarily a result of the inventory related provision recorded in fiscal 2005 that did not recur in fiscal 2006. Included in the gross profit margin for October 31, 2004 is an inventory related provision of approximately $47.5 million. The impact of the inventory provision reduced gross profit margin from positive 34.4% to negative 75.9% in the quarter. The improvement in gross margin when comparing our first quarter of fiscal 2006 to the first quarter fiscal 2005 excluding the inventory related provision is due to a more favorable product mix of HFi and X series products and the impact of our cost reduction actions to lower fixed overhead expenses in fiscal 2005.

The Company recorded a $47.5 million inventory related provision in the first quarter of fiscal 2005. The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. As a result of the shorter than expected upturn in business conditions in fiscal 2004, and the completion of the Company’s transition to its second generation Fusion, we deemed it appropriate to make an adjustment to our inventory and recorded a $47.5 million excess and obsolete inventory provision. Of the $47.5 million reserve, approximately 90% was related to first generation Fusion and consisted of raw materials, work-in-process and finished goods. The remaining 10% was related to excess second generation Fusion products and was made to more accurately reflect the Company’s assessment of current product demand. There was $0.8 million and $0.0 million of sales of previously written off inventory recorded in the quarters ended October 31, 2005 and October 31, 2004, respectively.

Engineering and Product Development Expenses. Engineering and product development expenses were $15.2 million, or 33.7% of net sales, in the three months ended October 31, 2005, as compared to $17.6 million, or 41.0% of net sales, in the same quarter of the prior year. The $2.4 million decrease in engineering and product development expenses for the three months ended October 31, 2005 as compared to October 31, 2004 is principally a result of completion of second generation Fusion product development projects for Fusion HFi, CX and EX which enabled us to initiate workforce reductions in fiscal year 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.1 million, or 15.7% of net sales, in the three months ended October 31, 2005, as compared to $7.9 million, or 18.3% of net sales, in the same quarter of the prior year, a decrease of $0.8 million, or a 2.6% decrease in the expense as a percentage of net sales. The decrease in selling, general and administrative expenses for the three months ended October 31, 2005 was a result of our cost reduction actions in fiscal year 2005.

Reorganization Costs. On October 25, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 11% from administration, 7% from manufacturing and 8% were from sales and marketing. The Company took these actions based on a continuing review of its business plans and operations. The Company expects to realize annual savings in operating expenses of approximately $8.0 million as a result of these actions. The Company is also reducing its operations located in the United Kingdom. The restructuring charges relating to the downsizing of the UK operations will be recorded in the next fiscal quarter and are estimated at approximately $2.0 million. These charges mostly relate to the Company’s facilities lease commitments with an expected annual savings of approximately $0.8 million. For the quarter ended October 31, 2005, the Company recorded a reorganization charge relating to workforce reductions and the separation agreement with its Chief Executive Officer of $4.2 million, of which $2.3 million consisted of severance costs relating to a worldwide workforce reduction and a $1.9 million charge relating to the separation of the Company’s Chief Executive Officer. The $2.3 million severance charge will be paid out in cash over the next two fiscal quarters. The separation agreement with the Company’s Chief Executive Officer has a $1.2 million cash component, and a non-cash component consisting of the acceleration of stock option expensing of $0.7 million. For more information, please refer to the Company’s current reports of Form 8-K filed on October 27, 2005 and November 4, 2005.

The Company recorded a reorganization charge in the first quarter of fiscal 2005 ending October 31, 2004, of $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 million related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net of any rental income.

Interest Expense. Interest expense was $1.9 million for the three months ended October 31, 2005 as compared to $1.7 million for the three months ended October 31, 2004. Interest expense for the three months ended October 31, 2005 relates to the 4.25% Convertible Subordinated Notes and the 5 year term loan. Interest expense for the three months ended October 31, 2004 is the interest expense for the 4.25% Convertible Subordinated Notes.

Investment Income. Investment income was $1.3 million for the three months ended October 31, 2005, as compared to $1.3 million for the three months ended October 31, 2004. Investment income was flat in the three months ended October 31, 2005 compared to the same period of the prior year with higher interest rates on our investments being offset by a lower average cash, cash equivalents and marketable securities balance in the quarter ended October 31, 2005 as compared to the quarter ended October 31, 2004.

Income Tax. For the three months ended October 31, 2005, the Company recorded no income tax benefit due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at October 31, 2005 and our cumulative loss position at that date, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets.

Net Loss. Net loss was $8.3 million, or $0.14 per diluted share, in the three months ended October 31, 2005, as compared to a net loss of $61.7 million, or $1.01 per diluted share, in the same quarter of the prior year. The net loss for the quarter ended October 31, 2004 included $47.5 million of cost related to the inventory related provision.

Liquidity and Capital Resources

At October 31, 2005, the Company had $177.3 million in cash and cash equivalents and marketable securities and working capital of $114.5 million, as compared to $177.5 million of cash and cash equivalents and marketable securities and $183.0 million of working capital at July 31, 2005. The slight decrease in the cash and cash equivalents and marketable securities was due primarily to cash generated from operations of $1.8 million which was offset by cash used for capital expenditures of $2.0 million. The decrease in working capital was primarily due to $61.1 million of the Company’s 4.25% Convertible Subordinated Notes due August 2006 becoming current obligations at October 31, 2005.

Accounts receivable from trade customers, net of allowances, was $18.8 million at October 31, 2005, as compared to $19.8 million at July 31, 2005. The principal reason for the $1.0 million decrease in accounts receivable is a result of increased cash collections from improved days sales outstanding. The allowance for sales returns and doubtful accounts was $1.9 million, or 9.2% of gross trade accounts receivable, at October 31, 2005 and $1.9 million, or 8.8% of gross trade accounts receivable at July 31, 2005. Accounts receivable from other sources decreased $1.1 million to $4.4 million at October 31, 2005, as compared to $5.5 million at July 31, 2005. The decrease was attributed to the decrease in the sales of component inventory at cost to our outsource suppliers.

Net inventories decreased by $1.3 million to $39.9 million at October 31, 2005 as compared to $41.2 million at July 31, 2005. The decrease was primarily due to the increase in tester sales.

Prepaid expense increased by $0.7 million to $5.6 million at October 31, 2005 as compared to $4.9 million at July 31, 2005. The increase was attributed to the renewal of the Directors and Officers Insurance policy.

Capital expenditures totaled $2.0 million for the three months ended October 31, 2005, as compared to $4.9 million for the three months ended October 31, 2004. The principal reason for the $2.9 million decrease in expenditures is attributed to the lower capital cost required to support our newer X series products, as compared to the HFi and HF testers that carry a higher capital cost than the X series testers.

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender. The loan has a five year term, with interest only payable in the first year. Interest is at the lender’s variable prime rate and is payable monthly. The loan is secured by all assets of the Company located in the United States. The proceeds from the loan were used to finance repurchases of the 4.25% Convertible Subordinated Notes and other working capital purposes. During the quarter ended July 31, 2005, the Company repurchased $61.7 million principal amount of the notes for $60.0 million. As of October 31, 2005, the outstanding principal of the term loan is $60.0 million. Principal is payable as follows: (i) twelve monthly installments of $0.6 million, commencing June 1, 2006 and ending on May 1, 2007; (ii) twelve monthly installments of $1.2 million, commencing on June 1, 2007 and ending on May 1, 2008, (iii) twelve monthly installments of $1.5 million, commencing on June 1, 2008 and ending on May 1, 2009, and (iv) twelve monthly installments of $1.7 million, commencing on June 1, 2009 and ending on May 1, 2010. The Company has a covenant in its loan agreement that requires it to maintain minimum cash and cash equivalents and marketable securities balances with the lender of no less than the aggregate of the outstanding term loan plus $30.0 million. However, in the event the Company’s cash and cash equivalents and marketable securities are less than this amount, the impact to the Company is the imposition of additional bank fees. The additional fees would not have a material impact on the Company’s financial position or results of operations.

The Company has a second credit facility with another lender for a revolving credit line of $20.0 million. This facility is secured by cash and bears interest (at our option) at either: (i)) the bank’s prime rate or (ii) LIBOR plus 100 basis points. The agreement expires on April 24, 2006.

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

In August 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, we may redeem any of the notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, we may redeem any of the notes at designated redemption prices, plus accrued interest. The notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method of depreciation, which approximates the effective interest method, over the term of the notes. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance of the notes for a purchase price of $60.0 million. The expense amortization recorded in the fourth quarter of fiscal 2005 as a result of the repurchase of the notes was $0.4 million. On November 14, 2005, the Company exchanged $27,220,000 in aggregate principal amount of outstanding notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of new notes due August 2007. Please refer to the Company’s current report on Form 8-K filed on November 14, 2005 for further details. As of October 31, 2005, the outstanding principal balance was $61.1 million, which is due on August 15, 2006 and $27.2 million of new notes due in August 2007.

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

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% Convertible Subordinated Notes due in 2006 and 2007. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The outstanding principal of the notes was $88.3 million as of October 31, 2005.

The aggregate outstanding amount of the contractual obligations is $188.4 million as of October 31, 2005. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at October 31, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2006	2007 –2008	2009 –2010	Thereafter
Convertible Subordinated Notes (including interest)	$94,487	$1,876	$92,611	$—	$—
Term Loan (including interest)	73,061	4,730	30,451	37,880	—
Operating Leases	20,868	7,632	10,644	2,572	20

Total Contractual Obligations	$188,416	$14,238	$133,706	$40,452	$20

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 47% of our net sales in fiscal 2005 and 58% of our net sales in fiscal 2004. Sales to our ten largest customers accounted for 88.0% of revenues for the three months ended October 31, 2005 and 89.2% in the same three months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be negatively impacted.

Our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing its new generation of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected a test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well. Therefore, the opportunities to obtain orders from new customers may be limited.

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

We have selected Jabil Circuit, Inc. to manufacture our Fusion test systems. If for any reason Jabil cannot provide us with these products and services in a timely fashion, or at all, whether due to labor shortage, slow down or stoppage, deteriorating financial or business conditions or any other reason, we would not be able to sell or ship our Fusion family of products to our customers. All of the products Jabil tests and assembles for us are assembled in one facility in Massachusetts. If this facility were to become unable to meet our production requirements, transitioning assembly to an alternative Jabil facility could result it production delays of several weeks or longer. We have no written supply agreement with Jabil. We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all. This relationship with Jabil may not result in a reduction of our fixed expenses.

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

We are dependent on a semiconductor device manufacturer, Maxtek Components as a sole source supplier of components manufactured in accordance with our proprietary design and specifications. We have no written supply agreement with this sole source supplier and purchase our custom components through individual purchase orders.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 49% of our revenues for the three months ended October 31, 2005 and 78% of our revenues for the three months ended October 31, 2004. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on October 31, 2005, our closing stock price ranged from a low of $3.29 to a high of $8.09. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We have $88.3 million principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) with $61.1 million due 2006 and $27.2 million due in 2007, as well as $60.0 million in principal outstanding under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. In particular, our Notes mature in August 2006 and August 2007. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment of our Notes, or certain or our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our Notes if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we may not have sufficient funds or be able to arrange for financing to pay the principal amount of our Notes at their maturity.

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

There has been no material change in the Company’s Market Risk exposure since the filing of the 2005 Annual Report on Form 10-K.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on November 10, 2005.

(b)	Stockholders elected Messrs. Stephen M. Jennings and Robert E. Moore as Class I Directors to serve additional terms of three years. The Company’s other directors after the Annual Meeting are Messrs. Roger W. Blethen, Roger J. Maggs and Patrick J. Spratt, who serve as Class II Directors, with their terms of office expiring at the 2006 Annual Meeting of Stockholders, and Messrs. Mark S. Ain, Samuel Rubinovitz and David G. Tacelli, who serve as Class III directors, with their terms of office expiring at the 2007 Annual Meeting of Stockholders.

(c)	Matters voted upon and the results of the voting were as follows:

i.	Stockholders voted 48,240,512 shares FOR and 2,790,972 shares WITHHELD from the election of Stephen M. Jennings as a Class I Director. Stockholders voted 48,076,776 shares FOR and 2,954,708 shares WITHHELD from the election of Robert E. Moore as a Class I Director.

ii.	Stockholders voted 42,961,040 shares FOR, 8,041,988 AGAINST and 28,456 shares ABSTAINED regarding the vote to approve an amendment to the Articles of Organization of the Company to increase the number of authorized shares of common stock, par value $.05 per share, from 100,000,000 shares to 200,000,000 shares.

iii.	Stockholders voted 50,857,383 shares FOR, 147,389 shares AGAINST, and 26,712 shares ABSTAINED regarding the vote to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its 2006 fiscal year.

Item 6.	Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 10.19 Amendment 7 to Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of Massachusetts (Exhibit 10(EE) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2001)

(ii)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(iii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On October 26, 2005, the Company furnished a current report on Form 8-K under Item 2 (Costs Associated with Exit or Disposal Activities) describing its reorganization actions for the fiscal quarter ended October 31, 2005.

(ii)	On September 29, 2005, the Company furnished a current report on Form 8-K under Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers), describing and furnishing the press release announcing the appointment of a new Chief Executive Officer effective November 1, 2005.

(iii)	On August 25, 2005, the Company furnished a current report on Form 8-K under Item 12 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended July 31, 2005, which press release included its consolidated financial statements for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: December 12, 2005	By:	/s/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)