Form 10-K/A
period 2005-07-31
LTX CORP
filed 2006-01-20
CIK 357020

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

For Annual and Transition Reports Pursuant to

Sections 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2005 was $354,950,551.

Number of shares outstanding of each of the issuer’s classes of Common Stock as of September 29, 2005:

Common Stock, Par Value $0.05 Per Share, 61,536,392 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

LTX Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2005, as originally filed with the Securities and Exchange Commission ( the “SEC”) on October 11, 2005, for the sole purpose of correcting inadvertent omissions from the Section 302 certifications. This Amendment No. 1 on Form 10-K/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

2

TABLE OF CONTENTS

INDEX TO EXHIBITS

Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302

3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX Corporation

By:	/S/ MARK J. GALLENBERGER
Vice President and Chief Financial Officer

January 20, 2006

4

INDEX TO EXHIBITS

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002