Form 10-Q
period 2006-01-31
LTX CORP
filed 2006-03-13
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 03, 2006
Common Stock, $0.05 par value per share	61,707,188 shares

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2006	July 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,303	$55,269
Marketable securities	136,223	122,205
Accounts receivable, net of allowances	21,145	19,776
Accounts receivable – other	4,009	5,497
Inventories	34,983	41,181
Prepaid expense	5,168	4,942

Total current assets	240,831	248,870
Property and equipment, net	41,281	47,135
Goodwill	14,762	14,762
Other intangible assets	1,050	1,400
Other assets	4,208	4,225

Total assets	$302,132	$316,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$65,272	$606
Accounts payable	21,980	27,934
Deferred revenues and customer advances	2,295	2,712
Deferred gain on leased equipment	1,926	2,215
Other accrued expenses	30,922	32,446

Total current liabilities	122,395	65,913
Long-term debt, less current portion	83,020	147,687
Other long-term liabilities	2,904	1,616
Stockholders’ equity:
Common stock	3,086	3,077
Additional paid-in capital	560,850	558,192
Unrealized loss on marketable securities	(1,764)	(1,563)
Accumulated deficit	(468,359)	(458,530)

Total stockholders’ equity	93,813	101,176

Total liabilities and stockholders’ equity	$302,132	$316,392

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Net product sales	$39,484	$18,559	$76,304	$53,302
Net service sales	8,319	8,477	16,450	16,767

Net sales	47,803	27,036	92,754	70,069
Cost of sales (includes stock-based compensation expense of $45 for Q2 FY06; $0 for Q2 FY05; $88 for YTD FY06; $0 for YTD FY05)	25,325	19,883	51,581	48,117
Inventory related provision	221	—	221	47,457

Gross profit (loss)	22,257	7,153	40,952	(25,505)
Engineering and product development expenses (includes stock-based compensation expense of $289 for Q2 FY06; $0 for Q2 FY05; $520 for YTD FY06; $0 for YTD FY05)	13,383	17,894	28,549	35,534
Selling, general and administrative expenses (includes stock-based compensation expense of $884 for Q2 FY06; $0 for Q2 FY05; $1,314 for YTD FY06; $0 for YTD FY05)	7,383	8,052	14,455	15,931
Reorganization costs	1,877	—	6,104	3,115

Loss from operations	(386)	(18,793)	(8,156)	(80,085)
Other income (expense):
Interest expense	(2,462)	(1,708)	(4,387)	(3,371)
Investment income	1,402	1,318	2,714	2,600

Net loss	$(1,446)	$(19,183)	$(9,829)	$(80,856)

Net loss per share:
Basic	$(0.02)	$(0.31)	$(0.16)	$(1.32)
Diluted	(0.02)	(0.31)	(0.16)	(1.32)
Weighted-average common shares used in computing net loss per share:
Basic	61,566	61,040	61,550	61,029
Diluted	61,566	61,040	61,550	61,029
Comprehensive loss:
Net loss	$(1,446)	$(19,183)	$(9,829)	$(80,856)
Unrealized gain (loss) on marketable securities	213	(1,038)	(201)	(648)

Comprehensive loss	$(1,233)	$(20,221)	$(10,030)	$(81,504)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,829)	$(80,856)
Add (deduct) non-cash items:
Stock-based compensation	1,922	—
Depreciation and amortization	7,313	9,333
Charge for inventory related provision	221	47,457
Other	476	(3)
(Increase) decrease in:
Accounts receivable	113	23,013
Inventories	6,334	(19,470)
Prepaid expenses	(236)	3,318
Other assets	14	(462)
Increase (decrease) in:
Accounts payable	(5,955)	(20,502)
Accrued expenses	(589)	(1,927)
Deferred revenues and customer advances	(704)	(1,514)

Net cash used in operating activities	(920)	(41,613)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(47,874)	(44,487)
Proceeds from sale of marketable securities	33,655	46,214
Purchases of property and equipment	(1,696)	(7,283)

Net cash used in investing activities	(15,915)	(5,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	418	153
Employees’ stock purchase plan	326	740
Payments of short-term notes payable, net	—	(108)
Payments of long-term debt	—	(107)

Net cash provided by financing activities	744	678
Effect of exchange rate changes on cash	125	(149)

Net decrease in cash and cash equivalents	(15,966)	(46,640)
Cash and cash equivalents at beginning of period	55,269	95,112

Cash and cash equivalents at end of period	$39,303	$48,472

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,314	$2,890

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2005. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended January 31, 2006 are not necessarily indicative of future trends or our results of operations for the entire year.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, (SAB 104), “Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and six months ended January 31, 2006 and 2005.

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

Accounting for Stock-Based Compensation

The Company has five active stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The STI 2000 Plan, 2004 Plan, 2001 Plan, 1999 Plan, and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan, 2001 Plan and 1999 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and they allow both restricted stock awards and stock awards. Options under the plans are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of our stock options is 10 years. Our policy of issuing shares is to either buy shares in the open market or issue new shares. Our general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones which management believes will be achieved no later than fiscal year 2008. We are expensing these options based on an accelerated vesting schedule over the performance period. These options will vest in 4 years regardless of the milestones being achieved. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (RSU’s). Of the 983,600 RSU’s, the vesting for 742,600 is tied to certain profit break-even milestones for executives, which management believes the first milestone will be achieved at the end of fiscal 2006. The remaining 241,000 RSU’s are service vesting for key employees over a four year period which can be accelerated if the Company achieves the profit break-even milestones earlier than the scheduled vesting dates.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the three and six months ended January 31, 2006 the Company recorded expense of approximately $1.2 million, and $1.9 million, respectively, in connection with its share-based payment awards. As of January 31, 2006, there is approximately $8.0 million of unrecognized compensation expense related to share based payments to employees that will be recognized over the next 16 quarters. The adoption of SFAS No. 123R had no effect on the consolidated statement of cash flows for the three and six months ended January 31, 2006.

The Company adopted SFAS No. 123R under the modified prospective method. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on August 1, 2005. Options granted prior to August 1, 2005 were valued using a binomial Black-Scholes model at the date of grant. Options granted subsequent to the adoption of SFAS No. 123R were valued using a trinomial lattice model.

The Company chose a trinomial lattice model upon adoption of SFAS No. 123R versus the binomial Black-Scholes method used for the periods prior to the adoptions of SFAS No. 123R for the following reasons: 1) the trinomial lattice supports a changing volatility assumption with little computation complexity and 2) the trinomial lattice accounts for changing employee behavior as the stock price changes, as behavior is solely represented by a time component. The use of a lattice model captures the observed pattern of increasing rates of exercise as the stock price increases. The Black-Scholes model does not contain the interaction among economic and behavioral assumptions. The volatility assumption used in our trinomial lattice model uses a term structure of expected volatilities reflecting a 1-to-10 year average volatility based on historical stock prices. Our volatility assumption is redeveloped quarterly and calculated using the stock price history ending on the last day of the prior quarter. The forfeiture assumption is based on our historical employee behavior over the last 15 years, which is largely driven by stock price increase.

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

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended January 31, 2005:

	Three months ended January 31, 2005	Six months ended January 31, 2005
Net loss:
As reported	$(19,183)	$(80,856)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, pro forma	2,059	10,849

Pro forma	$(21,242)	$(91,705)

Net loss per share:
Basic
As reported	$(0.31)	$(1.32)
Pro forma	$(0.35)	$(1.50)
Diluted
As reported	$(0.31)	$(1.32)
Pro forma	$(0.35)	$(1.50)

Weighted-average assumptions used in determining fair value of option grants:

	Six months ended January 31,
	2006 (1)	2005 (2)
Volatility	59 - 86%	87%
Dividend yield	0%	0%
Risk-free interest rate	4.29 - 4.75%	4.28%
Expected life of options	7.21 years	8.78 Years

(1)	Assumptions used in trinomial option-pricing model valuation.

(2)	Assumptions used in Black-Scholes valuation.

Stock option activity for the three months ended January 31, 2006:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	9,938,615	$10.17
Granted	114,500	3.83
Exercised	(113,838)	3.70
Forfeited	(849,123)	12.46

Options outstanding, end of period	9,090,154	9.97

Options exercisable	7,657,931	10.91

Options available for grant	3,444,914

Weighted average fair value of options granted during period		$3.91

As of January 31, 2006, the status of the Company’s outstanding and exercisable options is as follows:

		Options Outstanding		Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00–4.63	1,042,306	6.7	$3.57	547,514	$3.22
4.64–9.25	3,567,995	6.6	6.80	2,630,564	7.28
9.26–13.88	3,399,150	5.9	12.78	3,399,150	12.78
13.89-18.50	766,703	4.7	15.43	766,703	15.43
18.51-23.13	258,000	4.8	21.07	258,000	21.07
23.14-27.75	17,000	5.8	26.20	17,000	26.20
27.76-32.38	3,000	5.3	28.34	3,000	28.34
32.39-37.00	20,500	4.3	33.63	20,500	33.63
41.63-46.25	15,500	4.1	46.25	15,500	46.25

	9,090,154	6.1	$9.97	7,657,931	$10.91

Not included in the Stock Option Activity table above are 983,600 restricted stock units that were granted during the three months ended January 31, 2006 but remain unvested as of January 31, 2006.

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the six months ended January 31, 2006 and 2005:

	Six Months Ended January 31,
Product Warranty Activity	2006	2005
	(in thousands)
Balance at beginning of period	$2,543	$4,394

Warranty expenditures for current period	(1,827)	(3,377)

Changes in liability related to pre-existing warranties	—	(707)
Provision for warranty costs in the period	1,759	2,271

Balance at end of period	$2,475	$2,581

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net loss	$(1,446)	$(19,183)	$(9,829)	$(80,856)
Basic EPS
Basic common shares	61,566	61,040	61,550	61,029
Basic EPS	$(0.02)	$(0.31)	(0.16)	$(1.32)
Diluted EPS
Basic common shares	61,566	61,040	61,550	61,029
Plus: Impact of stock options	—	—	—	—

Diluted common shares	61,566	61,040	61,550	61,029
Diluted EPS	$(0.02)	$(0.31)	$(0.16)	$(1.32)

At January 31, 2006 and 2005, options to purchase 9,090,154 shares and 7,554,785 shares of common stock, respectively, were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

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

Gross unrealized gains and losses for the three months ended January 31, 2006 and January 31, 2005 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no impairment losses recorded for the three and six months ended January 31, 2006 and January 31, 2005.

At January 31, 2006, cash balances of approximately $1.0 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and includes materials, labor and manufacturing overhead. Inventories consisted of the following at:

	January 31, 2006	July 31, 2005
	(in thousands)
Raw materials	$25,613	$26,101
Work-in-progress	2,635	4,668
Finished goods	6,735	10,412

	$34,983	$41,181

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of January 31, 2006 and 2005, our inventory is stated net of inventory reserves of $82.7 million and $121.9 million, respectively. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. There were $1.6 million and $0.5 million in sales of previously written off inventory for the three months ended January 31, 2006 and 2005 respectively, and $2.4 million and $0.5 million for the six months ended January 31, 2006 and 2005 respectively. The $1.6 million and the $2.4 million recorded for the three and six months ended January 31, 2006 represents the gross cash received from the customer. The net incremental gross margin and net income for these transactions of $0.2 million and $0.3 million for the three and six months ended January 31, 2006 and $0.5 million for the three and six months ended January 31, 2005, did not have a significant impact on normal operating margins and the results.

Property and Equipment

Property and equipment are summarized as follows:

(in thousands)	January 31, 2006	July 31, 2005	Depreciable Life In Years
Machinery, equipment and internal manufactured systems	$125,510	$129,140	3-7
Office furniture and equipment	5,610	5,677	3-7
Leasehold improvements	6,348	6,321	10 or term of lease

	137,468	141,138
Less: Accumulated depreciation and amortization	(96,187)	(94,003)

	$41,281	$47,135

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. There were no significant impairment losses for the three and six months ended January 31, 2006 and January 31, 2005.

Goodwill and Other Intangibles

The Company follows the provisions of Statement No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Intangible assets are recorded at historical cost. Intangible assets acquired in an acquisition, including purchased research and development, are recorded under the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition. Management uses a discounted cash flow analysis to test goodwill, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. If the carrying value of the Company’s net asset is in excess of the present value of the expected future cash flows, the carrying value of goodwill is written down to fair value in the period identified. Definitive useful life assets are tested for impairment under the provision of SFAS No. 144.

Goodwill totaling $14.8 million at each of January 31, 2006 and July 31, 2005, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at January 31, 2006 and July 31, 2005:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
January 31, 2006	$2,800	$1,750	$1,050	4 years
July 31, 2005	$2,800	$1,400	$1,400	4 years

Amortization expense for each of the six months ended January 31, 2006 and 2005 was $350,000. The estimated aggregate amortization expense for the remainder of fiscal 2006 is $350,000 and $700,000 for fiscal year 2007.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales for the three and six months ended January 31, 2006 and 2005, along with the long-lived assets at January 31, 2006 and July 31, 2005, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
	(In thousands)
Net Sales:
United States	$17,130	$11,817	$39,875	$21,294
Singapore	21,111	6,455	30,262	28,297
Taiwan	2,995	4,067	5,021	7,386
Japan	391	1,125	622	3,862
All other countries	6,176	3,572	16,974	9,230

Total Net Sales	$47,803	$27,036	$92,754	$70,069

	January 31, 2006	July 31, 2005
	(in thousands)
Long-lived Assets:
United States	$54,536	$58,157
Singapore	653	1,996
Taiwan	619	670
Japan	16	22
All other countries	219	1,052

Total Long-lived Assets	$56,043	$61,897

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to a Europe workforce reduction, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 million reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood facility. The Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $0.4 million of cash payments relating to the $1.9 million reorganization charge were made during the quarter ended January 31, 2006. Of the remaining $1.5 million, $0.5 million will be paid out over the next six months and the balance of $1.0 million will be paid out over fiscal years 2007, 2008 and 2009.

As a result of the United Kingdom restructuring, the Company recorded a $1.7 million adjustment to retained earnings and other long term liabilities relating to prior period pension curtailment costs, which the Company deemed to be immaterial to the prior period financial results. In addition, the Company recorded a $0.4 million pension charge to other long term liabilities in the current period.

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

In the first quarter of fiscal 2005, the Company’s major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. These conditions continued into the second quarter of fiscal 2005. As a result of the shorter than expected upturn in business conditions, and the completion of the Company’s transition to its second generation Fusion, the Company deemed it appropriate to make an adjustment to its inventory and recorded a $47.5 million excess and obsolete inventory provision, primarily related to Fusion HF, in the quarter ended January 31, 2005.

The following table sets forth the Company’s restructuring accrual activity for fiscal 2005 and the six months ended January 31, 2006:

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2004	$—	$—	$—	$—	$—
Additions to expense	5.5	4.6	3.5	18.1	31.7
Elimination of deferred gain	—	2.8	—	—	2.8
Non-cash utilization	—	—	—	(18.1)	(18.1)
Cash paid	(4.8)	(0.8)	(0.8)	—	(6.4)

Balance July 31, 2005	$0.7	$6.6	$2.7	$—	$10.0

Additions to expense	$4.7	$—	$1.3	$0.1	$6.1
Elimination of deferred gain	—	(0.8)	—	—	(0.8)
Non-cash utilization	—	—	(0.8)	(0.1)	(0.9)
Cash paid	(1.9)	(0.9)	(0.7)	—	(3.5)

Balance January 31, 2006	$3.5	$4.9	$2.5	$—	$10.9

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2006 or July 31, 2005.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2006 or July 31, 2005.

On December 21, 2005, the Company signed a new lease for the Westwood, Massachusetts facility to move to nearby Norwood, Massachusetts. The new ten year lease will begin on July 1, 2006 with rent payments of $794,958 per year for the first three years, $855,848.40 for the second three year period, and $921,813 per year for the remaining four years. The old Westwood lease rent payments of $1,800,636 per year will terminate in June, 2006.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at January 31, 2006, are as follows:

Year ended July 31,	(in thousands) Amount
2006	$4,992
2007	6,219
2008	2,483
2009	1,225
2010	1,055
Thereafter	5,348

Total minimum lease payments	$21,322

6. LONG TERM DEBT

On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of new notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of outstanding notes due August 2007. Please refer to the Company’s current report on Form 8K filed on November 14, 2005 for further details. As of January 31, 2006, the outstanding principal balance of the 4.25% Convertible Subordinated Notes was $61.1 million. In addition, $27.2 million of new notes are due in August 2007.

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

The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during fiscal year 2004. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005, which continued into our second fiscal quarter. Although the Company experienced improved order levels in our third and fourth fiscal quarters of 2005 and continued growth in the first and second quarters of fiscal 2006 it is unclear whether the industry will continue this period of sustained growth.

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. Our engineering and development expense decreased sequentially on a quarterly basis during fiscal 2005 as second generation Fusion product development projects were completed. Engineering and development expense for the second quarter of fiscal 2005 was $17.9 million compared to $13.4 million in the second quarter of fiscal 2006. Engineering and development expenses were $28.5 million and $35.5 million for the six months ended January 31, 2006 and 2005, respectively. The decrease in quarterly expenditure is a result of the completion of second generation Fusion product development projects for Fusion HFi, CX, EX and more recently the Fusion MX in first quarter fiscal 2006. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of the most advanced semiconductor devices in a cost-efficient manner. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

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

On October 25, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 14% from administration, 7% from manufacturing and 5% were from sales and marketing. The Company took these further actions based on a continuing review of its business plans and operations. The Company expects to realize annual savings in operating expenses of approximately $8.0 million as a result of these actions. The Company is also reducing its operations located in the United Kingdom.

For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to Europe workforce reductions, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood facility. The Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $0.4 of cash payments relating to the $1.9 million reorganization charge were made during the quarter ended January 31, 2006. Of the remaining $1.5 million, $0.5 million will be paid out over the next six months and the balance of $1.0 will be paid out over fiscal years 2007, 2008 and 2009. The Company expects to realize $0.8 million in annualized savings from the facility related actions beginning in the quarter ending July 31, 2006. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. For the six months ended January 31, 2006, there have been no changes to these critical accounting policies.

Effective August 1, 2005, we adopted accounting rules (SFAS No. 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees using the modified prospective transition method. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the quarter ended January 31, 2006, we recorded approximately $1.2 million of expense associated with share-based payments attributable to employee stock options for the three months, and $1.9 million for the six months period.

A trinomial lattice option pricing model was applied to stock options that we granted subsequent to our adoption of SFAS No. 123R, however the majority of the stock option expense recorded in the quarter ended January 31, 2006 relates to the continued vesting of stock options that were granted prior to August 1, 2005. In accordance with the transition provisions of SFAS No. 123R, the grant date estimates of fair value associated with prior awards, which were calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	53.0	73.5	55.6	68.7
Inventory Related Provision	0.4	—	0.2	67.7

Gross profit	46.6	26.5	44.2	(36.4)
Engineering and product development expenses	28.0	66.3	30.8	50.7
Selling, general and administrative expenses	15.4	29.8	15.6	22.7
Reorganization costs	3.9	—	6.6	4.5

Loss from operations	(0.7)	(69.5)	(8.8)	(114.3)
Other income (expense):
Interest expense	(5.2)	(6.3)	(4.7)	(4.8)
Investment income	2.9	4.8	2.9	3.7

Net loss	(3.0)%	(70.9)%	(10.6)%	(115.4)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three and Six Months Ended January 31, 2006 Compared to the Three and Six Months Ended January 31, 2005.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended January 31, 2006 increased 76.8% to $47.8 million as compared to $27.0 million in the same quarter of the prior year. Net sales also increased quarter over quarter, increasing by 6.2% or

$2.9 million from the first quarter of fiscal year 2006. Net sales for the six months ended January 31, 2006 were $92.7 million as compared to $70.1 million for the six months ended January 31, 2005, a 32.4 % increase. The increase in net sales from first quarter fiscal 2006 reflects a continued upward trend in demand for semiconductor test equipment which began in the Company’s third quarter of fiscal 2005 and has continued into our second quarter of fiscal 2006.

Service revenue accounted for $8.3 million, or 17.4% of net sales, and $8.5 million, or 31.4% of net sales, for the three months ended January 31, 2006 and 2005, respectively, and $16.5 million or 17.7% net sales, and $16.8 million, or 23.9% net sales, for the six months ended January 31, 2006, and 2005, respectively. Geographically, sales to customers outside of the United States were 64.2% and 56.3% of net sales for the three months ended January 31, 2006 and January 31, 2005, respectively and, 57%, and 69.6%, for the six months ended January 31, 2006 and 2005, respectively.

Gross Profit Margin; Inventory Related Provision. The gross profit margin was $22.3 million or 46.6% of net sales in the three months ended January 31, 2006, as compared to $7.2 million or 26.5% of net sales in the same quarter of the prior year. For the six months ended January 31, 2006, the gross profit margin was $41.0 million or 44.2% of net sales as compared to ($25.5 million) or (36.4%) for the six months ended January 31, 2005. The increase in the gross profit margin is primarily a result of the inventory related provision recorded in fiscal 2005 that did not recur in fiscal 2006. Included in the gross profit margin for the six months ended January 31, 2005 is an inventory related provision of approximately $47.5 million. The impact of the inventory provision reduced gross profit margin from positive 31.3% to negative 36.4% in the six months ended January 31, 2005. The improvement in gross margin when comparing our second quarter of fiscal 2006 to the second quarter fiscal 2005 excluding the inventory related provision is due to a more favorable product mix of higher end configuration within the HFi series, a larger percentage of our newer X series products and the impact of our cost reduction actions to lower fixed overhead expenses initiated during fiscal 2005.

The Company recorded a $47.5 million inventory related provision in the first quarter of fiscal 2005. The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. As a result of the shorter than expected upturn in business conditions in fiscal 2004, and the completion of the Company’s transition to its second generation Fusion, we deemed it appropriate to make an adjustment to our inventory and recorded a $47.5 million excess and obsolete inventory provision. Of the $47.5 million reserve, approximately 90% was related to first generation Fusion and consisted of raw materials, work-in-process and finished goods. The remaining 10% was related to excess second generation Fusion products and was made to more accurately reflect the Company’s assessment of current product demand. There were $1.6 million and $0.5 million in sales of previously written off inventory for the three months ended January 31, 2006 and 2005 respectively, and $2.4 million and $0.5 million for the six months ended January 31, 2006 and 2005 respectively. The $1.6 and the $2.4 million recorded for the three and six months ended January 31, 2006 represents the gross cash received from the customer. The net incremental gross margin and net income for these transactions of $0.2 million and $0.3 million for the three and six months ended January 31, 2006 and $0.5 million for the three and six months ended January 31, 2005 did not have a significant impact on normal operating margins and the results.

Engineering and Product Development Expenses. Engineering and product development expenses were $13.4 million, or 28.0% of net sales, in the three months ended January 31, 2006, as compared to $17.9 million, or 66.2% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2006, engineering and product development expenses were $28.5 million, or 30.8%, as compared to $35.5 million, or 50.7% for the same period of the prior year. The decrease in engineering and product development expenses for the three and six months ended January 31, 2006 as compared to the three and six months ended January 31, 2005 is principally a result of completion of second generation Fusion product development projects for Fusion HFi, CX and EX which enabled us to initiate workforce reductions in fiscal year 2006 and 2005. Additionally, we have been able to leverage and re-use X series engineering development across a broader range of applications than in the past with our Fusion HF and HFi products. This has resulted in more efficient use of engineering resources and lower costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.4 million, or 15.4% of net sales, in the three months ended January 31, 2006, as compared to $8.1 million, or 29.8% of net sales, in the same quarter of the prior year, a decrease of $0.7 million. For the six months ended January 31, 2006, selling, general and administrative expenses were $14.5 million, or 15.6%, as compared to $15.9 million, or 22.7% for the same period of the prior year, a decrease of $1.4 million. The decrease in selling, general and administrative expenses for the three and six months ended January 31, 2006 was principally a result of our cost reduction actions taken in fiscal year 2005 and the quarter ended October 31, 2005.

Reorganization Costs. For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to Europe workforce reductions, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood, Massachusetts facility. The Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $0.4 of cash payments relating to the $1.9 million reorganization charge were made during the quarter ended January 31, 2006. Of the remaining $1.5 million, $0.5 million will be paid out over the next nine months and the balance of $1.0 will be paid out over fiscal years 2007, 2008 and 2009. The Company expects to realize $0.8 million in annualized savings from the facility related actions beginning in the quarter ended July 31, 2006. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

On October 25, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 14% from administration, 7% from manufacturing and 5% were from sales and marketing. The Company took these actions based on a continuing review of its business plans and operations. The Company expects to realize annual savings in operating expenses of approximately $8.0 million as a result of these actions. For the quarter ended October 31, 2005, the Company recorded a reorganization charge relating to workforce reductions and the separation agreement with its Chief Executive Officer of $4.2 million, of which $2.3 million consisted of severance costs relating to a worldwide workforce reduction and a $1.9 million charge relating to the separation of the Company’s Chief Executive Officer. The $2.3 million severance charge will be paid out in cash over the next two fiscal quarters. The separation agreement with the Company’s Chief Executive Officer has a $1.2 million cash component, and a non-cash component consisting of the acceleration of stock option expensing of $0.7 million. For more information, please refer to the Company’s current reports of Form 8K filed on October 27, 2005 and November 4, 2005.

The Company recorded a reorganization charge in the quarter ended October 31, 2004, of $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 million related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net of any rental income.

Interest Expense. Interest expense was $2.5 million for the three months ended January 31, 2006 as compared to $1.7 million for the three months ended January 31, 2005. For the six months ended January 31, 2006, interest expense was $4.4 million and $3.4 million for the same period prior year. Interest expense for the three and six months ended January 31, 2006 relates to the Company’s $88.3 million 4.25% Convertible Subordinated Notes and the Company’s $60.0 million five year term loan with a commercial lender. Interest expense for the three and six months ended January 31, 2005 is the interest expense for the 4.25% Convertible Subordinated Notes. In fiscal 2005, the Company repurchased $61.7 million of 4.25% convertible debt and replaced that debt with a five year term loan at prime rate. The increase in the interest expense for the three and six month periods is principally a result of the higher interest rate on the $60.0 million term loan.

Investment Income. Investment income was $1.4 million for the three months ended January 31, 2006, as compared to $1.3 million for the three months ended January 31, 2005. For the six months ended January 31, 2006, investment income was $2.7 million as compared to $2.6 million for the same period of the prior year. Investment income was higher in the three and six months ended January 31, 2006 than the same period of the prior year as a result of higher average intra quarter cash and cash equivalents and marketable securities balances and improving interest rates.

Income Tax. For the three and six months ended January 31, 2006 and 2005, the Company recorded no income tax benefit due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at January 31, 2006 and 2005 and our cumulative loss position at those dates, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets.

Net Loss. Net loss was $1.4 million, or $0.02 per diluted share, in the three months ended January 31, 2006, as compared to a net loss of $19.2 million, or $0.31 per diluted share, in the same quarter of the prior year. The $17.8 million improvement on the net loss line was principally due to higher net sales, a more favorable product mix of X series and high end configuration HFi products and lower operating expenses as a result of our cost reduction and reorganization actions.

For the six months ended January 31, 2006, net loss was $9.8 million, as compared to a net loss of $80.9 million for the same period of the prior year. The decrease in the net loss for the six months ended January 31, 2006 from the six months ended January 31, 2005 was principally due to the $47.5 million inventory related provision recorded in the quarter ended October 31, 2004; the $3.1 million reorganization charge recorded in the quarter ended October 31, 2004; the increase in gross margin due to a more favorable product mix and lower operating expenses as a result of our cost reduction and reorganization actions.

Liquidity and Capital Resources

At January 31, 2006, the Company had $175.5 million in cash and cash equivalents and marketable securities and net working capital of $118.4 million, as compared to $177.5 million of cash and cash equivalents and marketable securities and $183.0 million of net working capital at July 31, 2005. The slight decrease in the cash and cash equivalents and marketable securities was due primarily to cash used for operations of $0.9 million and gross capital expenditures of $1.7 million. Working capital decreased from July 31, 2005 as a result of $61.0 million of 4.25% convertible debt moving from a long term liability classification to current as of August 2005. Accounts receivable from trade customers, net of allowances, was $21.1 million at January 31, 2006, as compared to $19.8 million at July 31, 2005. The principal reason for the $1.3 million increase in accounts receivable is a result of increased sales. The allowance for sales returns and doubtful accounts was $1.9 million, or 8.3% of gross trade accounts receivable, at January 31, 2006 and $1.9 million, or 8.8% of gross trade accounts receivable at July 31, 2005. Accounts receivable from other sources decreased $1.5 million to $4.0 million at January 31, 2006, as compared to $5.5 million at July 31, 2005. The decrease was attributed to the decrease in the sales and increased cash collections of component inventory to our outsource suppliers.

Net inventories decreased by $6.2 million to $35.0 million at January 31, 2006 as compared to $41.2 million at July 31, 2005. The decrease was primarily due to the increase in tester sales.

Prepaid expense increased by $0.3 million to $5.2 million at January 31, 2006 as compared to $4.9 million at July 31, 2005. The increase was attributed to the renewal of several insurance policies.

Capital expenditures totaled $1.7 million for the six months ended January 31, 2006, as compared to $7.3 million for the six months ended January 31, 2005. The principal reason for the $5.6 million decrease in expenditures is attributed to the lower capital cost required to support our newer X series products, as compared to the HFi and HF testers that carry a higher capital cost than the X series testers.

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

The Company has a second credit facility with another lender for a revolving credit line of $20.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the bank’s prime rate or (ii) LIBOR plus 100 basis points. The agreement expires on April 24, 2006.

In August 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, we may redeem any of the notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, we may redeem any of the notes at designated redemption prices, plus accrued interest. The notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method of amortization, which approximates the effective interest method, over the term of the notes. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance of the notes for a purchase price of $60.0 million. The expense amortization recorded in the fourth quarter of fiscal 2005 as a result of the repurchase of the notes was $0.4 million. On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of new notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of outstanding notes due August 2007. Please refer to the Company’s current report on Form 8K filed on November 14, 2005 for further details. As of January 31, 2006, the outstanding principal balance of the 4.25% Convertible Subordinated Notes was $61.1 million. In addition, $27.2 million of new notes are due in August 2007.

The Company operates in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. To mitigate the risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents, marketable securities and cash flows expected to be generated by future operating activities, our ready access to capital markets for competitively priced instruments and funds available under our credit facilities, will be sufficient to meet our cash requirements over the next twelve to twenty-four months, which includes the payment or restructuring of the outstanding principal of the notes discussed in the preceding paragraph.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% Convertible Subordinated Notes, with $61.1 million due in August 2006 and $27.2 million due in August 2007. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002.

The aggregate outstanding amount of the contractual obligations is $185.3 million as of January 31, 2006. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at January 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2006	2007 –2008	2009 –2010	Thereafter
Convertible Subordinated Notes (including interest)	$94,487	$1,876	$92,611	$—	$—
Term Loan (including interest)	72,470	3,458	30,955	38,057	—
Operating Leases	21,322	4,992	8,702	2,280	5,348

Total Contractual Obligations	$185,279	$10,326	$132,268	$40,337	$5,348

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 47% of our net sales in fiscal 2005 and 58% of our net sales in fiscal 2004. Sales to our ten largest customers accounted for 84.7% of revenues for the six months ended January 31, 2006 and 78.7% in the same six months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be negatively impacted.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 64.2% of our revenues for the six months ended January 31, 2006 and 69.6% of our revenues for the six months ended January 31, 2005. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on January 31, 2006, our closing stock price ranged from a low of $3.29 to a high of $6.61. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We have $88.3 million principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) with $61.1 million due August 2006 and $27.2 million due in August 2007, as well as $60.0 million in principal outstanding under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 10.8+ Summary of Executive Bonus Plan

(ii)	Exhibit 10.20+ Form of Restricted Stock Unit Agreement (performance vested)

(iii)	Exhibit 10.21 Form of Restricted Stock Unit Agreement (time vested)

(ii)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(iii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On December 21, 2005, the Company furnished a current report on Form 8-K under Item 1.01 (Entry into a Material Definitive Arrangement), Item 1.02 (Termination of a Material Definitive Agreement), Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant), and Item 2.05 (Costs Associated with Exit or Disposal Activities) describing and filing a Lease entered into in connection with the relocation of the Company’s corporate headquarters and related agreements.

(ii)	On December 5, 2005, the Company furnished a current report on Form 8-K under Item 1.01 (Entry into a Material Definitive Agreement) describing compensation arrangements with the Company’s Chief Executive Officer, changes to the Executive Bonus Plan and Equity Awards to the executive officers.

(iii)	On November 17, 2005, the Company furnished a current report on Form 8-K under Item 2.02 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended October 31, 2005, which press release included its consolidated financial statements for the period.

(iv)	On November 14, 2005, the Company furnished a current report on Form 8-K under Item 1.01 (Entry into a Material Definitive Agreement), Item 2.03 (Creation of a Direct Financial Obligation Under an Off-Balance Sheet Arrangement of a Registrant), and Item 3.02 (Unregistered Sales of Equity Securities) describing an Exchange Agreement and Indenture entered into in connection with the exchange of approximately $27.2 million of 4 1/4 % Convertible Subordinated Notes due August 2006 for 4 1/4% Convertible Subordinated Notes due 2007.

(v)	On November 10, 2005, the Company furnished a current report on Form 8-K under Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) describing and furnishing the press release announcing changes in the Company’s Board of Directors.

(vi)	On November 4, 2005, the Company furnished a current report on Form 8-K under Item 1.01 (Entry into a Material Definitive Agreement) describing and furnishing a Separation Agreement entered into with Roger W. Blethen, the Company’s former Chief Executive Officer.

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: March 13, 2006	By:	/s/ Mark J. Gallenberger
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)