Form 10-K/A
period 2005-07-31
LTX CORP
filed 2006-03-17
CIK 357020

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 2

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

Number of shares outstanding of each of the issuer’s classes of Common Stock as of September 29, 2005:

Common Stock, Par Value $0.05 Per Share, 61,536,392 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

LTX Corporation (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2005, as originally filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2005, for the sole purpose of filing a signed report of the Independent Registered Public Accounting Firm. The version of the report filed on October 11, 2005 accidentally omitted the Independent Registered Public Accounting Firm’s conformed signature. This Amendment No. 2 on Form 10-K/A does not change or update the previously reported financial statements or any of the other disclosure contained in the original Form 10-K. In accordance with SEC rules, new certifications relating to this Amendment No. 2 are also being filed herewith.

PART II.

Item 8.	Financial Statements and Supplementary Data

EXHIBIT INDEX

PART II.

Item 8.	Financial Statements and Supplementary Data

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

LTX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock			Unrealized Gain (Loss) On Marketable Securities
	Shares	Amount	Additional Paid-In Capital
Balance at July 31, 2002	49,184,962	$2,599	$403,068	$891
Exercise of stock options	153,474	7	316	—
Acquisition of StepTech, Inc.	1,995,625	100	17,003	—
Issuance of shares under employees’ stock purchase plan and other	299,737	15	1,322	—
Unrealized loss on marketable securities	—	—	—	(140)
Net loss	—	—	—	—

Balance at July 31, 2003	51,633,798	2,721	421,709	751
Exercise of stock options	797,482	40	4,324	—
StepTech escrow share release	144,062	7	1,092	—
Issuance of shares under employees’ stock purchase plan and other	277,821	(126)	2,200	—
Unrealized loss on marketable securities	—	—	—	(857)
Public offering of common stock	8,050,000	403	126,122	—
Net income	—	—	—	—

Balance at July 31, 2004	60,903,163	3,045	555,447	(106)
Exercise of stock options	196,169	11	264
StepTech escrow share release	144,063	7	1,092	—
Issuance of shares under employees’ stock purchase plan and other	288,486	14	1,389	—
Unrealized loss on marketable securities	—	—	—	(1,457)
Net loss	—	—	—	—

Balance at July 31, 2005	61,531,881	$3,077	$558,192	$(1,563)

	Accumulated Deficit	Total Stockholders’ Equity
Balance at July 31, 2002	$(181,025)	$225,533
Exercise of stock options	—	323
Acquisition of StepTech, Inc.	—	17,103
Issuance of shares under employees’ stock purchase plan and other	—	1,337
Unrealized loss on marketable securities	—	(140)
Net loss	(145,068)	(145,068)

Balance at July 31, 2003	(326,093)	99,088
Exercise of stock options	—	4,364
StepTech escrow share release	—	1,099
Issuance of shares under employees’ stock purchase plan and other	—	2,074
Unrealized loss on marketable securities	—	(857)
Public offering of common stock	—	126,525
Net income	1,961	1,961

Balance at July 31, 2004	(324,132)	234,254
Exercise of stock options		275
StepTech escrow share release	—	1,099
Issuance of shares under employees’ stock purchase plan and other	—	1,403
Unrealized loss on marketable securities	—	(1,457)
Net loss	(132,726)	(132,726)

Balance at July 31, 2005	$(456,858)	$102,848

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

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred or services rendered; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is proven technology with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, (5) objective and reliable evidence of the fair value of the undelivered item(s) exists, (6) if the arrangement included a general right of return relative to the delivered item(s),delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company, and (7) if objective and reliable evidence of fair value exists for all units of accounting in the arrangement, the arrangement consideration is allocated based on the relative fair values of each unit of accounting. If the fair value of a delivered item is unknown, but the fair value of undelivered items are known, the residual method is used for allocating arrangement consideration. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the fiscal years ended July 31, 2005 and 2004:

	(in thousands)
Product Warranty Activity	2005	2004
Balance at beginning of period	$4,394	$1,935
Warranty expenditures for current period	(6,186)	(6,933)
Changes in liability related to pre-existing warranties	74	375
Provision for warranty costs in the period	4,261	9,017

Balance at end of period	$2,543	$4,394

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3,185,375 shares were subject to future grant under the 2004 Plan and 15,307 shares were subject to future grant under the U.K. Plan.

Stock Option Activity

	2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	9,035,317	$11.46	8,170,946	$10.36
Granted	2,151,225	5.75	1,722,750	13.51
Exercised	(78,285)	3.13	(797,482)	5.10
Forfeited	(385,252)	10.24	(60,897)	9.51

Options outstanding, end of year	10,723,005	10.40	9,035,317	11.43

Options exercisable	8,600,755	11.69	4,604,552	11.81

Options available for grant	3,206,432		991,432

Weighted average fair value of options granted during year		$3.51		$11.70

	2003
	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	6,557,742	$12.00
Granted	1,865,667	6.11
Exercised	(153,474)	2.10
Forfeited	(98,989)	13.51

Options outstanding, end of year	8,170,946	10.37

Options exercisable	3,892,491	10.71

Options available for grant	2,663,104

Weighted average fair value of options granted during year		$4.61

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2005, the status of the Company’s outstanding and exercisable options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
0.00—4.63	1,057,867	6.5	$3.50	589,717	$3.11
4.64—9.25	4,087,435	7.1	$6.77	2,433,335	$7.63
9.26—13.88	4,103,550	6.1	$12.73	4,103,550	$12.73
13.89—18.50	1,035,203	4.6	$15.37	1,035,203	$15.37
18.51—23.13	272,250	5.3	$21.14	272,250	$21.14
23.14—27.75	27,000	4.4	$26.15	27,000	$26.15
27.76—32.38	9,250	1.9	$28.34	9,250	$28.34
32.39—37.00	33,250	3.4	$33.63	33,250	$33.63
37.01—41.63	37,500	4.6	$37.75	37,500	$37.75
41.64—46.25	59,700	1.4	$46.25	59,700	$46.25

	10,723,005	6.3	$10.40	8,600,755	$11.69

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. QUARTERLY RESULTS OF OPERATIONS (unaudited)

	Year Ended July 31, 2005
	First Quarter (1)	Second Quarter	Third Quarter (2)	Fourth Quarter
	(In thousands, except per share data)
Net sales	$43,033	$27,036	$25,534	$38,928
Gross profit	(32,658)	7,153	6,839	14,934
Net income (loss)	(61,673)	(19,183)	(45,656)	(6,214)
Net income (loss) per share:
Basic	$(1.01)	$(0.31)	$(0.75)	$(0.10)
Diluted	$(1.01)	$(0.31)	$(0.75)	$(0.10)
Accounting for Stock-Based Compensation:
Net income (loss)
As reported	(61,673)	(19,183)	(45,656)	(6,214)
Deduct: Total stock based employee compensations expense determined under fair value based method for all awards, net of related tax effects	3,546	3,900	3,983	14,661

Proforma net income (loss)	(65,219)	(23,083)	(49,639)	(20,875)
Net income (loss) per share:
Basic
As Reported	(1.01)	(0.31)	(0.75)	(0.10)
Proforma	(1.07)	(0.38)	(0.81)	(0.34)
Diluted
As Reported	(1.01)	(0.31)	(0.75)	(0.10)
Proforma	(1.07)	(0.38)	(0.81)	(0.34)
Volatility	88%	87%	58%	88%
Dividend Yield	0%	0%	0%	0%
Risk-free interest rate	4.20%	4.28%	3.74%	4.29%
Expected life of options	8.68 yrs	8.78 yrs	2.73 yrs	8.45 yrs

(1)	Includes reorganization costs of $3.1 million and an inventory charge of $47.5 million.

(2)	Includes reorganization costs of $4.0 million and a fixed asset impairment charge of $24.6 million.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First Quarter	Second Quarter
Net sales	$46,619	$58,415
Gross profit	14,096	23,088
Net income (loss)	(9,806)	(1,435)
Accounting for Stock-Based Compensation:
Net income (loss)
As reported	$(0.19)	$(0.03)
Deduct: Total stock based employee compensations expense determined under fair value based method for all awards, net of related tax effects	$(0.19)	$(0.03)
Net income (loss)	(9,806)	(1,435)
Compensation Expense	4,335	4,404

Proforma net income (loss)	(14,141)	(5,839)
Net income (loss) per share:
Basic
As Reported	(0.19)	(0.03)
Proforma	(0.27)	(0.11)
Diluted
As Reported	(0.19)	(0.03)
Proforma	(0.27)	(0.11)
Volatility	88%	87%
Dividend Yield	0%	0%
Risk-free interest rate	4.33%	4.34%
Expected life of options	9.11 yrs	8.90 yrs

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Third Quarter	Fourth Quarter
Net sales	$70,333	$80,434
Gross profit	29,228	34,717
Net income (loss)	4,306	8,896
Accounting for Stock-Based Compensation:
Net income (loss)
As reported	$0.07	$0.15
Deduct: Total stock based employee compensations expense determined under fair value based method for all awards, net of related tax effects	$0.07	$0.14
Net income (loss)	4,306	8,896
Compensation Expense	4,435	4,466

Proforma net income (loss)	(129)	4,430
Net income (loss) per share:
Basic
As Reported	0.07	0.15
Proforma	(0.00)	0.07
Diluted
As Reported	0.07	0.14
Proforma	(0.00)	0.07
Volatility	87%	87%
Dividend Yield	0%	0%
Risk-free interest rate	4.73%	4.78%
Expected life of options	8.86 yrs	8.83 yrs

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

/s/ Ernst & Young LLP

Boston, Massachusetts

October 7, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP

31.5	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX Corporation

By:	/s/ Mark J. Gallenberger
Vice President and Chief Financial Officer

March 17, 2006