Form 10-Q
period 2006-04-30
LTX CORP
filed 2006-06-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 05, 2006
Common Stock, $0.05 par value per share	61,888,926 shares

LTX CORPORATION

Index

		Page Number
Part I.	FINANCIAL INFORMATION

Item 1.
	Consolidated Balance Sheets April 30, 2006 and July 31, 2005	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended April 30, 2006 and April 30, 2005	4

	Consolidated Statements of Cash Flows for the Three and Nine Months Ended April 30, 2006 and April 30, 2005	5

	Notes to Consolidated Financial Statements	6-14
Item 2.
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-26
Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.
	Controls and Procedures	26

Part II.	OTHER INFORMATION

Item 6.
	Exhibits and Reports on Form 8-K	27

	SIGNATURE	28

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2006	July 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,355	$55,269
Marketable securities	117,486	122,205
Accounts receivable, net of allowances	31,102	19,776
Accounts receivable – other	3,130	5,497
Inventories	33,567	41,181
Prepaid expense	5,147	4,942

Total current assets	253,787	248,870
Property and equipment, net	39,012	47,135
Goodwill	14,762	14,762
Other intangible assets	875	1,400
Other assets	4,065	4,225

Total assets	$312,501	$316,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$67,072	$606
Accounts payable	21,980	27,934
Deferred revenues and customer advances	3,698	2,712
Deferred gain on leased equipment	1,782	2,215
Other accrued expenses	30,119	32,446

Total current liabilities	124,651	65,913
Long-term debt, less current portion	81,220	147,687
Other long-term liabilities	3,000	1,616
Stockholders’ equity:
Common stock	3,087	3,077
Additional paid-in capital	562,633	558,192
Unrealized loss on marketable securities	(1,872)	(1,563)
Accumulated deficit	(460,218)	(458,530)

Total stockholders’ equity	103,630	101,176

Total liabilities and stockholders’ equity	$312,501	$316,392

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Net product sales	$48,103	$18,090	$124,407	$71,392
Net service sales	8,236	7,444	24,686	24,211

Net sales	56,339	25,534	149,093	95,603
Cost of sales (includes stock-based compensation expense of $42 for Q3 FY06; $0 for Q3 FY05; $130 for YTD FY06; $0 for YTD FY05)	26,859	18,695	78,440	66,812
Inventory related provision	—	—	221	47,457

Gross profit	29,480	6,839	70,432	(18,666)
Engineering and product development expenses (includes stock-based compensation expense of $288 for Q3 FY06; $0 for Q3 FY05; $808 for YTD FY06; $0 for YTD FY05)	12,829	16,491	41,378	52,025
Selling, general and administrative expenses (includes stock-based compensation expense of $1,104 for Q3 FY06; $0 for Q3 FY05; $2,418 for YTD FY06; $0 for YTD FY05)	7,765	7,316	22,220	23,247
Reorganization costs	—	28,611	6,104	31,726

Income (loss) from operations	8,886	(45,579)	730	(125,664)
Other income (expense):
Interest expense	(2,344)	(1,546)	(6,731)	(4,917)
Investment income	1,599	1,469	4,313	4,069

Net Income (loss)	$8,141	$(45,656)	$(1,688)	$(126,512)

Net income (loss) per share:
Basic	$0.13	$(0.75)	$(0.03)	$(2.07)
Diluted	0.13	(0.75)	(0.03)	(2.07)
Weighted-average common shares used in computing net income (loss) per share:
Basic	61,734	61,216	61,619	61,090
Diluted	62,088	61,216	61,619	61,090
Comprehensive income (loss):
Net income (loss)	$8,141	$(45,656)	$(1,688)	$(126,512)
Unrealized gain (loss) on marketable securities	(108)	(602)	(309)	(1,250)

Comprehensive income (loss)	$8,033	$(46,258)	$(1,997)	$(127,762)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,688)	$(126,512)
Add (deduct) non-cash items:
Stock-based compensation	3,356	—
Depreciation and amortization	10,913	14,587
Charge for inventory related provision	221	47,457
Restructuring and asset impairment	—	18,058
Other	476	(189)
(Increase) decrease in:
Accounts receivable	(8,911)	14,802
Inventories	7,750	(22,042)
Prepaid expenses	(129)	4,284
Other assets	162	(1,547)
Increase (decrease) in:
Accounts payable	(5,972)	(10,945)
Accrued expenses	(1,479)	7,045
Deferred revenues and customer advances	541	(5,314)

Net cash provided by (used in) operating activities	5,240	(60,316)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(52,938)	(70,697)
Proceeds from sale of marketable securities	57,348	83,252
Purchases of property and equipment	(2,854)	(9,281)

Net cash provided by investing activities	1,556	3,274
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	770	217
Employees’ stock purchase plan	326	740
Payments of short-term notes payable, net	—	(266)
Payments of long-term debt	—	—

Net cash provided by financing activities	1,096	691
Effect of exchange rate changes on cash	194	(109)

Net increase (decrease) in cash and cash equivalents	8,086	(56,460)
Cash and cash equivalents at beginning of period	55,269	95,112

Cash and cash equivalents at end of period	$63,355	$38,652

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,035	$4,937

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2005. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2006 are not necessarily indicative of future trends or our results of operations for the entire year.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, (SAB 104), “Revenue Recognition”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and nine months ended April 30, 2006 and 2005.

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

Accounting for Stock-Based Compensation

The Company has five active stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The STI 2000 Plan, 2004 Plan, 2001 Plan, 1999 Plan, and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan, 2001 Plan and 1999 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and they allow both restricted stock awards and stock awards. Options under the plans are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of our stock options is 10 years. Our policy of issuing shares is to either buy shares in the open market or issue new shares. Our general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones which management believes will be achieved no later than fiscal year 2008. We are expensing these options based on an accelerated vesting schedule over the performance period. These options will vest in 4 years regardless of the milestones being achieved. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (RSU’s). Of the 983,600 RSU’s, vesting for 742,600 is tied to certain profit break-even milestones for executives. The first milestone was achieved May 16, 2006, resulting in 185,650 shares vesting on May 16, 2006. The remaining executive RSU’s will vest annually over the next three years unless another targeted milestone is achieved. The remaining 241,000 RSU’s are service vested for key employees over a four year period, including 60,250 shares that vested on May 16, 2006, when the Company achieved a profit break-even milestone. The remaining shares will vest annually over the next three years, unless another milestone is achieved.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the three and nine months ended April 30, 2006 the Company recorded expense of approximately $1.4 million, and $3.4 million, respectively, in connection with its share-based payment awards. As of April 30, 2006, there is approximately $6.5 million of unrecognized compensation expense related to share based payments to employees that will be recognized over the next 15 quarters. The adoption of SFAS No. 123R had no effect on the consolidated statement of cash flows for the three and nine months ended April 30, 2006.

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

For periods prior to the adoption of SFAS No. 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, (APB 25) and related interpretations in accounting for its employee stock option and stock purchase plans. No stock-based employee compensation is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended April 30, 2005:

	Three months ended April 30, 2005	Nine months ended April 30, 2005
Net Income (loss):
As reported	$(45,656)	$(126,512)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, pro forma	3,983	11,429

Pro forma	$(49,639)	$(137,941)

Net loss per share:
Basic
As reported	$(0.75)	$(2.07)
Pro forma	$(0.81)	$(2.26)
Diluted
As reported	$(0.75)	$(2.07)
Pro forma	$(0.81)	$(2.26)

Weighted-average assumptions used in determining fair value of option grants:

		Nine months ended April 30,
	2006 (1)	April 2005 performance grant	2005 (2)
Volatility	59 – 86%	57%	89%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.29 – 4.75%	3.72%	4.28%
Expected life options	7.21 years	2.5 years	7.91 years

(1)	Assumptions used in trinomial option-pricing model valuation.

(2)	Assumptions used in Black-Scholes valuation.

Stock option activity for the three months ended April 30, 2006:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	9,090,154		$9.96
Granted	0		0.00
Exercised	(21,437)		4.07
Forfeited	(327,435)		10.40

Options outstanding, end of period	8,741,282		9.95

Options exercisable	7,343,020		10.90

Options available for grant	4,721,472

Weighted average fair value of options granted during period		$	N/A

As of April 30, 2006, the status of the Company’s outstanding and exercisable options is as follows:

		Options Outstanding		Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00–4.63	1,013,559	6.5	$3.57	531,864	$3.22
4.64–9.25	3,418,645	6.4	6.80	2,502,078	7.29
9.26–13.88	3,296,125	5.7	12.77	3,296,125	12.77
13.89-18.50	715,953	4.7	15.37	715,953	15.37
18.51-23.13	244,000	4.8	21.09	244,000	21.09
23.14-27.75	16,000	5.9	26.20	16,000	26.20
27.76-32.38	1,000	5.1	28.34	1,000	28.34
32.39-37.00	20,500	4.1	33.63	20,500	33.63
41.63-46.25	15,500	3.9	46.25	15,500	46.25

	8,741,282	6.0	$9.95	7,343,020	$10.90

Not included in the Stock Option Activity table above are 983,600 restricted stock units that were granted during the three months ended January 31, 2006 but remain unvested as of April 30, 2006. On May 16, 2006 the first performance criteria was satisfied and 245,900 restricted stock units vested.

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the nine months ended April 30, 2006 and 2005:

	Nine Months Ended April 30,
Product Warranty Activity	2006	2005
	(in thousands)
Balance at beginning of period	$2,543	$4,394

Warranty expenditures for current period	(2,453)	(4,298)

Changes in liability related to pre-existing warranties	—	(777)
Provision for warranty costs in the period	3,046	3,573

Balance at end of period	$3,136	$2,892

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities.

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
Net Income (loss)	$8,141	$(45,656)	$(1,688)	$(126,512)
Basic EPS
Basic common shares	61,734	61,216	61,619	61,090
Basic EPS	$0.13	$(0.75)	(0.03)	$(2.07)
Diluted EPS
Basic common shares	61,734	61,216	61,619	61,090
Plus: Impact of options and restricted stock units	354	—	—	—

Diluted common shares	62,088	61,216	61,619	61,090
Diluted EPS	$0.13	$(0.75)	$(0.03)	$(2.07)

At April 30, 2006 and 2005, options to purchase 8,741,282 shares and 8,622,261 shares of common stock, respectively, were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

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

Gross unrealized gains and losses for the three months ended April 30, 2006 and April 30, 2005 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no impairment losses recorded for the three and nine months ended April 30, 2006 and April 30, 2005.

At April 30, 2006, cash balances of approximately $1.0 million were restricted from withdrawal. These funds primarily served as collateral supporting certain operating equipment leases.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	April 30, 2006	July 31, 2005
	(in thousands)
Raw materials	$28,068	$26,101
Work-in-progress	2,646	4,668
Finished goods	2,853	10,412

	$33,567	$41,181

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of April 30, 2006 and 2005, our inventory is stated net of inventory reserves of $52.0 million and $103.8 million, respectively. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. We recognized sales of previously written off inventory of $0.5 million for the three months ended April 30, 2006, $2.9 million for the nine months ended April 30, 2006 and $0.5 million for the nine months ended April 30, 2005. There were no sales of previously written off inventory in the three months ended April 30, 2005. The $0.5 million and $2.9 million recorded for the three and nine months ended April 30, 2006 represents the gross cash received from the customer. The net incremental gross margin and net income for these transactions of $0.3 million and $0.6 million for the three and nine months ended April 30, 2006 and $0.5 million for the nine months ended April 30, 2005, did not have a significant impact on normal operating margins and the results of operations.

Property and Equipment

Property and equipment are summarized as follows:

	April 30, 2006	July 31, 2005	Depreciable Life In Years
	(in thousands)
Machinery, equipment and internal manufactured systems	$122,194	$129,140	3-7
Office furniture and equipment	5,614	5,677	3-7
Leasehold improvements	6,351	6,321	10 or term of lease

	134,159	141,138
Less: Accumulated depreciation and amortization	(95,147)	(94,003)

	$39,012	$47,135

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. There were no significant impairment losses for the three and nine months ended April 30, 2006 and April 30, 2005.

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

Goodwill totaling $14.8 million at each of April 30, 2006 and July 31, 2005, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at April 30, 2006 and July 31, 2005:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
April 30, 2006	$2,800	$1,925	$875	4 years
July 31, 2005	$2,800	$1,400	$1,400	4 years

Amortization expense for each of the nine months ended April 30, 2006 and 2005 was $525,000. The estimated aggregate amortization expense for the remainder of fiscal 2006 is $175,000 and $700,000 for fiscal year 2007.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales for the three and nine months ended April 30, 2006 and 2005, along with the long-lived assets at April 30, 2006 and July 31, 2005, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
	(In thousands)
Net Sales:
United States	$30,453	$7,942	$70,328	$29,236
Singapore	14,387	10,156	44,649	38,454
Taiwan	2,782	1,662	7,804	9,048
Japan	854	1,419	1,477	5,281
All other countries	7,863	4,355	24,835	13,584

Total Net Sales	$56,339	$25,534	$149,093	$95,603

	April 30, 2006	July 31, 2005
	(in thousands)
Long-lived Assets:
United States	$50,920	$58,157
Singapore	564	1,996
Taiwan	552	670
Japan	15	22
All other countries	1,723	1,052

Total Long-lived Assets	$53,774	$61,897

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

There were no reorganization charges recorded for the quarter ended April 30, 2006. For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to a Europe workforce reduction, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 million reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood facility. The Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $0.4 million of cash payments relating to the $1.9 million reorganization charge were made during each quarter ended January 31, 2006 and April 30, 2006. Of the remaining $1.3 million, $0.3 million will be paid out over the next three months and the balance of $1.0 million will be paid out over fiscal years 2007, 2008 and 2009.

As a result of the United Kingdom restructuring, the Company recorded a $1.7 million adjustment to retained earnings and other long term liabilities relating to prior period pension curtailment costs, which the Company deemed to be immaterial to the prior period financial results. In addition, the Company recorded a $0.4 million pension charge to other long term liabilities in the quarter ended January 31, 2006.

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

The following table sets forth the Company’s restructuring accrual activity for fiscal 2005 and the nine months ended April 30, 2006:

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2004	$—	$—	$—	$—	$—
Additions to expense	5.5	4.6	3.5	18.1	31.7
Elimination of deferred gain	—	2.8	—	—	2.8
Non-cash utilization	—	—	—	(18.1)	(18.1)
Cash paid	(4.8)	(0.8)	(0.8)	—	(6.4)

Balance July 31, 2005	$0.7	$6.6	$2.7	$—	$10.0

Additions to expense	$4.7	$—	$1.3	$0.1	$6.1
Elimination of deferred gain	—	(1.2)	—	—	(1.2)
Non-cash utilization	(0.2)	—	(0.8)	(0.1)	(1.1)
Cash paid	(2.5)	(1.3)	(1.1)	—	(4.9)

Balance April 30, 2006	$2.7	$4.1	$2.1	$—	$8.9

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2006 or July 31, 2005.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2006 or July 31, 2005.

On December 21, 2005, the Company signed a new lease for the Westwood, Massachusetts facility to move to nearby Norwood, Massachusetts. The new ten year lease will begin on July 1, 2006 with rent payments of $794,958 per year for the first three years, $855,848 for the second three year period, and $921,813 per year for the remaining four years. The old Westwood lease rent payments of $1,800,636 per year will terminate in June, 2006.

The Company has operating lease commitments for certain facilities and equipment and lease commitments for certain equipment. Minimum lease payments under noncancelable leases at April 30, 2006, are as follows:

Year ended July 31,	(in thousands) Amount
2006	$2,416
2007	6,221
2008	2,485
2009	1,222
2010	1,045
Thereafter	5,349

Total minimum lease payments	$18,738

6. LONG TERM DEBT

On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of new notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of outstanding notes due August 2007. Please refer to the Company’s current report on Form 8K filed on November 14, 2005 for further details. As of April 30, 2006, the outstanding principal balance of the 4.25% Convertible Subordinated Notes was $61.1 million due in August 2006. In addition, $27.2 million of new notes are due in August 2007.

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

The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during fiscal year 2004. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005, which continued into our second fiscal quarter. Although the Company experienced improved order levels in our third and fourth fiscal quarters of 2005 and continued growth in the first, second and third quarters of fiscal 2006 it is unclear for how long the industry will continue this period of sustained growth.

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. Our engineering and development expense decreased sequentially on a quarterly basis during fiscal 2005 as second generation Fusion product development projects were completed. Engineering and development expense for the third quarter of fiscal 2006 was $12.8 million compared to $16.5 million in the third quarter of fiscal 2005. Engineering and development expenses were $41.4 million and $52.0 million for the nine months ended April 30, 2006 and 2005, respectively. The decrease in quarterly expenditure is a result of the completion of second generation Fusion product development projects for Fusion HFi, CX, EX and more recently the Fusion MX in first three quarters of fiscal 2006. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of advanced semiconductor devices in a cost-efficient manner. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

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

For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to Europe workforce reductions, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood facility. The Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $0.4 of cash payments relating to the $1.9 million reorganization charge were made during each quarter ended January 31, 2006 and April 30, 2006. Of the remaining $1.3 million, $0.3 million will be paid out over the next three months and the balance of $1.0 million will be paid out over fiscal years 2007, 2008 and 2009. The Company expects to realize $0.8 million in annualized savings from the facility related actions beginning in the quarter ending July 31, 2006. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005. For the nine months ended April 30, 2006, there have been no changes to these critical accounting policies.

Effective August 1, 2005, we adopted accounting rules (SFAS No. 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees using the modified prospective transition method. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the quarter ended April 30, 2006, we recorded approximately $1.4 million of expense associated with share-based payments attributable to employee stock options for the three months, and $3.4 million for the nine months period.

A trinomial lattice option pricing model was applied to stock options that we granted subsequent to our adoption of SFAS No. 123R. The majority of the stock option expense recorded in the quarter ended April 30, 2006 relates to the continued vesting of restricted stock units that were granted during the quarter ended January 31, 2006. In accordance with the transition provisions of SFAS No. 123R, the grant date estimates of fair value associated with prior awards, which were calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of deriving an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	47.7	73.2	52.6	69.9
Inventory Related Provision	—	—	0.1	49.6

Gross profit	52.3	26.8	47.3	(19.5)
Engineering and product development expenses	22.7	64.6	27.8	54.4
Selling, general and administrative expenses	13.8	28.7	14.9	24.3
Reorganization costs	—	112.1	4.1	33.2

Income (loss) from operations	15.8	(178.6)	0.5	(131.4)
Other income (expense):
Interest expense	(4.1)	(6.0)	(4.5)	(5.1)
Investment income	2.8	5.8	2.9	4.3

Net Income (loss)	14.5%	(178.8)%	(1.1)%	(132.2)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three and Nine Months Ended April 30, 2006 Compared to the Three and Nine Months Ended April 30, 2005.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended April 30, 2006 increased 120.6% to $56.3 million as compared to $25.5 million in the same quarter of the prior year. Net sales also increased quarter over quarter, increasing by 17.9% or $8.5 million from the second quarter of fiscal year 2006. Net sales for the nine months ended April 30, 2006 were $149.1 million as compared to $95.6 million for the nine months ended April 30, 2005, a 56.0 % increase. The increase in net sales from second quarter fiscal 2006 reflects a continued upward trend in demand for semiconductor test equipment which began in the Company’s third quarter of fiscal 2005 and has continued into our third quarter of fiscal 2006 as well as the increased demand for our Fusion CX, EX and MX products. Driving this demand is business in the following end markets; Communications SOC, RF Wireless, Automotive, and Mixed Signal/Converter.

Service revenue accounted for $8.2 million, or 14.6% of net sales, and $7.4 million, or 29.2% of net sales, for the three months ended April 30, 2006 and 2005, respectively, and $24.7 million or 16.6% net sales, and $24.2 million, or 25.3% of net sales, for the nine months ended April 30, 2006 and 2005, respectively. Geographically, sales to customers outside of the United States were 45.9% and 68.9% of net sales for the three months ended April 30, 2006 and April 30, 2005, respectively and, 52.8%, and 69.4%, for the nine months ended April 30, 2006 and 2005, respectively.

Gross Profit Margin; Inventory Related Provision. The gross profit margin was $29.5 million or 52.3% of net sales in the three months ended April 30, 2006, as compared to $6.8 million or 26.8% of net sales in the same quarter of the prior year. For the nine months ended April 30, 2006, the gross profit margin was $70.4 million or 47.2% of net sales as compared to ($18.7 million) or (19.5%) for the nine months ended April 30, 2005. The increase in the gross profit margin for the nine months ended April 30, 2006 as compared to April 30, 2005 was primarily a result of the inventory related provision of $47.5 million recorded in fiscal 2005 that did not recur in fiscal 2006, more favorable profit margins from our Fusion CX, EX and MX products and higher sales volume. The improvement in gross margin when comparing our third quarter of fiscal 2006 to the third quarter fiscal 2005 excluding the inventory related provision is due to a more favorable product mix of higher end configuration within the HFi series, a larger percentage of our newer X series products and the impact of our cost reduction actions to lower fixed overhead expenses initiated during fiscal 2005.

The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. As a result of the shorter than expected upturn in business conditions in fiscal 2004, and the completion of the Company’s transition to its second generation Fusion, we deemed it appropriate to make an adjustment to our inventory and recorded a $47.5 million excess and obsolete inventory provision. Of the $47.5 million reserve, approximately 90% was related to first generation Fusion and consisted of raw materials, work-in-process and finished goods. The remaining 10% was related to excess second generation Fusion products and was made to more accurately reflect the Company’s assessment of current product demand. There were $0.5 million and $0.0 million in sales of previously written off inventory for the three months ended April 30, 2006 and 2005 respectively, and $2.9 million and $0.5 million for the nine months ended April 30, 2006 and 2005 respectively. The $0.5 and the $2.9 million recorded for the three and nine months ended April 30, 2006 represents the gross cash received from the customer. The net incremental gross margin and net income for these transactions of $0.3 million and $0.6 million for the three and nine months ended April 30, 2006, respectively, and $0.5 million for the three and nine months ended April 30, 2005 did not have a significant impact on normal operating margins and the results.

Engineering and Product Development Expenses. Engineering and product development expenses were $12.8 million, or 22.7% of net sales, in the three months ended April 30, 2006, as compared to $16.5 million, or 64.6% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2006, engineering and product development expenses were $41.4 million, or 27.8%, as compared to $52.0 million, or 54.4% for the same period of the prior year. The decrease in engineering and product development expenses for the three and nine months ended April 30, 2006 as compared to the three and nine months ended April 30, 2005 is principally a result of completion of second generation Fusion product development projects for Fusion HFi, CX and EX which enabled us to initiate workforce reductions in fiscal year 2006 and 2005. Additionally, we have been able to leverage and re-use X series engineering development across a broader range of applications than in the past with our Fusion HF and HFi products. This has resulted in more efficient use of engineering resources and lower costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.8 million, or 13.8% of net sales, in the three months ended April 30, 2006, as compared to $7.3 million, or 28.7% of net sales, in the same quarter of the prior year, an increase of $0.5 million. The selling, general and administrative expenses include a $0.8 million accrual for employee profit sharing that will be distributed to all employees in the quarter ended July 31, 2006. For the nine months ended April 30, 2006, selling, general and administrative expenses were $22.2 million, or 14.9%, as compared to $23.2 million, or 24.3% for the same period of the prior year, a decrease of $1.0 million. The decrease in selling, general and administrative expenses for the three and nine months ended April 30, 2006 was principally a result of our cost reduction actions taken in fiscal year 2005 and the quarter ended October 31, 2005.

Reorganization Costs. For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to Europe workforce reductions, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood, Massachusetts facility. The Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $0.4 of cash payments relating to the $1.9 million reorganization charge were made each quarter ended January 31, 2006 and April 30, 2006. Of the remaining $1.3 million, $0.3 million will be paid out over the next three months and the balance of $1.0 million will be paid out over fiscal years 2007, 2008 and 2009. The Company expects to realize $0.8 million in annualized savings from the facility related actions beginning in the quarter ended

July 31, 2006. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

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

Interest Expense. Interest expense was $2.3 million for the three months ended April 30, 2006 as compared to $1.5 million for the three months ended April 30, 2005. For the nine months ended April 30, 2006, interest expense was $6.7 million and $4.9 million for the same period prior year. Interest expense for the three and nine months ended April 30, 2006 relates to the Company’s $88.3 million 4.25% Convertible Subordinated Notes and the Company’s $60.0 million five year term loan with a commercial lender. Interest expense for the three and nine months ended April 30, 2005 is the interest expense for the 4.25% Convertible Subordinated Notes. In fiscal 2005, the Company repurchased $61.7 million of 4.25% convertible debt and replaced that debt with a five year term loan at prime rate. The increase in the interest expense for the three and nine month periods is principally a result of the higher interest rate on the $60.0 million term loan and the $27.2 million portion of our long term convertible debt.

Investment Income. Investment income was $1.6 million for the three months ended April 30, 2006, as compared to $1.5 million for the three months ended April 30, 2005. For the nine months ended April 30, 2006, investment income was $4.3 million as compared to $4.1 million for the same period of the prior year. Investment income was higher in the three and nine months ended April 30, 2006 than the same period of the prior year as a result of higher average intra quarter cash and cash equivalents and marketable securities balances and improving interest rates.

Income Tax. For the three and nine months ended April 30, 2006 and 2005, the Company recorded no income tax benefit due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at April 30, 2006 and 2005 and our cumulative loss position at those dates, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets.

Net Income (Loss). Net income was $8.1 million, or $0.13 per diluted share, in the three months ended April 30, 2006, as compared to a net loss of $45.7 million, or $0.75 per diluted share, in the same quarter of the prior year. The $53.8 million improvement on the net income (loss) line was principally due to higher net sales due to more favorable industry wide economic conditions, a more favorable product mix of X series and high end configuration HFi products and lower operating expenses as a result of our cost reduction and reorganization actions.

For the nine months ended April 30, 2006, net loss was $1.7 million, as compared to a net loss of $126.5 million for the same period of the prior year. The decrease in the net loss for the nine months ended April 30, 2006 from the nine months ended April 30, 2005 was principally due to the $47.5 million inventory related provision recorded in the quarter ended October 31, 2004; the $3.1 million reorganization charge recorded in the quarter ended October 31, 2004; and the increase in gross margin due to a more favorable product mix and lower operating expenses as a result of our cost reduction and reorganization actions.

Liquidity and Capital Resources

At April 30, 2006, the Company had $180.8 million in cash and cash equivalents and marketable securities and net working capital of $129.1 million, as compared to $177.5 million of cash and cash equivalents and marketable securities and $183.0 million of net working capital at July 31, 2005. The increase in the cash and cash equivalents and marketable securities was due primarily to cash provided by operations of $5.2 million, $1.1 million provided by financing activities offset by gross capital expenditures of $2.9 million. Working capital decreased from July 31, 2005 as a result of $61.0 million of 4.25% convertible debt moving from a long term liability classification to current as of August 2005. Accounts receivable from trade customers, net of allowances, was $31.1 million at April 30, 2006, as compared to $19.8 million at July 31, 2005. The principal reason for the $11.3 million increase in accounts receivable is a result of increased sales and the timing of shipments in the quarter. The allowance for sales returns and doubtful accounts was $1.9 million, or 5.8% of gross trade accounts receivable, at April 30, 2006 and $1.9 million, or 8.8% of gross trade accounts receivable at July 31, 2005. Accounts receivable from other sources decreased $2.4 million to $3.1 million at April 30, 2006, as compared to $5.5 million at July 31, 2005. The decrease was attributed to the decrease in the sales and increased cash collections of component inventory to our outsource suppliers.

Net inventories decreased by $7.6 million to $33.6 million at April 30, 2006 as compared to $41.2 million at July 31, 2005. The decrease was primarily due to the increase in tester sales.

Prepaid expense increased by $0.2 million to $5.1 million at April 30, 2006 as compared to $4.9 million at July 31, 2005. The increase was attributed to the renewal of several insurance policies.

Capital expenditures totaled $2.9 million for the nine months ended April 30, 2006, as compared to $9.3 million for the nine months ended April 30, 2005. The principal reason for the $6.4 million decrease in expenditures is attributed to the lower capital cost required to support our newer X series products, as compared to the HFi and HF testers that carry a higher capital cost than the X series testers.

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender. The loan has a five year term, with interest only payable in the first year. Interest is at the lender’s variable prime rate and is payable monthly. The loan is secured by all assets of the Company located in the United States. The proceeds from the loan were used to finance repurchases of the 4.25% Convertible Subordinated Notes and other working capital purposes. During the quarter ended July 31, 2005, the Company repurchased $61.7 million principal amount of the notes for $60.0 million. As of April 30, 2006, the outstanding principal of the term loan is $60.0 million. Principal is payable as follows: (i) twelve monthly installments of $0.6 million, commencing June 1, 2006 and ending on May 1, 2007; (ii) twelve monthly installments of $1.2 million, commencing on June 1, 2007 and ending on May 1, 2008, (iii) twelve monthly installments of $1.5 million, commencing on June 1, 2008 and ending on May 1, 2009, and (iv) twelve monthly installments of $1.7 million, commencing on June 1, 2009 and ending on May 1, 2010. The Company has a covenant in its loan agreement that requires it to maintain minimum cash and cash equivalents and marketable securities balances with the lender of no less than the aggregate of the outstanding term loan plus $30.0 million. However, in the event the Company’s cash and cash equivalents and marketable securities are less than this amount, the impact to the Company is the imposition of additional bank fees. The additional fees would not have a material impact on the Company’s financial position or results of operations.

The Company has a second credit facility with another lender for a revolving credit line of $20.0 million. This facility is secured by cash and bears interest (at our option) at either: (i) the bank’s prime rate or (ii) LIBOR plus 100 basis points. The agreement was to expire on April 24, 2006, but has been extended to June 24, 2006.

In August 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, we may redeem any of the notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, we may redeem any of the notes at designated redemption prices, plus accrued interest. The notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method of amortization, which approximates the effective interest method, over the term of the notes. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance of the notes for a purchase price of $60.0 million. The expense amortization recorded in the fourth quarter of fiscal 2005 as a result of the repurchase of the notes was $0.4 million. On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of new notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of outstanding notes due August 2007. Please refer to the Company’s current report on Form 8K filed on November 14, 2005 for further details. As of April 30, 2006, the outstanding principal balance of the 4.25% Convertible Subordinated Notes was $61.1 million due in August 2006. In addition, $27.2 million of new notes are due in August 2007. The Company intends to pay, when due, the outstanding balances of the August 2006 convertible subordinated notes from its cash balances.

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

The aggregate outstanding amount of the contractual obligations is $183.5 million as of April 30, 2006. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at April 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2006	2007 –2008	2009 –2010	Thereafter
Convertible Subordinated Notes (including interest)	$92,611	$—	$92,611	$—	$—
Term Loan (including interest)	72,125	2,432	31,459	38,234	—
Operating Leases	18,738	2,416	8,706	2,267	5,349

Total Contractual Obligations	$183,474	$4,848	$132,776	$40,501	$5,349

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our operating results in fiscal 2005 and the first two quarters of fiscal 2006 were negatively impacted by an industry-wide slowdown in the semiconductor industry which began to impact us in the first quarter of fiscal 2005. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 47% of our net sales in fiscal 2005 and 58% of our net sales in fiscal 2004. Sales to our ten largest customers accounted for 84% of revenues for the nine months ended April 30, 2006 and 76% in the same nine months for the prior year. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be negatively impacted.

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

We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all. If we are required for any reason to seek a new manufacturer of our test systems, an alternate manufacturer may not be available and, in any event, transitioning to a new manufacturer would require a significant lead time of nine months or more and would involve substantial expense and disruption of our business. Our test systems are highly sophisticated and complex capital equipment, with many custom components, and require specific technical know-how and expertise. These factors could make it more difficult for us to find a new manufacturer of our test systems if our relationship with Jabil is terminated for any reason, which would cause us to lose revenues and customers.

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

We are dependent on a semiconductor device manufacturer, Maxtek Components, as a sole source supplier of components manufactured in accordance with our proprietary design and specifications. We have no written supply agreement with this sole source supplier and purchase our custom components through individual purchase orders.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 52.8% of our revenues for the nine months ended April 30, 2006 and 69.4% of our revenues for the nine months ended April 30, 2005. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our competitors in the market for semiconductor test equipment include Advantest, Verigy, Inc., Credence Systems, Eagle Test Systems and Teradyne. These major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our stock price is volatile.

In the twelve-month period ending on April 30, 2006, our closing stock price ranged from a low of $3.29 to a high of $6.66. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(ii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On February 16, 2006, the Company furnished a current report on Form 8-K under Item 2.02 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended January 31, 2006, which press release included its consolidated financial statements for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: June 9, 2006	By:	/s/ Mark J. Gallenberger
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)