Form 10-K
period 2006-07-31
LTX CORP
filed 2006-10-13
CIK 357020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-10761

LTX Corporation

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2594045
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

825 University Avenue

Norwood, Massachusetts 02062

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    ☐                Accelerated Filer    ☒                    Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2006 was $335,070,030.

Number of shares outstanding of each of the issuer’s classes of Common Stock as of September 29, 2006:

Common Stock, Par Value $0.05 Per Share, 62,013,099 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2006 Annual Meeting of Stockholders to be held on December 6, 2006 are incorporated by reference into Part III of this Form 10-K Report. The Compensation Committee Report, Stock Performance Graph and Audit Committee Report of the Registrant’s Proxy Statement are expressly not incorporated herein by reference.

LTX CORPORATION

PART I

Item 1.	Business

Introduction

LTX Corporation, (“LTX” or the “Company”), designs, manufactures, markets and services semiconductor test solutions. Semiconductor designers and manufacturers worldwide, such as ASE, Infineon Technologies, National Semiconductor, Maxim Integrated Products, Renesas, STMicroelectronics and Texas Instruments, use semiconductor test equipment to test devices at two different stages during the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. We provide test systems, global applications consulting, repair services and operational support to over 100 customers in more than 15 countries. For additional information relating to foreign revenues, refer to Note 8 to the Company’s Consolidated Financial Statements.

We offer our customers the LTX Fusion® platform, which combines our enVision software with our high-end Fusion HFi configuration or with our scalable Fusion X-Series (CX, DX, EX, and MX) configurations. Fusion was the first of a new class of test systems designed to test system-on-a-chip, or SOC, devices in a single test step. With Fusion, we believe we have the leading test system capable of testing a broad range of analog, digital, and mixed signal (a combination of digital and analog) and SOC devices, on a scalable, single platform.

LTX focuses its marketing and sales on integrated device manufacturers (IDMs), subcontractors, which perform manufacturing services for the semiconductor industry, foundries, which provide wafer manufacturing capability, and fabless companies, which design integrated circuits but have no manufacturing capability.

LTX Corporation was incorporated in Massachusetts in 1976. Our executive offices are located at 825 University Avenue, Norwood, Massachusetts 02062 and our telephone number is 781-461-1000. The terms “LTX” and the “Company” refer to LTX Corporation and its wholly owned subsidiaries unless the context otherwise specified. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the Investor Relations section of the Company’s website at www.ltx.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Historically, increases in unit production resulted primarily from the proliferation of the personal computer and growth of the telecommunications industry. We expect that future unit production growth will be augmented by consumer electronics, the mobile internet, broadband network access, the increased use of digital signal processing (DSP) devices, and automotive and power management applications. These increases in unit production, in turn lead to a corresponding increase in the need for test equipment.

Furthermore, demand is increasing worldwide for smaller, more highly integrated electronic products. This has led to ever higher performance and more complex semiconductor devices, which, in turn, results in a corresponding increase in the demand for equally sophisticated test equipment.

Finally, the introduction and adoption of a new generation of end-user products requires the development of next generation device technologies. For example, access to information is migrating from the stand-alone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the internet, which is accessible from anywhere by a variety of new portable electronic communication products. A critical enabling technology for this network and multimedia convergence is SOC. SOC provides the benefits of lower cost, smaller size and higher performance by combining advanced digital, analog and embedded memory technologies on a single device. Historically, these discrete technologies were only available on several separate semiconductor devices, each performing a specific function. By integrating these functions on a single device, SOC enables lower cost, smaller size, higher performance, and lower power consumption.

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

Fusion is a differentiated solution to this test challenge because it provides all of the following:

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

The LTX Business Strategy

LTX’s objective is to be the leading supplier of semiconductor test equipment. Key elements of our strategy include:

Extend our technological lead in single platform testing. We believe that a scalable, single test platform solution offers our customers the greatest flexibility in managing the utilization of their test assets, thereby decreasing the cost of test. We intend to continue to focus our resources on a scalable, single integrated hardware and software test platform solution by developing options and configurations that will extend Fusion’s reach to address cost-effectively the testing of semiconductor devices across a wider spectrum of performance and complexity. Rather than diluting our resources with a multiple platform strategy, we believe our resources will provide a higher return on investment by focusing on a scalable, single test platform for advanced digital, mixed signal, and SOC devices.

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

Further improve the flexibility of our business model. In order to focus our resources on the development of Fusion, improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a more flexible business model. With the completion of the transition of our assembly, system integration and testing operations to Jabil Circuit, substantially all of our manufacturing functions have been outsourced to third parties. We augment our focused internal development resources through our Open Platform Program, which was designed to facilitate third party development of instrumentation for our Fusion platform using supported hardware and software interfaces to our Fusion hardware and enVision operating system. We engage contract employees to address periods of peak demand. Through our strategic alliances, we have implemented additional international distribution and have outsourced certain repair and support functions. We intend to continue to identify and implement programs which enhance our ability to meet customers’ needs while reducing fixed costs.

Fusion Overview

Fusion offers a unique solution for testing the full spectrum of non-memory devices, consisting of SOC, mixed signal, and digital devices. The Fusion test platform provides customers with highly reliable test performance and cost-efficiency in their efforts to accelerate their time-to-market for SOC, mixed signal, and digital devices. The Fusion test platform combines our test station hardware with our enVision software and is available in Fusion HFi, Fusion CX, Fusion DX, Fusion EX and Fusion MX configurations. These configurations depend primarily on the digital complexity of the device to be tested.

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

Fusion CX, DX, EX and MX

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

Fusion MX is a mid range offering that can accommodate twice the number of instruments as the Fusion CX and is targeted at applications in the Automotive, Power Management, Wireless RF and Consumer Baseband area. The Fusion MX uses the same instrument cards that are available in DX, CX and EX products because it is based on the same universal slot system architecture. The MX can be configured with up to 256 digital pins and at the same time accommodate any of the mixed signal instruments available in a DX, CX or EX. In addition to the instrument compatibility the MX can also run the exact same test programs developed on the other X-Series configurations because they all run the same envision operating system.

Service

Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of components manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us, and warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell. Service revenue totaled $33.2 million, or 15.3% of net sales, in fiscal 2006, $31.5 million, or 23.4% of net sales, in fiscal 2005, $38.5 million, or 15.0% of net sales, in fiscal 2004.

We offer a wide range of service contracts, which gives our customers the flexibility to select the maintenance program best suited to their needs. Customers may purchase service contracts which extend maintenance beyond the initial warranty provided. Many customers enter into annual or multiple-year service contracts over the life of the equipment. The pricing of contracts is based upon the level of service provided to the customer and the time period of the service contract. We believe that service revenues should be less affected by the cyclical nature of the semiconductor industry than sales of test equipment. We maintain service centers around the world, both directly and through strategic alliances with companies that are located in Singapore, Japan, Korea, Thailand and California.

Engineering and Product Development

The test equipment market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position will depend upon our ability to successfully enhance the Fusion platform and develop new instrumentation, and to introduce these new products on a timely and cost-effective basis. We devote a significant portion of personnel and financial resources to the continued development of our scalable, single test platform capabilities, including embedded memory, digital and mixed signal core competencies. We also seek to maintain close relationships with our customers in order to be responsive to their product development and production needs. Our expenditures for engineering and product development were $53.8 million, $66.3 million, and $67.7 million, during fiscal 2006, 2005, and 2004, respectively.

Our engineering strategy is to focus on development of the Fusion scalable, single test platform. We believe that our single-platform strategy is a more cost effective method of focusing research and design efforts, because we are able to avoid dilution of our development efforts across multiple product platforms. We also intend to develop our future test systems in an evolutionary manner so that they may be progressively upgraded. Together with our strategic alliances and our Open Platform Program, this approach preserves our customers’ substantial investments in our pre-existing test systems and programs, and, in general, helps us maintain market acceptance for our test systems. We work closely with our customers to define new product features and to identify emerging applications for our products.

Sales and Distribution

We sell our products primarily through a worldwide direct sales organization. Our sales and marketing organization is structured around key accounts, with a sales and marketing force of approximately 21 people. We use a small number of independent sales representatives and distributors in certain other regions of the world.

Our sales to customers outside the United States are primarily denominated in United States dollars. Sales outside North America were 59%, 69%, and 66%, of total net sales in fiscal 2006, 2005, and 2004, respectively. See Note 8 to the Company’s Consolidated Financial Statements for additional information relating to foreign revenues.

Customers

Our customers include many of the world’s leading semiconductor device manufacturers. In fiscal years 2006, 2005 and 2004, Texas Instruments accounted for 56%, 47%, and 58% of net sales, respectively. A representative list of customers that have ordered Fusion products includes the following:

Amkor	Maxim Integrated Products	Silicon Image
austriamicrosystems	Melexis	Silicon Laboratories
ASAT	National Semiconductor	SMSC
ASE	Nordic Semiconductor	STATS
Delphi	Philips Semiconductor (NXP)	STMicroelectronics
Freescale	Qlogic	Texas Instruments
Giga Solutions	RFMD	UTAC
Infineon Technologies	Renesas	Vitesse Semiconductor
KYEC	Samsung

Because a relatively small number of semiconductor companies purchase most of the world’s semiconductor test equipment and we have concentrated our sales and support efforts on such key customers, we believe that sales to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

Manufacturing and Supply

We have completed the transition of our final assembly, system integration, and testing operations of our Fusion HFi, CX, DX, EX and MX, to Jabil Circuit. We outsource certain components and subassemblies to contract manufacturers. We use standard components and prefabricated parts manufactured to our specifications. These components and subassemblies are used to produce testers in configurations specified by our customers. Some of the components for our products are available from a number of different suppliers; however, many components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components currently are available in adequate amounts, we cannot be certain that shortages will not develop in the future. We are dependent on a semiconductor device manufacturer, Maxtek Components, who is a sole source supplier of custom components for our products. We have no written supply agreements with this sole source supplier and purchase our custom components through individual purchase orders. We continuously evaluate sources for our custom components. We cannot assure you that such alternative sources will be qualified or available to us.

Our facilities in Norwood, Massachusetts and San Jose, California perform research and development activities, which include assembly, system integration and testing for prototypes.

Competition

Many other domestic and foreign companies participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver our products on a timely basis. Our competitors in the market for test systems include Advantest, Credence Systems, Eagle Test Systems, Teradyne and Verigy. Certain of these companies have a substantially larger share of our addressable market than we do and the majority of our major competitors have greater financial and other resources than we do. Certain of these competitors have a larger installed base of equipment than we do. All of our major competitors are suppliers of other types of automatic test equipment and also supply products to other markets. We expect our competitors to enhance their current products and they could introduce new products with comparable or better price and performance. In addition, new competitors, including semiconductor manufacturers themselves, may offer new technologies, which may in turn reduce the value of our product lines.

Backlog

At July 31, 2006, our backlog of unfilled orders for all products and services was $72.8 million, compared with $78.0 million at July 31, 2005. Historically, test systems generally ship within twelve months of receipt of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

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

The use of patents to protect hardware and software has increased in the test equipment industry. We have at times been notified of claims that we may be infringing patents issued to others. Although there are no pending actions against us regarding any patents, no assurance can be given that infringement claims by third parties will not negatively impact our business and results of operations. As to any claims asserted against us, we may seek or be required to obtain a license under the third party’s intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, we could decide to engage in litigation to challenge such claims or a third party could engage in litigation to enforce such claims. Such litigation could be expensive and time consuming and could negatively impact our business and results of operations.

Employees

At July 31, 2006, we employed 418 employees and 20 temporary workers. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We consider relations with our employees to be good.

Environmental Affairs

Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on our capital expenditures, earnings or competitive position.

Item 2.	Properties

All of our facilities are leased. We have achieved worldwide ISO 9001:2000 certification at our facilities. We maintain our headquarters in Norwood, Massachusetts, where corporate administration, sales and customer support, research and development are located in a 56,380 square foot facility under a lease, which expires in 2016. We also maintain an additional facility in a 71,000 square foot building in San Jose, California. Our lease of this facility expires in 2007. We also lease sales and customer support offices at various locations in the United States totaling approximately 21,000 square feet. We have a total of five leased properties in the United States, four in Asia and six in Europe.

As part of the acquisition of StepTech, Inc., we assumed leases on manufacturing and development facilities totaling 18,000 square feet in Hopkinton, Massachusetts. One facility of 6,000 square feet expired in March 2004, one facility expired in October 2005, leaving a total of 6,000 square feet remaining, which expires in January 2008, under the assumed StepTech leases. The entire 6,000 square feet is vacant as of July 31, 2006.

Our former European headquarters is located in Woking, United Kingdom, which is vacant as of July 31, 2006, and our Asian headquarters is located in Singapore. We also maintain sales and support offices at other locations in Europe and in Asia. Office space leased in Asia and Europe totals approximately 81,000 square feet.

We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3.	Legal Proceedings

We have no material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stock Holder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market under the symbol “LTXX”. The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2006
First Quarter	$6.57	$3.29
Second Quarter	5.55	3.40
Third Quarter	5.96	5.05
Fourth Quarter	7.65	5.30
Fiscal Year Ended July 31, 2005
First Quarter	$7.97	$4.99
Second Quarter	8.09	5.47
Third Quarter	6.66	3.53
Fourth Quarter	6.01	3.81

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit agreement with a bank contains certain covenants that prohibit us from paying cash dividends.

As of September 15, 2006, we had approximately 895 stockholders of record of our common stock.

Compensation Plans

The following table shows information relating to the Company’s compensation plans as of July 31, 2006:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	9,294,184	$9.19	4,500,612	*
Equity compensation plans not approved by security holders	0	0	0

Total	9,294,184	$9.19	4,500,612	*

*	Includes 639,773 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code.

This table excludes an aggregate of 45,451 shares issuable upon exercise of outstanding options assumed by the Company in connection with the StepTech acquisition. The weighted average exercise price of the excluded options is $0.9960.

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2006 are derived from our audited consolidated financial statements.

	Fiscal Years ended July 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Net Sales	$216,503	$134,531	$255,801	$119,449	$121,273
Cost of Sales	109,975	90,806	154,672	97,368	96,006
Inventory related provision (a)	221	47,457	—	48,483	42,200
Engineering and product development expenses	53,807	66,302	67,655	66,088	71,102
Selling, general and administrative expenses	31,135	29,366	28,037	27,321	28,337
In-process research and development	—	—	—	16,100	—
Reorganization costs (a)	6,282	31,726	—	6,696	—

Income (loss) from operations	15,083	(131,126)	5,437	(142,607)	(116,372)
Other (expense) income	(2,842)	(1,600)	(3,476)	(2,461)	215
Provision (benefit) for income taxes	—	—	—	—	33,723

Net income (loss)	12,241	(132,726)	1,961	(145,068)	(149,880)

Net income (loss) per share:
Basic	$0.20	$(2.17)	$0.04	$(2.92)	$(3.08)
Diluted	$0.20	$(2.17)	$0.03	$(2.92)	$(3.08)
Weighted average common shares used in computing net income (loss) per shares:
Basic	61,684	61,144	55,927	49,614	48,693
Diluted	62,207	61,144	58,057	49,614	48,693
Consolidated Balance Sheet Data:
Working capital	$143,287	$182,957	$292,906	$155,905	$285,418
Property and equipment, net	37,633	47,135	71,329	73,443	76,171
Total assets	327,690	316,392	459,564	324,896	463,989
Total debt	147,691	148,293	150,321	170,785	168,222
Stockholders’ equity	117,639	99,900	234,254	99,088	225,533
Other Information (unaudited):
Current ratio	2.13	3.78	4.89	3.06	4.27
Asset turnover	0.66	0.43	0.56	0.37	0.26
Debt as a percentage of total capitalization	56.0%	60.0%	39.1%	63.3%	42.7%
Additions to property and equipment (net)	6,743	11,616	17,496	17,506	26,460
Depreciation and amortization	14,403	18,494	18,699	16,896	17,025

(a)	See Note 10 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during fiscal year 2004. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005, which continued into our second quarter of fiscal year 2005. The Company experienced improved order levels beginning in our third quarter of fiscal year 2005 and continuing until our third quarter of fiscal year 2006. Incoming orders decreased significantly in our fourth quarter of fiscal year 2006 as compared to our third quarter of fiscal year 2006. It is unclear whether we are entering into another sustained period of decline and if so, how severe the slowdown would be.

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2006 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. In fiscal 2006, engineering and product development expense was $53.8 million, or 24.9% of net sales, as compared to $66.3 million, or 49.3% of net sales, in fiscal 2005. Our engineering and development expense decreased sequentially on a quarterly basis during fiscal 2006 as next generation Fusion product development projects were completed. Engineering and development expense for the first quarter of fiscal 2006 was $15.2 million compared to $12.4 million in our fourth quarter of fiscal 2006. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the technical specifications required for the testing of advanced semiconductor devices in a cost-efficient manner. Our current investment in engineering and product development is focused on enhancements to and additions to our product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

In addition, over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit. In fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit. In fiscal 2005, we added Fusion EX, and in fiscal 2006, we added Fusion MX. This has further reduced our fixed manufacturing costs. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

During fiscal years 2005 and 2006, we took several additional cost reduction measures to further mitigate the adverse effect of cyclical downturns on our profitability. Our total worldwide headcount was reduced from 635 employees and 55 temporary workers at the end of fiscal 2004 to 418 employees and 20 temporary workers at the end of fiscal 2006. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

We are also exposed to the risks associated with the volatility of the U.S. and global economies. The lack of visibility regarding whether or when there will be sustained growth periods for the sale of electronic goods and information technology equipment, and uncertainty regarding the amount of sales, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. The Company’s results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of a slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

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

Inventory Reserve

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed. For the twelve months ended July 31, 2006, we recorded $2.5 million of sales of previously reserved items. There was $2.1 million of sales of previously reserved items recorded for the twelve months ended July 31, 2005 and there were no sales of previously reserved items in fiscal 2004. The net incremental gross margin and net income for these transactions of $1.1 million for July 31, 2006 and $1.4 million for July 31, 2005 did not have a significant impact on operating margins and the results. As of July 31, 2006, our inventory of $29.8 million is stated net of inventory reserves of $46.5 million and consists of next generation Fusion products and engineering materials. Of the $29.8 million inventory balance at July 31, 2006, $7.4 million consists of “last time buy” custom components for Fusion HFi and $15.9 million consists of materials and components to support current requirements for Fusion HFi and X-Series, $5.1 million consists of evaluation inventory at customers and $1.4 million consists of inventory held in deferred revenue pending product acceptance. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. See Notes 2 and 10 to the Company’s Consolidated Financial Statements.

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

The Company has deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets decreased from $240.6 million at July 31, 2005, to $224.2 million at July 31, 2006. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to monitor the recoverability of our deferred tax asset on a periodic basis. See Note 5 to the Company’s Consolidated Financial Statements.

Warranty

The Company provides standard warranty coverage on its systems, providing labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The Company uses actual service hours, and parts expense per system, and applies the actual labor and overhead rates to estimate the warranty charge. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts warranty accruals accordingly.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations data.

	Year Ended July 31,
	2006	2005	2004
	(in thousands, except per share data)
Net sales	$216,503	$134,531	$255,801
Cost of sales	109,975	90,806	154,672
Inventory related provision	221	47,457	—

Gross profit (loss)	106,307	(3,732)	101,129
Engineering and product development expenses	53,807	66,302	67,655
Selling, general and administrative expenses	31,135	29,366	28,037
Reorganization costs	6,282	31,726	—

Income (loss) from operations	15,083	(131,126)	5,437
Interest expense	(8,956)	(6,832)	(6,626)
Investment income	6,114	5,232	3,150

Net income (loss)	$12,241	$(132,726)	$1,961

Net income (loss) per share:
Basic	$0.20	$(2.17)	$0.04
Diluted	$0.20	$(2.17)	$0.03

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of total net sales.

	Percentage of Net Sales Year Ended July 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.8	67.5	60.5
Inventory related provision	0.1	35.3	—

Gross profit (loss)	49.1	(2.8)	39.5
Engineering and product development expenses	24.9	49.3	26.4
Selling, general and administrative expenses	14.3	21.8	11.0
Reorganization costs	2.9	23.6	—

Income (loss) from operations	7.0	(97.5)	2.1
Interest expense	(4.1)	(5.1)	(2.5)
Investment income	2.8	3.9	1.2

Net income (loss)	5.7%	(98.7)%	0.8%

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Net sales consist of semiconductor test equipment, related hardware and software support, and maintenance services, net of returns and allowances. Net sales were $216.5 million in fiscal 2006 and $134.5 million in fiscal 2005. The increase in net sales year over year is primarily a result of a continued upward trend in incoming orders for semiconductor test equipment which began in the Company’s third quarter of fiscal 2005 and has continued to favorably impact net sales into our fourth quarter, as well as the increased demand for our next generation Fusion products. Driving this demand is business in the following end markets: Communications SOC, DSP, RF Wireless, Automotive, Power, and Mixed Signal/Converter.

Sales to our ten largest customers accounted for 82.1% and 77.2% of revenues for the twelve months ended July 31, 2006 and July 31, 2005, respectively. Reduced sales from any one of our largest customers could have a significant effect on our sales. Sales from X-Series products (CX, DX, EX, MX) totaled $89.2 million or 49% of product revenue in fiscal year 2006, and $33.6 million, or 32.6% of product revenue in fiscal year 2005. See Note 8 to the Company’s Consolidated Financial Statements.

Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $33.2 million, or 15.3% of net sales, in fiscal 2006 and $31.5 million, or 23.4% of net sales, in fiscal 2005. The increase in service revenue is directly attributable to customer adjustments to their level of service needed to support their equipment utilization run rates. Geographically, sales to customers outside the United States were $127.6 million, or 58.9% of net sales, in fiscal 2006 and $93.3 million, or 69.3% of net sales, in fiscal 2005.

Cost of Sales. Cost of sales consists of material, outsourced manufacturing costs, labor, depreciation and associated overhead. Cost of sales increased by $19.2 million to $110.0 million in fiscal 2006 from $90.8 million in fiscal 2005. As a percentage of net sales, cost of sales was 50.8% of net sales in fiscal 2006 as compared to 67.5% of net sales in fiscal 2005. Cost of sales as a percentage of net sales decreased 16.7% year over year in fiscal 2006. The improvement in cost of sales as a percentage of net sales when comparing fiscal 2006 to fiscal 2005, is due to a more favorable product mix of higher end configurations within the HFi series, a larger percentage of our newer X-Series products which carry higher profit margins and the impact of our cost reduction actions to lower fixed overhead expenses initiated during fiscal 2005.

Inventory Related Provision. The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. As a result of the shorter than expected upturn in business conditions in fiscal 2004, and the completion of the Company’s transition to its second generation Fusion, we deemed it appropriate to make an adjustment to our inventory and recorded a $47.5 million excess and obsolete inventory provision. Of the $47.5 million reserve, approximately 90% was related to first generation Fusion and consisted of raw materials, work-in-process and finished goods. The remaining 10% was related to excess second generation Fusion products and was made to more accurately reflect the Company’s assessment of current product demand. There were no significant inventory provisions recorded in fiscal 2006. For the twelve months ended July 31, 2006, we recorded $2.5 million in sales of previously reserved items, compared to $2.1 million in fiscal 2005 which represents the gross cash received from the customer. The net incremental gross margin and net income for these transactions of $1.1 million for July 31, 2006 and $1.4 million for July 31, 2005 did not have a significant impact on operating margins and the results.

Engineering and Product Development Expenses. Engineering and product development expenses were $53.8 million, or 24.9% of net sales, in fiscal 2006 as compared to $66.3 million, or 49.3% of net sales, in fiscal 2005. The $12.5 million decrease in engineering and product development expenses in 2006 from 2005 was a result of completion of next generation Fusion product development projects which enabled us to initiate workforce reductions in fiscal year 2006 and 2005. These saving were partially offset by a $1.0 million increase due to stock-based compensation expense in fiscal 2006, compared to no stock-based compensation expense in fiscal 2005. Additionally, we have been able to leverage and re-use X-Series engineering development across a broader range of applications than in the past with our Fusion HF and HFi products. This has resulted in more efficient use of engineering resources and lower costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.1 million, or 14.3% of net sales, in fiscal 2006 as compared to $29.4 million, or 21.8% of net sales, in fiscal 2005. The increase in selling, general and administrative expenses was primarily due to a $2.7 million accrual for employee profit sharing and $3.5 million of stock-based compensation expense in fiscal 2006, compared to no stock-based compensation expense in fiscal 2005, which was partially offset by savings from our workforce reductions made in fiscal 2005 and 2006.

Reorganization Costs. For the quarter ended July 31, 2006, the Company recorded a reorganization charge of approximately $0.2 million, relating primarily to the relocation of the Company’s corporate headquarters.

For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to Europe workforce reductions, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 million reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood, Massachusetts facility. In connection with the relocation of its corporate headquarters to Norwood, Massachusetts the Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $1.1 million of cash payments relating to the $1.9 million reorganization charge were made during the fiscal year ending July 31, 2006. The remaining $0.8 million will be paid out over fiscal years 2007, 2008 and 2009. The Company expects to realize $0.8 million in annualized savings from the European facility related actions beginning in the quarter ended July 31, 2006. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

On October 25, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 14% from administration, 7% from manufacturing and 5% were from sales and marketing. The Company took these actions based on a continuing review of its business plans and operations. The Company expects to realize annual savings in operating expenses of approximately $8.0 million as a result of these actions. For the quarter ended October 31, 2005, the Company recorded a reorganization charge relating to workforce reductions and the separation agreement with its Chief Executive Officer of $4.2 million, of which $2.3 million consisted of severance costs relating to a worldwide workforce reduction, which was paid during the fiscal year ending July 31, 2006, and a $1.9 million charge relating to the separation of the Company’s Chief Executive Officer. The separation agreement with the Company’s Chief Executive Officer has a $1.2 million cash component, and a non-cash component of $0.7 million of expense related to the acceleration of stock options. For more information, please refer to the Company’s current reports on Form 8-K filed on October 27, 2005 and November 4, 2005.

Interest Expense. Interest expense for fiscal year 2006 was $9.0 million as compared to $6.8 million for fiscal year 2005, and consists primarily of interest expense for the balance of the 4.25% Convertible Subordinated Notes and interest expense of 8.25% (the lender’s variable prime rate) as of July 31, 2006 on the $60.0 million long-term loan with a commercial lender which closed on June 3, 2005. The proceeds of the $60.0 million term loan were used to repurchase in the fourth quarter of fiscal 2005, $61.7 million of the 4.25% Convertible Subordinated Notes. The increase in expense is a result of replacing the $61.7 million of debt at 4.25% with the $60.0 million of bank debt at prime rate which was 8.25% as of July 31, 2006, and a higher interest rate associated with the extended maturity on the Company’s $27.2 million Convertible Subordinated Notes due August 2007.

Investment Income. Investment income was $6.1 million for fiscal 2006 as compared to $5.2 million for fiscal 2005. The increase in investment income is due to rising interest rates and an increase in cash in fiscal 2006 as compared to fiscal 2005.

Income Tax. No provision was recorded in 2006 due to the utilization of net operating loss carryforwards to offset taxable income. Due to our cumulative loss position, management concluded that it was appropriate to continue to maintain a full valuation allowance for the Company’s net operating loss and other carryforwards, and net deferred tax assets. The Company recorded no income tax benefit for fiscal year 2005 due to the increase in the valuation allowance to fully reserve net operating loss and other carryforwards, and net deferred tax assets. The Company will continue to record a 100%

valuation allowance until it is more likely than not we will utilize the net operating loss and other carryforwards, and deferred tax asset. The gross deferred tax asset is valued at $224.2 million as of July 31, 2006 with a 100% valuation allowance.

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales consist of semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales were $134.5 million in fiscal 2005 and $255.8 million in fiscal 2004. The decrease in net sales year over year is primarily a result of sluggish demand for semiconductors resulting in reduced demand for semiconductor test equipment. In the first quarter of fiscal 2005, our major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company, which continued into our second quarter of fiscal 2005. The Company experienced a modest increase in orders in its third quarter, followed by a slight increase in orders in the fourth fiscal quarter. As a result of increasing orders, our revenue increased 52% in the fourth quarter from the previous quarter. The impact to the Company of any industry slowdown is exacerbated by the fact that the semiconductor industry is highly concentrated, and a small number of device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment, including the Company’s equipment. Sales to our ten largest customers accounted for 77.2% and 87.5% of revenues for the twelve months ended July 31, 2005 and July 31, 2004, respectively. Reduced sales from any one of our largest customers could have a significant effect on our sales. Sales from X-Series products (CX, DX, EX, MX) totaled $33.6million or 32.6% of product revenue in fiscal year 2005, and $48.8 million or 22.4% of product revenue in fiscal year 2004. Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $31.5 million, or 23.4% of net sales, in fiscal 2005 and $38.5 million, or 15.0% of net sales, in fiscal 2004. The decrease in service revenue is directly attributable to customer adjustments to their level of service needed to support their equipment utilization run rates. Geographically, sales to customers outside the United States were $93.3 million, or 69.3% of net sales, in fiscal 2005 and $168.9 million, or 66.0% of net sales, in fiscal 2004.

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

Engineering and Product Development Expenses. Engineering and product development expenses were $66.3 million, or 49.3% of net sales, in fiscal 2005 as compared to $67.7 million, or 26.4% of net sales, in fiscal 2004. The $1.4 million decrease in engineering and product development expenses in 2005 from 2004 was a result of our annual cost savings of $4.9 million due to the workforce reductions, offset by wage increases of $1.7 million implemented on August 1, 2004, increased engineering development expense of $1.1 million to support next generation Fusion products and additional depreciation expense of $0.7 million. Our engineering and development expense decreased sequentially on a quarterly basis during fiscal 2005 as second generation Fusion product development projects were completed. For the first quarter of fiscal 2005, our engineering and development expense was $17.7 million compared to $14.3 million in our fourth quarter. The decrease in quarterly expenditure was a result of completion of next generation Fusion product development projects for Fusion HFi, CX and EX.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.4 million, or 21.8% of net sales, in fiscal 2005 as compared to $28.0 million, or 11.0% of net sales, in fiscal 2004. The increase in selling, general and administrative expenses was primarily the result of a wage increase implemented on August 1, 2004, Sarbanes-Oxley Section 404 consulting expenses, and legal expenses incurred as a result of an anonymous “whistleblower” allegation relating to the Company’s third quarter financial results. Offsetting this increase were two reversals of accruals in fiscal 2005 relating to legal issues of $0.7 million and a favorable settlement of a liability associated with the settlement of a software license audit of $0.6 million that was recorded as part of the acquisition of StepTech, Inc. Additionally, a $1.7 million gain was included in selling, general and administrative expenses as a result of the repurchase by the Company of $61.7 million of outstanding principal of the 4.25% Convertible Subordinated Notes for a purchase price of $60.0 million. Partially offsetting this gain was an amortization expense of $0.4 million relating to the repurchase of the notes.

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

The $4.0 million charge was taken as a result of a worldwide workforce reduction of approximately 25% on February 15, 2005, which eliminated 153 positions. On February 18, 2005, the Company filed a Form 8-K describing these actions. The workforce reduction resulted in cash expenditures, consisting principally of severance and employee benefit payments, of $3.3 million during the Company’s 2005 fiscal year and the Company paid out approximately $0.7 million, the remaining reserve at July 31, 2005, during the first half of the 2006 fiscal year. The Company expects to realize an annual savings in operating expense of approximately $13.0 million as a result of this reduction.

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

Liquidity and Capital Resources

At July 31, 2006, we had $194.2 million in cash and cash equivalents and marketable securities and working capital of $143.3 million as compared to $177.5 million in cash and cash equivalents and marketable securities and working capital of $183.0 million at July 31, 2005. The increase in the cash and cash equivalents was due to a net cash increase in operating activities of $22.4 million less cash used for capital expenditures of $6.7 million to support next generation Fusion products and related options. The total increase in cash and cash equivalents and marketable securities for the year was $16.7 million. The decrease in working capital from $183.0 million as of July 31, 2005 to $143.3 million as of July 31, 2006 was primarily due to the long term liability for the Convertible Subordinated Notes moving to short term classification in fiscal 2006, partially offset by the increase in cash and cash equivalents and marketable securities.

Accounts receivable from trade customers, net of allowances, was $38.7 million at July 31, 2006, as compared to $19.8 million at July 31, 2005. The principal reasons for the $18.9 million increase in accounts receivable are increased sales revenue. Sales for the quarter ended July 31, 2006 were $67.4 million as compared to $38.9 million for the quarter ended July 31, 2005. The allowance for sales returns and doubtful accounts decreased to $1.4 million, or 3.5% of gross trade accounts receivable, at July 31, 2006 from $1.9 million, or 8.8% of gross trade accounts receivable, at July 31, 2005. There were approximately $.5 million of previously reserved accounts receivable written off in fiscal 2006.

Accounts receivable from other sources decreased $2.2 million to $3.3 million at July 31, 2006, as compared to $5.5 million at July 31, 2005. The decrease was attributed to the decrease in the sale of component inventory at cost to our outsource suppliers. The Company sells raw materials and component inventory at cost to contract manufacturers. The Company does not recognize revenue from these sales. Terms of sale are typically net 30 days, with no recourse provisions to the buyer. Although the majority of the Company’s raw materials and components are procured by our outsource suppliers (principally Jabil Circuit), we continue to carry on our balance sheet certain custom components and inventory that are in excess of our 90 day production requirements. These components are sold to our outsource partners at cost when needed for current production.

Net inventory decreased by $11.4 million to $29.8 million at July 31, 2006 as compared to $41.2 million at July 31, 2005. The decrease was primarily the result of increased sales volumes, lower carrying cost X-Series products and further enhancements to our outsourcing model.

Capital expenditures totaled $6.7 million in fiscal 2006 as compared to $11.6 million in fiscal 2005. Capital spending in fiscal 2006 was 3.1% of sales revenue compared to 8.6% in fiscal 2005. Capital expenditures include the purchase of additional capital equipment to support increased applications development and spare parts and equipment to support Fusion HFi, and X-Series testers. Capital expenditures decreased in fiscal 2006 as compared to fiscal 2005 primarily as a result of our completion of several major Fusion development projects in fiscal 2005 and lower dollar investment to support the X-Series products. The X-Series manufacturing cost is lower than Fusion HF and HFi, which significantly reduces the capital investment in spare parts and equipment needed to support our X-Series products.

For fiscal years 2006 and 2005, we had no new capital lease financing transactions. In December 2005, we signed a new 10 year lease with a landlord for 56,380 square feet of space in Norwood, Massachusetts. The building was made available in July 2006 at which time we moved 100% of the Westwood, Massachusetts facility to the new facility in Norwood, Massachusetts. The agreement included a termination of all previous obligations under the Westwood, Massachusetts lease. The Company expects to realize approximately $2.0 million of annual savings from this move of our corporate headquarters.

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender. The loan has a five year term. Interest is at the lender’s variable prime rate and is payable monthly. The loan is secured by all assets of the Company located in the United States. As of July 31, 2006, the outstanding principal of the term loan is $59.4 million. The balance of the principal is payable as follows: (i) two monthly installments of $0.6 million payable August 1, 2006 then nine monthly installments of $0.6 million through May 1, 2007; (ii) twelve monthly installments of $1.2 million, commencing on June 1, 2007 and ending on May 1, 2008, (iii) twelve monthly installments of $1.5 million, commencing on June 1, 2008 and ending on May 1, 2009, and (iv) twelve monthly installments of $1.7 million, commencing on June 1, 2009 and ending on May 1, 2010. The Company has a covenant in its loan agreement that requires it to maintain minimum cash and cash equivalents and marketable securities balances with the lender of no less than the aggregate of the outstanding term loan plus $30.0 million. However, in the event the Company’s cash and cash equivalents and marketable securities are less than this amount, the impact to the Company is the imposition of additional bank fees. The additional fees would not have a material impact on the Company’s financial position or results of operations.

The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line is fully utilized as of July 31, 2006 securing our obligations under certain lease agreements and letters of credit, with no additional borrowing availability. The facility expires on August 1, 2007.

In January 2004, the Company filed a shelf registration statement on Form S-3 to register up to $250.0 million of common stock, debt securities and warrants. On February 19, 2004, an offering was closed pursuant to a registration statement relating to the sale of 8,050,000 shares of common stock at $16.50 per share. The offering included 1,050,000 shares sold as a result of the exercise, in full, by the underwriters of their option to purchase additional shares of common stock. Gross proceeds from the stock offering totaled approximately $132.8 million. Proceeds to LTX, net of $6.3 million in underwriters’ commissions and discounts and other expenses, totaled approximately $126.5 million.

In August 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes due August, 2006. Interest on the 4.25% Convertible Subordinated Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. The notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method of depreciation, which approximates the effective interest method, over the term of the notes. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance of the notes for a purchase price of $60.0 million. On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of the notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of newly issued 4.25% Convertible Senior Notes (the “New Notes”) due August 2007. Please refer to the Company’s current report on Form 8-K filed on November 14, 2005 for further details. As of July 31, 2006, the outstanding principal balance of the 4.25% Convertible Subordinated Notes was $61.1 million. On August 8, 2006, the Company utilized existing short term cash to pay the outstanding balance of the $61.1 million 4.25% Convertible Subordinated Notes. In addition, $27.2 million of New Notes are due in August 2007. The Company intends to pay the remaining $27.2 million outstanding principal of New Notes in August 2007 with cash from operations.

The Company has a defined benefit pension plan for its operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited, (“UK”). The plan has 71 participants of which 3 remain as active employee members and 68 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. During fiscal 1998 LTX initiated a significant worldwide headcount reduction. This restructuring involved the termination of 28 of the then 71 UK pension plan participants. Additionally, the Company announced the intent to divest its iPTest business in the UK in August 1998. The Company subsequently sold its iPTest subsidiary in the UK in fiscal 2000. These actions resulted in the termination of 19 of the then 43 active UK pension plan participants. The Company determined that these actions met the requirements of paragraph 6 of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits in fiscal 1998 and resulted in a curtailment of this plan at that date. The plan was under-funded as of July 31, 2006 by $4.6 million. The Company has recorded this liability as other long-term liabilities of $4.3 million and accrued short-term liabilities of $0.3 million on the consolidated balance sheet as of July 31, 2006. Additionally, the Company has recorded a $0.7 million unrecognized transition obligation asset, a $0.4 million accumulated other comprehensive loss in stockholders’ equity and an adjustment to opening accumulated deficit of $2.9 million. The adjustment to opening accumulated deficit resulted from the correction of an error related to the 1998 and 2000 curtailments of this plan. The Company intends to make contributions over a 10 year period in order to reach fully funded status. The Company does not anticipate significant pension expense going forward from July 31, 2006. Factors that could impact the amount of expense recorded include but are not limited to: 1) the rate of return on the assets invested or 2) the discount rate used to determine the net present value of the future liabilities. The expected rate of return on assets is 6.0% and the discount rate is 5.1%. Cash payments are projected to be approximately $0.3 million in fiscal 2007 and actual cash payments were $0.2 million in fiscal 2006.

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

The following summarizes LTX’s contractual obligations; including interest, net of sub-lease revenues, at July 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Total	2007	2008 – 2009	2010 – 2011	Thereafter
Financial Obligations
Convertible Subordinated Notes	$92,562	$63,471	$29,091	$—	$—
Term Loan	70,882	13,989	39,250	17,643	—
Operating Leases	16,847	6,400	4,044	1,931	4,472
LT Liabilities, Pensions	4,600	264	528	528	3,280

Total Financial Obligations	$184,891	$84,124	$72,913	$20,102	$7,752

The following table contains the major cash requirements as of July 31, 2006:

	2007 Estimate	2006 Actual
Interest Payments	$7,393	$8,835
Principal Payments	70,067	602
Capital Expenditures	5,400	6,743
Operating Leases payments	6,400	10,251
Other	5,400	3,100

Total Major Cash Requirements	$94,660	$29,531

Recent Accounting Pronouncements

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the year ended July 31, 2006, the Company recorded expense of approximately $5.0 million in connection with its share-based payment awards. As of July 31, 2006, there is approximately $5.3 million of unrecognized compensation expense related to share-based payments to employees that will be recognized over the next 16 quarters. The adoption of SFAS No. 123R had no effect on the consolidated statement of cash flows for the twelve months ended July 31, 2006.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 permits early adoption for corrections of errors made in fiscal years beginning after the date the Statement was issued. The Company evaluated the impact to prior periods related to 1998 and 2000 Pension Plan curtailments and concluded that it was not appropriate to recognize the cumulative $2.9 million of errors through the current period statement of operations as they primarily relate to periods prior to those included in our fiscal 2006 Consolidated Financial Statements. As a result, the Company recorded this entry as an adjustment to accumulated deficit.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will be required to adopt FIN No. 48 for our fiscal year beginning August 1, 2007. We are in the process of determining the impact of FIN No. 48 on our Consolidated Financial Statements.

In October 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company will adopt this requirement beginning August 1, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will adopt this requirement for our fiscal year beginning August 1, 2007. We are in the process of determining the impact of SFAS No. 158 on the Company’s Consolidated Financial Statements.

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during the year. However, our incoming orders in the fourth quarter decreased from the third quarter’s levels. It is uncertain at this time whether we are entering into a downward trend in new orders as we enter our fiscal 2007. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 56% of our net sales in fiscal 2006 and 47% of our net sales in fiscal 2005. Sales to our ten largest customers accounted for 82.1% of revenues in fiscal year 2006 and 77.2% in fiscal year 2005. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 59% of our revenues for fiscal year 2006 and 69% of our revenues for fiscal year 2005. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

In the past, we have incurred expenses to meet new regulatory requirements in Europe, experienced periodic difficulties in obtaining timely payment from non-U.S. customers, and been affected by economic conditions in several Asian countries. Our foreign sales are typically invoiced and collected in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to push out or delay orders because of the increased relative cost of our products. In the past, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. While we have not entered into significant foreign currency hedging arrangements, we may do so in the future. If we do enter into foreign currency hedging arrangements, they may not be effective.

Our market is highly competitive, and we have limited resources to compete.

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our competitors in the market for semiconductor test equipment include Advantest, Credence Systems, Eagle Test Systems, Teradyne and Verigy. Certain of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our stock price is volatile.

In the twelve-month period ending on July 31, 2006, our stock price ranged from a low of $3.29 to a high of $7.65. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We have $27.2 million principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) due August 2007, $61.1 million principle amount of 4.25% Convertible Subordinated Notes due August 2006, (which were paid in full on August 8, 2006), as well as $59.4 million in principal outstanding under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. One of our credit facilities expired in April 2006, and was not renewed by us as we felt we had sufficient funds to pay off our debt when due. The $61.1 million of Convertible Subordinated Notes due in August 2006 was paid on August 8, 2006, reducing our cash and cash equivalents. In addition, we have $27.2 million principal amount of 4.25% Convertible Subordinated Notes due August 2007 and monthly principal and interest payments through May 2010 related to our term loan. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment of our Notes, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our Notes, or certain of our other obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we may not have sufficient funds or be able to arrange for financing to pay the principal amount of our Notes at their maturity.

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $59.4 million as of July 31, 2006, and in foreign currency exchange rates. We are subject to interest rate risk on our short-term and long-term borrowings under our credit and loan facilities. Our short-term and long-term bank debt bears interest at the lender’s variable prime rate. Long-term debt interest rates are fixed for the term of the Notes.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 2006, our revenues derived from sales outside the United States constituted 59% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 7.6% of the outstanding accounts receivable trade balance at July 31, 2006. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars comprise 5.9% of the outstanding accounts payable balance at July 31, 2006.

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

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$106,445	$55,269
Marketable securities	87,776	122,205
Accounts receivable—trade, net of allowances of $1,391 and $1,906, respectively	38,704	19,776
Accounts receivable—other	3,269	5,497
Inventories	29,847	41,181
Prepaid expense	4,156	4,942

Total current assets	270,197	248,870
Property and equipment, net	37,633	47,135
Goodwill	14,762	14,762
Other intangible assets	700	1,400
Other assets	4,398	4,225

Total assets	$327,690	$316,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$70,071	$606
Accounts payable	20,995	27,934
Deferred revenues and customer advances	3,646	2,712
Deferred gain on leased equipment	644	2,215
Other accrued expenses	31,554	32,446

Total current liabilities	126,910	65,913
Long-term debt, less current portion	77,620	147,687
Long-term liability other	5,521	2,802
Stockholders’ equity:
Common stock, $0.05 par value:
100,000,000 shares authorized; 62,006,421 and 61,531,881 shares issued and outstanding, respectively	3,101	3,077
Additional paid-in capital	563,959	558,192
Accumulated other comprehensive loss	(1,946)	(1,563)
Accumulated deficit	(447,475)	(459,716)

Total stockholders’ equity	117,639	99,990

Total liabilities and stockholders’ equity	$327,690	$316,392

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended July 31,
	2006	2005	2004
Net product sales	$183,290	$103,026	$217,310
Net service sales	33,213	31,505	38,491

Net sales	216,503	134,531	255,801
Cost of sales (includes stock-based compensation expense of $161 for FY06; $0 for FY05 and FY04)	109,975	90,806	154,672
Inventory related provision	221	47,457	—

Gross profit (loss)	106,307	(3,732)	101,129
Engineering and product development expenses (includes stock-based compensation expense of $1,049 for FY06; $0 for FY05 and FY04)	53,807	66,302	67,655
Selling, general and administrative expenses (includes stock-based compensation expense of $3,463 for FY06; $0 for FY05 and FY04)	31,135	29,366	28,037
Reorganization costs (includes stock-based compensation expense of $334 for FY06; $0 for FY05 and FY04)	6,282	31,726	—

Income (loss) from operations	15,083	(131,126)	5,437
Other income (expense):
Interest expense	(8,956)	(6,832)	(6,626)
Investment income	6,114	5,232	3,150

Net income (loss)	$12,241	$(132,726)	$1,961

Net income (loss) per share:
Basic	$0.20	$(2.17)	$0.04

Diluted	$0.20	$(2.17)	$0.03

Weighted-average common shares used in computing net income (loss) per share:
Basic	61,684	61,144	55,927

Diluted	62,207	61,144	58,057

Comprehensive income:
Net income (loss)	$12,241	$(132,726)	$1,961
Unrealized loss on marketable securities	(11)	(1,457)	(857)
Minimum pension liability	(372)	—	—

Comprehensive income (loss)	$11,858	$(134,183)	$1,104

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid –In Capital	Unrealized Gain (Loss) On Marketable Securities/Pensions	Accumulated Deficit	Total Stockholder’s Equity
Balance at July 31, 2003	51,633,798	$2,721	$421,709	$751	$(328,951)	$96,230
Exercise of stock options	797,482	40	4,324	—	—	4,364
StepTech escrow share release	144,062	7	1,092	—	—	1,099
Issuance of shares under employees’ stock purchase plan and other	277,821	(126)	2,200	—	—	2,074
Unrealized loss on marketable securities	—	—	—	(857)	—	(857)
Public offering of common stock	8,050,000	403	126,122	—	—	126,525
Net income	—	—	—	—	1,961	1,961

Balance at July 31, 2004	60,903,163	3,045	555,447	(106)	(326,990)	231,396
Exercise of stock options	196,169	11	264	—	—	275
StepTech escrow share release	144,063	7	1,092	—	—	1,099
Issuance of shares under employees’ stock purchase plan and other	288,486	14	1,389	—	—	1,403
Unrealized loss on marketable securities	—	—	—	(1,457)	—	(1,457)
Net loss	—	—	—	—	(132,726)	(132,726)

Balance at July 31, 2005	61,531,881	3,077	558,192	(1,563)	(459,716)	99,990
Exercise of stock options	188,785	10	669	—	—	679
Vesting of stock based awards	163,874	8	4,543	—	—	4,551
Issuance of shares under employees’ stock purchase plan and other	121,881	6	555	—	—	561
Unrealized loss on marketable securities	—	—	—	(11)	—	(11)
Comprehensive loss of minimum pension liability	—	—	—	(372)	—	(372)
Net income	—	—	—	—	12,241	12,241

Balance at July 31, 2006	62,006,421	$3,101	$563,959	$(1,946)	$(447,475)	$117,639

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$12,241	$(132,726)	$1,961
Add (deduct) non-cash items:
Depreciation and amortization	14,403	18,494	18,699
Non-cash restructuring charges	195	18,058	—
Charge for inventory related provision	221	47,457	—
Stock-based compensation	5,007	—	—
Other	201	(1,493)	645
(Increase) decrease in:
Accounts receivable	(16,678)	19,286	(27,095)
Inventories	13,149	(19,354)	(2,389)
Prepaid expenses	878	4,905	1,276
Other assets	622	(337)	893
Increase (decrease) in:
Accounts payable	(6,947)	(9,570)	23,816
Accrued expenses	(207)	5,237	663
Deferred revenues and customer advances	(651)	(5,436)	(4,738)

Net cash provided by (used in) operating activities	22,434	(55,479)	13,731
Cash Flows from Investing Activities:
Expenditures for property and equipment	(6,743)	(11,616)	(17,496)
Purchases of marketable securities	(49,747)	(112,890)	(240,414)
Proceeds from sale of marketable securities	84,165	138,830	153,372

Net cash provided by (used in) investing activities	27,675	14,324	(104,538)
Cash Flows from Financing Activities:
Proceeds from stock plans:
Employees’ stock purchase plan	561	1,403	2,086
Exercise of stock options	679	275	4,364
Proceeds from equity offering, net	—	—	126,525
Payment of short-term debt	(602)	(217)	(19,459)
Proceeds from term loan	—	60,000	—
Payments of long-term debt	—	(60,057)	(1,022)

Net cash provided by financing activities	638	1,404	112,494
Effect of exchange rate changes on cash	429	(92)	258

Net increase (decrease) in cash and cash equivalents	51,176	(39,843)	21,945
Cash and cash equivalents at beginning of year	55,269	95,112	73,167

Cash and cash equivalents at end of year	$106,445	$55,269	$95,112

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$7,822	$7,431	$3,748

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

LTX Corporation (“LTX” or the “Company”) designs, manufactures, and markets automatic semiconductor test equipment. Semiconductor designers and manufacturers worldwide use semiconductor test equipment to test devices at different stages during the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered, and has development and manufacturing facilities, in Norwood, Massachusetts, a development facility in San Jose, California, and worldwide sales and service facilities to support its customer base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to previously reported financial data to conform to the 2006 presentation.

Preparation of Financial Statements and Use of Estimates

The accompanying financial statements have been prepared by the Company, and reflect all adjustments, which, in the opinion of management, are necessary for fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily translated at historical rates. Net realized gains or losses resulting from foreign currency re-measurement and transaction gains or losses were a loss of $258,000, a gain of $17,000 and a loss of $234,000 in fiscal 2006, 2005 and 2004, respectively. Transaction gains and losses are included in the consolidated results of operations.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”, (SAB 104). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application. (4) the delivered item(s) has value to the customer on a

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stand-alone basis, (5) objective and reliable evidence of the fair value of the undelivered item(s) exists, (6) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company, and (7) if objective and reliable evidence of fair value exists for all units of accounting in the arrangement, the arrangement consideration is allocated based on the relative fair values of each unit of accounting. If the fair value of a delivered item is unknown, but the fair value, of undelivered items are known, the residual method is used for allocating arrangement consideration. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were $0.9 million, $0.8 million, and $1.7 million for fiscal years July 31, 2006, 2005, and 2004, respectively. These costs, when included in the sales price charged for products, are recognized in net sales.

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

Accounting for Stock-Based Compensation

The Company has five active stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The STI 2000 Plan, 2004 Plan, 2001 Plan, 1999 Plan, and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan, 2001 Plan and 1999 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and they allow both restricted stock awards and stock awards. Options under the plans are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of our stock options is 10 years. Our policy of issuing shares is to either buy shares in the open market or issue new shares. Our general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones. As of July 31, 2006, 75% of these options have vested as they have met the performance milestones. We are expensing these options based on an accelerated vesting schedule over the performance period. The remaining 25% will vest in 4 years regardless of the milestone being achieved. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (RSUs). Of the 983,600 RSUs, vesting for 742,600 is tied to certain profit break-even milestones for executives. The first milestone was achieved May 16, 2006, resulting in 185,650 shares vesting on May 16, 2006. The remaining executive RSUs will vest annually over the next three years unless another performance milestone is achieved. The remaining 241,000 RSUs are

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

service vested for key employees over a four year period, including 60,250 shares that vested on May 16, 2006, when the Company achieved a profit break-even milestone. The remaining shares will vest annually over the next three years, unless another performance milestone is achieved.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the year ended July 31, 2006 the Company recorded expense of approximately $5.0 million, of which $0.3 million is recorded in restructuring charges, in connection with its share-based payment awards. As of July 31, 2006, there is approximately $5.3 million of unrecognized compensation expense related to share based payments to employees that will be recognized over the next 16 quarters. The adoption of SFAS No. 123R did not have a significant effect on the consolidated statement of cash flows for the twelve months ended July 31, 2006.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

	Year ended July 31,
	2006	2005	2004
	(in thousands except per share)
Net income (loss):
As reported	$12,241	$(132,726)	$1,961
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, pro forma	—	26,090	17,640

Pro forma	$12,241	$(158,816)	$(15,679)

Net income (loss) per share:
Basic
As reported	$0.20	$(2.17)	$0.04
Pro forma	$0.20	$(2.60)	$(0.28)
Diluted
As reported	$0.20	$(2.17)	$0.03
Pro forma	$0.20	$(2.60)	$(0.28)

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average assumptions used in determining fair value of option grants:

	Year ended July 31,
	2006(1)	2005(2)	2004(2)
Volatility	54 - 86%	80%	87%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.84 – 4.75%	4.11%	4.78%
Expected life of options	7.11 - 7.21 years	7.18 years	8.83 years

(1)	Assumptions used in trinomial lattice option-pricing model valuation.

(2)	Assumptions used in Black-Scholes valuation.

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the fiscal years ended July 31, 2006 and 2005:

Product Warranty Activity	(in thousands)
	2006	2005
Balance at beginning of period	$2,543	$4,394
Warranty expenditures for current period	(3,621)	(6,186)
Changes in liability related to pre-existing warranties	—	74
Provision for warranty costs in the period	4,621	4,261

Balance at end of period	$3,543	$2,543

Comprehensive Income

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities and the effects of the minimum pension liability.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the cumulative components of comprehensive income (loss) for the fiscal years ended July 31, 2006, 2005 and 2004:

	(in thousands)
	2006	2005	2004
Unrealized loss on securities	(1,574)	(1,563)	(106)
Minimum pension liability	(372)	—	—

Total	$(1,946)	$(1,563)	$(106)

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

Reconciliation between basic and diluted earnings (loss) per share is as follows:

	Fiscal Year Ended July 31,
	2006	2005	2004
	(in thousands, except per share data)
Net income (loss)	$12,241	$(132,726)	$1,961
Basic EPS
Basic common shares	61,684	61,144	55,927
Basic EPS	$0.20	$(2.17)	$0.04
Diluted EPS
Basic common shares	61,684	61,144	55,927
Plus: impact of stock options and warrants	523	—	2,130

Diluted common shares	62,207	61,144	58,057
Diluted EPS	$0.20	$(2.17)	$0.03

Options to purchase 7,146,337, 8,077,136, and 4,224,203 of common stock were outstanding at July 31, 2006, 2005 and 2004 respectively, but were not included in the calculation of diluted shares because the effect of including the options would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of repurchase agreements and commercial paper. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities.

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
July 31, 2006
Due in less than one year	$32,314
Due in 1 to 3 years	17,067
Due in 3 to 5 years	12,872
Due in 5 to 10 years	6,838
Due in greater than 10 years	18,685

Total	$87,776

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2006
Corporate	$57,522	$58,401
Government	30,254	30,947

	$87,776	$89,348

July 31, 2005
Corporate	$100,833	$101,356
Government	21,372	21,370

	$122,205	$122,726

Gross unrealized losses were $1.6 million in fiscal 2006 and $1.6 million in fiscal 2005. The realized profits, losses and interest are included in the investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity. The gross unrealized losses were primarily a result of rising interest rates. The Company evaluates its portfolio for impairment based on certain factors including, credit quality, structure of the security and the ability to hold the security to maturity.

The following table contains marketable securities and related unrealized losses as of July 31, 2006:

(in thousands)	Market Value	Unrealized loss
Securities < 12 months unrealized loss	$38,604	$(367)
Securities > 12 months unrealized loss	45,124	(1,211)
Securities with unrealized gains	4,048	4

Total	$87,776	$(1,574)

The following interest income and realized gains and losses from sales of marketable securities are as follows:

	Fiscal Year Ended July 31,
	2006	2005	2004
	(in thousands)
Interest income	$5,619	$4,807	$2,534
Realized (loss) gain from sales of available-for-sale securities	(94)	—	262

	$5,525	$4,807	$2,796

At July 31, 2006, marketable securities of approximately $1.0 million were restricted from withdrawal. These assets served as collateral supporting letters of credit issued to a financial institution for leasing equipment.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2006, the estimated fair value of the Company’s convertible subordinated notes was approximately $85.9 million compared to the carrying value of $88.3 million. The estimated fair value of the convertible subordinated notes is based on the quoted market price of the notes on July 31, 2006. The book value of the term loan approximates fair value.

Concentration of Credit Risk

Revenue from our top ten customers accounted for 82%, 77%, and 88% of total revenues in fiscal 2006, 2005, and 2004, respectively. Accounts receivable from these customers amounted to approximately $26.2 million and $15.1 million at July 31, 2006 and 2005, respectively. Sales to customers outside the United States were $127.6 million, or 59% of net sales in fiscal 2006, $93.3 million, or 69% of net sales in fiscal 2005, $168.9 million, or 66% of net sales, in fiscal 2004.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain a letter of credit on sales to certain foreign customers. Write-offs related to accounts receivable have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	As of July 31,
	2006	2005
	(in thousands)
Raw materials	$20,597	$26,101
Work-in-process	5,132	4,668
Finished goods	4,118	10,412

	$29,847	$41,181

Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of July 31, 2006 and 2005, our inventory is stated net of inventory reserves of $46.5 million and $99.6 million, respectively. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed. During fiscal year 2006, the Company utilized $55.1 million of reserves related to the disposal or sale of previously reserved items.

Of the $29.8 million inventory balance at July 31, 2006, $7.4 million consists of “last time buy” custom components for Fusion HFi, $15.9 million consists of materials and components to support current requirements for Fusion HFi and X-Series, $5.1 million consists of evaluation inventory at customers and $1.4 million consists of inventory held in deferred revenue pending product acceptance. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

In the first quarter of fiscal 2005, the Company’s major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. These conditions continued into its second quarter of fiscal 2005. As a result of the shorter than expected upturn in business conditions, and the completion of the Company’s transition to its next generation Fusion, the Company deemed it appropriate to make an adjustment to the inventory valuation and recorded a $47.5 million excess and obsolete inventory provision, primarily related to the Fusion HF product line, in fiscal 2005. Inventory reserves establish a new cost basis for inventory and such reserves are not reversed until the related inventory is sold or otherwise disposed. For the twelve months ended July 31, 2006, the Company recorded $2.5 million in sales of previously reserved items which represents the gross cash received from the

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer. The net incremental gross margin and net income effect of these transactions of $1.1 million for the year ended July 31, 2006, $1.4 million for fiscal 2005, and $0.0 million for fiscal 2004 did not have a material impact on operating margins and the results.

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

	As of July 31,		Depreciable Life in Years
	2006	2005
	(in thousands)
Machinery, equipment and internal manufactured systems	$99,520	$129,140	3-7
Office furniture and equipment	4,531	5,677	3-7
Leasehold improvements	8,358	6,321	10 or term of lease

	112,409	141,138
Accumulated depreciation and amortization	(74,776)	(94,003)

	$37,633	$47,135

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

Goodwill totaling $14.8 million at July 31, 2006 and July 31, 2005, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets consisted of core technology and amounted to the following at:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
July 31, 2006	$2,800	$2,100	$700	4 years
July 31, 2005	$2,800	$1,400	$1,400	4 years

Amortization expense for each of the years ended July 31, 2006 and 2005 was $700,000. The estimated aggregate amortization expense for the next year is $700,000.

Deferred Gain on Leased Equipment

The Company has entered into certain equipment sale/leaseback transactions to finance the cost of new test equipment. The cash proceeds from these leases were based on the fair market value of the equipment and these leases qualify as operating leases in accordance with SFAS No. 13. Cash proceeds received in excess of the cost of the equipment are recorded as deferred gain in accordance with SFAS Nos. 13 and 28 and amortized over the life of the lease. As of July 31, 2006 we have $0.6 million of deferred gain remaining to be recognized in fiscal 2007 and 2008.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 permits early adoption for corrections of errors made in fiscal years beginning after the date the Statement was issued. The Company evaluated the impact to prior periods related to 1998 and 2000 pension plan curtailments and concluded that it was not appropriate to recognize the cumulative $2.9 million of errors through the current period statement of operations as they primarily relate to periods prior to those included in our 2006 Consolidated Financial Statements. As a result, the Company recorded this entry as an adjustment to opening accumulated deficit.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will be required to adopt FIN No. 48 for our fiscal year beginning August 1, 2007. We are in the process of determining the impact of FIN No. 48 on our Consolidated Financial Statements.

In October 2006, the FASB issued Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company will adopt this requirement beginning August 1, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will adopt this requirement for our fiscal year beginning August 1, 2007. We are in the process of determining the impact of SFAS No. 158 on the Company’s Consolidated Financial Statements.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at July 31, 2006 and July 31, 2005:

	(in thousands)
	2006	2005
Accrued compensation	$8,450	$6,843
Accrued income and local taxes	5,177	5,362
Warranty reserve	3,543	2,543
Ando reserve (1)	213	603
Accrued restructuring	7,001	9,999
Other accrued expenses	7,170	7,096

	$31,554	$32,446

(1)	Liability established as a result of dissolution of a joint venture agreement with Ando Electric Co., Ltd., a Japanese company.

4. LONG-TERM DEBT

Long-term debt consists of the following:

	As of July 31,
	(in thousands)
	2006	2005
Convertible subordinated notes	$88,287	$88,287
Five year bank term loan	59,400	60,000
Lease purchase obligations, net of deferred interest	4	6

	147,691	148,293
Less: current portion	(70,071)	(606)

	$77,620	$147,687

On August 8, 2001, the Company received net proceeds of $145.2 million from a private placement of $150 million, 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, the Company could have redeemed any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock has exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, the Company could have redeemed any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method, which approximates the effective interest method, over the term of the Notes. The stated interest rate is 4.25% and the effective rate is 4.39% due to the amortization of capitalized costs associated with the offering. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance. On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of new notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of outstanding notes due August 2007. Please refer to the Company’s current report on Form 8-K filed on November 14, 2005 for further details. As of July 31, 2006, the outstanding principal balance of the 4.25% Convertible Subordinated Notes was $61.1 million. In addition, $27.2 million of new notes are due in August 2007. As of July 31, 2006 the outstanding principal balance was $88.3 million of which $61.1 million is due on August 8, 2006 and $27.2 million is due August 15, 2007. On August 8, 2006 the Company paid with its existing short term cash, the $61.1 million 4.25% Convertible Subordinated Notes due. The Company intends to pay the remaining $27.2 million in August 2007 with cash from operations.

On June 3, 2005, the Company closed a $60.0 million term loan with a lender. The loan has a five year term, with interest only payable in the first year. Interest is at the lender’s variable prime rate and the loan is secured by all assets of the Company located in the United States. The proceeds from this loan were used to finance the repurchase of the $61.7 million 4.25% Convertible Subordinated Notes and other working capital purposes. As of July 31, 2006 the outstanding loan amount is $59.4 million of which $9.0 million is classified as current portion of long-term debt that will be repaid in fiscal 2007. The $59.4 million will be paid in 47 payments as follows: (i) two monthly installments of $0.6 million payable August 1, 2006, then 9 monthly installments of $0.6 million through May 1, 2007; (ii) twelve monthly installments of $1.2 million,

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commencing on June 1, 2007 and ending on May 1, 2008, (iii) twelve monthly installments of $1.5 million, commencing on June 1, 2008 and ending on May 1, 2009; and, (iv) twelve monthly installments of $1.7 million, commencing on June 1, 2009 and ending on May 1, 2010. The Company has a covenant in its loan agreement that requires it to maintain minimum cash and cash equivalents and marketable securities balances with the lender of no less than the aggregate of the outstanding term loan plus $30.0 million. However, in the event the Company’s cash and cash equivalents and marketable securities are less than this amount, the impact to the Company is the imposition of additional bank fees. The additional fees would not have a material impact on the Company’s financial position or results of operations.

The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line is fully utilized with $0.0 million available as of July 31, 2006 by securing our obligations under certain lease agreements and letters of credit. The facility expires on August 1, 2007.

5. INCOME TAXES

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year ended July 31,
	2006	2005	2004
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance/utilization of net operating loss carryforwards	(35.0)	(35.0)	(35.0)

Effective tax rate	0.0%	0.0%	0.0%

The temporary differences and carryforwards that created the deferred tax assets and (liabilities) as of July 31, 2006, and 2005 are as follows:

	As of July 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$153,201	$157,853
Tax credits	41,939	30,242
Inventory valuation reserves	17,789	39,858
Deferred revenue	337	1,057
Other	10,973	11,638

Total deferred tax assets, net	224,239	240,648
Valuation allowance	(224,239)	(240,648)

Net deferred tax assets	$—	$—

Compliance with SFAS No. 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. As a result of its cumulative loss position, the Company continues to maintain a full valuation allowance against its deferred tax asset balance. Included in the valuation allowance is approximately $4.7 million related to certain NOL carryovers resulting from the exercise of stock options, the benefit of which, when recognized, will be accounted for as a credit to additional paid in capital rather than a reduction in income tax.

As of July 31, 2006, the Company had federal net operating loss carryforwards of $419,111,000, which expire in 2019 to 2027, and Federal tax credit carryforwards of $25,951,000, which expire from 2016 to 2021. State tax credits and carryforwards of $15,998,000 at July 31, 2006 expire from 2006 to 2020. The Company also has foreign NOLs of $2,567,000 in the United Kingdom and $676,000 in Japan.

In accordance with SFAS No. 109 and SFAS No. 5, Accounting For Contingencies, we established reserves for tax contingencies that reflect our best estimate of the transactions and deductions that we may be unable to sustain or that we would be willing to concede as part of a broader tax settlement. We are currently undergoing routine tax examinations by various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results from operations or cash flows.

6. STOCKHOLDERS’ EQUITY

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

Reserved Unissued Shares

At July 31, 2006, the Company had reserved 13,794,796 unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan. In addition, at July 31, 2006, the Company has reserved 3,040,186 shares of its common stock for issuance relating to the Company’s 4.25% Convertible Subordinated Notes. On August 8, 2006, the Company paid $61.1 million of the 4.25% Convertible Subordinated Notes, which reduced the amount of shares reserved to 933,196.

7. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s Stock Option Plans, at July 31, 2006, 3,860,339 shares were subject to future grant under the 2004 Plan and no shares were available for future grant under any of the other Company Stock Option Plans.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of activities for the Company’s Stock Option Plans:

Stock Option Activity

	2006		2005		2004
	Number of Shares (1)	Weighted Average Exercise Price	Number of Shares (1)	Weighted Average Exercise Price	Number of Shares (1)	Weighted Average Exercise Price
Options outstanding, beginning of year	10,723,005	$10.40	9,035,317	$11.46	8,170,946	$10.36
Granted	169,500	3.81	2,151,225	5.75	1,722,750	13.51
Exercised	(188,785)	3.59	(78,285)	3.13	(797,482)	5.10
Forfeited	(2,169,436)	10.99	(385,252)	10.24	(60,897)	9.51

Options outstanding, end of year	8,534,284	9.17	10,723,005	10.40	9,035,317	11.43

Options exercisable	7,147,159	10.75	8,600,755	11.69	4,604,552	11.81

Options available for grant	3,860,839		3,206,432		991,432

Weighted average fair value of options granted during year		$2.68		$3.51		$11.70

(1)	Does not include 639,773 shares for employee stock purchase plan in 2006, 761,654 shares in 2005, and 1,050,140 shares in 2004.

As of July 31, 2006, the status of the Company’s outstanding and exercisable options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
0.00—4.63	972,447	3.6	$3.60	491,639	$3.24
4.64—9.25	3,331,409	6.3	6.77	2,425,092	7.26
9.26—13.88	3,239,475	5.5	12.76	3,239,475	12.59
13.89—18.50	693,953	4.5	15.40	693,953	15.40
18.51—23.13	244,000	4.6	21.09	244,000	21.01
23.14—27.75	16,000	5.6	26.20	16,000	26.20
27.76—32.38	1,000	4.9	28.34	1,000	28.34
32.39—37.00	20,500	3.5	33.63	20,500	33.63
41.64—46.25	15,500	3.6	46.25	15,500	46.25

	8,534,284	5.5	$9.97	7,147,159	$10.97

RSU Activity

	2006
	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of year	—	—
Granted	1,011,800	$4.48
Exercised	(163,874)	4.44
Forfeited	(88,026)	4.44

RSUs outstanding, end of year	759,900	$4.50

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 7, 2005, options to purchase approximately 2.3 million shares of LTX’s common stock that would otherwise have vested at various times within the next four years became fully vested.

The decision to accelerate these unvested options was made primarily to reduce compensation expense that might be recorded in future periods following our adoption of SFAS No. 123R on August 1, 2005. Accelerating the vesting of these stock options reduced the Company’s aggregate compensation expense in future periods by a total of approximately $10.4 million, before taxes, based upon value calculations using the Black-Scholes methodology (approximately $6.2 million in fiscal year 2006, $4.1 million in fiscal year 2007, and $0.1 million in fiscal year 2008).

Employees’ Stock Purchase Plan

The Company instituted an employee stock purchase plan in 1993 (“1993 ESPP”). Under the 1993 ESPP, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the lower of the fair market value of LTX’s common stock on the first business day or the last business day of a six-month offering period. The 1993 ESPP limits the number of shares that can be issued over the term of the plan to 3,000,000 shares. In December 2003, the 1993 ESPP expired and at the annual meeting on December 10, 2003 the shareholders approved a new employee stock purchase plan (“2004 ESPP”). The 2004 ESPP provides the same provisions as the 1993 ESPP and allows for the issuance of 1,200,000 shares of common stock to eligible employees. In September 2005, the Company amended the 2004 ESPP to provide that the price paid for the common stock is equal to 85% of the fair market value of LTX’s common stock on the last business day of a six month offering period. In fiscal years 2006, 2005, and 2004, shares issued under these employee stock purchase plans were 121,881, 288,486 and 277,821, respectively.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed quarterly to all non-executive employees. Under the Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $1.6 million, $0 million, and $0.4 million, for fiscal years 2006, 2005, and 2004, respectively.

The Company has an Executive Profit Sharing Plan based on certain profitability milestones. Employees included in this plan are excluded from the Profit Sharing Bonus Plan. The Company expensed $1.3 million, $0 million, and $0 million for the fiscal years 2006, 2005, 2004 respectively.

The Company has a 401(k) Growth and Investment Program (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches employees’ voluntary contributions, up to certain prescribed limits. Company contributions vest at a rate of 20% per year. The Company suspended the match as of June of fiscal year 2001. The Company match was reinstated beginning August 2005. The Company recorded related expense of $0.7 million for the fiscal year ended July 31, 2006.

The Company has a defined benefit pension plan for its operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited, (“UK”). The plan has 71 participants of which 3 remain as active employee members and 68 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. During fiscal 1998 LTX initiated a significant worldwide headcount reduction. This restructuring involved the termination of 28 of the then 71 UK pension plan participants. Additionally, the Company announced the intent to divest its iPTest business in the UK in August 1998, and disclosed this in the annual report on Form 10-K for fiscal 1998. The Company subsequently sold its iPTest subsidiary in the UK in fiscal 2000. These actions resulted in the termination of 19 of the then 43 active UK pension plan participants. The Company has concluded that these actions met the requirements of paragraph 6 of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits in fiscal 1998 and resulted in a curtailment of this plan at that date. The plan was under-funded as of July 31, 2006 by $4.6 million. The Company has recorded this liability as other long-term liabilities in the amount of $4.3 million and accrued short-term liabilities of $0.3 million on the consolidated balance sheet as of July 31, 2006. Additionally, the Company has recorded a $0.7 million unrecognized transition obligation asset, a $0.4 million accumulated other comprehensive loss in stockholders’ equity and an adjustment to opening retained earnings of $2.9 million. The adjustment to opening accumulated deficit resulted from the correction of an error related to the 1998 and 2000 curtailments of this plan. The Company intends to make contributions over a 10 year period in order to reach fully funded status. The Company does not anticipate significant pension expense going forward from July 31, 2006. Factors that could impact the amount of

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense recorded include but are not limited to: 1) the rate of return on the assets invested or 2) the discount rate used to determine the net present value of the future liabilities. The expected rate of return on assets is 6.0% and the discount rate is 5.1%. Cash payments are projected to be approximately $0.3 million in fiscal 2007 and actual cash payments were $0.2 million in fiscal 2006.

8. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

In fiscal years 2006, 2005, and 2004, Texas Instruments accounted for 56%, 47%, and 58%, of net sales, respectively. Sales to the top ten customers were 82%, 77%, and 88%, of net sales in fiscal 2006, 2005, and 2004, respectively.

The Company’s operations by geographic segment for the three years ended July 31, 2005 are summarized as follows:

	Year ended July 31,
	2006	2005	2004
	(in thousands)
Sales to unaffiliated customers:
United States	$88,896	$41,253	$86,907
Taiwan	10,538	11,815	17,832
Japan	2,840	5,978	6,380
Singapore	45,632	14,765	48,866
Philippines	55,176	38,941	66,832
All other countries	13,421	21,779	28,984

Total sales to unaffiliated customers	$216,503	$134,531	$255,801

Long-lived assets
United States	$49,618	$58,157	$76,385
Taiwan	394	670	1,502
Japan	54	22	19
Singapore	1,545	1,996	4,410
All other countries	784	1,052	2,713

Total long-lived assets	$52,395	$61,897	$85,029

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

9. COMMITMENTS AND LEGAL MATTERS

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2016. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for two (2) additional five (5) year periods provided that the Company notifies its landlord at least four hundred twenty-five (425) days prior to expiration of the original term. For further information, refer to the Company’s Form 8-K filing dated December 21, 2005. Minimum lease payments under noncancelable leases at July 31, 2006, are as follows:

Year ended July 31,	Real Estate	Equipment	Total Operating Leases
	(in thousands)
2007	$3,445	$2,955	$6,400
2008	1,807	850	2,657
2009	1,211	176	1,387
2010	1,027	48	1,075
2011	856	—	856
Thereafter	4,472	—	4,472

Total minimum lease payments	$12,818	$4,029	$16,847

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total rental expense for fiscal 2006, 2005, and 2004 was $3,299,090, $9,261,863, and $14,084,063, respectively.

The Company is, from time to time, subject to legal proceedings, claims and investigations that arise in the ordinary course of business. There are no such matters that the Company believes are material with respect to its business, financial position or results of operations.

10. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

For the quarter ended July 31, 2006, the Company recorded a reorganization charge of approximately $0.2 million, relating primarily to the relocation of the Company’s corporate headquarters.

For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to Europe workforce reductions, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 million reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood, Massachusetts facility. The Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $1.1 million of cash payments relating to the $1.9 million reorganization charge were made during the fiscal year ending July 31, 2006. The remaining $0.8 million will be paid out over fiscal years 2007, 2008 and 2009. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

On October 25, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 14% from administration, 7% from manufacturing and 5% were from sales and marketing. The Company took these actions based on a continuing review of its business plans and operations. The Company expects to realize annual savings in operating expenses of approximately $8.0 million as a result of these actions. For the quarter ended October 31, 2005, the Company recorded a reorganization charge relating to workforce reductions and the separation agreement with its Chief Executive Officer of $4.2 million, of which $2.3 million consisted of severance costs relating to a worldwide workforce reduction, which was paid during the fiscal year ending July 31, 2006, and a $1.9 million charge relating to the separation of the Company’s Chief Executive Officer. The separation agreement with the Company’s Chief Executive Officer has a $1.2 million cash component, and a non-cash component consisting of the acceleration of stock option expensing of $0.7 million. For more information, please refer to the Company’s current reports of Form 8-K filed on October 27, 2005 and November 4, 2005.

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

The $24.6 million reorganization charge relating to fixed asset impairment and facilities consolidation was undertaken as a result of an asset impairment review. This review was triggered by the workforce reduction and business unit reorganization. Of the $24.6 million impairment charge, $18.1 million was related to fixed asset equipment, $4.6 million related to future lease obligations on equipment that will no longer be used and $1.9 million related to facilities consolidation. The equipment, which has already been disposed or will be disposed of over the next twenty four months, consists primarily of older technology having little or no resale value. The equipment that has not been disposed consists primarily of leased equipment with remaining principal payments that the Company cannot dispose of until all lease obligations have been satisfied.

The Company recorded a reorganization charge in the quarter ended October 31, 2004 of $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 million related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net of any rental income. In the first quarter of fiscal 2005, the Company’s major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. These conditions continued into the second quarter of fiscal 2005. As a result of the shorter than expected upturn in business conditions, and the completion of the Company’s transition to its next generation Fusion, the Company deemed it appropriate to make an adjustment to its inventory and recorded a $47.5 million excess and obsolete inventory provision, primarily related to Fusion HF, in the quarter ended October 31, 2004.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the Company’s restructuring activity and related accrual for the fiscal years ended 2006, 2005 and 2004:

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in thousands)
Balance July 31, 2003	$0.4	$—	$—	$—	$0.4
Additions to expense	—	—	—	—	—
Non-cash utilization	—	—	—	—	—
Cash paid	(0.4)	—	—	—	(0.4)

Balance July 31, 2004	$—	$—	$—	$—	$—

Additions to expense	5.5	4.6	3.5	18.1	31.7
Elimination of deferred gain	—	2.8	—	—	2.8
Non-cash utilization	—	—	—	(18.1)	(18.1)
Cash paid	(4.8)	(0.8)	(0.8)	—	(6.4)

Balance July 31, 2005	$0.7	$6.6	$2.7	$—	$10.0

Additions to expense	4.9	(0.1)	1.4	0.1	6.3
Elimination of deferred gain	—	(0.7)	—	—	(0.7)
Non-cash utilization	(0.3)	—	(0.1)	(0.1)	(0.5)
Cash paid	(3.2)	(1.7)	(2.2)	—	(7.1)

Balance July 31, 2006	$2.1	$4.1	$1.8	$—	$8.0

11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

	Year Ended July 31, 2006
	First Quarter (1) (4)	Second Quarter (2) (4)	Third Quarter (4)	Fourth Quarter (3) (4)
	(In thousands, except per share data)
Net sales	$44,951	$47,803	$56,339	$67,410
Gross profit	18,694	22,257	29,480	35,876
Net income (loss)	(8,383)	(1,446)	8,141	13,929
Net income (loss) per share:
Basic	$(0.14)	$(0.02)	$0.13	$0.23
Diluted	$(0.14)	$(0.02)	$0.13	$0.22

(1)	Includes reorganization costs of $4.2 million.

(2)	Includes reorganization costs of $1.9 million and an inventory related provision of $0.2 million.

(3)	Includes reorganization costs of $0.2 million.

(4)	Includes stock based compensation of $0.7 million, ($0.01 per share), $1.2 million, ($0.02 per share), $1.4 million, ($0.02 per share) and $1.3 million, ($0.02 per share), respectively.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended July 31, 2005
	First Quarter (1)	Second Quarter	Third Quarter (2)	Fourth Quarter
	(In thousands, except per share data)
Net sales	$43,033	$27,036	$25,534	$38,928
Gross profit	(32,658)	7,153	6,839	14,934
Net income (loss)	(61,673)	(19,183)	(45,656)	(6,214)
Net income (loss) per share:
Basic	$(1.01)	$(0.31)	$(0.75)	$(0.10)
Diluted	$(1.01)	$(0.31)	$(0.75)	$(0.10)
Accounting for Stock-Based Compensation:
Net income (loss)
As reported	$(61,673)	$(19,183)	$(45,656)	$(6,214)
Deduct: Total stock based employee compensations expense determined under fair value based method for all awards, net of related tax effects	3,546	3,900	3,983	14,661

Proforma net income (loss)	$(65,219)	$(23,083)	$(49,639)	$(20,875)
Net income (loss) per share:
Basic
As Reported	$(1.01)	$(0.31)	$(0.75)	$(0.10)
Proforma	$(1.07)	$(0.38)	$(0.81)	$(0.34)
Diluted
As Reported	$(1.01)	$(0.31)	$(0.75)	$(0.10)
Proforma	$(1.07)	$(0.38)	$(0.81)	$(0.34)

(1)	Includes reorganization costs of $3.1 million and an inventory charge of $47.5 million.

(2)	Includes reorganization costs of $4.0 million and a fixed asset impairment charge of $24.6 million.

12. SUBSEQUENT EVENTS

On September 13, 2006, the Company granted 964,500 performance based and service based RSUs from the Company’s 2004 Stock Plan to the Company’s executive officers (see Form 8-K filed on September 14, 2006), and other key officers and employees. The performance based RSUs granted to the executive officers that do not vest within five years from the date of grant will expire. The annual stock based compensation expense is expected to be approximately $4.7 million amortized over four years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX Corporation

We have audited the accompanying consolidated balance sheets of LTX Corporation (the “Company”) as of July 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTX Corporation at July 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LTX Corporation’s internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 11, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

October 11, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2006, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on our assessment of the Company’s internal control over financial reporting. This report appears below.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that LTX Corporation maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTX Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that LTX Corporation maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LTX Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTX Corporation as of July 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2006 of LTX Corporation and our report dated October 11, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Boston, Massachusetts

October 11, 2006

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10-14.	Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Principal Accountant Fees and Services

Information required under these Items is included in the Proxy Statement for the Annual Meeting of Stockholders to be held on December 6, 2006, under the headings “Certain Stockholders,” “Election of Directors,” “Compensation of Executives and Officers,” “Compensation Plans,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Information Concerning Auditors,” which information is incorporated herein by reference. Such Proxy Statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year, July 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A) 1. Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2006, are included in Item 8, herein.

(A) 2. Financial Statement Schedules

Consolidated financial statement Schedule II for the Company is included in Item 15(c). All other schedules for which provision is made in the applicable security regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(A) 3. Exhibits

Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company’s Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company’s Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company’s Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company’s Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company’s Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company’s Registration No. 333-106163 on Form S-8 filed June 16, 2003 (the “2003 S-8”); to the Company’s Registration No. 333-11814 on Form S-8 filed January 9, 2004 (the “2004 S-8”); to the Company’s Registration Statement No. 333-121379 on Form S-8 filed on December 12, 2004 (the “December 2004 S-8”); to the Company’s Form 8A/A filed September 30, 1993 amending the Company’s Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company’s Current Reports on Form 8-K filed May 11, 1989 and April 3, 2002; the Company’s Annual Reports on Form 10-K for one of the years ended July 31, 2003, 2002, 2001, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985, 1984 and 1983; or the Company’s Quarterly Reports on 10-Q for one of the quarters ended October 31, 1997, January 31, 1998, April 30, 1998, January 31, October 31, 1999 and January 31, 2000, April 30, 2001, January 31, 2002, January 31, 2003, January 31, 2004, October 31, 2004, April 30, 2005, October 31, 2005 and January 31, 2006 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

(A) Listing of Exhibits

3.1	—Articles of Organization, as amended. (Exhibit 3.1 to the 1995 Registration Statement No. 1)

3.2	—By-laws, as amended. (Exhibit 3(B) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1997)

4.1

— Rights Agreement. (Exhibit I of the Registrant’s Current Report on Form 8-K, filed May 3, 1999), Amendment to Rights Agreement (Exhibit 4.1 to the Current Report on Form 8-K, filed February 14, 2003) and Amendment No. 2 to Rights Agreement (Exhibit 4.1 to the Current Report on Form 8-K, filed January 27, 2004)

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

10.8+	—Summary of Executive Bonus Plan (Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.9	—Loan and Security Agreement dated as of May 31, 2005 between LTX Corporation and Silicon Valley Bank (Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2005)

10.10+	—Form of Change of Control Agreement entered into with certain executive officers (Exhibit 10(Y) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.11	—1999 Stock Plan (Exhibit 10(CC) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

10.12

—Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of Massachusetts (Exhibit 10(EE) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2001) and Amendment 5 to Credit Agreement

10.13+	—2001 Stock Plan (Exhibit 10(FF) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2003)

10.14+	—Deferred Compensation Plan effective as of December 1, 2001 (Exhibit 10(GG) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

10.15	—STI 2000 Stock Option Plan (Exhibit 4 to the 2003 S-8)

10.16+	—2004 Stock Plan (Exhibit 10.15+ to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.17+	—Form of Nonstatutory Stock Agreement for Non-Employee Directors (Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.18+	—Form of Incentive Stock Option Agreement for Employees (Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.19

—Amendment 7 to Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of Massachusetts (Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2005)

10.20	—Form of Restricted Stock Unit Agreement (performance vested) (Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.21	—Form of Restricted Stock Unit Agreement (time vested) (Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

16.1	—Letter dated April 3, 2002 from Arthur Andersen LLP (Exhibit 16 to the Current Report on Form 8-K filed April 3, 2002)

21	—Subsidiaries of Registrant

23.1	—Consent of Ernst & Young LLP

31.1	—Rule 13a-14(a) Certification of David G. Tacelli, CEO

31.2	—Rule 13a-14(a) Certification of Mark J. Gallenberger, CFO

32	—Section 1350 Certification of CEO and CFO

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Item 15(b).	Exhibits

Exhibit 21—Subsidiaries of Registrant

Company
LTX (Europe) Limited	United Kingdom	100%
LTX International Inc., Domestic International Sales Corporation (DISC)	Delaware	100%
LTX (Deutschland) GmBH	Germany	100%
LTX France S.A.	France	100%
LTX Test Systems Corporation	Delaware	100%
LTX (Italia) S.r.	Italy	100%
LTX (Foreign Sales Corporation) B.V.	The Netherlands	100%
LTX Asia International, Inc.	Delaware	100%
LTX Israel Limited	Israel	100%
LTX (Malaysia) SDN.BHD	Malaysia	100%
LTX LLC	Delaware	100%

The subsidiaries listed are all included in the consolidated financial statements of the Company.

Item 15(c)

SCHEDULE II

LTX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2006, 2005 and 2004

(in thousands)

Description	Balance at beginning of period	Charged to expense	Deductions (1)	Balance at end of period
Reserve for sales returns, allowances and doubtful accounts
July 31, 2006	$1,906	$0	$(515)	$1,391
July 31, 2005	$2,016	$0	$(110)	$1,906
July 31, 2004	$3,518	$0	$(1,502)	$2,016
Reserve for other accounts receivable
July 31, 2006	$0	$0	$0	$0
July 31, 2005	$0	$0	$0	$0
July 31, 2004	$0	$0	$0	$0

(1)	Represents amounts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX CORPORATION

By:	/s/ David G. Tacelli
David G. Tacelli
President and Chief Executive Officer

October 13, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roger W. Blethen Roger W. Blethen	Chairman of the Board	October 13, 2006

/s/ David G. Tacelli David G. Tacelli	President and Chief Executive Officer (Principal Executive Officer)	October 13, 2006

/s/ Mark J. Gallenberger Mark J. Gallenberger	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 13, 2006

/s/ Daniel V. Wallace Daniel V. Wallace	Controller, (Principal Accounting Officer)	October 13, 2006

/s/ Mark S. Ain Mark S. Ain	Director	October 13, 2006

/s/ Stephen M. Jennings Stephen M. Jennings	Director	October 13, 2006

/s/ Roger J. Maggs Roger J. Maggs	Director	October 13, 2006

/s/ Robert E. Moore Robert E. Moore	Director	October 10, 2006

/s/ Samuel Rubinovitz Samuel Rubinovitz	Director	October 13, 2006

/s/ Patrick J. Spratt Patrick J. Spratt	Director	October 10, 2006