Form 10-Q
period 2006-10-31
LTX CORP
filed 2006-12-11
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-10761

LTX CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2594045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 University Avenue, Norwood, Massachusetts	02062 (Zip Code)
(Address of principal executive offices)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 05, 2006
Common Stock, $0.05 par value per share	62,017,319 shares

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2006	July 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,448	$106,445
Marketable securities	65,832	87,776
Accounts receivable—trade, net of allowances	32,532	38,704
Accounts receivable—other	1,549	3,269
Inventories	29,360	29,847
Prepaid expenses	4,257	4,156

Total current assets	206,978	270,197
Property and equipment, net	37,476	37,633
Goodwill	14,762	14,762
Other intangible assets	525	700
Other assets	4,519	4,398

Total assets	$264,260	$327,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,424	$70,071
Accounts payable	22,059	20,995
Deferred revenues and customer advances	2,638	3,646
Deferred gain on leased equipment	263	644
Other accrued expenses	25,607	31,554

Total current liabilities	87,991	126,910
Long-term debt, less current portion	46,800	77,620
Other long-term liabilities	5,617	5,521
Stockholders’ equity:
Common stock	3,102	3,101
Additional paid-in capital	565,031	563,959
Accumulated other comprehensive loss	(1,396)	(1,946)
Accumulated deficit	(442,885)	(447,475)

Total stockholders’ equity	123,852	117,639

Total liabilities and stockholders’ equity	$264,260	$327,690

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2006	2005
Net product sales	$42,042	$36,819
Net service sales	7,798	8,132

Net sales	49,840	44,951
Cost of sales (includes stock-based compensation expense of $22 for Q1 FY07; $43 for Q1 FY06)	24,704	26,257

Gross profit	25,136	18,694
Engineering and product development expenses (includes stock-based compensation expense of $228 for Q1 FY07; $231 for Q1 FY06)	12,933	15,166
Selling, general and administrative expenses (includes stock-based compensation expense of $691 for Q1 FY07; $430 for Q1 FY06)	7,065	7,071
Reorganization costs	—	4,227

Income (loss) from operations	5,138	(7,770)
Other income (expense):
Interest expense	(1,932)	(1,925)
Investment income	1,384	1,312

Net income (loss)	$4,590	$(8,383)

Net income (loss) per share:
Basic	$0.07	$(0.14)
Diluted	0.07	$(0.14)
Weighted-average common shares used in computing net income (loss) per share:
Basic	62,019	61,535
Diluted	62,445	61,535
Comprehensive income (loss):
Net income (loss)	$4,590	$(8,383)
Unrealized gain (loss) on marketable securities	557	(414)
Minimum pension liability	(7)	—

Comprehensive income (loss)	$5,140	$(8,797)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,590	$(8,383)
Add (deduct) non-cash items:
Stock-based compensation	941	704
Depreciation and amortization	3,434	3,643
Other	109	(27)
(Increase) decrease in:
Accounts receivable	7,868	1,977
Inventories	487	1,609
Prepaid expenses	(109)	(699)
Other assets	(111)	189
Increase (decrease) in:
Accounts payable	1,067	2,111
Accrued expenses	(5,959)	1,022
Deferred revenues and customer advances	(1,390)	(291)

Net cash provided by (used in) operating activities	10,927	1,855
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(32,452)
Proceeds from sale of marketable securities	22,501	20,753
Purchases of property and equipment	(3,334)	(1,949)

Net cash provided by (used in) investing activities	19,167	(13,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	200	48
Payments of short-term notes payable, net	(63,467)	—

Net cash (used in) provided by financing activities	(63,267)	48
Effect of exchange rate changes on cash	176	265

Net decrease in cash and cash equivalents	(32,997)	(11,480)
Cash and cash equivalents at beginning of period	106,445	55,269

Cash and cash equivalents at end of period	$73,448	$43,789

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,453	$2,896

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX Corporation (“LTX” or the “Company”) designs, manufactures, and markets and services semiconductor test solutions. Semiconductor designers and manufacturers worldwide use semiconductor test equipment to test devices at different stages during the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. We provide test systems, global applications consulting, repair services and operational support to over 100 customers in more that 15 countries. The Company is headquartered, and has research and development facilities, in Norwood, Massachusetts, a research and development facility in San Jose, California, and worldwide sales and service facilities to support its customer base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2006. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2006 are not necessarily indicative of future trends or our results of operations for the entire year.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, (SAB 104), “Revenue Recognition” and EITF No. 00-21 “Revenue Arrangement with Multiple Deliverables”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are net 30 days from shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, (5) objective and reliable evidence of the fair value of the undelivered item(s) exists, (6) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company, and (7) if objective and reliable evidence of fair value exists for all units of accounting in the arrangement, the arrangement consideration is allocated based on the relative fair values of each unit of accounting. If the fair value of a delivered item is unknown, but the fair value of undelivered items are known, the residual method is used for allocating arrangement consideration which requires discounts in the sales value of the entire arrangement to be recognized in connection with the sale of the delivered items only. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three months ended October 31, 2006 and 2005.

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

Accounting for Stock-Based Compensation

The Company has five active stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The STI 2000 Plan, 2004 Plan, 2001 Plan, 1999 Plan, and the U.K. Plan provide for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan, 2001 Plan and 1999 Plan also provide for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and they allow both restricted stock awards and stock awards. Options under the plans are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of our stock options is 10 years. Our policy of issuing shares is to either buy shares in the open market or issue new shares. Our general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones. As of October 31, 2006, 75% of these options have vested as they have met the performance milestones. We are expensing these options and other performance based awards on an accelerated vesting schedule over the performance period as per our current estimate of whether the performance criteria will be achieved. The remaining 25% will vest in 4 years regardless of the milestones being achieved. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (RSUs). Of the 983,600 RSUs, vesting for 742,600 is tied to certain profit break-even milestones for executives. The first milestone was achieved May 16, 2006, resulting in 185,650 shares vesting on May 16, 2006. The remaining executive RSUs will vest annually over the next three years unless another performance milestone is achieved , accelerating vesting otherwise scheduled on an annual basis.

The remaining 241,000 RSUs are service vested for key employees over a four year period, including 60,250 shares that vested on May 16, 2006, when the Company achieved a profit break-even milestone. The remaining shares will vest annually over the next three years, unless another performance milestone is achieved, accelerating vesting otherwise scheduled on an annual basis. During the quarter ended October 31, 2006, the Company granted 973,000 RSUs. Of the 973,000 RSUs, vesting for 721,000 is tied to certain profit milestones for executives. The remaining 252,000 RSUs are service vested for key employees and are earned over a four year period.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the three months ended October 31, 2006 and 2005, the Company recorded expense of approximately $0.9 million and $0.7 million, respectively, in connection with its share-based payment awards. As of October 31, 2006, there is approximately $9.0 million of unrecognized compensation expense related to share-based payments to employees that will be recognized over the next 16 quarters.

The Company adopted SFAS No. 123R under the modified prospective method. Under this method, the Company recognized compensation cost for all share-based payments to employees based on the grant date estimate of fair value for those awards, beginning on August 1, 2005. Options granted prior to August 1, 2005 and accounted for under SFAS No. 123, were valued using a binomial Black-Scholes model at the date of grant. Options granted subsequent to the adoption of SFAS No. 123R were valued using a trinomial lattice model.

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

For periods prior to the adoption of SFAS No. 123R, the Company had elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for its employee stock option and stock purchase plans. No stock-based employee compensation is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Weighted-average assumptions used in determining fair value of option grants:

Three months ended October 31, 2005
Volatility	54 – 83%
Dividend yield	0%
Risk-free interest rate	3.84 – 4.65%
Expected life options	7.11 years

NOTE:	There were no options granted during the three months ended October 31, 2006.

The following is a summary of activities for the Company’s Stock Option Plans for the three months ended October 31, 2006:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	8,534,284		$9.17
Granted	—		—
Exercised	(21,600)		10.75
Forfeited	(44,912)		11.97

Options outstanding, end of period	8,467,772		9.97

Options exercisable	7,758,515		10.44

Options available for grant	3,860,844		N/A

Weighted average fair value of options granted during period	—	$	N/A

As of October 31, 2006, the status of the Company’s outstanding and exercisable options is as follows:

		Options Outstanding		Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01–4.63	961,735	3.6	$ 3.60	700,353	$ 3.49
4.64–9.25	3,306,609	6.1	6.77	2,858,734	6.99
9.26–13.88	3,214,975	5.3	12.76	3,214,975	12.76
13.89–18.50	689,453	4.2	15.40	689,453	15.40
18.51–23.13	244,000	4.3	21.09	244,000	21.09
23.14–27.75	16,000	5.4	26.20	16,000	26.20
27.76–32.38	1,000	4.6	28.34	1,000	28.34
32.39–37.00	18,500	3.6	33.63	18,500	33.63
41.63–46.25	15,500	3.4	46.25	15,500	46.25

	8,467,772	6.3	$ 9.97	7,758,515	$10.44

RSU Activity

	Three Months Ended October 31, 2006
	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of period	759,900	$4.50
Granted	973,000	4.86
Exercised	—	—
Forfeited	(3,750)	4.44

RSUs outstanding, end of period	1,729,150	$4.70

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the three months ended October 31, 2006 and 2005:

	Three Months Ended October 31,
Product Warranty Activity	2006	2005
	(in thousands)
Balance at beginning of period	$3,543	$2,543
Warranty expenditures for current period	(853)	(827)
Changes in liability related to pre-existing warranties	(47)	—
Provision for warranty costs in the period	771	779

Balance at end of period	$3,414	$2,495

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities and the effects of the minimum pension liability.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2006	2005
	(in thousands, except per share data)
Net income (loss)	$4,590	$(8,383)
Basic EPS
Basic common shares	62,019	61,535
Basic EPS	$0.07	$(0.14)
Diluted EPS
Basic common shares	62,019	61,535
Plus: impact of options and restricted stock units	426	—

Diluted common shares	62,445	61,535
Diluted EPS	$0.07	$(0.14)

At October 31, 2006 and 2005, options to purchase 7,138,162 shares and 8,866,683 shares of common stock, respectively, were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share excludes 721,000 and 0 RSUs at October 31, 2006 and 2005, respectively, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

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

Gross unrealized gains and losses for the three months ended October 31, 2006 and October 31, 2005 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no impairment losses recorded for the three months ended October 31, 2006 and October 31, 2005.

At October 31, 2006, there was no cash restricted from withdrawal.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	October 31, 2006	July 31, 2006
	(in thousands)
Purchased components and parts	$18,561	$20,597
Units-in-progress	3,022	5,132
Finished units	7,777	4,118

	$29,360	$29,847

Our policy is to establish inventory reserves when conditions exist that indicate our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of October 31, 2006 and July 31, 2006, our inventory is stated net of inventory reserves of $42.8 million and $46.5 million, respectively. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. We recognized sales of previously written off inventory of $2.0 million for the three months ended October 31, 2006 and $0.8 million for the three months ended October 31, 2005. The $2.0 million and $0.8 million recorded for the three months ended October 31, 2006 and 2005, respectively, represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions of $0.5 million and $0.1 million for the three months ended October 31, 2006, did not have a significant impact on normal operating margins and the results of operations.

Property and Equipment

Property and equipment are summarized as follows:

	October 31, 2006	July 31, 2006	Depreciable Life In Years
	(in thousands)
Machinery, equipment and internal manufactured systems	$107,078	$99,520	3-7
Office furniture and equipment	3,066	4,531	3-7
Leasehold improvements	8,008	8,358	10 or term of lease

	118,152	112,409
Less Accumulated depreciation and amortization	(80,676)	(74,776)

	$37,476	$37,633

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. There were no significant impairment losses for the three months ended October 31, 2006 and October 31, 2005.

Goodwill and Other Intangibles

The Company follows the provisions of Statement No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Intangible assets are recorded at historical cost. Intangible assets acquired in an acquisition, including purchased research and development, are recorded under the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition. Management uses a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. If the carrying value of the Company’s net asset is in excess of the present value of the expected future cash flows, the carrying value of goodwill is written down to fair value in the period identified. Definitive useful life assets are tested for impairment under the provision of SFAS No. 144.

Goodwill totaling $14.8 million at each of October 31, 2006 and July 31, 2006, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at October 31, 2006 and July 31, 2006:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
October 31, 2006	$2,800	$2,275	$525	4 years
July 31, 2006	$2,800	$2,100	$700	4 years

Amortization expense for each of the three months ended October 31, 2006 and 2005 was $175,000. The estimated aggregate amortization expense for the remainder of fiscal 2007 is $525,000.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three months ended October 31, 2006 and 2005, along with the long-lived assets at October 31, 2006 and July 31, 2006, are summarized as follows:

	Three Months Ended October 31,
	2006	2005
	(in thousands)
Net Sales:
United States	$18,883	$22,745
Taiwan	1,604	2,027
Japan	2,027	231
Singapore	8,251	1,904
Philippines	9,300	7,247
All other countries	9,775	10,797

Total Net Sales	$49,840	$44,951

	October 31, 2006	July 31, 2006
	(in thousands)
Long-lived Assets:
United States	$49,469	$49,618
Taiwan	332	394
Japan	53	54
Singapore	1,568	1,545
All other countries	816	784

Total Long-lived Assets	$52,238	$52,395

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

There were no reorganization charges recorded for the quarter ended October 31, 2006. For the quarter ended July 31, 2006, the Company recorded a reorganization charge of approximately $0.2 million, relating primarily to the relocation of the Company’s corporate headquarters.

For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to Europe workforce reductions, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 million reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood, Massachusetts facility. The Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $1.1 million of cash payments relating to the $1.9 million reorganization charge were made during the fiscal year ended July 31, 2006. The remaining $0.8 million will be paid out over fiscal years 2007, 2008 and 2009. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

On October 25, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 14% from administration, 7% from manufacturing and 5% were from sales and marketing. The Company took these actions based on a continuing review of its business plans and operations. The Company expects to realize annual savings in operating expenses of approximately $8.0 million as a result of these actions. For the quarter ended October 31, 2005, the Company recorded a reorganization charge of $4.2 million relating to workforce reductions and the separation agreement with its Chief Executive Officer, of which $2.3 million consisted of severance costs relating to a worldwide workforce reduction, which was paid during the fiscal year ending July 31, 2006, and a $1.9 million charge relating to the separation of the Company’s Chief Executive Officer. The separation agreement with the Company’s Chief Executive Officer has a $1.2 million cash component, and a non-cash component consisting of the acceleration of stock option expensing of $0.7 million. For more information, please refer to the Company’s current reports of Form 8-K filed on October 27, 2005 and November 4, 2005.

The following table sets forth the Company’s restructuring accrual activity for fiscal 2006 and the three months ended October 31, 2006:

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2005	$0.7	$6.6	$2.7	$—	$10.0
Additions to expense	4.9	(0.1)	1.4	0.1	6.3
Elimination of deferred gain	—	(0.7)	—	—	(0.7)
Non-cash utilization	(0.3)	—	(0.1)	(0.1)	(0.5)
Cash paid	(3.2)	(1.7)	(2.2)	—	(7.1)

Balance July 31, 2006	2.1	4.1	1.8	—	8.0
Additions to expense	—	—	—	—	—
Elimination of deferred gain	—	(1.2)	—	—	(1.2)
Non-cash utilization	(0.1)	—	—	—	(0.1)
Cash paid	(0.1)	(1.1)	(0.3)	—	(1.5)

Balance October 31, 2006	$1.9	$1.8	$1.5	$—	$5.2

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2006 or July 31, 2006.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2006 or July 31, 2006.

On December 21, 2005, the Company signed a new lease for a Norwood, Massachusetts facility. The new ten year lease began on July 1, 2006 with rent payments of $794,958 per year for the first three years, $855,848 for the second three year period, and $921,813 per year for the remaining four years. The Westwood lease rent payments of $1,800,636 per year terminated in June, 2006.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at October 31, 2006, are as follows:

Year ended July 31,	(in thousands) Amount
2007	$4,826
2008	2,836
2009	1,511
2010	1,197
2011	982
Thereafter	4,492

Total minimum lease payments	$15,844

6. LONG TERM DEBT

On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of new notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of outstanding notes due August 2007. Please refer to the Company’s current report on Form 8-K filed on November 14, 2005 for further details. As of October 31, 2006, the outstanding principal balance of the 4.25% Convertible Subordinated Notes was $27.2 million due in August 2007. On August 8, 2006, the Company paid with its existing short term cash the $61.1 million 4.25% Convertible Subordinated Notes due.

On June 3, 2005, the Company closed a $60.0 million term loan with a lender. The loan has a five year term, with interest only payable in the first year. Interest is at the lender’s variable prime rate and the loan is secured by all assets of the Company located in the United States. The proceeds from this loan were used to finance the repurchase of the $61.7 million 4.25% Convertible Subordinated Notes and other working capital purposes. As of October 31, 2006 the outstanding loan amount is $57.0 million of which $6.6 million is classified as current portion of long-term debt that will be repaid in fiscal 2007. The $57.0 million will be paid in 43 payments as follows: (i) seven monthly installments of $0.6 million through May 1, 2007; (ii) twelve monthly installments of $1.2 million, commencing on June 1, 2007 and ending on May 1, 2008, (iii) twelve monthly installments of $1.5 million, commencing on June 1, 2008 and ending on May 1, 2009; and, (iv) twelve monthly installments of $1.7 million, commencing on June 1, 2009 and ending on May 1, 2010. The Company has a covenant in its loan agreement that requires it to maintain minimum cash and cash equivalents and marketable securities balances with the lender of no less than the aggregate of the outstanding term loan plus $30.0 million. However, in the event the Company’s cash and cash equivalents and marketable securities are less than this amount, the impact to the Company is the imposition of additional bank fees. The additional fees would not have a material impact on the Company’s financial position or results of operations.

The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line is fully utilized as of October 31, 2006. The facility expires on August 1, 2007.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will be required to adopt FIN No. 48 for our fiscal year beginning August 1, 2007. We are in the process of determining the impact of FIN No. 48 on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this requirement for our fiscal year beginning August 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In October 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over-funded status or a liability for a plan’s under-funded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company has adopted this requirement beginning May 1, 2006, which had no effect on the October 31, 2006 financials. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will adopt this requirement for our fiscal year beginning August 1, 2007. We are in the process of determining the impact of SFAS No. 158 on the Company’s Consolidated Financial Statements.

8. SUBSEQUENT EVENTS

LTX Corporation (“LTX”) entered into a Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with Silicon Valley Bank (“SVB”) to refinance its $60 million term loan that closed on June 3, 2005. Under the terms of the 2006 Loan Agreement, LTX has borrowed $20.0 million in a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility.

In connection with this refinancing, LTX has terminated the Loan and Security Agreement (the “2005 Loan Agreement”), dated as of May 31, 2005, between LTX and SVB, pursuant to which SVB extended the $60 million term loan, and LTX has repaid all outstanding amounts under the 2005 Loan Agreement.

The net effect of this transaction will reduce operating cash by approximately $36.5 million in the quarter ending January 31, 2007. Management believes the Company has adequate cash balances to fund operations over the next twelve to twenty four-months without utilizing the funds available through the new $30.0 million credit facility. However, should events or circumstances change, the Company has the availability of the $30.0 million line of credit as a source of financing.

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

Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during fiscal year 2004. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005, which continued into our second fiscal quarter of fiscal year 2005. The Company experienced improved order levels in our third quarter of fiscal year 2005 continuing until our third quarter of fiscal year 2006. Incoming orders decreased significantly in our fourth quarter of fiscal year 2006 and in our first quarter of fiscal year 2007 as compared to our third quarter of fiscal year 2006. This unfavorable trend is indicating that the industry is experiencing another slowdown across the semiconductor test industry, and it’s unclear how long or severe the slowdown will be.

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. Our engineering and development expense decreased sequentially on a quarterly basis during fiscal 2006 as next generation Fusion product development projects were completed. Engineering and development expense for the first quarter of fiscal 2007 was $12.9 million compared to $15.2 million in the first quarter of fiscal 2006. The decrease in quarterly expenditure is a result of the completion of next generation Fusion product development projects for Fusion HFi, CX, EX, and MX. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of advanced semiconductor devices in a cost-efficient manner. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

In addition, over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit, our principal contract manufacturer. In fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit; in fiscal 2005 and 2006 we transitioned Fusion EX and Fusion MX, respectively, and we are in the process of transitioning the new Fusion LX in fiscal 2007. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

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

We are also exposed to the risks associated with the volatility of the U.S. and global economies. The lack of visibility regarding whether or when there will be sustained growth periods for the sale of electronic products and information technology equipment, and uncertainty regarding the amount of sales, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. The Company’s results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of a slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. For the three months ended October 31, 2006, there have been no changes to these critical accounting policies.

Effective August 1, 2005, we adopted accounting rules (SFAS No. 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees using the modified prospective transition method. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the quarter ended October 31, 2006, we recorded approximately $0.9 million of expense associated with share-based payments attributable to employee stock options and $0.7 million for the three months ended October 31, 2005.

A trinomial lattice option pricing model was applied to stock options that we granted subsequent to our adoption of SFAS No. 123R. The majority of the stock based compensation expense recorded in the quarter ended October 31, 2006 relates to the vesting of restricted stock units that were granted during the quarter ended January 31, 2006 and during the quarter ended October 31, 2006. In accordance with the transition provisions of SFAS No. 123R, the grant date estimates of fair value associated with awards granted prior to adoption, which were calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of developing an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Three Months Ended October 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	49.6	58.4

Gross profit	50.4	41.6
Engineering and product development expenses	25.9	33.7
Selling, general and administrative expenses	14.2	15.7
Reorganization costs	—	9.4

Income (loss) from operations	10.3	(17.2)
Other income (expense):
Interest expense	(3.9)	(4.3)
Investment income	2.8	2.9

Net income (loss)	9.2%	(18.6)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three Months Ended October 31, 2006 Compared to the Three Months Ended October 31, 2005.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support and maintenance services, net of returns and allowances. Net sales for the three months ended October 31, 2006 increased 10.9% to $49.8 million as compared to $45.0 million in the same quarter of the prior year. Net sales decreased quarter over quarter, by 26.1% or $17.6 million from fourth quarter of fiscal year 2006 sales of $67.4 million. The decrease in net sales from fourth quarter fiscal 2006 is due to an overall industry wide slowdown which began during the fourth quarter of fiscal year 2006, continuing into the first quarter of fiscal year 2007. The increase in net sales for the three months ended October 31, 2006 compared to the three months ended October 31, 2005, is primarily a result of new business wins at customers who have adopted our Fusion X-Series (CX, DX, EX, MX, LX).

Service revenue, included in net sales, accounted for $7.8 million, or 15.6% of net sales, and $8.1 million, or 18.1% of net sales, for the three months ended October 31, 2006 and 2005, respectively. Geographically, sales to customers outside of the United States were 62.1% and 49.4% of net sales for the three months ended October 31, 2006 and October 31, 2005, respectively.

Gross Profit Margin. The gross profit margin was $25.1 million or 50.4% of net sales in the three months ended October 31, 2006, as compared to $18.7 million or 41.6% of net sales in the same quarter of the prior year. The increase in the gross profit margin for the three months ended October 31, 2006 as compared to October 31, 2005 was primarily a result of more favorable profit margins from our Fusion X-Series products, reduced fixed production cost and material cost reductions and higher sales volume.

Inventory Related Provision. The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. There were $2.0 million and $0.8 million in sales of previously written off inventory for the three months ended October 31, 2006 and 2005, respectively. The $2.0 million recorded for the three months ended October 31, 2006 represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions of $0.5 for the three months ended October 31, 2006, and $0.1 million for the three months ended October 31, 2005 did not have a significant impact on normal operating margins and the results.

Engineering and Product Development Expenses. Engineering and product development expenses were $12.9 million, or 25.9% of net sales, in the three months ended October 31, 2006, as compared to $15.2 million, or 33.7% of net sales, in the same quarter of the prior year. The decrease in engineering and product development expenses for the three months ended October 31, 2006 as compared to the three months ended October 31, 2005 is principally a result of completion of second generation Fusion product development projects for Fusion HFi, CX and EX which enabled us to initiate workforce reductions in fiscal year 2006 and 2005. Additionally, we have been able to leverage and re-use X-Series engineering development initiatives across a broader range of applications than in the past with our Fusion HF and HFi products. This has resulted in more efficient use of engineering resources and lower costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.1 million, or 14.2% of net sales, in the three months ended October 31, 2006, as compared to $7.1 million, or 15.7% of net sales, in the same quarter of the prior year. Savings of approximately $1.0 million from our fiscal 2006 cost reduction and corporate restructuring actions were offset by a $0.7 million increase in employee profit sharing and $0.3 million increase in stock option expenses.

Reorganization Costs. There were no reorganization charges recorded for the quarter ended October 31, 2006. For the quarter ended July 31, 2006, the Company recorded a reorganization charge of approximately $0.2 million, relating primarily to the relocation of the Company’s corporate headquarters.

For the quarter ended October 31, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 14% from administration, 7% from manufacturing and 5% were from sales and marketing. The Company took these actions based on a continuing review of its business plans and operations. The Company expects to realize annual savings in operating expenses of approximately $8.0 million as a result of these actions. For the quarter ended October 31, 2005, the Company recorded a reorganization charge relating to workforce reductions and the separation agreement with its Chief Executive Officer of $4.2 million, of which $2.3 million consisted of severance costs relating to a worldwide workforce reduction, which was paid during the fiscal year ended July 31, 2006, and a $1.9 million charge relating to the separation of the Company’s Chief Executive Officer. The separation agreement with the Company’s Chief Executive Officer has a $1.2 million cash component, and a non-cash component consisting of the acceleration of stock option expensing of $0.7 million. For more information, please refer to the Company’s current reports of Form 8-K filed on October 27, 2005 and November 4, 2005.

Interest Expense. Interest expense was $1.9 million for the three months ended October 31, 2006 as compared to $1.9 million for the three months ended October 31, 2005. Interest expense for the three months ended October 31, 2006 relates to $27.2 million 4.25% Convertible Subordinated Notes and $60.0 million five year term loan, and 2005 relates to the Company’s $88.3 million 4.25% Convertible Subordinated Notes and the Company’s $60.0 million five year term loan with a commercial lender. The net effect of debt refinancing and pay off of $61.1 million 4.25% Convertible Subordinated Notes had a favorable impact to interest expense of $0.2 million that was offset by gains of $0.2 million from the deferred compensation plan.

Investment Income. Investment income was $1.4 million for the three months ended October 31, 2006, as compared to $1.3 million for the three months ended October 31, 2005. Decreases in the amount of income on a lower average cash balance were offset by the favorable impact of higher interest rates on short term investments.

Income Tax. For the three months ended October 31, 2006 and 2005, the Company recorded no income tax provision due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at October 31, 2006 and 2005 and our cumulative loss position at those dates, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets.

Net Income (Loss). Net income was $4.6 million, or $0.07 per diluted share, in the three months ended October 31, 2006, as compared to a net loss of $8.4 million, or $0.14 per diluted share, in the same quarter of the prior year. The $13.0 million improvement in net income (loss) was principally due to higher net sales related to new business with our Fusion X-Series products, a more favorable product mix and higher gross profit margin of X-Series products and lower operating expenses as a result of our cost reduction and reorganization actions.

Liquidity and Capital Resources

At October 31, 2006, the Company had $139.3 million in cash and cash equivalents and marketable securities and net working capital of $119.0 million, as compared to $194.2 million of cash and cash equivalents and marketable securities and $143.3 million of net working capital at July 31, 2006. The decrease in the cash and cash equivalents and marketable securities was due primarily to the principle payment of $61.1 million of the 4.25% Convertible Subordinated Notes and capital expenditures of $3.3 million partially offset by $10.9 million cash provided by operating activities. Working capital decreased from July 31, 2006 as a result of the shift in classification from long term to short term of our $27.2 million Convertible Subordinated Notes that are now due in August of 2007. Accounts receivable from trade customers, net of allowances, was $32.5 million at October 31, 2006, as compared to $38.7 million at July 31, 2006. The principal reason for the $6.2 million decrease in accounts receivable is a result of decreased sales. The allowance for sales returns and doubtful accounts was $1.7 million, or 4.9% of gross trade accounts receivable, at October 31, 2006 and $1.4 million, or 3.5% of gross trade accounts receivable at July 31, 2006. The increase in the allowance of $0.3 million was principally a result of amounts due that are in dispute. Accounts receivable from other sources decreased $1.7 million to $1.6 million at October 31, 2006, as compared to $3.3 million at July 31, 2006. The decrease was attributed to the decrease in the sales and increased cash collections of component inventory to our outsource suppliers.

Net inventories decreased by $0.4 million to $29.4 million at October 31, 2006 as compared to $29.8 million at July 31, 2006. The decrease was consistent with planned consumption of our inventory.

Prepaid expense increased by $0.1 million to $4.3 million at October 31, 2006 as compared to $4.2 million at July 31, 2006. The increase was attributed to the renewal of several insurance policies.

Capital expenditures totaled $3.3 million for the three months ended October 31, 2006, as compared to $1.9 million for the three months ended October 31, 2005. The principal reason for the $1.4 million increase in expenditures is attributed to the leasehold improvements made to the new Norwood facility, a renovation of our Singapore facility, spare parts and application development equipment to support new targeted growth opportunities.

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender. The loan has a five year term. Interest is at the lender’s variable prime rate and is payable monthly. The loan is secured by all assets of the Company located in the United States. As of October 31, 2006, the outstanding principal of the term loan is $57.0 million. The balance of the principal is payable as follows: (i) seven monthly installments of $0.6 million through May 1, 2007; (ii) twelve monthly installments of $1.2 million, commencing on June 1, 2007 and ending on May 1, 2008, (iii) twelve monthly installments of $1.5 million, commencing on June 1, 2008 and ending on May 1, 2009, and (iv) twelve monthly installments of $1.7 million, commencing on June 1, 2009 and ending on May 1, 2010. The Company has a covenant in its loan agreement that requires it to maintain minimum cash and cash equivalents and marketable securities balances with the lender of no less than the aggregate of the outstanding term loan plus $30.0 million. However, in the event the Company’s cash and cash equivalents and marketable securities are less than this amount, the impact to the Company is the imposition of additional bank fees. The additional fees would not have a material impact on the Company’s financial position or results of operations.

The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line is fully utilized as of October 31, 2006. The facility expires on August 1, 2007.

In August 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes due August, 2006. Interest on the 4.25% Convertible Subordinated Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The notes are convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. The notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method of depreciation, which approximates the effective interest method, over the term of the notes. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance of the notes for a purchase price of $60.0 million. On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of the notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of newly issued 4.25% Convertible Senior Notes (the “New Notes”) due August 2007. Please refer to the Company’s current report on Form 8-K filed on November 14, 2005 for further details. On August 8, 2006, the Company utilized existing cash on hand to pay the outstanding balance of the $61.1 million 4.25% Convertible Subordinated Notes. The Company intends to pay the remaining $27.2 million outstanding principal of New Notes in August 2007 with existing cash balances.

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

The Company has a defined benefit pension plan for its operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited, (“UK”). The plan has 71 participants of which 3 remain as active employee members and 68 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. During fiscal 1998 LTX initiated a significant worldwide headcount reduction. This restructuring involved the termination of 28 of the then 71 UK pension plan participants. Additionally, the Company announced the intent to divest its iPTest business in the UK in August 1998. The Company subsequently sold its iPTest subsidiary in the UK in fiscal 2000. These actions resulted in the termination of 19 of the then 43 active UK pension plan participants. The Company determined that these actions met the requirements of paragraph 6 of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits” in fiscal 1998 and resulted in a curtailment of this plan at that date. The plan was under-funded as of July 31, 2006 by $4.6 million. The Company has recorded this liability as other long-term liabilities of $4.3 million and accrued short-term liabilities of $0.3 million on the consolidated balance sheet as of July 31, 2006. Additionally, the Company has recorded a $0.7 million unrecognized transition obligation asset, a $0.4 million accumulated other comprehensive loss in stockholders’ equity and an adjustment to opening accumulated deficit of $2.9 million. The adjustment to opening accumulated deficit resulted from the correction of an error related to the 1998 and 2000 curtailments of this plan. The Company intends to make contributions over a 10 year period in order to reach fully funded status. The Company does not anticipate significant pension expense going forward from July 31, 2006. Factors that could impact the amount of expense recorded include but are not limited to: 1) the rate of return on the assets invested or 2) the discount rate used to determine the net present value of the future liabilities. The expected rate of return on assets is 6.0% and the discount rate is 5.1%. Cash payments are projected to be approximately $0.3 million in fiscal 2007 and actual cash payments were $0.2 million in fiscal 2006. Actual cash payments to fund this plan were $0.1 million for the three months ended October 31, 2006. The net pension expense recorded was not significant for the three months ended October 31, 2006.

LTX Corporation (“LTX”) entered into a Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with Silicon Valley Bank (“SVB”) to refinance its $60 million term loan that closed on June 3, 2005. Under the terms of the 2006 Loan Agreement, LTX has borrowed $20.0 million in a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility.

In connection with this refinancing, LTX has terminated the Loan and Security Agreement (the “2005 Loan Agreement”), dated as of May 31, 2005, between LTX and SVB, pursuant to which SVB extended the $60 million term loan, and LTX has repaid all outstanding amounts under the 2005 Loan Agreement.

The net effect of this transaction will reduce operating cash by approximately $36.5 million in the quarter ending January 31, 2007. Management believes the Company has adequate cash balances to fund operations over the next twelve to twenty-four months without utilizing the funds available through the new $30.0 million credit facility. However, should events or circumstances change, the Company has the availability of the $30.0 million line of credit as a source of financing.

The Company operates in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. To mitigate the risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents and marketable securities, cash flows expected to be generated by future operating activities, our access to capital markets for competitively priced instruments and funds available under our credit facilities will be sufficient to meet our cash requirements over the next twelve to twenty-four months, which includes the payment or restructuring of the outstanding principal of the notes discussed in the preceding paragraph.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% Convertible Subordinated Notes, with $27.2 million due in August 2007. Interest on the notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. As of October 31, 2006, the Company also has $57.0 million in principal outstanding under a commercial loan.

The aggregate outstanding amount of the contractual obligations is $116.7 million as of October 31, 2006. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at October 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2007	2008–2009	2010–2011	Thereafter
Convertible subordinated notes (including interest)	$29,669	$578	$29,091	$—	$—
Term loan (including interest)	66,608	9,965	39,109	17,534	—
Operating leases	15,844	4,826	4,347	2,179	4,492
LT liabilities, pensions	4,534	198	528	528	3,280

Total contractual obligations	$116,655	$15,567	$73,075	$20,241	$7,772

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during the year. However, the industry is now entering into an industry-wide slowdown, evidenced by our significant decline in orders in our fourth quarter fiscal 2006 and our most recent first quarter fiscal 2007. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

The semiconductor industry is highly concentrated. A small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 56% of our net sales in fiscal 2006 and 47% of our net sales in fiscal 2005. Sales to our ten largest customers accounted for 87.0% of revenues in the three months ended October 31, 2006 and 88.0% in the three months ended October 31, 2005. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 62.1% of our revenues for the three months ended October 31, 2006 and 49.4% of our revenues for the three months ended October 31, 2005. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

We are responsible for any patent litigation costs. If we were to become involved in a dispute regarding intellectual property, whether ours or that of another company, we may have to participate in legal proceedings. These types of proceedings may be costly and time consuming for us, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify our products or processes, stop making products, or stop using processes.

Our stock price is volatile.

In the twelve-month period ending on October 31, 2006, our stock price ranged from a low of $3.40 to a high of $7.65. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We have $27.2 million principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) due August 2007, as well as $57.0 million in principal outstanding under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

•	make it difficult for us to make payments on our debt and other obligations;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service debt payments, thereby reducing the amount of cash flow available for other purposes, including capital expenditures and engineering development;

•	limit our flexibility in planning for, or reacting to changes in, its business and the industries in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resource; and

•	make us more vulnerable in the event of a further downturn in our business.

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. One of our credit facilities expired in April 2006, and was not renewed by us as we felt we had sufficient funds to pay off our debt when due. We have $27.2 million principal amount of 4.25% Convertible Subordinated Notes due August 2007 and monthly principal and interest payments through May 2010 related to our term loan. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment of our Notes, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our Notes, or certain of our other obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we may not have sufficient funds or be able to arrange for financing to pay the principal amount of our Notes at their maturity. See Part II Item 5 Other Information.

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

There has been no material change in the Company’s Market Risk exposure since the filing of the 2006 Annual Report on Form 10-K.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 5.	Other Information

(a)	LTX Corporation (“LTX”) entered into a Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with Silicon Valley Bank (“SVB”) to refinance its $60.0 million term loan that closed on June 3, 2005. Under the terms of the 2006 Loan Agreement, LTX has borrowed $20.0 million in a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility.

In connection with this refinancing, LTX has terminated the Loan and Security Agreement (the “2005 Loan Agreement”), dated as of May 31, 2005, between LTX and SVB, pursuant to which SVB extended the $60.0 million term loan, and LTX has repaid all outstanding amounts under the 2005 Loan Agreement.

The net effect of this transaction will reduce operating cash by approximately $36.5 million in the quarter ending January 31, 2007. Management believes the Company has adequate cash balances to fund operations over the next twelve to twenty-four months without utilizing the funds available through the new $30.0 million credit facility. However, should events or circumstances change, the Company has the availability of the $30.0 million line of credit as a source of financing.

(b)	The Company currently maintains a nonqualified deferred compensation arrangement for a select group of management or highly compensated employees.

The Company has two plans: (1) the LTX Corporation Deferred Compensation Plan that was adopted effective December 1, 2001, which the Company discontinued with respect to new deferrals into the plan as of December 31, 2004 (referred to herein as the “Frozen Plan”), and (ii) a new plan that complies with the requirements of Code Section 409A and related Treasury guidance and that governs all amounts deferred on or after January 1, 2005 (referred to herein as the “New Plan”);

The Frozen Plan shall be terminated with respect to all plan participants effective December 31, 2006, and all account balances accumulated under such plan shall be distributed in a lump sum as soon as administratively practicable following the effective date of such plan termination which is expected to be in February of 2007, and the New Plan shall be terminated with respect to all plan participants effective December 31, 2006, and all account balances accumulated under such plan shall be distributed in a lump sum on or as soon as administratively practicable following January 1, 2008.

There will be no net cash effect of this termination as the Company maintains $3.1 million of assets in life insurance policies sufficient to cover the $3.1 million of liabilities associated with this plan. Proceeds from the cash surrender values of these policies will be used to fund the cash distribution to the participants in the plans.

Item 6.	Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(ii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On August 30, 2006, the Company furnished a current report on Form 8-K under Item 2.02 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter and year ended July 31, 2006, which press release included its consolidated financial statements for the period.

(ii)	On September 14, 2006, the Company furnished a current report on Form 8-K under Item 1.01 (Entry into Material Definitive Agreement) to disclose the award of restricted stock units to executive officers.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: December 11, 2006	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger Chief Financial Officer and Treasurer (Principal Financial Officer)