Form 10-Q
period 2007-01-31
LTX CORP
filed 2007-03-12
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2007
Common Stock, $0.05 par value per share	62,122,460 shares

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2007	July 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,641	$106,445
Marketable securities	57,437	87,776
Accounts receivable—trade, net of allowances	20,024	38,704
Accounts receivable—other	1,686	3,269
Inventories	29,222	29,847
Prepaid expenses	4,802	4,156

Total current assets	160,812	270,197
Property and equipment, net	36,396	37,633
Goodwill	14,762	14,762
Other intangible assets	350	700
Other assets	2,199	4,398

Total assets	$214,519	$327,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27,523	$70,071
Accounts payable	16,412	20,995
Deferred revenues and customer advances	2,209	3,646
Deferred gain on leased equipment	197	644
Other accrued expenses	20,423	31,554

Total current liabilities	66,764	126,910
Long-term debt, less current portion	19,700	77,620
Other long-term liabilities	5,460	5,521
Stockholders’ equity:
Common stock	3,105	3,101
Additional paid-in capital	566,735	563,959
Accumulated other comprehensive loss	(1,281)	(1,946)
Accumulated deficit	(445,964)	(447,475)

Total stockholders’ equity	122,595	117,639

Total liabilities and stockholders’ equity	$214,519	$327,690

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Net product sales	$27,009	$39,484	$69,051	$76,304
Net service sales	7,662	8,319	15,460	16,450

Net sales	34,671	47,803	84,511	92,754
Cost of sales (includes stock-based compensation expense of $35 for Q2 FY07; $45 for Q2 FY06; $57 for YTD FY07; $88 for YTD FY06)	18,629	25,325	43,333	51,581
Inventory related provision	—	221	—	221

Gross profit	16,042	22,257	41,178	40,952
Engineering and product development expenses (includes stock-based compensation expense of $366 for Q2 FY07; $289 for Q2 FY06; $594 for YTD FY07; $520 for YTD FY06)	12,922	13,383	25,855	28,549
Selling, general and administrative expenses (includes stock-based compensation expense of $939 for Q2 FY07; $884 for Q2 FY06; $1,630 for YTD FY07; $1,314 for YTD FY06)	6,433	7,383	13,498	14,455
Reorganization (gain) costs	(377)	1,877	(377)	6,104

Income (loss) from operations	(2,936)	(386)	2,202	(8,156)
Other income (expense):
Interest expense	(1,301)	(2,462)	(3,233)	(4,387)
Investment income	1,158	1,402	2,542	2,714

Net income (loss)	$(3,079)	$(1,446)	$1,511	$(9,829)

Net income (loss) per share:
Basic	$(0.05)	$(0.02)	$0.02	$(0.16)
Diluted	(0.05)	(0.02)	0.02	(0.16)
Weighted-average common shares used in computing net income (loss) per share:
Basic	62,031	61,566	62,025	61,550
Diluted	62,031	61,566	62,547	61,550
Comprehensive income (loss):
Net income (loss)	$(3,079)	$(1,446)	$1,511	$(9,829)
Unrealized gain (loss) on marketable securities	128	213	685	(201)
Minimum pension liability	(13)	—	(20)	—

Comprehensive income (loss)	$(2,964)	$(1,233)	$2,176	$(10,030)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,511	$(9,829)
Add (deduct) non-cash items:
Stock-based compensation	2,281	1,922
Depreciation and amortization	7,077	7,313
Non-cash reorganization gain	(377)	—
Charge for inventory related provision	—	221
Other	162	476
(Increase) decrease in:
Accounts receivable	20,269	113
Inventories	634	6,334
Prepaid expenses	(607)	(236)
Other assets	2,236	14
Increase (decrease) in:
Accounts payable	(4,586)	(5,955)
Accrued expenses	(11,110)	(589)
Deferred revenues and customer advances	(1,953)	(704)

Net cash provided by (used in) operating activities	15,537	(920)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(47,874)
Proceeds from sale of marketable securities	31,024	33,655
Purchases of property and equipment	(5,728)	(1,696)

Net cash provided by (used in) investing activities	25,296	(15,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	299	418
Employees’ stock purchase plan	270	326
Payments of notes payable	(120,468)	—
Proceeds from term loan	20,000	—

Net cash (used in) provided by financing activities	(99,899)	744
Effect of exchange rate changes on cash	262	125

Net decrease in cash and cash equivalents	(58,804)	(15,966)
Cash and cash equivalents at beginning of period	106,445	55,269

Cash and cash equivalents at end of period	$47,641	$39,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,464	$4,314

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2006. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended January 31, 2007 are not necessarily indicative of future trends or our results of operations for the entire year.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and six months ended January 31, 2007 and 2006.

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

Accounting for Stock-Based Compensation

The Company has five stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The Company can only grant options from the 2004 Plan. Under the terms of the 2004 Plan, any unused shares of Common Stock as a result of termination, surrender, cancellation or forfeiture of options from the 2001 Plan and the 1999 Plan will be available for grant of equity awards under the 2004 Plan. The 2004 Plan provides for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and also allows both restricted stock awards and stock awards. Options under this plan are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of our stock options is ten years. Our policy of issuing shares is to either buy shares in the open market or issue new shares. Our general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones. As of January 31, 2007, 100% of these options have vested as they have met the performance milestones. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (RSUs). Of the 983,600 RSUs, vesting for 742,600 is tied to certain profit break-even milestones for executives. The first milestone was achieved May 16, 2006, resulting in 185,650 shares vesting on May 16, 2006. The remaining executive RSUs will vest annually over the next three years unless another performance milestone is achieved, accelerating vesting otherwise scheduled on an annual basis. The remaining 241,000 RSUs are service vested for key employees over a four year period, including 60,250 shares that vested on May 16, 2006, when the Company achieved a profit break-even milestone. The remaining shares will vest annually over the next three years, unless another performance milestone is achieved, accelerating vesting otherwise scheduled on an annual basis. During the quarter ended October 31, 2006, the Company granted 973,000 RSUs. Of the 973,000 RSUs, vesting for 721,000 is tied to certain profit milestones for executives. The remaining 252,000 RSUs are service vested for key employees and are earned over a four year period. For the quarter ended January 31, 2007, 62,300 RSUs were granted to directors to vest over three years, and 5,000 RSUs were granted to employees to vest over four years.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the six months ended January 31, 2007 and 2006, the Company recorded expense of approximately $2.3 million and $1.9 million, respectively, in connection with its share-based payment awards. As of January 31, 2007, there is approximately $8.0 million of unrecognized compensation expense related to share-based payments to employees that will be recognized over the next 16 quarters.

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

Weighted-average assumptions used in determining fair value of option grants:

Six months ended January 31, 2006
Volatility	59 - 86%
Dividend yield	0%
Risk-free interest rate	4.29 - 4.75%
Expected life options	7.21 years

The following is a summary of activities for the Company’s Stock Option Plans for the three months ended January 31, 2007:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	8,467,772		$9.97
Granted	—		—
Exercised	(12,936)		4.24
Forfeited	(79,075)		6.63

Options outstanding, end of period	8,375,761		10.00

Options exercisable	7,839,172		10.35

Options / RSUs available for grant	3,036,726		N/A

Weighted average fair value of options granted during period	—	$	N/A

Options available for grant include both restricted stock awards and stock awards.

As of January 31, 2007, the status of the Company’s outstanding and exercisable options is as follows:

		Options Outstanding		Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01–4.63	951,549	3.6	$3.59	821,585	$3.56
4.64–9.25	3,240,784	5.7	6.80	2,834,159	7.00
9.26–13.88	3,202,975	5.0	12.76	3,202,975	12.76
13.89–18.50	685,453	4.0	15.40	685,453	15.40
18.51–23.13	244,000	4.1	21.09	244,000	21.09
23.14–27.75	16,000	5.1	26.20	16,000	26.20
27.76–32.38	1,000	4.3	28.34	1,000	28.34
32.39–37.00	18,500	3.3	33.63	18,500	33.63
41.63–46.25	15,500	3.1	46.25	15,500	46.25

	8,375,761	5.9	$10.00	7,839,172	$10.35

RSU Activity

	Three Months Ended January 31, 2007
	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of period	1,729,150	$4.70
Granted	67,300	5.22
Exercised	—	—
Forfeited	(132,950)	4.67

RSUs outstanding, end of period	1,663,500	$4.73

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the six months ended January 31, 2007 and 2006:

	Six Months Ended January 31,
Product Warranty Activity	2007	2006
	(in thousands)
Balance at beginning of period	$3,543	$2,543
Warranty expenditures for current period	(1,765)	(1,827)
Changes in liability related to pre-existing warranties	(599)	—
Provision for warranty costs in the period	1,440	1,759

Balance at end of period	$2,619	$2,475

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net loss	$(3,079)	$(1,446)	$1,511	$(9,829)
Basic EPS
Basic common shares	62,031	61,566	62,025	61,550
Basic EPS	$(0.05)	$(0.02)	$0.02	(0.16)
Diluted EPS
Basic common shares	62,031	61,566	62,025	61,550
Plus: Impact of stock options	—	—	522	—

Diluted common shares	62,031	61,566	62,547	61,550
Diluted EPS	$(0.05)	$(0.02)	$0.02	$(0.16)

For the three and six months ended January 31, 2007, options to purchase 7,025,712 and 7,044,712 shares and 9,090,154 shares of common stock for both three and six months ended January 31, 2006 were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share excludes 721,000 and 0 RSUs at January 31, 2007 and 2006, respectively, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

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

Gross unrealized gains and losses for the three months ended January 31, 2007 and January 31, 2006 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no impairment losses recorded for the three and six months ended January 31, 2007 and January 31, 2006.

At January 31, 2007, there was no cash restricted from withdrawal.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	January 31, 2007	July 31, 2006
	(in thousands)
Purchased components and parts	$20,758	$20,597
Units-in-progress	2,588	5,132
Finished units	5,876	4,118

	$29,222	$29,847

Our policy is to establish inventory reserves when conditions exist that indicate our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of January 31,

2007 and July 31, 2006, our inventory is stated net of inventory reserves of $41.1 million and $46.5 million, respectively. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. We recognized sales of previously written off inventory of $1.0 million and $1.6 million for the three months ended January 31, 2007 and 2006, respectively, and $3.0 million and $2.4 million for the six months ended January 31, 2007 and 2006, respectively. The $1.0 million and $3.0 million recorded for the three and six months ended January 31, 2007 represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions of $0.3 million and $0.8 million for the three and six months ended January 31, 2007, and $0.2 million and $0.3 million for the three and six months ended January 31, 2006, did not have a significant impact on operating margins.

Property and Equipment

Property and equipment are summarized as follows:

	January 31, 2007	July 31, 2006	Depreciable Life In Years
	(in thousands)
Machinery, equipment and internal manufactured systems	$107,621	$99,520	3-7
Office furniture and equipment	3,125	4,531	3-7
Leasehold improvements	8,952	8,358	10 or term of lease

	119,698	112,409
Less accumulated depreciation and amortization	(83,302)	(74,776)

	$36,396	$37,633

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. There were no significant impairment losses for the three and six months ended January 31, 2007 and January 31, 2006.

Goodwill and Other Intangibles

The Company follows the provisions of Statement No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Intangible assets are recorded at historical cost. Intangible assets acquired in an acquisition, including purchased research and development, are recorded under the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition. Management uses a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. If the carrying value of the Company’s net assets is in excess of the present value of the expected future cash flows, the carrying value of goodwill is written down to fair value in the period identified. Definitive useful life assets are tested for impairment under the provision of SFAS No. 144.

Goodwill totaling $14.8 million at each of January 31, 2007 and July 31, 2006, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at January 31, 2007 and July 31, 2006:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
January 31, 2007	$2,800	$2,450	$350	4 years
July 31, 2006	$2,800	$2,100	$700	4 years

Amortization expense for each of the six months ended January, 2007 and 2006 was $350,000. The estimated aggregate amortization expense for the remainder of fiscal 2007 is $350,000.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three and six months ended January 31, 2007 and 2006, along with the long-lived assets at January 31, 2007 and July 31, 2006, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
	(In thousands)
Net Sales:
United States	$11,727	$17,130	$30,610	$39,875
Taiwan	1,764	2,995	3,368	5,021
Japan	1,279	391	3,306	622
Singapore	3,153	6,185	11,404	8,089
Philippines	8,506	14,926	17,806	22,173
All other countries	8,242	6,176	18,017	16,974

Total Net Sales	$34,671	$47,803	$84,511	$92,754

	January 31, 2007	July 31, 2006
	(in thousands)
Long-lived Assets:
United States	$47,760	$49,618
Taiwan	269	394
Japan	130	54
Singapore	1,829	1,545
All other countries	1,170	784

Total Long-lived Assets	$51,158	$52,395

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

For the quarter ended January 31, 2007, the Company re-evaluated the requirements of its reorganization accrual for severance and recognized a gain of $0.4 million. The gain was due primarily to several of the workforce reductions and related expenses not realized, such as less than expected post termination outplacement services provided to terminated employees.

For the quarter ended July 31, 2006, the Company recorded a reorganization charge of approximately $0.2 million, relating primarily to the relocation of the Company’s corporate headquarters.

For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to European workforce reductions, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 million reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood, Massachusetts facility. The Company signed an agreement during the quarter ended January 31, 2006 which reduced the future liability previously recorded in fiscal 2005. Approximately $1.1 million of cash payments relating to the $1.9 million reorganization charge were made during the fiscal year ended July 31, 2006. The remaining $0.8 million will be paid out over fiscal years 2007, 2008 and 2009. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

On October 25, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 14% from administration, 7% from manufacturing and 5% were from sales and marketing. The Company took these actions based on a continuing review of its business plans and operations. The Company expects to realize annual savings in operating expenses of approximately $8.0 million as a result of these actions. For the quarter ended October 31, 2005, the Company recorded a reorganization charge of $4.2 million relating to workforce reductions and the separation agreement with its Chief Executive Officer, of which $2.3 million consisted of severance costs relating to a worldwide workforce reduction, which was paid during the fiscal year ending July 31, 2006, and a $1.9 million charge relating to the separation of the Company’s Chief Executive Officer. The separation agreement with the Company’s Chief Executive Officer has a $1.2 million cash component, and a non-cash component consisting of the acceleration of stock option expense of $0.7 million. For more information, please refer to the Company’s current reports of Form 8-K filed on October 27, 2005 and November 4, 2005.

The following table sets forth the Company’s restructuring accrual activity for fiscal 2006 and the six months ended January 31, 2007:

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2005	$0.7	$6.6	$2.7	$—	$10.0
Additions to expense (gain)	4.9	(0.1)	1.4	0.1	6.3
Elimination of deferred gain	—	(0.7)	—	—	(0.7)
Non-cash utilization	(0.3)	—	(0.1)	(0.1)	(0.5)
Cash paid	(3.2)	(1.7)	(2.2)	—	(7.1)

Balance July 31, 2006	2.1	4.1	1.8	—	8.0
Additions to expense (gain)	(0.4)	—	—	—	(0.4)
Elimination of deferred gain	—	(1.3)	—	—	(1.3)
Non-cash utilization	(0.1)	—	0.4	—	0.3
Cash paid	(0.5)	(1.3)	(0.8)	—	(2.6)

Balance January 31, 2007	$1.1	$1.5	$1.4	$—	$4.0

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2007 or July 31, 2006.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2007 or July 31, 2006.

On December 21, 2005, the Company signed a new lease for a Norwood, Massachusetts facility. The new ten year lease began on July 1, 2006 with rent payments of $794,958 per year for the first three years, $855,848 for the second three year period, and $921,813 per year for the remaining four years. The Westwood lease rent payments of $1,800,636 per year terminated in June, 2006.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at January 31, 2007, are as follows:

Year ended July 31,	(in thousands)Amount
2007	$3,265
2008	2,948
2009	1,566
2010	1,215
2011	988
Thereafter	4,494

Total minimum lease payments	$14,476

6. LONG TERM DEBT

On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of new notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of outstanding notes due August 2007. Please refer to the Company’s current report on Form 8-K filed on November 14, 2005 for further details. As of January 31, 2007, the outstanding principal balance of the 4.25% Convertible Subordinated Notes was $27.2 million due in August 2007. On August 8, 2006, the Company paid with its existing short term cash the $61.1 million 4.25% Convertible Subordinated Notes due.

LTX Corporation (“LTX”) entered into a Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with Silicon Valley Bank (“SVB”) to modify its $60.0 million term loan that closed on June 3, 2005 (the “2005 Loan Agreement”). Under the terms of the 2006 Loan Agreement, LTX has borrowed $20.0 million in a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility.

In connection with this modification, LTX has terminated the 2005 Loan Agreement, dated as of May 31, 2005, between LTX and SVB, pursuant to which SVB extended the $60.0 million term loan, and LTX has repaid all outstanding amounts under the 2005 Loan Agreement. The net cash outflow resulting from this loan modification was approximately $36.0 million.

The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line is fully utilized as of January 31, 2007. The facility expires on August 1, 2007.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will be required to adopt FIN No. 48 for our fiscal year beginning August 1, 2007. The Company is in the process of determining the impact of FIN No. 48 on our Consolidated Financial Statements.

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

In October 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over-funded status or a liability for a plan’s under-funded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company has adopted this requirement beginning May 1, 2006, which had no effect on the January 31, 2007 financials. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will adopt this requirement for the fiscal year beginning August 1, 2007. The Company is in the process of determining the impact of SFAS No. 158 on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company will adopt this requirement for our fiscal year beginning August 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 159 will have on its financial statements.

8. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at January 31, 2007 and July 31, 2006:

	(in thousands)
	January 31, 2007	July 31, 2006
Accrued compensation	$4,083	$8,450
Accrued income and local taxes	5,172	5,177
Warranty reserve	2,619	3,543
Ando reserve	213	213
Accrued restructuring	3,372	7,001
Deferred compensation plan	974	2,728
Other accrued expenses	3,990	4,442

	$20,423	$31,554

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during fiscal year 2004. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005, which continued into our second fiscal quarter of fiscal year 2005. The Company experienced improved order levels in our third quarter of fiscal year 2005 continuing until our third quarter of fiscal year 2006. Incoming orders decreased significantly in our fourth quarter of fiscal year 2006 and in our first and second quarters of fiscal year 2007 as compared to our third quarter of fiscal year 2006. This unfavorable trend is an indication that the industry is experiencing another slowdown, and it is unclear how long or severe the slowdown will be.

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. Our engineering and development expense decreased sequentially on a quarterly basis during fiscal 2006 as next generation Fusion product development projects were completed. Engineering and development expense for the second quarter of fiscal 2007 was $12.9 million compared to $13.4 million in the second quarter of fiscal 2006. Engineering and development expenses were $25.9 million and $28.5 million for the six months ended January 31, 2007 and 2006, respectively. The decrease in quarterly expenditure is a result of the completion of next generation Fusion product development projects for Fusion X-Series products. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of advanced semiconductor devices in a cost-efficient manner. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

In addition, over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit, our principal contract manufacturer. In fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit; in fiscal 2005 and 2006 we transitioned Fusion EX and Fusion MX, respectively, and we are in the process of transitioning the new Fusion LX in fiscal 2007. We believe that transforming product manufacturing costs into variable costs allows us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

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

We are also exposed to the risks associated with the volatility of the U.S. and global economies. The lack of visibility regarding whether or when there will be sustained growth periods for the sale of electronic products and information technology equipment, and uncertainty regarding the amount of sales, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. The Company’s results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of a slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. For the three and six months ended January 31, 2007, there have been no changes to these critical accounting policies.

Effective August 1, 2005, we adopted accounting rules (SFAS No. 123R, “Share-Based Payment”) requiring the expense recognition of the estimated fair value of all share-based payments issued to employees using the modified prospective transition method. Prior to this, the estimated fair value associated with such awards was not recorded as an expense, but rather was disclosed in a footnote to our financial statements. For the three and six months ended January 31, 2007, we recorded approximately $1.3 million and $2.3 million, respectively, of expense associated with share-based payments attributable to employee stock options, and $1.2 million and $1.9 million for the three and six months ended January 31, 2006, respectively.

A trinomial lattice option pricing model was applied to stock options that we granted subsequent to our adoption of SFAS No. 123R. The majority of the stock based compensation expense recorded in the quarter ended January 31, 2007 relates to the vesting of restricted stock units that were granted during the quarter ended January 31, 2006 and during the quarter ended October 31, 2006. In accordance with the transition provisions of SFAS No. 123R, the grant date estimates of fair value associated with awards granted prior to adoption, which were calculated using a Black-Scholes option pricing model, have not been changed. The specific valuation assumptions that were utilized for purposes of developing an estimate of fair value at the time that prior awards were issued are as disclosed in our prior annual reports on Form 10-K, as filed with the SEC.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	53.7	53.0	51.3	55.6
Inventory Related Provision	—	0.4	—	0.2

Gross profit	46.3	46.6	48.7	44.2
Engineering and product development expenses	37.3	28.0	30.5	30.8
Selling, general and administrative expenses	18.6	15.4	16.0	15.6
Reorganization costs	(1.1)	3.9	(0.4)	6.6

Income (loss) from operations	(8.5)	(0.7)	2.6	(8.8)
Other income (expense):
Interest expense	(3.7)	(5.2)	(3.8)	(4.7)
Investment income	3.3	2.9	3.0	2.9

Net income (loss)	(8.9)%	(3.0)%	1.8%	(10.6)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three and Six Months Ended January 31, 2007 Compared to the Three and Six Months Ended January 31, 2006.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and software support, and maintenance services, net of returns and allowances. Net sales for the three months ended January 31, 2007 decreased 27.4%

to $34.7 million as compared to $47.8 million in the same quarter of the prior year. Net sales for the six months ended January 31, 2007 decreased 8.8% to $84.5 million as compared to $92.7 million for the same six month period of the prior year. The decrease in net sales in first quarter and the six months ended January 31, 2007 as compared to the same periods in the prior year is due to an overall industry wide slowdown which began to impact net sales during the fourth quarter of fiscal year 2006, continuing into the second quarter of fiscal year 2007. During the second half of calendar year 2006, which is the Company’s first half of its fiscal 2007, semiconductor device manufacturers reduced their capital equipment spending levels in line with these adverse conditions resulting in a decreased demand for new purchases of automated test equipment

Service revenue, included in net sales, accounted for $7.7 million, or 22.1% of net sales, and $8.3 million, or 17.4% of net sales, for the three months ended January 31, 2007 and 2006, respectively, and $15.5 million or 18.3% net sales, and $16.5 million or 17.7% net sales for the six months ended January 31, 2007 and 2006, respectively. Geographically, sales to customers outside of the United States were 66.2% and 64.2% of net sales for the three months ended January 31, 2007 and 2006, respectively, and 63.8% and 57.0% of net sales for the six months ended January 31, 2007 and 2006, respectively.

Gross Profit Margin. The gross profit margin was $16.0 million from $34.7 million of net sales or 46.3% of net sales in the three months ended January 31, 2007, as compared to $22.3 million from $47.8 million of net sales or 46.6% of net sales in the same quarter of the prior year. Gross profit margin percentage of net sales for the three months ended January 31, 2007 as compared to the same period ended January 31, 2006 remained relatively unchanged, even with the 27.5% decrease in net sales volume. For the six months ended January 31, 2007, the gross profit margin was $41.2 million from $84.5 million of net sales or 48.7% of net sales as compared to $41.0 million from $92.8 million of net sales or 44.2% of net sales for the six months ended January 31, 2006. The improvements in gross profit margin % of net sales on lower net sales for both the three month and six month periods were a result of more favorable gross profit margins from the Company’s Fusion X-Series products, reduced fixed production costs and material cost reductions.

Inventory Related Provision. The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. There were $1.0 million and $1.6 million in sales of previously written off inventory for the three months ended January 31, 2007 and 2006, respectively, and $3.0 million and $2.4 million for the six months ended January 31, 2007 and 2006, respectively. The $1.0 million and $3.0 million recorded for the three and six months ended January 31, 2007 represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions of $0.3 and $0.8 million for the three and six months ended January 31, 2007, respectively, and $0.2 million and $0.3 million for the three and six months ended January 31, 2006, respectively, did not have a significant impact on operating margins.

Engineering and Product Development Expenses. Engineering and product development expenses were $12.9 million, or 37.3% of net sales, in the three months ended January 31, 2007, as compared to $13.4 million, or 28.0% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2007, engineering and product development expenses were $25.9 million, or 30.5% of net sales, compared to $28.5 million, or 30.8% of net sales for the six months ended January 31, 2006. The decrease in engineering and product development expenses for the three and six months ended January 31, 2007 as compared to the three and six months ended January 31, 2006 is principally a result of completion of next generation Fusion product development projects for Fusion X-Series product line which enabled us to initiate workforce reductions in fiscal years 2006 and 2005. Additionally, we have been able to leverage and re-use X-Series engineering development initiatives across a broader range of applications than in the past with our Fusion HF and HFi products. This trend has resulted in more efficient use of engineering resources and lower costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.4 million, or 18.6% of net sales, in the three months ended January 31, 2007, as compared to $7.4 million, or 15.4% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2007, selling, general and administrative expenses were $13.5 million, or 16.0% of net sales as compared to $14.5 million, or 15.6% of net sales for the six months ended January 31, 2006. Savings of approximately $1.1 million from lower variable compensation expenses related to sales and profitability measures were partially offset by $0.1 million increase in stock-based compensation expense for the three months ended January 31, 2007, compared to the same quarter of the prior year.

Reorganization Costs. For the quarter ended January 31, 2007, the Company re-evaluated the requirements of its reorganization accrual for severance and recognized a gain of $0.4 million. The gain was due primarily to several of the workforce reductions and related expenses not realized. For the quarter ended January 31, 2006, the Company recorded a reorganization charge of approximately $1.9 million, of which $0.6 million consisted of severance and employee benefit costs relating to European workforce reductions, $1.2 million for future lease obligations and $0.3 million of plant closure expenses and legal costs related to the closure of the Company’s facilities in the United Kingdom. These expenses were partially offset by a $0.2 million reversal of a previously recorded liability for the remaining lease payments of the Company’s Westwood, Massachusetts facility.

Interest Expense. Interest expense was $1.3 million for the three months ended January 31, 2007 as compared to $2.5 million for the three months ended January 31, 2006. For the six months ended January 31, 2007, interest expense was $3.2 million compared to $4.4 million for the same period in 2006. The major driver for the decrease in interest expense for both periods was a result of reducing the Company’s interest bearing debt by $100.5 million during the first six months of fiscal 2007. In August 2006, the Company paid off $61.1 million of its 4.25% Convertible Subordinated Notes and in December of 2006, the Company used approximately $36.0 million of net cash to refinance its bank debt by replacing its $60.0 million five year term debt with a new $20.0 million four year term note and a $30.0 million available line of credit. The new term debt outstanding principal balance is $20.0 million and no amounts were outstanding under the $30.0 million line of credit as of January 31, 2007.

Investment Income. Investment income was $1.2 million for the three months ended January 31, 2007, as compared to $1.4 million for the three months ended January 31, 2006. For the six months ended January 31, 2007, investment income was $2.5 million, compared to $2.7 million for the same period in 2006. Decreases in the amount of income on a lower average cash balance were partially offset by the favorable impact of higher interest rates on short term investments.

Income Tax. For the three and six months ended January 31, 2007 and 2006, the Company recorded no income tax provision due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at January 31, 2007 and 2006 and our cumulative loss position at those dates, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets.

Net Income (Loss). Net loss was $3.1 million, or $0.05 per diluted share, in the three months ended January 31, 2007, as compared to a net loss of $1.5 million, or $0.02 per diluted share, in the same quarter of 2006. The $1.6 million increase in net loss was principally due to lower net sales and gross profit related to the semiconductor test equipment industry downturn.

For the six months ended January 31, 2007, net income was $1.5 million as compared to a loss of $9.8 million for the six months ended January 31, 2006. The $11.3 million increase was due primarily to higher margins on lower revenue, due to product mix, decreases in engineering and product development expenses and selling, general and administrative expenses, and lower interest expense as detailed above, offset by reorganization charges recognized in six months ended January 31, 2006.

Liquidity and Capital Resources

At January 31, 2007, the Company had $105.1 million in cash and cash equivalents and marketable securities and net working capital of $94.0 million, as compared to $194.2 million of cash and cash equivalents and marketable securities and $143.3 million of net working capital at July 31, 2006. The decrease in the cash and cash equivalents and marketable securities was due primarily to the principal payment of $61.1 million of the 4.25% Convertible Subordinated Notes and approximately $36.0 million net cash payment to modify the $60.0 million term loan, capital expenditures of $5.7 million partially offset by $15.5 million cash provided by operating activities. Working capital decreased from July 31, 2006 as a result of the shift in classification from long term to short term of our $27.2 million Convertible Subordinated Notes that are now due in August 2007. Accounts receivable from trade customers, net of allowances, was $20.0 million at January 31, 2007, as compared to $38.7 million at July 31, 2006. The principal reason for the $18.7 million decrease in accounts receivable is a result of decreased sales. The allowance for sales returns and doubtful accounts was $1.7 million, or 7.7% of gross trade accounts receivable, at January 31, 2007 and $1.4 million, or 3.5% of gross trade accounts receivable at July 31, 2006. The increase in the allowance of $0.3 million was principally a result of amounts due that are in dispute. Accounts receivable from other sources decreased $1.6 million to $1.7 million at January 31, 2007, as compared to $3.3 million at July 31, 2006. The decrease was attributed to the decrease in the sales and increased cash collections of component inventory to our outsource suppliers.

Net inventories decreased by $0.6 million to $29.2 million at January 31, 2007 as compared to $29.8 million at July 31, 2006. The decrease was consistent with planned consumption of our inventory.

Prepaid expense increased by $0.6 million to $4.8 million at January 31, 2007 as compared to $4.2 million at July 31, 2006. The increase was attributed to the renewal of several annual insurance policies.

Capital expenditures totaled $5.7 million for the six months ended January 31, 2007, as compared to $1.7 million for the six months ended January 31, 2006. The principal reasons for the $4.0 million increase in expenditures is attributed to the leasehold improvements made to our new corporate headquarters in Norwood, Massachusetts, a renovation of our Singapore facility, spare parts and application development equipment to support new targeted growth opportunities.

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender (the “2005 Loan Agreement”). The loan had a five year term. Interest was at the lender’s variable prime rate and is payable monthly. LTX Corporation (“LTX”) entered into a new Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with Silicon Valley Bank (“SVB”) to modify the existing $60.0 million term loan that closed on June 3, 2005. Under the terms of the 2006 Loan Agreement, LTX has borrowed $20.0 million in a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility.

In connection with this modification, LTX has terminated the 2005 Loan Agreement, dated as of May 31, 2005, between LTX and SVB, pursuant to which SVB extended the $60.0 million term loan, and LTX has repaid all outstanding amounts under the 2005 Loan Agreement. The net effect of this transaction reduced existing cash on hand by approximately $36.0 million in the quarter ended January 31, 2007.

The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line is fully utilized as of January 31, 2007. The facility expires on August 1, 2007.

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

The Company has a non-qualified deferred compensation arrangement for a select group of management or highly compensated employees. The Company has two plans that have been discontinued with respect to new deferrals: (i) the LTX Corporation Deferred Compensation Plan that was adopted effective December 1, 2001, (referred to herein as the “Frozen Plan”). This plan’s accumulated balances were distributed in a lump sum payment of approximately $2.3 million in January 2007, with the proceeds from the cash surrender value of the insurance policy used to fund this plan, and (ii) a newer plan that complies with the requirements of Code Section 409A and related Treasury guidance and that governs all amounts deferred on or after January 1, 2005 (referred to herein as the “New Plan”). This plan’s accumulated balances of approximately $1.0 million will be paid out in a lump sum in January 2008 with proceeds from the cash surrender value of the insurance policy used to fund this plan. The proceeds and related liability associated with these plans are reported as Other Assets, and Other accrued expenses, respectively.

The Company has a defined benefit pension plan for its operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited, (“UK”). The plan has 71 participants of which 3 remain as active employee members and 68 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. The plan was under-funded as of July 31, 2006 by $4.6 million. The Company has recorded this liability as other long-term liabilities of $4.3 million and accrued short-term liabilities of $0.3 million on the consolidated balance sheet as of July 31, 2006. Cash payments are projected to be approximately $0.3 million in fiscal 2007 and actual cash payments were $0.2 million in fiscal 2006. Actual cash payments to further fund this plan were $0.1 million for the six months ended January 31, 2007. The net pension expense recorded was not significant for the six months ended January 31, 2007.

The Company operates in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. To mitigate the risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents and marketable securities, cash flows expected to be generated by future operating activities, our access to capital markets for competitively priced instruments and funds available under our credit facilities will be sufficient to meet our cash requirements over the next twelve to twenty-four months, which includes the payment of the outstanding principal of the New Notes discussed above.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% Convertible Subordinated Notes, with $27.2 million due in August 2007. Interest on the notes is payable on February 15 and August 15 of each year, which commenced February 15, 2002. As of January 31, 2007, the Company also has $20.0 million in principal outstanding under a commercial loan.

The aggregate outstanding amount of the contractual obligations is $72.5 million as of January 31, 2007. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, at January 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2007	2008–2009	2010–2011	Thereafter
Convertible subordinated notes (including interest)	$29,648	$578	$29,070	$—	$—
Term loan (including interest)	23,888	704	10,303	12,881	—
Operating leases	14,476	3,265	4,514	2,203	4,494
Long-term liabilities, pensions	4,468	132	528	528	3,280

Total contractual obligations	$72,480	$4,679	$44,415	$15,612	$7,774

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during the year. However, the industry entered into an industry-wide slowdown, evidenced by significant decline in our orders in our fourth quarter fiscal 2006 and our most recent first and second quarter fiscal 2007. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

The semiconductor industry is highly concentrated. A small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 56% of our net sales in fiscal 2006 and 47% of our net sales in fiscal 2005. Sales to our ten largest customers accounted for 74.9% and 80.2% of revenues in the three and six months ended January 31, 2007, respectively, and 85.3% and 84.7% in the three and six months ended January 31, 2006, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 66.2% and 63.8% of our revenues for the three and six months ended January 31, 2007 and 64.2% and 57.0% of our revenues for the three and six months ended January 31, 2006. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on January 31, 2007, our stock price ranged from a low of $4.45 to a high of $7.65. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We have $27.2 million principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) due August 2007, as well as $20.0 million in principal outstanding under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. We have $27.2 million principal amount of 4.25% Convertible Subordinated Notes due August 2007 and monthly principal and interest payments through December 2010 related to our $20.0 million term loan. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment of our Notes, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our Notes, or certain of our other obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we may not have sufficient funds or be able to arrange for financing to pay the principal amount of our Notes at their maturity.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter ended January 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) The Company held its Annual Meeting of Stockholders on December 6, 2006.

(b) Stockholders elected Roger W. Blethen, Roger J. Maggs and Patrick J. Spratt as Class II Directors to serve additional terms of three years. The Company’s other directors after the Annual Meeting are Messrs. Mark S. Ain, Samuel Rubinovitz and David G. Tacelli, who serve as Class III Directors, with their terms of office expiring at the 2007 Annual Meeting of Stockholders, and Messrs. Stephen M. Jennings and Robert E. Moore, who serve as Class I Directors, with their terms of office expiring at the 2008 Annual Meeting of Stockholders.

(c) Matters voted upon and the results of the voting were as follows:

i.	Stockholders voted 57,061,417 shares FOR and 2,712,919 shares WITHHELD from the election of Roger W. Blethen as Class II Director.

Stockholders voted 57,071,736 shares FOR and 2,702,600 shares WITHHELD from the election of Roger J. Maggs as Class II Director.

Stockholders voted 58,803,250 shares FOR and 971,086 shares WITHHELD from the election of Patrick J. Spratt as Class II Director.

ii.	Stockholders voted 59,279,588 shares FOR, 423,705 shares AGAINST, and 71,043 shares ABSTAINED regarding the vote to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its 2007 fiscal year.

Item 6.	Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 10.9 Loan and Security Agreement dated December 7, 2006 between LTX Corporation and Silicon Valley Bank

(ii)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(iii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On November 16, 2006, the Company furnished a current report on Form 8-K under Item 2.02 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended October 31, 2006, which press release included its consolidated financial statements for the period.

(ii)	On November 29, 2006, the Company furnished a current report on Form 8-K under Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers) to disclose the resignation of Vice President Mukesh Mowji effective November 28, 2006.

(iii)	On December 7, 2006, the Company furnished a current report on Form 8-K under Item 1.01 (Entry into a Material Definitive Agreement) describing terms of a Loan and Security Agreement entered into with Silicon Valley Bank, dated December 7, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: March 12, 2007	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger Chief Financial Officer and Treasurer (Principal Financial Officer)