Form 10-Q
period 2007-04-30
LTX CORP
filed 2007-06-11
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2007
Common Stock, $0.05 par value per share	62,345,990 shares

LTX CORPORATION

Index

		Page Number
Part I.	FINANCIAL INFORMATION

Item 1.

	Consolidated Balance Sheets April 30, 2007 and July 31, 2006	3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended April 30, 2007 and April 30, 2006	4

	Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2007 and April 30, 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.

	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.

	Controls and Procedures	28

Part II.

	OTHER INFORMATION

Item 6.

	Exhibits and Reports on Form 8-K	28

	SIGNATURE	29

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2007	July 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,713	$106,445
Marketable securities	43,887	87,776
Accounts receivable—trade, net of allowances	19,358	38,704
Accounts receivable—other	1,819	3,269
Inventories	28,781	29,847
Prepaid expenses	3,443	4,156

Total current assets	155,001	270,197
Property and equipment, net	35,010	37,633
Goodwill	14,762	14,762
Other intangible assets	175	700
Other assets	2,230	4,398

Total assets	$207,178	$327,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,423	$70,071
Accounts payable	15,624	20,995
Deferred revenues and customer advances	2,967	3,646
Deferred gain on leased equipment	132	644
Other accrued expenses	19,466	31,554

Total current liabilities	66,612	126,910
Long-term debt, less current portion	18,800	77,620
Other long-term liabilities	5,541	5,521
Stockholders’ equity:
Common stock	3,110	3,101
Additional paid-in capital	568,040	563,959
Accumulated other comprehensive loss	(970)	(1,946)
Accumulated deficit	(453,955)	(447,475)

Total stockholders’ equity	116,225	117,639

Total liabilities and stockholders’ equity	$207,178	$327,690

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Net product sales	$25,843	$48,103	$94,894	$124,407
Net service sales	7,171	8,236	22,631	24,686

Net sales	33,014	56,339	117,525	149,093
Cost of sales (includes stock-based compensation expense of $25 for Q3 FY07; $42 for Q3 FY06; $82 for YTD FY07; $130 for YTD FY06)	18,000	26,859	61,333	78,440
Inventory related provision	4,175	—	4,175	221

Gross profit	10,839	29,480	52,017	70,432
Engineering and product development expenses (includes stock-based compensation expense of $242 for Q3 FY07; $288 for Q3 FY06; $836 for YTD FY07; $808 for YTD FY06)	12,203	12,829	38,058	41,378
Selling, general and administrative expenses (includes stock-based compensation expense of $587 for Q3 FY07; $1,104 for Q3 FY06; $2,217 for YTD FY07; $2,418 for YTD FY06)	6,778	7,765	20,276	22,220
Reorganization (gain) costs	—	—	(377)	6,104

Income (loss) from operations	(8,142)	8,886	(5,940)	730
Other income (expense):
Interest expense	(862)	(2,344)	(4,095)	(6,731)
Investment income	1,013	1,599	3,555	4,313

Net income (loss)	$(7,991)	$8,141	$(6,480)	$(1,688)

Net income (loss) per share:
Basic	$(0.13)	$0.13	$(0.10)	$(0.03)
Diluted	(0.13)	0.13	(0.10)	(0.03)
Weighted-average common shares used in computing net income (loss) per share:
Basic	62,147	61,734	62,065	61,619
Diluted	62,147	62,088	62,065	61,619
Comprehensive income (loss):
Net income (loss)	$(7,991)	$8,141	$(6,480)	$(1,688)
Unrealized gain (loss) on marketable securities	318	(108)	1,003	(309)
Minimum pension liability	(7)	—	(27)	—

Comprehensive income (loss)	$(7,680)	$8,033	$(5,504)	$(1,997)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,480)	$(1,688)
Add (deduct) non-cash items:
Stock-based compensation	3,135	3,356
Depreciation and amortization	10,614	10,913
Non-cash reorganization gain	(377)	—
Charge for inventory related provision	4,175	221
Other	253	476
(Increase) decrease in:
Accounts receivable	20,842	(8,911)
Inventories	(3,045)	7,750
Prepaid expenses	807	(129)
Other assets	2,223	162
Increase (decrease) in:
Accounts payable	(5,386)	(5,972)
Accrued expenses	(12,183)	(1,479)
Deferred revenues and customer advances	(1,208)	541

Net cash provided by operating activities	13,370	5,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(52,938)
Proceeds from sale of marketable securities	44,892	57,348
Purchases of property and equipment	(7,781)	(2,854)

Net cash provided by investing activities	37,111	1,556

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	687	770
Employees’ stock purchase plan	270	326
Payments of notes payable	(120,469)	—
Proceeds from term loan	20,000	—

Net cash (used in) provided by financing activities	(99,512)	1,096
Effect of exchange rate changes on cash	299	194

Net decrease in cash and cash equivalents	(48,732)	8,086
Cash and cash equivalents at beginning of period	106,445	55,269

Cash and cash equivalents at end of period	$57,713	$63,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,938	$7,035

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2006. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2007 are not necessarily indicative of future trends or our results of operations for the entire year.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, (SAB 104), “Revenue Recognition” and EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and nine months ended April 30, 2007 and 2006.

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

Accounting for Stock-Based Compensation

The Company has five stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The Company can only grant options from the 2004 Plan. Under the terms of the 2004 Plan, any unused shares of Common Stock as a result of termination, surrender, cancellation or forfeiture of options from the 2001 Plan and the 1999 Plan will be available for grant of equity awards under the 2004 Plan. The 2004 Plan provides for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and also allows both restricted stock awards and stock awards. Options under this plan are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of our stock options is ten years. Our policy of issuing shares is to either buy shares in the open market or issue new shares. Our general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones. As of January 31, 2007, 100% of these options have vested as they have met the performance milestones. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (RSUs). Of the 983,600 RSUs, vesting for 742,600 is tied to certain profit break-even milestones for executives. The first milestone was achieved May 16, 2006, resulting in 185,650 shares vesting on May 16, 2006. The remaining executive RSUs will vest annually over the next three years unless another performance milestone is achieved, accelerating vesting otherwise scheduled on an annual basis. The remaining 241,000 RSUs are service vested for key employees over a four year period, including 60,250 shares that vested on May 16, 2006, when the Company achieved a profit break-even milestone. The remaining shares will vest annually over the next three years, unless another performance milestone is achieved, accelerating vesting otherwise scheduled on an annual basis. During the quarter ended October 31, 2006, the Company granted 973,000 RSUs. Of the 973,000 RSUs, vesting for 721,000 is tied to certain profit milestones for executives. The remaining 252,000 RSUs are service vested for key employees and are earned over a four year period. For the quarter ended January 31, 2007, 62,300 RSUs were granted to directors to vest over three years, and 5,000 RSUs were granted to employees to vest over four years. For the quarter ended April 30, 2007, 15,000 RSUs were granted to employees to vest over four years.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the nine months ended April 30, 2007 and 2006, the Company recorded expense of approximately $3.1 million and $3.4 million, respectively, in connection with its share-based payment awards. As of April 30, 2007, there is approximately $6.5 million of unrecognized compensation expense related to share-based payments to employees that will be recognized over the next 16 quarters.

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

Weighted-average assumptions used in determining fair value for fiscal 2006. There have been no option grants in the nine months ending April 30, 2007:

Nine months ended April 30, 2006
Volatility	59 - 86%
Dividend yield	0%
Risk-free interest rate	4.29 - 4.75%
Expected life options	7.21 years

The following is a summary of activities for the Company’s Stock Option Plans for the three months ended April 30, 2007:

Stock Option Activity

	Three Months Ended April 30, 2007
	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	8,375,761	$10.00
Granted	—	—
Exercised	(87,166)	3.99
Forfeited	(49,750)	5.84

Options outstanding, end of period	8,238,845	10.09

Options exercisable	7,714,506	10.44

Options / RSUs available for grant	3,067,226	—

Weighted average fair value of options granted during period	—	—

Options available for grant include both restricted stock awards and stock awards.

As of April 30, 2007, the status of the Company’s outstanding and exercisable options is as follows:

		Options Outstanding		Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01–4.63	887,561	3.8	$3.59	760,597	$3.55
4.64–9.25	3,169,856	5.6	6.83	2,772,481	7.03
9.26–13.88	3,200,975	4.8	12.76	3,200,975	12.76
13.89–18.50	685,453	3.7	15.40	685,453	15.40
18.51–23.13	244,000	3.8	21.09	244,000	21.09
23.14–27.75	16,000	4.9	26.20	16,000	26.20
27.76–32.38	1,000	4.1	28.34	1,000	28.34
32.39–37.00	18,500	3.1	33.63	18,500	33.63
41.63–46.25	15,500	2.9	46.25	15,500	46.25

	8,238,845	5.7	$10.09	7,714,506	$10.44

RSU Activity

	Three Months Ended April 30, 2007
	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of period	1,663,500	$4.73
Granted	15,000	6.16
Exercised	(1,200)	6.40
Forfeited	(3,250)	4.87

RSUs outstanding, end of period	1,674,050	$4.74

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the nine months ended April 30, 2007 and 2006:

	Nine Months Ended April 30,
Product Warranty Activity	2007	2006
	(in thousands)
Balance at beginning of period	$3,543	$2,543
Warranty expenditures for current period	(2,580)	(2,453)
Changes in liability related to pre-existing warranties	(599)	—
Provision for warranty costs in the period	1,840	3,046

Balance at end of period	$2,204	$3,136

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Net loss	$(7,991)	$8,141	$(6,480)	$(1,688)
Basic EPS
Basic common shares	62,147	61,734	62,065	61,619
Basic EPS	$(0.13)	$0.13	$(0.10)	(0.03)
Diluted EPS
Basic common shares	62,147	61,734	62,065	61,619
Plus: Impact of stock options and RSUs	—	354	—	—

Diluted common shares	62,147	62,088	62,065	61,619
Diluted EPS	$(0.13)	$0.13	$(0.10)	$(0.03)

For the three and nine months ended April 30, 2007, options to purchase 6,214,436 and 6,231,836 shares and 8,741,282 shares of common stock for nine months ended April 30, 2006 were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share excludes 653,000 and 0 RSUs at April 30, 2007 and 2006, respectively, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

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

Gross unrealized gains and losses for the three months ended April 30, 2007 and April 30, 2006 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no impairment losses recorded for the three and nine months ended April 30, 2007 and April 30, 2006.

At April 30, 2007, there was no cash restricted from withdrawal.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	April 30, 2007	July 31, 2006
	(in thousands)
Purchased components and parts	$21,684	$20,597
Units-in-progress	529	5,132
Finished units	6,568	4,118

	$28,781	$29,847

The Company’s policy is to establish inventory reserves when conditions exist that indicate our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, service repair consumption, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of April 30, 2007 and July 31, 2006, our inventory is stated net of inventory reserves of $39.9 million and $46.5 million, respectively. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. In the quarter ended April 30, 2007, the Company recorded a $4.2 million inventory provision to the inventory reserves related to the HFi product line. The provision was required as a result of two major factors that materialized during the quarter. First, the Company’s assessment of our Fusion HFi customers demand for HFi due to the softness in the markets they serve and second, the projected impact from our customers who have increased adoption of our X-Series platform by transferring test capacity from HFi to a lower cost to test X-Series alternative. The favorable performance/price characteristics of our X-Series testers has enabled customers to transition certain devices currently being tested on the Fusion HFi platform to our X-Series testers. This is expected to result in increased available HFi capacity at our customers and will likely reduce HFi purchases in the future. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. We recognized sales of previously written off inventory of $1.4 million and $0.5 million for the three months ended April 30, 2007 and 2006, respectively, and $4.4 million and $2.9 million for the nine months ended April 30, 2007 and 2006, respectively. The $1.4 million and $4.4 million recorded for the three and nine months ended April 30, 2007 represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions of $0.3 million and $1.1 million for the three and nine months ended April 30, 2007, and $0.3 million and $0.6 million for the three and nine months ended April 30, 2006, did not have a significant impact on operating margins.

Property and Equipment

Property and equipment are summarized as follows:

	April 30, 2007	July 31, 2006	Depreciable Life In Years
	(in thousands)
Machinery, equipment and internal manufactured systems	$104,703	$99,520	3-7
Office furniture and equipment	3,047	4,531	3-7
Leasehold improvements	8,617	8,358	10 or term of lease

	116,367	112,409
Less accumulated depreciation and amortization	(81,357)	(74,776)

	$35,010	$37,633

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

Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. There were no significant impairment losses for the three and nine months ended April 30, 2007 and April 30, 2006.

Goodwill and Other Intangibles

The Company follows the provisions of Statement No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in impairment. Intangible assets are recorded at historical cost. Intangible assets acquired in an acquisition, including purchased research and development, are recorded under the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition. Management uses a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. If the carrying value of the Company’s net assets is in excess of the present value of the expected future cash flows, the carrying value of goodwill is written down to fair value in the period identified. Definitive useful life assets are tested for impairment under the provision of SFAS No. 144.

Goodwill totaling $14.8 million at each of April 30, 2007 and July 31, 2006, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. on June 10, 2003.

Other intangible assets consisted of core technology and amounted to the following at April 30, 2007 and July 31, 2006:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
April 30, 2007	$2,800	$2,625	$175	4 years
July 31, 2006	$2,800	$2,100	$700	4 years

Amortization expense for each of the nine months ended April 30, 2007 and 2006 was $525,000. The estimated aggregate amortization expense for the remainder of fiscal 2007 is $175,000.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three and nine months ended April 30, 2007 and 2006, along with the long-lived assets at April 30, 2007 and July 31, 2006, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
	(In thousands)
Net Sales:
United States	$6,418	$30,453	$37,028	$70,328
Taiwan	857	2,782	4,225	7,803
Japan	1,007	854	4,313	1,476
Singapore	1,610	6,722	13,014	14,811
Philippines	15,833	7,665	33,639	29,838
All other countries	7,289	7,863	25,306	24,837

Total Net Sales	$33,014	$56,339	$117,525	$149,093

	April 30, 2007	July 31, 2006
	(in thousands)
Long-lived Assets:
United States	$46,315	$49,618
Taiwan	76	394
Japan	234	54
Singapore	1,879	1,545
Philippines	127	—
All other countries	1,141	784

Total Long-lived Assets	$49,772	$52,395

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

For the quarter ended April 30, 2007, the Company recorded a $4.2 million inventory related provision related to its Fusion HFi product line. The provision was required as a result of two major factors that developed during the quarter. First, the Company’s assessment of its Fusion HFi customers demand for HFi due to the slowness in the markets they serve and second, the projected impact from our customers who have increased adoption of the Company’s X-Series platform by converting test capacity from HFi testers to a lower cost to test X-Series alternative. The favorable performance/price characteristics of the X-Series testers has enabled customers to offload certain devices currently being tested on the Fusion HFi platform to the X-Series testers. This is expected to result in increased available HFi capacity at our customers and will likely reduce HFi purchases in the future.

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

The following table sets forth the Company’s restructuring accrual activity for fiscal 2006 and the nine months ended April 30, 2007:

	Severance costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2005	$0.7	$6.6	$2.7	$—	$10.0
Additions to expense (gain)	4.9	(0.1)	1.4	0.1	6.3
Elimination of deferred gain	—	(0.7)	—	—	(0.7)
Non-cash utilization	(0.3)	—	(0.1)	(0.1)	(0.5)
Cash paid	(3.2)	(1.7)	(2.2)	—	(7.1)

Balance July 31, 2006	2.1	4.1	1.8	—	8.0
Additions to expense (gain)	(0.4)	—	—	—	(0.4)
Elimination of deferred gain	—	(1.5)	—	—	(1.5)
Non-cash utilization	(0.1)	—	0.4	—	0.3
Cash paid	(0.6)	(1.5)	(0.9)	—	(3.0)

Balance April 30, 2007	$1.0	$1.1	$1.3	$—	$3.4

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with our suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2007 or July 31, 2006.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2007 or July 31, 2006.

On December 21, 2005, the Company signed a new lease for a Norwood, Massachusetts facility. The new ten year lease began on July 1, 2006 with rent payments of $794,958 per year for the first three years, $855,848 for the second three year period, and $921,813 per year for the remaining four years. The Westwood lease rent payments of $1,800,636 per year terminated in June, 2006. The Company is recognizing the rent expense on a straight line basis over the lease term.

On March 15, 2007, the company signed a new lease for a Milpitas, California facility, where the Company will be relocating its California operations. The new five year lease commences on November 1, 2007 with rent payments of $262,013 in year one, $269,873 in year two, $277,969 in year three, $286,308 in year four, and $294,898 in year five. The existing San Jose lease rent payments of $1,637,990 per year will terminate on October 31, 2007. The Company is recognizing the rent expense on a straight line basis over the lease term.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under non-cancelable leases at April 30, 2007, are as follows:

Year ended July 31,	(in thousands) Amount
2007	$1,577
2008	3,302
2009	1,974
2010	1,675
2011	1,451
Thereafter	5,111

Total minimum lease payments	$15,090

6. LONG TERM DEBT

On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of new notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of outstanding notes due August 2007. As of April 30, 2007, the outstanding principal balance of the 4.25% Convertible Subordinated Notes was $27.2 million due in August 2007.

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

In connection with this modification, LTX has terminated the 2005 Loan Agreement, dated as of May 31, 2005, between LTX and SVB, pursuant to which SVB had previously extended the $60.0 million term loan, and LTX has repaid all outstanding amounts under the 2005 Loan Agreement. The net cash outflow resulting from this loan modification was approximately $36.0 million.

The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line is fully utilized as of April 30, 2007. The facility expires on August 1, 2007.

7. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following at April 30, 2007 and July 31, 2006:

	(in thousands)
	April 30, 2007	July 31, 2006
Accrued compensation	$4,128	$8,450
Accrued income and local taxes	5,296	5,177
Warranty reserve	2,204	3,543
Accrued restructuring	2,858	7,001
Deferred compensation plan	1,018	2,728
Other accrued expenses	3,962	4,655

	$19,466	$31,554

8. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In October 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over-funded status or a liability for a plan’s under-funded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company has adopted this requirement beginning May 1, 2006, which had no further effects on the Company’s financial statements through April 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will adopt this requirement for the fiscal year beginning August 1, 2007. The Company is in the process of determining the impact of this aspect of SFAS No. 158 on the Company’s Consolidated Financial Statements.

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

Our operating results were negatively impacted by a severe industry-wide slowdown in the semiconductor industry, which began to affect the semiconductor test industry in fiscal 2001 and continued through our fiscal year ended July 31, 2003. However the industry entered a period of growth during our fiscal year ended July 31, 2004 and the Company’s quarterly revenues increased sequentially each quarter during fiscal year 2004. The period of growth was short and we experienced a sharp decline in orders in the first quarter of fiscal year 2005, which continued into our second fiscal quarter of fiscal year 2005. The Company experienced improved order levels in our third quarter of fiscal year 2005 continuing until our third quarter of fiscal year 2006. Incoming orders decreased significantly in our fourth quarter of fiscal year 2006 and in our first three quarters of fiscal year 2007 as compared to our third quarter of fiscal year 2006. This unfavorable trend is an indication that the industry is experiencing another slowdown, and it is unclear how long or severe the slowdown will be.

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. Our engineering and development expense decreased sequentially on a quarterly basis during fiscal 2006 as next generation Fusion product development projects were completed. Engineering and development expense for the third quarter of fiscal 2007 was $12.2 million compared to $12.8 million in the third quarter of fiscal 2006. Engineering and development expenses were $38.1 million and $41.4 million for the nine months ended April 30, 2007 and 2006, respectively. The decrease in quarterly expenditures is a result of the completion of next generation Fusion product development projects for Fusion X-Series products. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the highest technical specifications required for the testing of advanced semiconductor devices in a cost-efficient manner. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

In addition, over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit, our principal contract manufacturer. In fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit; in fiscal 2005 and 2006 we transitioned Fusion EX and Fusion MX, respectively, and we are in the process of transitioning the new Fusion LX in fiscal 2007. The Company plans to transition manufacturing of its X-Series test systems from Jabil Circuit, Billerica, Massachusetts to Jabil Circuit, Penang, Malaysia by August 2008. This transition represents the next significant phase of LTX’s outsource manufacturing strategy. We believe that transforming product manufacturing costs into variable costs allows us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and use of sensitive accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s sensitive accounting estimates and critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. For the three and nine months ended April 30, 2007, there have been no changes to these critical accounting policies.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.5	47.7	52.2	52.6
Inventory related provision	12.6	—	3.5	0.1

Gross profit	32.9	52.3	44.3	47.3
Engineering and product development expenses	37.0	22.7	32.3	27.8
Selling, general and administrative expenses	20.5	13.8	17.3	14.9
Reorganization costs	—	—	(0.3)	4.1

Income (loss) from operations	(24.6)	15.8	(5.0)	0.5
Other income (expense):
Interest expense	(2.6)	(4.1)	(3.5)	(4.5)
Investment income	3.0	2.8	3.0	2.9

Net income (loss)	(24.2)%	14.5%	(5.5)%	(1.1)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three and Nine Months Ended April 30, 2007 Compared to the Three and Nine Months Ended April 30, 2006.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and product support, and maintenance services, net of returns and allowances. Net sales for the three months ended April 30, 2007 decreased 41.4% to $33.0 million as compared to $56.3 million in the same quarter of the prior year. Net sales for the nine months ended April 30, 2007 decreased 21.2% to $117.5 million as compared to $149.1 million for the same nine month period of the prior year. The decrease in net sales in third quarter and the nine months ended April 30, 2007 as compared to the same periods in the prior year is due to an overall industry wide slowdown which began to impact net sales during the fourth quarter of fiscal year 2006 and has continued into the third quarter of fiscal year 2007. During the second half of calendar year 2006, which is the Company’s first half of its fiscal 2007, semiconductor device manufacturers reduced their capital equipment spending levels in line with these adverse conditions resulting in a decreased demand for new purchases of automated semiconductor test equipment.

Service revenue, included in net sales, accounted for $7.2 million, or 21.7% of net sales, and $8.2 million, or 14.6% of net sales, for the three months ended April 30, 2007 and 2006, respectively, and $22.6 million or 19.3% of net sales, and $24.7 million or 16.6% of net sales for the nine months ended April 30, 2007 and 2006, respectively.

Geographically, sales to customers outside of the United States were 80.6% and 45.9% of net sales for the three months ended April 30, 2007 and 2006, respectively, and 68.5% and 52.8% of net sales for the nine months ended April 30, 2007 and 2006, respectively.

Gross Profit Margin. The gross profit margin was $10.8 million from $33.0 million of net sales or 32.9% of net sales in the three months ended April 30, 2007, as compared to $29.5 million from $56.3 million of net sales or 52.3% of net sales in the same quarter of the prior year. Gross profit as a percentage of net sales for the three months ended April 30, 2007 compared to the same period ended April 30, 2006 decreased primarily as a result of the $4.2 million Fusion HFi related inventory provision recorded in the quarter ended April 30, 2007. The inventory provision accounted for 12.6% percentage points of the decrease in gross profit margin percentage. The balance of the decrease in gross profit margin was due to lower sales volume to absorb that portion of cost of sales which is relatively fixed in nature. For the nine months ended April 30, 2007, the gross profit margin was $52.0 million from $117.5 million of net sales or 44.3% of net sales as compared to $70.4 million from $149.1 million of net sales or 47.2% of net sales for the nine months ended April 30, 2006. The decrease in gross profit margin percentage of net sales on lower net sales for both the three month and nine month periods were a result of lower sales volume and the $4.2 million inventory related provision recorded in the three months ended April 30, 2007.

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

For the quarter ended April 30, 2007, the Company recorded a $4.2 million inventory related provision related to the Fusion HFi product line. The provision was required as a result of two major factors that materialized during the quarter. First, the Company’s assessment of our Fusion HFi customers demand for HFi due to the softness in the markets they serve and second, the projected impact from our customers who have increased adoption of our X-Series platform by transferring test capacity from HFi to a lower cost to test X-Series alternative. The favorable performance/price characteristics of our X-Series testers has enabled customers to transition certain devices currently being tested on the Fusion HFi platform to our X-Series testers. This is expected to result in increased available HFi capacity at our customers and will likely reduce HFi purchases in the future.

There were $1.4 million and $0.5 million in sales of previously written off inventory for the three months ended April 30, 2007 and 2006, respectively, and $4.4 million and $2.9 million for the nine months ended April 30, 2007 and 2006, respectively. The $1.4 million and $4.4 million recorded for the three and nine months ended April 30, 2007 represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions of $0.3 million and $1.1 million for the three and nine months ended April 30, 2007, and $0.3 million and $0.6 million for the three and nine months ended April 30, 2006, did not have a significant impact on operating margins.

Engineering and Product Development Expenses. Engineering and product development expenses were $12.2 million, or 37.0% of net sales, in the three months ended April 30, 2007, as compared to $12.8 million, or 22.7% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2007, engineering and product development expenses were $38.1 million, or 32.3% of net sales, compared to $41.4 million, or 27.8% of net sales for the nine months ended April 30, 2006. The decrease in engineering and product development expenses for the three and nine months ended April 30, 2007 as compared to the three and nine months ended April 30, 2006 is principally a result of completion of next generation Fusion product development projects for Fusion X-Series product line which enabled us to initiate workforce reductions in fiscal years 2006 and 2005. Additionally, we have been able to leverage and re-use X-Series engineering development initiatives across a broader range of applications than in the past with our Fusion HF and HFi products. This trend has resulted in more efficient use of engineering resources and lower costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.8 million, or 20.5% of net sales, in the three months ended April 30, 2007, as compared to $7.8 million, or 13.8% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2007, selling, general and administrative expenses were $20.3 million, or 17.3% of net sales as compared to $22.2 million, or 14.9% of net sales for the nine months ended April 30, 2006. Savings of approximately $1.0 million for the three months ended April 30, 2007 were primarily due to a decrease of $0.6 million in stock-based compensation for the three months ended April 30, 2007 compared to the same quarter of the prior year and lower variable compensation expenses related to sales and profitability measures. Savings of approximately $1.9 million for the nine months ended April 30, 2007 were from lower variable compensation expenses related to sales and profitability measures in addition to $0.2 million decrease in stock-based compensation compared to the same period of the prior year.

Reorganization Costs. For the three months ended April 30, 2007 and April 30, 2006, no reorganization costs were recorded. For the nine months ended April 30, 2007, the Company re-evaluated the requirements of its reorganization accrual for severance and recognized a gain of $0.4 million. The gain was due primarily to several of the workforce reductions and related expenses not realized, such as less than expected post termination outplacement services provided to terminated employees. There were $6.1 million in reorganization costs recorded for the nine months ended April 30, 2006.

Interest Expense. Interest expense was $0.9 million for the three months ended April 30, 2007 as compared to $2.4 million for the three months ended April 30, 2006. For the nine months ended April 30, 2007, interest expense was $4.1 million compared to $6.7 million for the same period in 2006. The major driver for the decrease in interest expense for both periods was a result of reducing the Company’s interest bearing debt by $100.5 million during the first six months of fiscal 2007. In August 2006 the Company paid off $61.1 million of its 4.25% Convertible Subordinated Notes. In December of 2006 the Company used approximately $36.0 million of net cash to refinance its bank debt by replacing its $60.0 million five year term debt with a new $20.0 million four year term note and a $30.0 million revolving line of credit. The new term debt outstanding principal balance is $20.0 million and no amounts were outstanding under the $30.0 million revolving line of credit as of April 30, 2007.

Investment Income. Investment income was $1.0 million for the three months ended April 30, 2007, as compared to $1.6 million for the three months ended April 30, 2006. For the nine months ended April 30, 2007, investment income was $3.6 million, compared to $4.3 million for the same period in 2006. Decreases in the amount of income on a lower average cash balance were partially offset by the favorable impact of higher interest rates on short term investments.

Income Tax. For the three and nine months ended April 30, 2007 and 2006, the Company recorded no income tax provision due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at April 30, 2007 and 2006 and our cumulative loss position at those dates, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets.

Net Income (Loss). Net loss was $8.0 million, or $0.13 per diluted share, in the three months ended April 30, 2007, as compared to net income of $8.1 million, or $0.13 per diluted share, in the same quarter of 2006. The $16.1 million decrease in net income was principally due to lower net sales and gross profit related to the semiconductor test equipment industry downturn, and to the $4.2 million inventory provision recorded in the three months ended April 30, 2007.

For the nine months ended April 30, 2007, net loss was $6.5 million as compared to a loss of $1.7 million for the nine months ended April 30, 2006. The $4.8 million increase in net loss was due primarily to the $4.2 million inventory provision recorded in the three months ended April 30, 2007 and lower net sales and gross profit for the nine months ended April 30, 2007, offset by $6.1 million in reorganization charges for the nine months ended April 30, 2006.

Liquidity and Capital Resources

At April 30, 2007, the Company had $101.6 million in cash and cash equivalents and marketable securities and net working capital of $88.4 million, as compared to $194.2 million of cash and cash equivalents and marketable securities and $143.3 million of net working capital at July 31, 2006. The decrease in the cash and cash equivalents and marketable securities was due primarily to the principal payment of $61.1 million of the 4.25% Convertible Subordinated Notes in August 2006 and approximately $36.0 million net cash payment to modify the $60.0 million term loan in December 2006, capital expenditures of $7.8 million partially offset by $13.4 million cash provided by operating activities over the nine months ended April 30, 2007. Working capital decreased from July 31, 2006 as a result of the shift in classification from long term to short term of our $27.2 million Convertible Subordinated Notes that are now due in August 2007. Accounts receivable from trade customers, net of allowances, was $19.4 million at April 30, 2007, as compared to $38.7 million at July 31, 2006. The principal reason for the $19.3 million decrease in accounts receivable is a result of decreased sales. The allowance for sales returns and doubtful accounts was $1.6 million, or 7.4% of gross trade accounts receivable, at April 30, 2007 and $1.4 million, or 3.5% of gross trade accounts receivable at July 31, 2006. The increase in the allowance of $0.2 million was principally a result of amounts due that are in dispute. Accounts receivable from other sources decreased $1.5 million to $1.8 million at April 30, 2007, as compared to $3.3 million at July 31, 2006. The decrease was attributed to the decrease in sales and increase in cash collections of component inventory at our outsource suppliers.

Net inventories decreased by $1.1 million to $28.8 million at April 30, 2007 as compared to $29.8 million at July 31, 2006. The Company recorded a $4.2 million inventory related provision in the quarter ended April 30, 2007 of which $2.4 million related to HFi inventory held by our suppliers on our behalf deemed to be in excess of our future requirements which has been recognized as a contingent liability with no impact on the net inventory balances on the LTX balance sheet and a $1.8 million provision of inventory owned by LTX. The net inventory decrease was due to the LTX owned inventory subject to reserve of $1.8 million and was partially offset by $0.7 million of increased X-Series evaluation systems inventory.

Prepaid expense decreased by $0.7 million to $3.4 million at April 30, 2007 as compared to $4.2 million at July 31, 2006. The decrease is due to the amortization of prepaid expenses and maintenance contracts.

Capital expenditures totaled $7.8 million for the nine months ended April 30, 2007, as compared to $2.9 million for the nine months ended April 30, 2006. The principal reasons for the $4.9 million increase in expenditures is attributed to the leasehold improvements made to our new corporate headquarters in Norwood, Massachusetts, a renovation of our Singapore facility, spare parts and application development equipment used internally to support new targeted growth opportunities.

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender (the “2005 Loan Agreement”). The loan had a five year term. Interest was at the lender’s variable prime rate and was payable monthly. The Company entered into a new Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with Silicon Valley Bank (“SVB”) to modify the existing $60.0 million term loan. Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of April 30, 2007.

In connection with this modification, LTX has terminated the 2005 Loan Agreement, has repaid all outstanding amounts under the 2005 Loan Agreement. The net effect of this transaction reduced existing cash on hand by approximately $36.0 million in the quarter ended January 31, 2007. The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line is fully utilized as of April 30, 2007. The facility expires on August 1, 2007.

In August 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes due August, 2006. Interest on the 4.25% Convertible Subordinated Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The notes were convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. The notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method of depreciation, which approximates the effective interest method, over the term of the notes. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance of the notes for a purchase price of $60.0 million. On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of the notes plus all accrued and unpaid interest thereon for an equal principal amount of newly issued 4.25% Convertible Senior Notes (the “New Notes”) due August 2007. On August 8, 2006, the Company utilized existing cash on hand to pay the remaining outstanding balance of the $61.1 million of 4.25% Convertible Subordinated Notes. The Company intends to pay the remaining $27.2 million outstanding principal of New Notes in August 2007 with existing cash balances.

The Company has a non-qualified deferred compensation arrangement for a select group of management or highly compensated employees. The Company has two plans that have been discontinued with respect to new deferrals: (i) the LTX Corporation Deferred Compensation Plan that was adopted effective December 1, 2001, (referred to herein as the “Frozen Plan”) and (ii) a newer plan that complies with the requirements of Code Section 409A and related Treasury guidance and that governs all amounts deferred on or after January 1, 2005 (referred to herein as the “New Plan”). The Frozen Plan’s accumulated balances were distributed in a lump sum payment of approximately $2.3 million in January 2007, with the proceeds from the cash surrender value of the insurance policy used to fund this plan, and the New Plan’s accumulated balances of approximately $1.0 million will be paid out in a lump sum in January 2008 with proceeds from the cash surrender value of the insurance policy used to fund this plan. The proceeds and related liability associated with these plans are reported as Other assets, and Other accrued expenses, respectively.

The Company has a defined benefit pension plan for its operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited, (“UK”). The plan has 71 participants of which 2 remain as active employee members and 69 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. The plan was under-funded as of July 31, 2006 by $4.6 million. The Company has recorded this liability as other long-term liabilities of $4.3 million and accrued short-term liabilities of $0.3 million on the consolidated balance sheet as of July 31, 2006. Cash payments are projected to be approximately $0.3 million in fiscal 2007 and actual cash payments were $0.2 million in fiscal 2006. Actual cash payments to further fund this plan were $0.1 million for the nine months ended April 30, 2007. The net pension expense recorded was not significant for the nine months ended April 30, 2007.

The Company operates in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. To mitigate the risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents and marketable securities, cash flows expected to be generated by future operating activities, our access to capital markets for competitively priced instruments and funds available under our credit facilities will be sufficient to meet our cash requirements over the next twelve to twenty-four months, which includes the payment of the outstanding principal of the New Notes discussed above.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% Convertible Subordinated Notes, with $27.2 million due in August 2007. Interest on the notes is payable on February 15 and August 15 of each year, which commenced February 15, 2002. As of April 30, 2007, the Company also has $20.0 million in principal outstanding under a commercial loan.

The aggregate outstanding amount of the contractual obligations is $72.1 million as of April 30, 2007. These obligations and commitments represent maximum payments based on current cash flow forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, at April 30, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2007	2008–2009	2010–2011	Thereafter
Convertible subordinated notes (including interest)	$29,070	$—	$29,070	$—	$—
Term loan (including interest)	23,538	354	10,303	12,881	—
Operating leases	15,090	1,577	5,276	3,126	5,111
Long-term liabilities, pensions	4,402	66	528	528	3,280

Total contractual obligations	$72,100	$1,997	$45,177	$16,535	$8,391

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during the year. However, the industry entered into an industry-wide slowdown, evidenced by significant decline in our orders in our fourth quarter fiscal 2006 and our first three quarters of fiscal 2007. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

The semiconductor industry is highly concentrated. A small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 56% of our net sales in fiscal 2006 and 47% of our net sales in fiscal 2005. Sales to our ten largest customers accounted for 83.1% and 79.8% of revenues in the three and nine months ended April 30, 2007, respectively, and 86.2% and 83.8% in the three and nine months ended April 30, 2006, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 80.6% and 68.5% of our revenues for the three and nine months ended April 30, 2007 and

45.9% and 52.8% of our revenues for the three and nine months ended April 30, 2006. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on April 30, 2007, our stock price ranged from a low of $4.45 to a high of $7.65. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter ended April 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(ii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On February 15, 2007, the Company furnished a current report on Form 8-K under Item 2.02 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter ended January 31, 2007, which press release included its consolidated financial statements for the period.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: June 11, 2007	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer (Principal Financial Officer)