Form 10-K
period 2007-07-31
LTX CORP
filed 2007-10-15
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-10761

LTX Corporation

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2594045
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

825 University Avenue

Norwood, Massachusetts 02062

(781) 461-1000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.05 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large Accelerated Filer    ☐                Accelerated Filer    ☒                Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2007 was $327,893,393.

Number of shares outstanding of each of the issuer’s classes of Common Stock as of September 14, 2007:

Common Stock, Par Value $0.05 Per Share, 62,480,224 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

LTX CORPORATION

PART I

Item 1.	Business

Introduction

LTX Corporation, (“LTX” or the “Company”), designs, manufactures, markets and services semiconductor test solutions. Semiconductor designers and manufacturers worldwide, such as ASE, Infineon Technologies, austriamicrosystems, Maxim Integrated Products, Renesas, STMicroelectronics and Texas Instruments, use semiconductor test equipment to test devices at two different stages during the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. We provide test systems, global applications consulting, repair services and operational support to over 100 customers in more than 15 countries. For additional information relating to foreign revenues, refer to Note 8 to the Company’s Consolidated Financial Statements.

We offer our customers the LTX Fusion® platform, which combines our enVision software with our high-end Fusion HFi configuration or with our scalable Fusion X-Series (CX, DX, LX, EX, and MX) configurations. Fusion was the first of a new class of test systems designed to test system-on-a-chip, or system in package (“SIP”), devices in a single test step. With Fusion, we believe we have the leading test system capable of testing a broad range of analog, digital, and mixed signal (a combination of digital and analog) and SIP devices, on a scalable, single platform.

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

Increases in unit production result primarily from the proliferation of the personal computer, growth of the telecommunications industry, consumer electronics, the mobile internet, broadband network access, the increased use of digital signal processing (DSP) devices, and automotive and power management applications. These increases in unit production, in turn lead to a corresponding increase in the need for test equipment.

Furthermore, demand is increasing worldwide for smaller, more highly integrated electronic products. This has led to ever higher performance and more complex semiconductor devices, which, in turn, results in a corresponding increase in the demand for equally sophisticated test equipment.

Finally, the introduction and adoption of a new generation of end-user products requires the development of next generation device technologies. For example, access to information is migrating from the stand-alone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the internet, which is accessible from anywhere by a variety of new portable electronic communication products. A critical enabling technology for this network and multimedia convergence is SIP. SIP provides the benefits of lower cost, smaller size and higher performance by combining advanced digital, analog and embedded memory technologies on a single device. Historically, these discrete technologies were only available on several separate semiconductor devices, each performing a specific function. By integrating these functions in a single package, SIP enables lower cost, smaller size, higher performance, and lower power consumption.

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

Designers and manufacturers historically have not been able to use their test floors at peak efficiency because they had to use several separate digital and mixed signal testers to perform all of their required testing. This increases their costs of ownership due to increased training requirements, greater floor space, decreased utilization and slower throughput. Furthermore, manufacturers cannot fully test new SIP designs because their current testing equipment does not include a sufficiently broad range of mixed signal instrumentation. Manufacturers are subject to further increased testing costs if their testing equipment lacks the flexibility and capacity to run parallel tests on multiple devices at one time, or multi-site testing. These problems are exacerbated when volume production of devices increases.

Fusion X-Series, the LTX Solution

Our solution is the Fusion X-Series test platform. Fusion X-Series tests new generations of highly-integrated mixed signal devices, advanced digital devices and SIP devices, which incorporate these technologies. The testing requirements of digital and mixed signal devices are essentially a subset of the testing requirements of SIP devices. The test requirements of all of these semiconductor devices are well within the range of Fusion’s capability. The Fusion scalable test platform allows our customers to choose multiple hardware configurations that share common instrumentation and software to test all of these devices, rather than the multiple incompatible test systems typically required. By using a scalable testing platform, our customers are able to optimize their asset utilization, thereby increasing their manufacturing flexibility and lowering the overall cost of their testing processes.

Fusion X-Series is a differentiated solution to this test challenge because it provides all of the following:

A scalable test platform. Historically, device manufacturers used several narrowly focused testers to test their devices, each designed to test only digital, only memory, or only mixed signal devices, leading to productivity loss as device output mix changed. Our Fusion X-Series test platform combines our test hardware with our enVison software to provide a flexible, scalable test environment. Fusion integrates the testing of mixed signal, digital and embedded memory functions into a single scalable architecture to provide better test performance and lower the cost of ownership for our customers by raising the utilization rates of their test floors. Not only have our customers selected Fusion as part of their SIP strategy, but they are also purchasing Fusion X-Series for capacity expansion on all their devices, eliminating the need for separate digital and mixed signal testers.

Scalable performance. Semiconductor devices, depending upon their application, require different levels of instrument performance for testing. For example, complex SIP devices require the advanced digital testing performance, including embedded memory testing, found in traditional high-end VLSI testers, whereas consumer-oriented digital and mixed signal devices typically have less stringent digital test requirements. The Fusion scalable, X-Series platform offers different levels of test capability and tester infrastructure support at different price points, providing our customers with the ability to match test performance exactly to their needs.

Multi-site test capability. Multi-site testing, the parallel testing of more than one device (of the same type) on one testing machine at a given time, lowers the overall cost of testing devices by increasing the throughput of each testing machine. We designed Fusion to make multi-site testing easier for the test designer. Earlier generations of testing equipment required test engineers to spend significant amounts of time writing specific software programs to run tests in parallel. Our enVision software allows test engineers to expand single-site testing programs into multi-site testing programs with ease. Fusion’s hardware can be configured with a sufficient number of instruments to perform multi-site testing even on highly complex SIP devices. These features allow our customers to take advantage of the increased throughput offered by multi-site testing without sacrificing their ability to introduce new products to market quickly.

A full range of mixed signal instrumentation. Testing different types of SIP input/output interfaces requires radio frequency (RF), digital signal processing (DSP), power management, time measurement, and other instruments. Fusion provides customers with the broad range of mixed signal instrumentation necessary to test these devices to the customer’s desired specifications. Mixed signal test expertise is in short supply in the industry and one of our strengths in SIP testing is the depth of our mixed signal intellectual property, based on our heritage as a pioneer in this field.

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

The LTX Business Strategy

LTX’s objective is to be the leading supplier of semiconductor test equipment. Key elements of our strategy include:

Extend our technological lead in scalable platform testing. We believe that a scalable, common architecture test platform solution offers our customers the greatest flexibility in managing the utilization of their test assets, thereby decreasing the cost of test. We intend to continue to focus our resources on a scalable, single integrated hardware and software test platform solution by developing options and configurations that will extend Fusion’s reach to address cost-effectively the testing of semiconductor devices across a wider spectrum of performance and complexity. Rather than diluting our resources with a multiple platform strategy, we believe our resources will provide a higher return on investment by focusing on a scalable, single test platform for advanced digital, mixed signal, and SIP devices.

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

Further improve the flexibility of our business model. In order to focus our resources on the development of Fusion X-Series, improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a more flexible business model. The cornerstone of this business model is our manufacturing outsourced model. Substantially all of our manufacturing functions have been outsourced to third parties with Jabil being our primary outsource vendor. We augment our focused internal development resources through our Open Platform Program, which was designed to facilitate third party development of instrumentation for our Fusion X-Series platform using supported hardware and software interfaces to our Fusion hardware and enVision operating system. We engage contract employees to address periods of peak demand. Through our strategic alliances, we have implemented additional international distribution and have outsourced certain repair and support functions. We intend to continue to identify and implement programs which enhance our ability to meet customers’ needs while reducing fixed costs.

Fusion X-Series Overview

Fusion offers a unique solution for testing the full spectrum of non-memory devices, consisting of SIP, mixed signal, and digital devices. The Fusion test platform provides customers with highly reliable test performance and cost-efficiency in their efforts to accelerate their time-to-market for SIP, mixed signal, and digital devices. The Fusion test platform combines our test station hardware with our enVision software and is available in Fusion HFi, Fusion CX, Fusion DX, Fusion LX, Fusion EX and Fusion MX configurations. These configurations depend primarily on the digital complexity of the device to be tested.

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

Fusion HFi

Our Fusion HFi is one of the most advanced testers available. The Fusion HFi and HF (the predecessor to the HFi) feature up to 1,024 digital pins together with advanced mixed signal technology. This range of instrumentation on a single platform allows semiconductor manufacturers to optimize their asset utilization, thereby increasing their manufacturing flexibility and lowering the overall cost of their testing processes. Fusion’s modular, open architecture has been designed so that it can keep pace with today’s rapid changes in test technology. As new generations of devices require more advanced test capabilities, customers can easily upgrade their Fusion testers to accommodate these requirements.

Fusion X-Series : CX, DX, LX, EX and MX

The X-series is the Company’s latest product offering extending the common architecture of the HFi to a scalable infrastructure concept that preserves the enVision common operating system while providing a new generation of air cooled digital instrument options.

Fusion CX is a high-performance, lower cost Fusion system targeted primarily towards the testing of high-volume mixed signal devices. The mixed signal device technologies tested by Fusion CX are often the precursor to mixed signal technologies that will be incorporated into next generation SIP designs. Fusion CX features up to 128 digital pins, mixed signal and RF test instruments, and power management test technology. Typical device types tested on Fusion CX include radio frequency/wireless such as 802.11, power management and automotive devices.

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

Fusion LX extends the reach of Fusion to the engineering lab, offering complete ATE capabilities and the flexibility to be deployed at any point from design to production. Fusion LX can be used for device characterization of complex mixed signal devices or deployed in production to test less complex devices multi-site. The LX offers all the instrumentation available in other X-Series configurations with the exception of RF.

Fusion EX offers four times the instrument channels as Fusion CX, enabling a wider range of system configurations. Fusion EX uses the same instruments available in other X-Series configurations to address the testing needs of advanced consumer digital, baseband communications and SIP devices. The EX can be configured with up to 512 digital pins and the complete suite of X-Series mixed signal instruments to produce system configurations with a more efficient cost of ownership than competitive platforms.

Fusion MX is a mid range offering that can accommodate twice the number of instruments as the Fusion CX and is targeted at applications in the automotive, power management, wireless RF and consumer baseband area. The MX can be configured with up to 256 digital pins and uses the same instruments available in other X-Series configurations. In addition to the instrument compatibility the MX can also run the exact same test programs developed on the other X-Series configurations because they all run the same enVision operating system.

Service

Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of components manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us, and warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell. Service revenue totaled $29.3 million, or 19.9% of net sales, in fiscal 2007, $33.2 million, or 15.3% of net sales, in fiscal 2006, and $31.5 million, or 23.4% of net sales, in fiscal 2005.

We offer a wide range of service contracts, which gives our customers the flexibility to select the maintenance program best suited to their needs. Customers may purchase service contracts which extend maintenance beyond the initial warranty provided. Many customers enter into annual or multiple-year service contracts over the life of the equipment. The pricing of contracts is based upon the level of service provided to the customer and the time period of the service contract. We believe that service revenues should be less affected by the cyclical nature of the semiconductor industry than sales of test equipment. We maintain service centers around the world, both directly and through strategic alliances with companies that are located in Singapore, Japan, Korea, Philippines, Thailand and California.

Engineering and Product Development

The test equipment market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position will depend upon our ability to successfully enhance the Fusion X-Series platform and develop new instrumentation, and to introduce these new products on a timely and cost-effective basis. We devote a significant portion of personnel and financial resources to the continued development of our scalable, test platform capabilities, including embedded memory, digital and mixed signal core competencies. We also seek to maintain close relationships with our customers in order to be responsive to their product development and production needs. Our expenditures for engineering and product development were $50.0 million, $53.8 million, and $66.3 million, during fiscal 2007, 2006, and 2005, respectively.

Our engineering strategy is to focus on development of the Fusion X-Series scalable, test platform. We believe that our scalable-platform strategy is a more cost effective method of focusing research and design efforts, because we are able to avoid dilution of our development efforts across multiple product platforms. We also intend to develop our future test systems in an evolutionary manner so that they may be progressively upgraded. Together with our strategic alliances, this approach preserves our customers’ substantial investments in our pre-existing test systems and programs, and, in general, helps us maintain market acceptance for our test systems. We work closely with our customers to define new product features and to identify emerging applications for our products.

Sales and Distribution

We sell our products primarily through a worldwide direct sales organization. Our sales organization is structured around key accounts, with a sales force of 22 people. We use a small number of independent sales representatives and distributors in certain regions of the world.

Our sales to customers outside the United States are primarily denominated in United States dollars. Sales outside North America were 67%, 59%, and 69%, of total net sales in fiscal 2007, 2006, and 2005, respectively. See Note 8 to the Company’s Consolidated Financial Statements for additional information relating to foreign revenues.

Customers

Our customers include many of the world’s leading semiconductor device manufacturers. In fiscal years 2007, 2006 and 2005, Texas Instruments accounted for 38%, 56%, and 47% of net sales, respectively. A representative list of customers that have ordered Fusion products includes the following:

Amkor	Maxim Integrated Products	Silicon Image
austriamicrosystems	Melexis	Silicon Laboratories
ASAT	National Semiconductor	SMSC
ASE	Nordic Semiconductor	STATS Chipac
Delphi	Philips Semiconductor (NXP)	STMicroelectronics
Freescale	Qlogic	Texas Instruments
Giga Solutions	RFMD	UTAC
Infineon Technologies	Renesas	Vitesse Semiconductor
KYEC	Samsung

Because a relatively small number of semiconductor companies purchase most of the world’s semiconductor test equipment and we have concentrated our sales and support efforts on such key customers, we believe that sales to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

Manufacturing and Supply

We outsource our final assembly, system integration, and testing operations of our Fusion HFi, CX, DX, LX, EX and MX, to Jabil Circuit. We outsource certain components and subassemblies to other contract manufacturers as well. We use standard components and prefabricated parts manufactured to our specifications. These components and subassemblies are used to produce testers in configurations specified by our customers. Some of the components for our products are available from a number of different suppliers; however, many components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components currently are available in adequate amounts, we cannot be certain that shortages will not develop in the future. We are dependent on a semiconductor device manufacturer, Maxtek Components, who is a sole source supplier of custom components for our products. We have no written supply agreements with this sole source supplier and purchase our custom components through individual purchase orders. We continuously evaluate sources for our custom components. We cannot assure you that such alternative sources will be qualified or available to us.

Recently, we announced plans to transition manufacturing of all X-Series products to Jabil’s Penang, Malyasia facility from the current location in Billerica, Massachusetts. The move is intended to realize efficiencies by bringing manufacturing operations to a location closer to many customers’ facilities and to a lower cost manufacturing environment.

Our facilities in Norwood, Massachusetts and San Jose, California perform research and development activities, which include assembly, system integration and testing for prototypes.

Competition

Many other domestic and foreign companies participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver our products on a timely basis. Our competitors in the market for test systems include Advantest, Credence Systems, Eagle Test Systems, Teradyne and Verigy. Certain of these companies have a substantially larger share of our addressable market than we do and the majority of our major competitors have greater financial and other resources than we do. A majority of these competitors have a larger installed base of equipment than we do. All of our major competitors are suppliers of other types of automatic test equipment and also supply products to other markets. We expect our competitors to enhance their current products and they could introduce new products with comparable or better price and performance. In addition, new competitors, including semiconductor manufacturers themselves, may offer new technologies, which may in turn reduce the value of our product lines.

Backlog

At July 31, 2007, our backlog of unfilled orders for all products and services was $29.4 million, compared with $72.8 million at July 31, 2006. Historically, test systems generally ship within twelve months of receipt of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

Proprietary Rights

The development of our products is largely based on proprietary information. We rely upon a combination of contract provisions, copyright, trademark and trade secret laws to protect our proprietary rights in products. We also have a policy of seeking U.S. patents on technology considered of particular strategic importance. The earliest expiration date of any of our patents is March 2, 2010. Our other patents have later expiration dates and relate to various technologies, including technology relating to the Fusion system and pin electronics. Although we believe that the copyrights, trademarks and patents we own are of value, we believe that they will not determine our success, which depends principally upon our engineering, applications, manufacturing, marketing and service skills. However, we intend to protect our rights when, in our view, these rights are infringed upon.

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

Employees

At July 31, 2007, we employed 436 employees and 18 temporary workers. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We consider relations with our employees to be good.

Environmental Affairs

Our manufacturing facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on our capital expenditures, earnings or competitive position.

Item 1A.	Risk Factors

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during fiscal 2006. However, our incoming product orders in the fourth quarter decreased from the third quarter’s levels and continued to decrease in the first two quarters of fiscal 2007. The timing and level of industry recovery is uncertain at this time as we enter our fiscal 2008. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. From the fourth quarter of fiscal 2006 through the end of fiscal 2007, our revenue and operating results were negatively impacted by a downturn in the semiconductor industry. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system in package (“SIP”), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses. Because a high portion of our costs are fixed, we are limited in our ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. In a contraction, we may not be able to reduce our significant fixed costs, such as continued investment in research and development and capital equipment requirements and materials purchases from our suppliers.

The market for semiconductor test equipment is highly concentrated, and we have limited opportunities to sell our products.

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 38% of our net sales in fiscal 2007 and 56% of our net sales in fiscal 2006. Sales to our ten largest customers accounted for 79.4% of revenues in fiscal year 2007 and 82.1% in fiscal year 2006. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

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

We have selected Jabil Circuit, Inc. to manufacture our Fusion test systems. If for any reason Jabil cannot provide us with these products and services in a timely fashion, or at all, whether due to labor shortage, slow down or stoppage, deteriorating financial or business conditions or any other reason, we would not be able to sell or ship our Fusion family of products to our customers. All of the products Jabil tests and assembles for us are assembled in one facility in Massachusetts. If this facility were to become unable to meet our production requirements, transitioning assembly to an alternative Jabil facility could result it production delays of several weeks or more. We have recently announced plans to transition manufacturing of all X-Series products from the facility in Massachusetts to Jabil’s Penang, Malyasia facility. If the transition to Jabil’s Malyasia facility is not successfully completed, or if Jabil Malaysia is unable to meet our production requirements, there would be production delays and we would not be able to ship products to our customers. We have no written supply agreement with Jabil. We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all.

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

Compliance with current and future environmental regulations may be costly and disruptive to our operations.

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We are in the process of planning for and evaluating the impact of a directive to reduce the amount of hazardous materials in certain electronic components such as printed circuit boards. The directive is known as Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 on the restriction of the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from 1 July 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the six restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 25 Member States). We are uncertain as to the impact of compliance on future expenses and supply of materials used to manufacture our equipment. Any interruption in supply due to the unavailability of lead free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 67% of our revenues for fiscal year 2007 and 59% of our revenues for fiscal year 2006. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Our recently announced plans to transition our outsource manufacturing to Penang, Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on July 31, 2007, our stock price ranged from a low of $4.45 to a high of $6.72. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We have $27.2 million principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) due August 15, 2007 (which was paid in full on August 15, 2007), as well as $20.0 million in principal outstanding under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. The $27.2 million principal amount of 4.25% Convertible Subordinated Notes due August 2007 was paid on August 15, 2007, reducing our cash and cash equivalents. In addition, we have monthly principal and interest payments through May 2010 related to our $20.0 million term loan. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment on the term loan, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our facilities are leased. We have achieved worldwide ISO 9001:2000 certification at our facilities. We maintain our headquarters in Norwood, Massachusetts, where corporate administration, sales and customer support, research and development are located in a 56,380 square foot facility under a lease, which expires in 2016. We also maintain an additional facility in a 71,000 square foot building in San Jose, California. Our lease of this facility expires October 31, 2007. We have leased a 27,293 square foot building in Milpitas, California to replace our facility in San Jose, California. The lease of this facility expires October, 2012. We also lease sales and customer support offices at various locations in the United States totaling approximately 18,000 square feet. We have a total of six leased properties in the United States, seven in Asia and five in Europe.

Our European headquarters is located in Munich, Germany, and our Asian headquarters is located in Singapore. We also maintain sales and support offices at other locations in Europe and in Asia. Office space leased in Asia and Europe totals approximately 75,000 square feet.

We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3.	Legal Proceedings

We have no material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market under the symbol “LTXX”. The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq National Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2007
First Quarter	$5.65	$4.45
Second Quarter	5.81	4.52
Third Quarter	6.72	5.29
Fourth Quarter	6.29	4.59
Fiscal Year Ended July 31, 2006
First Quarter	$6.57	$3.29
Second Quarter	5.55	3.40
Third Quarter	5.96	5.05
Fourth Quarter	7.65	5.30

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit agreement with a bank contains certain covenants that prohibit us from paying cash dividends.

As of September 14, 2007, we had approximately 824 stockholders of record of our common stock.

Compensation Plans

The following table shows information relating to the Company’s compensation plans as of July 31, 2007:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	9,619,296	$7.90	3,726,336	*
Equity compensation plans not approved by security holders	0	0	0

Total	9,619,296	$7.90	3,726,336	*

*	Includes 500,512 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code.

This table excludes an aggregate of 38,251 shares issuable upon exercise of outstanding options assumed by the Company in connection with the StepTech acquisition. The weighted average exercise price of the excluded options is $0.9992.

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2007 are derived from our audited consolidated financial statements.

	Fiscal Years ended July 31, (In thousands)
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Net sales	$147,639	$216,503	$134,531	$255,801	$119,449
Cost of sales	77,441	109,975	90,806	154,672	97,368
Inventory related provision (a)	4,175	221	47,457	—	48,483
Engineering and product development expenses	50,044	53,807	66,302	67,655	66,088
Selling, general and administrative expenses	26,770	31,135	29,366	28,037	27,321
In-process research and development	—	—	—	—	16,100
Reorganization costs (a)	(377)	6,282	31,726	—	6,696

Income (loss) from operations	(10,414)	15,083	(131,126)	5,437	(142,607)
Other (expense) income	(252)	(2,842)	(1,600)	(3,476)	(2,461)
Provision (benefit) for income taxes	—	—	—	—	—

Net income (loss)	$(10,666)	$12,241	$(132,726)	$1,961	$(145,068)

Net income (loss) per share:
Basic	$(0.17)	$0.20	$(2.17)	$0.04	$(2.92)
Diluted	$(0.17)	$0.20	$(2.17)	$0.03	$(2.92)
Weighted average common shares used in computing net income (loss) per shares:
Basic	62,130	61,684	61,144	55,927	49,614
Diluted	62,130	62,207	61,144	58,057	49,614
Consolidated Balance Sheet Data:
Working capital	$87,279	$143,287	$182,957	$292,906	$155,905
Property and equipment, net	32,483	37,633	47,135	71,329	73,443
Total assets	201,122	327,690	316,392	459,564	324,896
Total debt	47,222	147,691	148,293	150,321	170,785
Stockholders’ equity	113,108	117,639	99,900	234,254	99,088
Other Information (unaudited):
Current ratio	2.32	2.13	3.78	4.89	3.06
Asset turnover	0.73	0.66	0.43	0.56	0.37
Debt as a percentage of total capitalization	29.3%	56.0%	60.0%	39.1%	63.3%
Additions to property and equipment (net)	8,399	6,743	11,616	17,496	17,506
Depreciation and amortization	13,867	14,403	18,494	18,699	16,896

(a)	See Note 10 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. Certain statements in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We design, manufacture, market and service semiconductor test solutions worldwide to leading companies in the semiconductor industry. Our Fusion semiconductor test equipment can test a broad range of analog, digital, mixed signal (a combination of analog and digital) and system in package, or SIP, semiconductor devices, all on a single test platform.

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

Industry Conditions and Outlook

We sell capital equipment and services to companies that design, manufacture, assemble or test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. As a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these semiconductor companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Therefore, demand for our semiconductor test equipment is dependent on growth in the semiconductor industry. In particular, three primary characteristics of the semiconductor industry drive the demand for semiconductor test equipment:

•	increases in unit production of semiconductor devices;

•	increases in the complexity of semiconductor devices used in electronic products; and

•	the emergence of next generation device technologies, such as SIP.

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2007 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. In fiscal 2007, engineering and product development expense was $50.0 million, or 33.9% of net sales, as compared to $53.8 million, or 24.9% of net sales, in fiscal 2006. Our engineering and development expense decreased sequentially on a quarterly basis during fiscal 2007 as next generation Fusion product development projects were completed. Engineering and development expense for the first quarter of fiscal 2007 was $12.9 million and has dropped to $12.0 million in our fourth quarter of fiscal 2007. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the technical specifications required for the testing of advanced semiconductor devices in a cost-efficient manner. Our current investment in engineering and product development is focused on enhancements to and additions to our product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

In addition, over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit. In fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit. In fiscal 2005, we added Fusion EX, in fiscal 2006, we added Fusion MX and in fiscal 2007, we added Fusion LX. This strategy has further reduced our fixed manufacturing costs. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

During fiscal years 2005 and 2006, we took several additional cost reduction measures to further mitigate the adverse effect of cyclical downturns on our profitability. Our total worldwide headcount was reduced from 635 employees and 55 temporary workers at the end of fiscal 2004 to 436 employees and 18 temporary workers at the end of fiscal 2007. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that our most critical accounting policies upon which our financial reporting depends on and which involve the most complex and subjective decisions or assessments are as follows: revenue recognition, inventory reserves, income taxes, warranty, goodwill and other intangibles, impairment of long-lived assets and allowances for doubtful accounts.

Revenue Recognition

The Company’s revenue recognition policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, if required, has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured. In the future, if acceptance provisions significantly change, the timing of the revenue recognition could be affected.

Inventory Reserve

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed. For the twelve months ended July 31, 2007, we recorded $4.4 million of sales related to previously reserved items. There was $2.5 million of sales related to previously reserved items recorded for the twelve months ended July 31, 2006 and $2.1 million for the twelve months ended July 31, 2005. The net incremental gross margin and net income for these transactions of $1.0 million for July 31, 2007, $1.1 million for July 31, 2006 and $1.4 million for July 31, 2005 did not have a significant impact on operating margins and overall operating results. As of July 31, 2007, our inventory of $27.1 million is stated net of inventory reserves of $41.4 million and consists of Fusion products and engineering materials. Of the $27.1 million inventory balance at July 31, 2007, $9.2 million consists of “last time buy” custom components primarily for Fusion HFi and $12.1 million consists of materials and components to support current requirements for Fusion HFi and X-Series, $5.3 million consists of evaluation inventory at customers and $0.5 million consists of deferred costs related to shipment of inventory where revenue recognition is subject to product acceptance. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. See Notes 2 and 10 to the Company’s Consolidated Financial Statements.

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

The Company has deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the Company operates, length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets increased from $224.2 million at July 31, 2006, to $229.9 million at July 31, 2007. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. See Note 5 to the Company’s Consolidated Financial Statements.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations data.

	Year Ended July 31,
	2007	2006	2005
	(in thousands, except per share data)
Net sales	$147,639	$216,503	$134,531
Cost of sales	77,441	109,975	90,806
Inventory related provision	4,175	221	47,457

Gross profit (loss)	66,023	106,307	(3,732)
Engineering and product development expenses	50,044	53,807	66,302
Selling, general and administrative expenses	26,770	31,135	29,366
Reorganization costs	(377)	6,282	31,726

Income (loss) from operations	(10,414)	15,083	(131,126)
Interest expense	(4,909)	(8,956)	(6,832)
Investment income	4,657	6,114	5,232

Net income (loss)	$(10,666)	$12,241	$(132,726)

Net income (loss) per share:
Basic	$(0.17)	$0.20	$(2.17)
Diluted	$(0.17)	$0.20	$(2.17)

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of total net sales.

	Percentage of Net Sales Year Ended July 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.5	50.8	67.5
Inventory related provision	2.8	0.1	35.3

Gross profit (loss)	44.7	49.1	(2.8)
Engineering and product development expenses	33.9	24.9	49.3
Selling, general and administrative expenses	18.0	14.3	21.8
Reorganization costs	(0.3)	2.9	23.6

Income (loss) from operations	(7.1)	7.0	(97.5)
Interest expense	(3.3)	(4.1)	(5.1)
Investment income	3.2	2.8	3.9

Net income (loss)	(7.2)%	5.7%	(98.7)%

Fiscal 2007 Compared to Fiscal 2006

Net Sales. Net sales consist of semiconductor test equipment, related hardware and software support, and maintenance services, net of returns and allowances. Net sales were $147.6 million in fiscal 2007 and $216.5 million in fiscal 2006. The decrease in net sales year over year is primarily a result of an overall industry wide slowdown which began to impact net sales during the fourth quarter of fiscal year 2006 and has continued into the fourth quarter of fiscal year 2007. During the second half of calendar year 2006, which is the Company’s first half of its fiscal 2007, semiconductor device manufacturers reduced their capital equipment spending levels in line with these adverse conditions resulting in a decreased demand for new purchases of semiconductor test equipment.

Sales to our ten largest customers accounted for 79.4% and 82.1% of revenues for the twelve months ended July 31, 2007 and July 31, 2006, respectively. Sales from X-Series products totaled $89.0 million or 75% of product revenue in fiscal year 2007, and $89.2 million, or 49% of product revenue in fiscal year 2006. See Note 8 to the Company’s Consolidated Financial Statements.

Service revenue, consisting of sales of replacement and spare parts and labor charges, totaled $29.3 million, or 19.8% of net sales, in fiscal 2007 and $33.2 million, or 15.3% of net sales, in fiscal 2006. The decrease in service revenue is directly attributable to customer adjustments to their level of service needed to support equipment utilization operating rates and lower overall new equipment sales.

Geographically, sales to customers outside the United States were $98.4 million, or 66.6% of net sales, in fiscal 2007 and $127.6 million, or 58.9% of net sales, in fiscal 2006.

Cost of Sales. Cost of sales consists of material, outsourced manufacturing costs, labor, and depreciation and associated overhead. Cost of sales decreased by $32.6 million to $77.4 million in fiscal 2007 from $110.0 million in fiscal 2006. As a percentage of net sales, cost of sales was 52.5% of net sales in fiscal 2007 as compared to 50.8% of net sales in fiscal 2006. Cost of sales as a percentage of net sales increased 1.7 percentage points year over year in fiscal 2007. The increase in cost of sales as a percentage of net sales when comparing fiscal 2007 to fiscal 2006, is mainly due to the drop in fixed cost year over year was not in the same proportion as the drop in year over year net sales. This resulted in the fixed cost component of cost of sales to be a greater percentage of net sales in fiscal 2007 as compared to fiscal 2006.

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

For the quarter ended April 30, 2007, the Company recorded a $4.2 million inventory related provision related to the Fusion HFi product line. The provision was required as a result of two major factors that materialized during the quarter. First, the Company’s assessment of our Fusion HFi customers demand for HFi due to the lower demand in the markets they serve and second, the projected impact from our customers who have increased adoption of our X-Series platform by transferring test capacity from HFi to a lower cost to test X-Series alternative. The favorable performance/price characteristics of our X-Series testers has enabled customers to transition certain devices currently being tested on the Fusion HFi platform to our X-Series testers. This is expected to result in increased available HFi capacity at our customers and will likely reduce HFi purchases in the future.

There were no significant inventory provisions recorded in fiscal 2006.

Engineering and Product Development Expenses. Engineering and product development expenses were $50.0 million, or 33.9% of net sales, in fiscal 2007 as compared to $53.8 million, or 24.9% of net sales, in fiscal 2006. The $3.8 million decrease in engineering and product development expenses in 2007 from 2006 was a result of completion of next generation Fusion product development projects which enabled us to initiate workforce reductions in fiscal year 2006 and 2005. Additionally, we have been able to leverage and re-use X-Series engineering development across a broader range of applications than in the past with our Fusion HF and HFi products. This trend has continued in fiscal year 2007 resulting in more efficient use of engineering resources and lower costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $26.8 million, or 18.0% of net sales, in fiscal 2007 as compared to $31.1 million, or 14.3% of net sales, in fiscal 2006.

The decrease in selling, general and administrative expenses was primarily due to lower variable expenses on lower sales volume, such as lower sales commissions and employee profit sharing.

Reorganization Costs. For the twelve months ended July 31, 2007, the Company re-evaluated the requirements of its reorganization accrual for severance and recognized a gain of $0.4 million in the quarter ended April 30, 2007. The gain was due primarily to several of the workforce reductions and related expenses that were not required, due to less than expected post termination outplacement services provided to terminated employees. There were $6.3 million in reorganization costs recorded for the prior year ended July 31, 2006. The $6.3 million of reorganization cost recorded in fiscal 2006 related to $1.9 million in severance and facilities charges primarily resulting from the closure of our facility in the United Kingdom, and $4.2 million for severance cost related to the Company’s October 25, 2005 workforce reduction and $0.2 million recorded in the quarter ended July 31, 2006 relating to the relocation of the Company’s corporate headquarters.

Interest Expense. Interest expense for fiscal year 2007 was $4.9 million as compared to $9.0 million for fiscal year 2006. The decrease in interest expense is a result of a $100.5 million decrease in total outstanding interest bearing debt. Total interest bearing debt was $47.2 million as of July 31, 2007 as compared to $147.7 million as of July 31, 2006.

Investment Income. Investment income was $4.7 million for fiscal 2007 as compared to $6.1 million for fiscal 2006. The decrease in investment income is due to lower available cash, cash equivalents and marketable securities balances due to pay down of debt obligations during the year.

Income Tax. No provision was recorded in 2007 and 2006 due to the net loss recorded in fiscal 2007 and utilization of net operating loss carry forwards to offset taxable income in fiscal 2006. Due to our cumulative loss position, management concluded that it was appropriate to continue to maintain a full valuation allowance for the Company’s net operating loss and other carry forwards, and net deferred tax assets. The Company recorded no income tax benefit for fiscal year 2007 due to the increase in the valuation allowance to fully reserve net operating loss and other carry forwards, and net deferred tax assets. The Company will continue to record a 100% valuation allowance until it is more likely than not we will utilize the net operating loss and other carry forwards, and deferred tax assets. The gross deferred tax asset is valued at $229.9 million as of July 31, 2007 with a 100% valuation allowance.

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

Income Tax. No provision was recorded in 2006 due to the utilization of net operating loss carry forwards to offset taxable income. Due to our cumulative loss position, management concluded that it was appropriate to continue to maintain a full valuation allowance for the Company’s net operating loss and other carry forwards, and net deferred tax assets. The Company recorded no income tax benefit for fiscal year 2005 due to the increase in the valuation allowance to fully reserve net operating loss and other carry forwards, and net deferred tax assets. The Company will continue to record a 100% valuation allowance until it is more likely than not we will utilize the net operating loss and other carry forwards, and deferred tax asset. The gross deferred tax asset is valued at $224.2 million as of July 31, 2006 with a 100% valuation allowance.

Liquidity and Capital Resources

As of July 31, 2007, the Company had $98.5 million in cash and cash equivalents and marketable securities and net working capital of $87.3 million, as compared to $194.2 million of cash and cash equivalents and marketable securities and $143.3 million of net working capital at July 31, 2006. The decrease in the cash and cash equivalents and marketable securities was due primarily to the principal payment of $61.1 million of the 4.25% Convertible Subordinated Notes in August 2006 and approximately $36.0 million net cash outflows in connection with the modification of the $60.0 million term loan in December 2006 and capital expenditures of $8.4 million which was partially offset by $11.0 million cash provided by operating activities over the twelve months ended July 31, 2007. Working capital decreased by $56.0 million from July 31, 2006 as a result of $36.0 million of net cash payments to modify our $60.0 million term loan and a shift in the classification from long term to short term of our $27.2 million Convertible Subordinated Notes due and paid in full on August 15, 2007. The cash payments related to the debt modification and the debt reclassifications from long term to short term were offset by positive cash provided from operations of $11.0 million.

Accounts receivable from trade customers, net of allowances, was $22.5 million at July 31, 2007, as compared to $38.7 million at July 31, 2006. The principal reason for the $16.2 million decrease in accounts receivable is a result of decreased sales. The allowance for sales returns and doubtful accounts was $1.3 million, or 5.3% of gross trade accounts receivable, at July 31, 2007 and $1.4 million, or 3.5% of gross trade accounts receivable at July 31, 2006. The decrease in the allowance of $0.1 million was principally a result of amounts due that are in dispute that were deemed uncollectible and written off.

Accounts receivable from other sources decreased $1.8 million to $1.5 million at July 31, 2007, as compared to $3.3 million at July 31, 2006. The decrease was attributed to the decrease in sales and increase in cash collections of component inventory transferred to our outsource suppliers.

Net inventories decreased by $2.7 million to $27.1 million at July 31, 2007 as compared to $29.8 million at July 31, 2006. The Company recorded a $4.2 million inventory related provision in the quarter ended April 30, 2007 of which $2.4 million related to HFi inventory held by our suppliers on our behalf deemed to be in excess of our future requirements. This amount has been recognized as a contingent liability with no impact on the net inventory balances on the LTX balance sheet. The remaining $1.8 million provision relates to inventory owned by LTX. The net inventory decrease year over year of $2.7 million was due to the LTX owned inventory subject to reserve of $1.8 million and $0.9 of reduction in active production inventory.

Prepaid expense decreased by $0.4 million to $3.8 million at July 31, 2007 as compared to $4.2 million at July 31, 2006. The decrease is due to $1.3 million amortization of prepaid expenses and maintenance contracts which was partially offset by an $0.8 million reclassification from long term other asset to short term prepaid and other assets relating to the Company’s Deferred Compensation Plan that will be liquidated in January 2008.

Capital expenditures totaled $8.4 million for the twelve months ended July 31, 2007, as compared to $6.7 million for the twelve months ended July 31, 2006. The principal reasons for the $1.7 million increase in expenditures is attributed to the leasehold improvements made to our new corporate headquarters in Norwood, Massachusetts, a renovation of our Singapore facility, spare parts for X-Series products and application development equipment used internally to support new targeted growth opportunities.

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

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of July 31, 2007.

In connection with the 2006 Loan Agreement, LTX has terminated the 2005 Loan Agreement and has repaid all outstanding amounts under the 2005 Loan Agreement. The net effect of this transaction reduced existing cash on hand by approximately $36.0 million in the quarter ended January 31, 2007.

The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line availability is $2.8 million as of July 31, 2007. The facility expires on October 31, 2007.

In August 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes due August, 2006. Interest on the 4.25% Convertible Subordinated Notes were payable on February 15 and August 15 of each year, commencing February 15, 2002. The notes were convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. The notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million were being amortized using the straight-line method of depreciation, which approximates the effective interest method, over the term of the notes. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance of the notes for a purchase price of $60.0 million. On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of the notes plus all accrued and unpaid interest thereon for an equal principal amount of newly issued 4.25% Convertible Senior Notes (the “New Notes”) due August 2007. On August 8, 2006, the Company utilized existing cash on hand to pay the remaining outstanding balance of the $61.1 million of 4.25% Convertible Subordinated Notes. The Company paid the remaining $27.2 million outstanding principal of New Notes, together with accrued interest, on August 15, 2007 with existing cash balances. As of August 15, 2007, there are no outstanding notes.

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

The Company has a defined benefit pension plan for its operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited, (“UK”). The plan has 71 participants of which 2 remain as active employee members and 69 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. Annually, the Company obtains an actuarial valuation of the pension plan. The plan was under-funded as of July 31, 2007 by $3.9 million. The Company has recorded this liability as other long-term liabilities of $3.6 million and accrued short-term liabilities of $0.3 million on the consolidated balance sheet as of July 31, 2007. Cash payments are projected to be approximately $0.3 million in fiscal 2008 and actual cash payments were $0.4 million in fiscal 2007. The net pension expense recorded was not significant for the twelve months ended July 31, 2007.

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

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible subordinated notes, facilities leases and other capital and operating leases. The Company has 4.25% Convertible Subordinated Notes, with $27.2 million due in August 2007. Interest on the notes is payable on February 15 and August 15 of each year, which commenced February 15, 2002. The notes and accrued interest were paid in full subsequent to July 31, 2007, on August 15, 2007. As of July 31, 2007, the Company also has $20.0 million in principal outstanding under a commercial loan.

The aggregate outstanding amount of the contractual obligations is $87.1 million as of July 31, 2007. These obligations and commitments represent maximum payments based on current cash flow forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

We have approximately $16.8 million of non cancelable inventory commitments with our outsource suppliers as of July 31, 2007. We expect to consume this inventory through normal operating activity over the next three to six months.

The following summarizes LTX’s contractual obligations, at July 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in the future periods:

	Total	2008	2009 – 2010	2011 – 2012	Thereafter
	(In thousands)
Financial Obligations
Convertible subordinated notes	$29,091	$29,091	$—	$—	$—
Term loan	23,184	3,486	15,796	3,902	—
Operating leases	13,691	3,399	3,771	2,739	3,782
Pensions and severance	4,353	794	682	682	2,195
Inventory commitments	16,772	16,772	—	—	—

Total Financial Obligations	$87,091	$53,542	$20,249	$7,323	$5,977

The following table contains the major cash requirements as of July 31, 2007:

2008 Estimate (In thousands)
Interest payments	$3,257
Principal payments	29,320
Capital expenditures	7,000
Operating leases payments	3,399
Pensions and severance	794
Inventory commitments	16,772

Total major cash requirements	$60,542

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We will be required to adopt FIN No. 48 for our fiscal year beginning August 1, 2007. The adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial condition, results of operating or liquidity.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over-funded status or a liability for a plan’s under-funded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of July 31, 2007. The adoption of SFAS No. 158 impacted the Company’s balance sheet at July 31, 2007 as follows: (i) a decrease in other intangible assets of $773,000 and (ii) an increase in accumulated other comprehensive loss of $773,000. The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended July 31, 2007 or for any prior period presented. SFAS No. 158 did not have a material impact to the Company’s Consolidated Financial Statements.

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $47.2 million as of July 31, 2007, and in foreign currency exchange rates. We are subject to interest rate risk on our short-term and long-term borrowings under our credit and loan facilities. Our short- term and long-term bank debt bears interest at the lender’s variable prime rate. Long-term debt interest rates are fixed for the term of the Notes.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 2007, our revenues derived from sales outside the United States constituted 67% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 6.2% of the outstanding accounts receivable trade balance at July 31, 2007. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars comprise 9.6% of the outstanding accounts payable balance at July 31, 2007.

Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Interest Rate Risk

The Company’s $27.2 million Convertible Subordinated Notes bear interest at a fixed rate of 4.25%, and therefore changes in interest rates do not impact the Company’s interest expense on this debt. The Company paid the $27.2 million of Convertible Subordinated Notes in full on August 15, 2007. However, the Company’s $20.0 million term loan bears interest at the lender’s variable prime rate minus 1.25%. The Company may also, from time to time, have other outstanding short-term and long-term borrowings with variable interest rates. The Company expects that a 1% change in interest rates would affect the Company’s interest expense by $0.2 million per year.

Item 8.	Financial Statements and Supplementary Data

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$63,302	$106,445
Marketable securities	35,236	87,776
Accounts receivable—trade, net of allowances of $1,250 and $1,303, respectively	22,479	38,792
Accounts receivable—other, net of allowances of $290 and $88, respectively	1,475	3,181
Inventories	27,102	29,847
Prepaid expense and other current assets	3,783	4,156

Total current assets	153,377	270,197
Property and equipment, net	32,483	37,633
Goodwill	14,762	14,762
Other intangible assets	—	700
Other assets	500	4,398

Total assets	$201,122	$327,690

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,322	$70,071
Accounts payable	15,334	20,995
Deferred revenues and customer advances	1,838	3,646
Other accrued expenses	19,605	32,198

Total current liabilities	66,098	126,910
Long-term debt, less current portion	17,900	77,620
Long-term liabilities other	4,016	5,521
Stockholders’ equity:
Common stock, $0.05 par value:
200,000,000 shares authorized; 62,444,947 and 62,006,421 shares issued and outstanding, respectively	3,123	3,101
Additional paid-in capital	568,966	563,959
Accumulated other comprehensive loss	(840)	(1,946)
Accumulated deficit	(458,141)	(447,475)

Total stockholders’ equity	113,108	117,639

Total liabilities and stockholders’ equity	$201,122	$327,690

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year ended July 31,
	2007	2006	2005
Net product sales	$118,317	$183,290	$103,026
Net service sales	29,322	33,213	31,505

Net sales	147,639	216,503	134,531
Cost of sales (includes stock-based compensation expense of $107 for FY07, $161 for FY06 and $0 for FY05)	77,441	109,975	90,806
Inventory related provision	4,175	221	47,457

Gross profit (loss)	66,023	106,307	(3,732)
Engineering and product development expenses (includes stock-based compensation expense of $1,098 for FY07, $1,049 for FY06 and $0 for FY05)	50,044	53,807	66,302
Selling, general and administrative expenses (includes stock-based compensation expense of $2,854 for FY07; $3,463 for FY06 and $0 for FY05)	26,770	31,135	29,366
Reorganization costs (credit) (includes stock-based compensation expense of $0 for FY07, $334 for FY06 and $0 for FY05)	(377)	6,282	31,726

Income (loss) from operations	(10,414)	15,083	(131,126)
Other income (expense):
Interest expense	(4,909)	(8,956)	(6,832)
Investment income	4,657	6,114	5,232

Net income (loss)	$(10,666)	$12,241	$(132,726)

Net income (loss) per share:
Basic	$(0.17)	$0.20	$(2.17)

Diluted	$(0.17)	$0.20	$(2.17)

Weighted-average common shares used in computing net income (loss) per share:
Basic	62,130	61,684	61,144

Diluted	62,130	62,207	61,144

Comprehensive income:
Net income (loss)	$(10,666)	$12,241	$(132,726)
Unrealized gain/(loss) on marketable securities	977	(11)	(1,457)
Pension liability gain/(loss)	902	(372)	—

Comprehensive income (loss)	$(8,787)	$11,858	$(134,183)

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid –In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
Balance at July 31, 2004	60,903,163	$3,045	$555,447	$(106)	$(326,990)	$231,396
Exercise of stock options	196,169	11	264	—	—	275
StepTech escrow share release	144,062	7	1,092	—	—	1,099
Issuance of shares under employees’ stock purchase plan and other	288,486	14	1,389	—	—	1,403
Unrealized loss on marketable securities	—	—	—	(1,457)	—	(1,457)
Net loss	—	—	—	—	(132,726)	(132,726)

Balance at July 31, 2005	61,531,881	3,077	558,192	(1,563)	(459,716)	99,990
Exercise of stock options	188,785	10	669	—	—	679
Vesting of stock based awards	163,874	8	4,543	—	—	4,551
Issuance of shares under employees’ stock purchase plan and other	121,881	6	555	—	—	561
Unrealized loss on marketable securities	—	—	—	(11)	—	(11)
Comprehensive loss of minimum pension liability	—	—	—	(372)	—	(372)
Net income	—	—	—	—	12,241	12,241

Balance at July 31, 2006	62,006,421	3,101	563,959	(1,946)	(447,475)	117,639
Exercise of stock options	144,350	8	601	—	—	609
Vesting of stock based awards	154,915	7	3,834	—	—	3,841
Issuance of shares under employees’ stock purchase plan and other	139,261	7	572	—	—	579
Unrealized gain on marketable securities	—	—	—	977	—	977
Comprehensive gain of minimum pension liability	—	—	—	902	—	902
Cumulative adjustment for SFAS No. 158 transition	—	—	—	(773)	—	(773)
Net loss	—	—	—	—	(10,666)	(10,666)

Balance at July 31, 2007	62,444,947	$3,123	$568,966	$(840)	$(458,141)	$113,108

The accompanying notes are an integral part of these consolidated financial statements.

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(10,666)	$12,241	$(132,726)
Add (deduct) non-cash items:
Depreciation and amortization	13,867	14,403	18,494
Non-cash restructuring charges	(377)	195	18,058
Charge for inventory related provision	4,175	221	47,457
Stock-based compensation	4,059	5,007	—
Other	411	201	(1,493)
Changes in operating assets and liabilities:
Accounts receivable	18,083	(16,678)	19,286
Inventories	(1,409)	13,149	(19,354)
Prepaid expenses	1,321	878	4,905
Other assets	2,317	622	(337)
Accounts payable	(5,680)	(6,947)	(9,570)
Accrued expenses	(12,704)	(207)	5,237
Deferred revenues and customer advances	(2,404)	(651)	(5,436)

Net cash provided by operating activities	10,993	22,434	(55,479)
Cash Flows from Investing Activities:
Expenditures for property and equipment	(8,399)	(6,743)	(11,616)
Purchases of marketable securities	—	(49,747)	(112,890)
Proceeds from sale of marketable securities	53,517	84,165	138,830

Net cash provided by (used in) investing activities	45,118	27,675	14,324
Cash Flows from Financing Activities:
Proceeds from stock plans:
Employees’ stock purchase plan	579	561	1,403
Exercise of stock options and vesting of restricted stock units	389	679	275
Payment of short-term debt	(74,868)	(602)	(217)
Proceeds from term loan	20,000	—	60,000
Payments of long-term debt	(45,601)	—	(60,057)

Net cash provided by (used in) financing activities	(99,501)	638	1,404
Effect of exchange rate changes on cash	247	429	(92)

Net increase (decrease) in cash and cash equivalents	(43,143)	51,176	(39,843)
Cash and cash equivalents at beginning of year	106,445	55,269	95,112

Cash and cash equivalents at end of year	$63,302	$106,445	$55,269

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$6,293	$7,822	$7,431

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to previously reported financial data to conform to the 2007 presentation.

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

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily remeasured at historical rates. Net realized gains or losses resulting from foreign currency re-measurement and transaction gains or losses were a loss of $388,000, a loss of $258,000 and a gain of $17,000 in fiscal 2007, 2006 and 2005, respectively, and are included in the consolidated results of operations.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, (“SAB 104”), “Revenue Recognition” and EITF No. 00-21 “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, (5) objective and reliable evidence of the fair value of the undelivered item(s) exists, (6) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company, and (7) if objective and reliable evidence of fair value exists for all units of accounting in the arrangement, the arrangement consideration is allocated based on the relative fair values of each unit of accounting. If the fair value of a delivered item is unknown, but the fair value of undelivered items are known, the residual method is used for allocating arrangement consideration which requires discounts in the sales value of the entire arrangement to be recognized in connection with the sale of the delivered items only. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for potential credit losses based upon assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. In any circumstances in which the Company is aware of a customer’s inability to meet its financial obligations, a certain percentage of the accounts receivable balance is provided for as an allowance, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation and historical experience. If circumstances change, and the financial condition of customers is adversely affected resulting in their inability to meet their financial obligations to the Company additional allowances may be recorded.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed”, relating to certain software development costs, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were $0.8 million, $0.9 million, and $0.8 million for fiscal years July 31, 2007, 2006, and 2005, respectively. These costs, when included in the sales price charged for products, are recognized in net sales.

Deferred Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. The Company’s Consolidated Financial Statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. SFAS No. 109 “Accounting for Income Taxes”, requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision of income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred at assets. The Company revaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

Accounting for Stock-Based Compensation

The Company has five active stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The Company can only grant options from the 2004 Plan. Under the terms of the 2004 Plan, any unused shares of Common Stock as a result of termination, surrender, cancellation or forfeiture of options from the 2001 Plan and the 1999 Plan will be available for grant of equity awards under the 2004 Plan. The 2004 Plan provides for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and also allows both restricted stock awards and stock awards. Options under this plan are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of stock options is ten years. The Company policy of providing shares is to either buy shares in the open market or issue new shares.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the year ended July 31, 2007 the Company recorded expense of approximately $4.1 million. As of July 31, 2007, there is approximately $5.6 million of unrecognized compensation expense related to share-based payments to employees that will be recognized over the next 16 quarters.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected volatilities reflecting a 1-to-10 year average volatility based on historical stock prices. Our volatility assumption is redeveloped quarterly and calculated using the stock price history ending on the last day of the prior quarter. The forfeiture assumption is based on our historical employee behavior over the last 15 years, which is largely driven by stock price increase.

Weighted-average assumptions used in determining fair value of option grants for 2006 and 2005. There have been no option grants for the year ended July 31, 2007.

	2006 (1)	2005 (2)
Volatility	54 – 86%	80%
Dividend yield	0%	0%
Risk-free interest rate	3.84 – 4.75%	4.11%
Expected life of options	7.11 – 7.21 years	7.18 years

(1)	Assumptions used in trinomial lattice option-pricing model valuation.
(2)	Assumptions used in Black-Scholes valuation.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation:

Year ended July 31, 2005
(in thousands except per share)
Net income (loss):
As reported	$(132,726)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, pro forma	26,090
Pro forma	$(158,816)
Net income (loss) per share:
Basic
As reported	$(2.17)
Pro forma	$(2.60)
Diluted
As reported	$(2.17)
Pro forma	$(2.60)

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the fiscal years ended July 31, 2007 and 2006:

Product Warranty Activity	(in thousands)
	2007	2006
Balance at beginning of period	$3,543	$2,543
Warranty expenditures for current period	(3,026)	(3,621)
Changes in liability related to pre-existing warranties	(842)	—
Provision for warranty costs in the period	2,144	4,621

Balance at end of period	$1,819	$3,543

Comprehensive Income

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities and the effects of the minimum pension liability.

The following table shows the cumulative components of other comprehensive income (loss) for the fiscal years ended July 31, 2007, 2006 and 2005:

	(in thousands)
	2007	2006	2005
Unrealized gain/(loss) on securities	$(597)	$(1,574)	$(1,563)
Pension liability gain/(loss)	(243)	(372)	—

Total	$(840)	$(1,946)	$(1,563)

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation between basic and diluted earnings (loss) per share is as follows:

	Fiscal Year Ended July 31,
	2007	2006	2005
	(in thousands, except per share data)
Net income (loss)	$(10,666)	$12,241	$(132,726)
Basic EPS
Basic common shares	62,130	61,684	61,144
Basic EPS	$(0.17)	$0.20	$(2.17)
Diluted EPS
Basic common shares	62,130	61,684	61,144
Plus: impact of stock options and warrants	—	523	—

Diluted common shares	62,130	62,207	61,144
Diluted EPS	$(0.17)	$0.20	$(2.17)

Options to purchase 6,669,336, 7,146,337, and 8,077,136 of common stock were outstanding at July 31, 2007, 2006 and 2005 respectively, but were not included in the calculation of diluted shares because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share excludes 653,000, 721,000 and 0 RSUs at July 31, 2007, 2006 and 2005, respectively, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
July 31, 2007
Due in less than one year	$12,391
Due in 1 to 3 years	19,124
Due in 3 to 5 years	3,721
Due in 5 to 10 years	—
Due in greater than 10 years	—

Total	$35,236

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2007
Corporate	$29,873	$30,376
Government	5,363	5,457

	$35,236	$35,833

July 31, 2006
Corporate	$57,522	$58,401
Government	30,254	30,947

	$87,776	$89,348

Gross unrealized losses were $0.6 million in fiscal 2007 and $1.6 million in fiscal 2006. The realized profits, losses and interest are included in the investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity. The gross unrealized losses were primarily a result of rising interest rates. The Company evaluates its portfolio for impairment based on certain factors including, credit quality, structure of the security and the ability to hold the security to maturity.

The following table contains marketable securities and related unrealized losses as of July 31, 2007:

(in thousands)	Market Value	Unrealized loss
Securities < 12 months unrealized loss	$2,381	$(12)
Securities > 12 months unrealized loss	32,770	(585)
Securities with unrealized gains	85	—

Total	$35,236	$(597)

The following interest income and realized gains and losses from sales of marketable securities are as follows:

	Fiscal Year Ended July 31,
	2007	2006	2005
	(in thousands)
Interest income	$2,617	$5,619	$4,807
Realized (loss) gain from sales of available-for-sale securities	(22)	(94)	—

	$2,595	$5,525	$4,807

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company’s notes payable and long-term liabilities is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.

As of July 31, 2007, the estimated fair value of the Company’s convertible subordinated notes was approximately $27.2 million compared to the carrying value of $27.2 million. The estimated fair value of the convertible subordinated notes is based on the quoted market price of the notes on July 31, 2007. The $27.2 million was due and paid in full at par value on August 15, 2007.

Concentration of Credit Risk

Revenue from our top ten customers accounted for 79%, 82%, and 77% of total revenues in fiscal 2007, 2006, and 2005, respectively. Accounts receivable from these customers amounted to approximately $17.6 million and $26.2 million at July 31, 2007 and 2006, respectively. Sales to customers outside the United States were $98.8 million, or 67% of net sales in fiscal 2007, $127.6 million, or 59% of net sales in fiscal 2006, $93.3 million, or 69% of net sales, in fiscal 2005.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company periodically reviews these investments to evaluate and minimize credit risk. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain a letter of credit on sales to certain foreign customers. Write-offs related to accounts receivable have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	As of July 31,
	2007	2006
	(in thousands)
Material and purchased components	$20,317	$20,597
Work-in-process	529	5,132
Finished goods	6,256	4,118

	$27,102	$29,847

The Company establishes inventory reserves when conditions exist that suggest inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of July 31, 2007 and 2006, inventory is stated net of inventory reserves of $41.4 million and $46.5 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than those that projected additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed. During fiscal year 2007, the Company utilized $10.8 million of reserves related to the disposal or sale of previously reserved items.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the $27.1 million inventory balance at July 31, 2007, $9.2 million consists of “last time buy” custom components for Fusion HFi, $12.1 million consists of materials and components to support current requirements for Fusion HFi and X-Series, $5.3 million consists of evaluation inventory at customers and $0.5 million consists of inventory held in deferred revenue pending product acceptance. If actual demand for products deteriorates or market conditions are less favorable than those that projected additional inventory reserves may be required.

For the quarter ended April 30, 2007, the Company recorded a $4.2 million inventory related provision related to the Fusion HFi product line. The provision was required as a result of two major factors that materialized during the quarter. First, the Company’s assessment of its Fusion HFi customers demand for HFi due to low demand in the markets they serve and second, the projected impact from customers who have increased adoption of the X-Series platform by transferring test capacity from HFi to a lower cost to test X-Series alternative. The favorable performance/price characteristics of the X-Series testers has enabled customers to transition certain devices currently being tested on the Fusion HFi platform to the X-Series testers. This is expected to result in increased available HFi capacity at existing customers and will likely reduce HFi purchases in the future.

There were $4.4 million and $2.5 million in sales of previously written off inventory for the twelve months ended July 31, 2007 and 2006, respectively. The $4.4 million and $2.5 million recorded for the twelve months ended July 31, 2007 and 2006, respectively represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions of $1.0 million and $1.1 million for the twelve months ended July 31, 2007 and 2006, respectively, did not have a significant impact on operating margins.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Machinery, equipment and internally manufactured systems include spare parts used for service and LTX test systems used for testing components, engineering and applications development. Internally manufactured equipment is recorded at cost and depreciated over 3 to 7 years. Repairs and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	As of July 31,		Depreciable Life in Years
	2007	2006
	(in thousands)
Machinery, equipment and internally manufactured systems	$98,827	$99,520	3-7
Office furniture and equipment	3,035	4,531	3-7
Leasehold improvements	8,659	8,358	10 or term of lease

	110,521	112,409
Accumulated depreciation and amortization	(78,037)	(74,776)

	$32,483	$37,633

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill and Other Intangibles

The Company has adopted the provisions of Statement No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Identified intangible assets are recorded at historical cost. These assets acquired in an acquisition, including purchased research and development, are recorded under the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition. Management uses a discounted cash flow analysis which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. If the carrying value of the asset is in excess of the present value of the expected future cash flows, the carrying value is written down to fair value in the period identified.

Goodwill totaling $14.8 million at July 31, 2007 and July 31, 2006, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. Since the Company operates as a single reporting and under SFAS No. 142, goodwill is measured based on the Company’s enterprise value, or more frequently annually if indicators of impairment develop.

Other intangible assets consisted of core technology and amounted to the following at:

Core Technology (In thousands)	Gross Intangible	Accumulated Amortization	Net Intangible Asset	Estimated Useful Life
July 31, 2007	$2,800	$2,800	$—	4 years
July 31, 2006	$2,800	$2,100	$700	4 years

Amortization expense for each of the years ended July 31, 2007 and 2006 was $700,000. The aggregate amortization expense for the next year will be $0.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is required to adopt FIN No. 48 for our fiscal year beginning August 1, 2007. The Company believes that the adoption of FIN No. 48 will not have a material impact on its Consolidated Financial Statements.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this requirement for the fiscal year beginning August 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 represents the completion of the first phase in the FASB’s postretirement benefits accounting project and requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s over-funded status or a liability for a plan’s under-funded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ended after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of July 31, 2007. The adoption of SFAS No. 158 impacted the Company’s balance sheet at July 31, 2007 as follows: (i) a decrease in other intangible assets of $773,000 and (ii) an increase in accumulated other comprehensive loss of $773,000. The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended July 31, 2007 or for any prior period presented. SFAS No. 158 did not have a material impact to the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company will adopt this requirement for the fiscal year beginning August 1, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 159 will have on its financial statements.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at July 31, 2007 and July 31, 2006:

	(in thousands)
	2007	2006
Accrued compensation	$4,823	$8,450
Accrued income and local taxes	5,596	5,177
Warranty reserve	1,819	3,543
Accrued restructuring	2,223	7,001
Accrued interest	2,280	3,664
Other accrued expenses	2,864	4,363

	$19,605	$32,198

4. LONG-TERM DEBT

Long-term debt consists of the following:

	As of July 31,
	(in thousands)
	2007	2006
Convertible subordinated notes	$27,220	$88,287
Bank term loan	20,000	59,400
Lease purchase obligations, net of deferred interest	2	4

	47,222	147,691
Less: current portion	(29,322)	(70,071)

	$17,900	$77,620

On August 8, 2001, the Company received net proceeds of $145.2 million from a private placement of $150 million, 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of the Company’s common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, the Company could have redeemed any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, the Company could have redeemed any of the Notes at designated redemption prices, plus accrued interest. The Notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million are being amortized using the straight-line method, which approximates the effective interest method, over the term of the Notes. The stated interest rate is 4.25% and the effective rate is 4.39% due to the amortization of capitalized costs associated with the offering. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance. On November 14, 2005, the Company refinanced this debt by exchanging $27.2 million in aggregate principal amount of existing notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of new notes due August 2007 with an interest rate of 4.25%. The principle balance of these notes of $27.2 million was paid in full on August 15, 2007.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of July 31, 2007.

In connection with the 2006 Loan Agreement, LTX has terminated the 2005 Loan Agreement and has repaid all outstanding amounts under the 2005 Loan Agreement. The net effect of this transaction reduced existing cash on hand by approximately $36.0 million in the quarter ended January 31, 2007.

The Company has a second credit facility with another lender for a revolving credit line of $5.0 million. This facility is secured by cash and marketable securities. This line of credit secures obligations of operating leases and existing stand-by letters of credit. The line has $2.8 million available as of July 31, 2007.

5. INCOME TAXES

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year ended July 31,
	2007	2006	2005
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance/utilization of net operating loss carry forwards	(35.0)	(35.0)	(35.0)

Effective tax rate	0.0%	0.0%	0.0%

The temporary differences and carry forwards that created the deferred tax assets and (liabilities) as of July 31, 2007, and 2006 are as follows:

	As of July 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$156,473	$153,201
Tax credits	45,007	41,939
Inventory valuation reserves	15,765	17,789
Deferred revenue	117	337
Other	12,511	10,973

Total deferred tax assets, net	229,873	224,239
Valuation allowance	(229,873)	(224,239)

Net deferred tax assets	$—	$—

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compliance with SFAS No. 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. Because of the cumulative loss position of the Company at July 31, 2002 and the uncertainty of the timing of profitability in future periods, the Company increased its valuation allowance to 100% of net deferred tax assets in the fourth quarter of fiscal year 2002. At July 31, 2007, the Company continues to maintain a full valuation allowance against its deferred tax assets. Included in the valuation allowance is approximately $4.1 million related to certain NOL carryovers resulting from the exercise of stock options, the benefit of which, when recognized, will be accounted for as a credit to additional paid in capital rather than a reduction in income tax.

As of July 31, 2007, the Company had Federal net operating loss carry forwards of $428,008,000, which expire in 2012 to 2027, and Federal tax credit carry forwards of $25,591,000, which expire from 2016 to 2021. State tax credits and carry forwards of $19,415,000 at July 31, 2007 expire from 2007 to 2022. The Company also has foreign NOLs of $950,000 in the United Kingdom and $2,500,000 in Japan.

In accordance with SFAS No. 109 and SFAS No. 5, Accounting For Contingencies, the Company established reserves for tax contingencies that reflect a best estimate of the transactions and deductions that may be unable to be sustained or that would be conceded as part of a broader tax settlement. The Company is currently undergoing routine tax examinations by various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. The Company does not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on the financial position, results from operations or cash flows of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company will be required to adopt FIN No. 48 for the fiscal year beginning August 1, 2007. The Company believes that the adoption of FIN No. 48 will not have a material impact on the Company’s Consolidated Financial Statements.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reserved Unissued Shares

At July 31, 2007, the Company had reserved 13,420,617 unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan. At July 31, 2007, the Company has reserved 937,328 shares of its common stock for issuance relating to the Company’s 4.25% Convertible Subordinated Notes. On August 15, 2007, the Company paid the principle amount of $27.2 million and accrued interest of $1.9 million of the 4.25% Convertible Subordinated Notes, which reduced the amount of shares reserved to zero.

7. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s Stock Option Plans, at July 31, 2007, 3,225,824 shares were subject to future grant under the 2004 Plan and no shares were available for future grant under any of the other Company Stock Option Plans.

The following is a summary of activities for the Company’s Stock Option Plans:

Stock Option Activity

	2007		2006		2005
	Number of Shares (1)	Weighted Average Exercise Price	Number of Shares (1)	Weighted Average Exercise Price	Number of Shares (1)	Weighted Average Exercise Price
Options outstanding, beginning of year	8,534,284	$9.17	10,723,005	$10.40	9,035,317	$11.46
Granted	—	—	169,500	3.81	2,151,225	5.75
Exercised	(144,350)	5.05	(188,785)	3.59	(78,285)	3.13
Forfeited	(184,737)	7.84	(2,169,436)	10.99	(385,252)	10.24

Options outstanding, end of year	8,205,197	9.27	8,534,284	9.17	10,723,005	10.40

Options exercisable	7,687,983	10.45	7,147,159	10.75	8,600,755	11.69

Options available for grant	3,225,824		3,860,839		3,206,432

Weighted average fair value of options granted during year		$0.0		$2.68		$3.51

(1)	Does not include 500,512 shares for employee stock purchase plan in 2007, 639,773 shares in 2006, and 761,654 shares in 2005.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2007, the status of the Company’s outstanding and exercisable options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
0.01 – 4.63	870,413	5.2	$3.58	743,449	$3.54
4.64 – 9.25	3,158,356	5.3	6.84	2,768,106	7.04
9.26 – 13.88	3,198,975	4.6	12.76	3,198,975	12.76
13.89 – 18.50	682,453	3.5	15.40	682,453	15.40
18.51 – 23.13	244,000	3.6	21.09	244,000	21.09
23.14 – 27.75	16,000	4.6	26.20	16,000	26.20
27.76 – 32.38	1,000	3.9	28.34	1,000	28.34
32.39 – 37.00	18,500	2.4	33.63	18,500	33.63
41.64 – 46.25	15,500	2.6	46.25	15,500	46.25

	8,205,197	4.8	$10.11	7,687,983	$10.45

Our general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones. As of January 31, 2007, 100% of these options have vested as they have met the performance milestones. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (“RSUs”). Of the 983,600 RSUs, vesting for 742,600 is tied to certain profit break-even milestones for executives. The first milestone was achieved May 16, 2006, resulting in 185,650 shares vesting on May 16, 2006. The second vesting occurred on May 16, 2007, resulting in 167,650 vesting. The remaining executive RSUs will vest annually over the next two years unless another performance milestone is achieved. The remaining 241,000 RSUs are service vested for key employees over a four year period, including 60,250 shares that vested on May 16, 2006, when the Company achieved a profit break-even milestone. The remaining shares will vest annually over the next two years, unless another performance milestone is achieved. During the quarter ended October 31, 2006, the Company granted 973,000 RSUs. Of the 973,000 RSUs, vesting for 721,000 is tied to certain profit milestones for executives. The remaining 252,000 RSUs are service vested for key employees and are earned over a four year period. For the quarter ended January 31, 2007, 62,300 RSUs were granted to directors to vest over three years, and 5,000 RSUs were granted to employees to vest over four years. For the quarter ended April 30, 2007, 15,000 RSUs were granted to employees to vest over four years. For the quarter ended July 31, 2007, 7,000 RSUs were granted to employees to vest over four years.

RSU Activity

	2007		2006
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of year	759,900	$4.50	—	$—
Granted	1,062,300	4.91	1,011,800	4.48
Vested	(154,915)	4.51	(163,874)	4.44
Forfeited	(139,950)	4.67	(88,026)	4.44

RSUs outstanding, end of year	1,527,335	$4.77	759,900	$4.50

On June 7, 2005, the Board of Directors, upon recommendation of the Board’s Compensation Committee, approved the accelerated vesting of certain unvested and “out-of-the-money” stock options held by employees,

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The decision to accelerate these unvested options was made primarily to reduce compensation expense that might be recorded in future periods following the Company’s adoption of SFAS No. 123R on August 1, 2005. Accelerating the vesting of these stock options reduced the Company’s aggregate compensation expense in future periods by a total of approximately $10.4 million, before taxes, based upon value calculations using the Black-Scholes methodology (approximately $6.2 million in fiscal year 2006, $4.1 million in fiscal year 2007, and $0.1 million in fiscal year 2008).

Employees’ Stock Purchase Plan

The Company instituted an employee stock purchase plan in 1993 (“1993 ESPP”). Under the 1993 ESPP, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the lower of the fair market value of LTX’s common stock on the first business day or the last business day of a six-month offering period. The 1993 ESPP limits the number of shares that can be issued over the term of the plan to 3,000,000 shares. In December 2003, the 1993 ESPP expired and at the annual meeting on December 10, 2003 the shareholders approved a new employee stock purchase plan (“2004 ESPP”). The 2004 ESPP provides the same provisions as the 1993 ESPP and allows for the issuance of 1,200,000 shares of common stock to eligible employees. In September 2005, the Company amended the 2004 ESPP to provide that the price paid for the common stock is equal to 85% of the fair market value of LTX’s common stock on the last business day of a six month offering period. In fiscal years 2007, 2006, and 2005, shares issued under these employee stock purchase plans were 139,261, 121,881 and 288,486, respectively.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed quarterly to all non-executive employees. Under the Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $0.2 million, $1.6 million, and $0.0 million, for fiscal years 2007, 2006, and 2005, respectively.

The Company has an Executive Profit Sharing Plan based on certain profitability milestones. Employees included in this plan are excluded from the Profit Sharing Bonus Plan. The Company expensed $0.0 million, $1.3 million, and $0.0 million for the fiscal years 2007, 2006, 2005 respectively.

The Company has a 401(k) Growth and Investment Program (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches employees’ voluntary contributions, up to certain prescribed limits. Company contributions vest at a rate of 20% per year. The Company suspended the match as of June of fiscal year 2001. The Company match was reinstated beginning August 2005. The Company recorded related expense of $0.8 million and $0.7 million for the fiscal years ended July 31, 2007 and July 31, 2006, respectively.

The Company has a defined benefit pension plan for its operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited, (“UK”). The plan has 71 participants of which 2 remain as active employee members and 69 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. During fiscal 1998 LTX initiated a significant worldwide headcount

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reduction. This restructuring involved the termination of 28 of the then 71 UK pension plan participants. Additionally, the Company announced the intent to divest its iPTest business in the UK in August 1998, and disclosed this in the annual report on Form 10-K for fiscal 1998. The Company subsequently sold its iPTest subsidiary in the UK in fiscal 2000. These actions resulted in the termination of 19 of the then 43 active UK pension plan participants. The Company has concluded that these actions met the requirements of paragraph 6 of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits in fiscal 1998 and resulted in a curtailment of this plan at that date. The plan was under-funded as of July 31, 2007 by $3.9 million. The Company has recorded this liability as other long-term liabilities in the amount of $3.6 million and accrued short-term liabilities of $0.3 million on the consolidated balance sheet as of July 31, 2007. Additionally, the Company has recorded a $0.2 million accumulated other comprehensive gain in stockholders’ equity. The Company intends to make contributions over a 9 year period in order to reach fully funded status. The Company does not anticipate significant pension expense going forward from July 31, 2007. Factors that could impact the amount of expense recorded include but are not limited to: 1) the rate of return on the assets invested or 2) the discount rate used to determine the net present value of the future liabilities. The expected rate of return on assets is 6.0% and the discount rate is 5.7%. Cash payments are projected to be approximately $0.3 million in fiscal 2008 and actual cash payments were $0.4 million in fiscal 2007.

8. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

In fiscal years 2007, 2006, and 2005, Texas Instruments accounted for 38%, 56%, and 47%, of net sales, respectively. Sales to the top ten customers were 79%, 82%, and 77%, of net sales in fiscal 2007, 2006, and 2005, respectively.

The Company’s operations by geographic segment for the three years ended July 31, 2007 are summarized as follows:

	Year ended July 31,
	2007	2006	2005
	(in thousands)
Sales to unaffiliated customers:
United States	$48,830	$88,896	$41,253
Taiwan	5,496	10,538	11,815
Japan	5,241	2,840	5,978
Singapore	15,598	45,632	14,765
Philippines	37,584	55,176	38,941
All other countries	34,890	13,421	21,779

Total sales to unaffiliated customers	$147,639	$216,503	$134,531

Long-lived assets
United States	$43,881	$49,618	$58,157
Taiwan	65	394	670
Japan	232	54	22
Singapore	1,845	1,545	1,996
All other countries	1,222	784	1,052

Total long-lived assets	$47,245	$52,395	$61,897

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

9. COMMITMENTS AND LEGAL MATTERS

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2016. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for two (2) additional five (5) year periods provided that the Company notifies its landlord at least four hundred twenty-five (425) days prior to expiration of the original term. Minimum lease payments under noncancelable leases at July 31, 2007, are as follows:

Year ending July 31,	Real Estate	Equipment	Total Operating Leases
	(in thousands)
2008	$2,495	$904	$3,399
2009	1,842	218	2,060
2010	1,610	100	1,710
2011	1,422	22	1,444
2012	1,285	11	1,296
Thereafter	3,782	—	3,782

Total minimum lease payments	$12,436	$1,255	$13,691

Total rental expense for fiscal 2007, 2006, and 2005 was $3,050,489, $3,299,090, and $9,261,863, respectively.

The Company is, from time to time, subject to legal proceedings, claims and investigations that arise in the ordinary course of business. There are no such matters that the Company believes are material with respect to its business, financial position or results of operations.

10. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

For the quarter ended April 30, 2007, the Company recorded a $4.2 million inventory related provision related to the Fusion HFi product line. The provision was required as a result of two major factors that materialized during the quarter. First, the Company’s assessment of the Fusion HFi customers demand for HFi due to the low demand in the markets they serve and second, the projected impact from customers who have increased adoption of the X-Series platform by transferring test capacity from HFi to a lower cost to test X-Series alternative. The favorable performance/price characteristics of the X-Series testers has enabled customers to transition certain devices currently being tested on the Fusion HFi platform to the X-Series testers. This is expected to result in increased available HFi capacity at customers and will likely reduce HFi purchases in the future.

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

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On October 25, 2005, LTX Corporation took actions to reduce its operating expenses, including reducing its worldwide workforce by approximately 15%, eliminating 77 positions. Of the 77 positions, 74% were from engineering, 14% from administration, 7% from manufacturing and 5% were from sales and marketing. The Company took these actions based on a continuing review of its business plans and operations. The Company has realized annual savings in operating expenses of approximately $8.0 million as a result of these actions. For the quarter ended October 31, 2005, the Company recorded a reorganization charge relating to workforce reductions and the separation agreement with its Chief Executive Officer of $4.2 million, of which $2.3 million consisted of severance costs relating to a worldwide workforce reduction, which was paid during the fiscal year ended July 31, 2006, and a $1.9 million charge relating to the separation of the Company’s Chief Executive Officer. The separation agreement with the Company’s Chief Executive Officer has a $1.2 million cash component, and a non-cash component consisting of the acceleration of stock option expense of $0.7 million. For more information, please refer to the Company’s current reports of Form 8-K filed on October 27, 2005 and November 4, 2005.

During the quarter ended April 30, 2005, the Company recorded a reorganization charge of $28.6 million as a result of a significant corporate-wide restructuring undertaken to more effectively align the Company’s resources with its current business strategy. Of the $28.6 million, approximately $4.0 million related to headcount reduction and approximately $24.6 million related to property and equipment impairment and facilities consolidation.

The $24.6 million reorganization charge relating to fixed asset impairment and facilities consolidation was undertaken as a result of an asset impairment review. This review was triggered by the workforce reduction and business unit reorganization. Of the $24.6 million impairment charge, $18.1 million was related to equipment, $4.6 million related to future lease obligations on equipment that will no longer be used and $1.9 million related to facilities consolidation. The equipment disposed of consisted primarily of older technology and leased equipment with remaining principal payments that the Company cannot dispose of until all lease obligations have been satisfied.

The Company recorded a reorganization charge in the quarter ended October 31, 2004 of $3.1 million, of which $1.5 million consisted of severance costs relating to a worldwide workforce reduction and $1.6 million related to consolidation of the Company’s facilities in the United Kingdom. The $1.6 million reorganization charge related to the consolidation of the Company’s facilities in the United Kingdom consisted of future lease obligations net of any rental income. In the first quarter of fiscal 2005, the Company’s major customers reduced their forecasts for capital equipment purchases, which resulted in a sudden and substantial drop in revenues and orders for the Company. These conditions continued into the second quarter of fiscal 2005. As a result of the shorter than expected unfavorable development in business conditions and the completion of the Company’s transition to its next generation Fusion tester product series, the Company recognized a $47.5 million excess and obsolete inventory provision, primarily related to Fusion HF, in the quarter ended October 31, 2004.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the Company’s restructuring activity and related accrual for the fiscal years ended 2007, 2006 and 2005 (in millions):

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2004	$—	$—	$—	$—	$—
Additions to expense	5.5	4.6	3.5	18.1	31.7
Elimination of deferred gain	—	2.8	—	—	2.8
Non-cash utilization	—	—	—	(18.1)	(18.1)
Cash paid	(4.8)	(0.8)	(0.8)	—	(6.4)

Balance July 31, 2005	$0.7	$6.6	$2.7	$—	$10.0

Additions (reductions) to expense	4.9	(0.1)	1.4	0.1	6.3
Elimination of deferred gain	—	(0.7)	—	—	(0.7)
Non-cash utilization	(0.3)	—	(0.1)	(0.1)	(0.5)
Cash paid	(3.2)	(1.7)	(2.2)	—	(7.1)

Balance July 31, 2006	$2.1	$4.1	$1.8	$—	$8.0

Additions (reductions) to expense	(0.4)	—	—	—	(0.4)
Elimination of deferred gain	—	(1.6)	—	—	(1.6)
Non-cash utilization	(0.4)	—	0.2	—	(0.2)
Cash paid	(0.7)	(1.7)	(1.0)	—	(3.4)

Balance July 31, 2007	$0.6	$0.8	$1.0	$—	$2.4

11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

	Year Ended July 31, 2007
	First Quarter (1)	Second Quarter (1)	Third Quarter (1) (2)	Fourth Quarter (1)
	(In thousands, except per share data)
Net sales	$49,840	$34,671	$33,014	$30,114
Gross profit	25,136	16,042	10,839	14,006
Net income (loss)	4,590	(3,079)	(7,991)	(4,185)
Net income (loss) per share:
Basic	$0.07	$(0.05)	$(0.13)	$(0.07)
Diluted	$0.07	$(0.05)	$(0.13)	$(0.07)

(1)	Includes stock based compensation of $0.9 million, ($0.02 per share), $1.3 million, ($0.02 per share), $0.9 million, ($0.01 per share) and $0.9 million, ($0.01 per share), respectively.
(2)	Includes inventory related provisions of $4.2 million.

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended July 31, 2006
	First Quarter (1) (4)	Second Quarter (2) (4)	Third Quarter (4)	Fourth Quarter (3) (4)
	(In thousands, except per share data)
Net sales	$44,951	$47,803	$56,339	$67,410
Gross profit	18,694	22,257	29,480	35,876
Net income (loss)	(8,383)	(1,446)	8,141	13,929
Net income (loss) per share:
Basic	$(0.14)	$(0.02)	$0.13	$0.23
Diluted	$(0.14)	$(0.02)	$0.13	$0.22

(1)	Includes reorganization costs of $4.2 million.
(2)	Includes reorganization costs of $1.9 million and an inventory related provision of $0.2 million.
(3)	Includes reorganization costs of $0.2 million.
(4)	Includes stock based compensation of $0.7 million, ($0.01 per share), $1.2 million, ($0.02 per share), $1.4 million, ($0.02 per share) and $1.3 million, ($0.02 per share), respectively.

12. SUBSEQUENT EVENTS

On August 15, 2007, the Company paid the full amount of the $27.2 million Convertible Subordinated Notes plus accrued interest of $1.9 million that were due on August 15, 2007. The Company utilized existing operating cash to make the payment. This transaction completes all obligations and payments from the August 8, 2001 private placement of $150.0 million 4.25% Convertible Subordinated Notes.

On September 19, 2007, the Company granted 924,000 service based RSUs from the Company’s 2004 Stock Plan to the Company’s executive officers (see Form 8-K filed on September 21, 2007), and other key officers and employees. The annual stock based compensation expense is expected to be approximately $3.6 million amortizable over four years on a straight-line basis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX Corporation

We have audited the accompanying consolidated balance sheets of LTX Corporation (the “Company”) as of July 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTX Corporation at July 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal year 2007, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statement Nos. 87, 88, 106 and 132(R)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTX Corporation’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 12, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2007, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears below.

Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX Corporation

We have audited LTX Corporation’s internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTX Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, LTX Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTX Corporation as of July 31, 2007 and 2006, and the related Consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2007 of LTX Corporation and our report dated October 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 12, 2007

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”). The 2007 Proxy Statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in the 2007 Proxy Statement is specifically not incorporated herein.

Item 11.	Executive Compensation

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our 2007 Proxy Statement. For this purpose, the Compensation Committee Report included in the 2007 Proxy Statement is specifically not incorporated herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Certain information relating to audit fees and other of LTX’s independent registered public accounting firm is incorporated by reference herein from our 2007 Proxy Statement. For this purpose, the Audit Committee Report included in the 2007 Proxy Statement is specifically not incorporated herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A) 1. Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2007, are included in Item 8, herein.

(A) 2. Financial Statement Schedules

Consolidated financial statement Schedule II for the Company is included in Item 15(c). All other schedules for which provision is made in the applicable security regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(A) 3. Exhibits

Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company’s Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company’s Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company’s Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company’s Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company’s Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company’s Registration No. 333-106163 on Form S-8 filed June 16, 2003 (the “2003 S-8”); to the Company’s Registration No. 333-11814 on Form S-8 filed January 9, 2004 (the “2004 S-8”); to the Company’s Registration Statement No. 333-121379 on Form S-8 filed on December 12, 2004 (the “December 2004 S-8”); to the Company’s Form 8A/A filed September 30, 1993 amending the Company’s Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company’s Current Reports on Form 8-K filed May 11, 1989 and April 3, 2002; the Company’s Annual Reports on Form 10-K for one of the years ended July 31, 2004, 2003, 2002, 2001, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985, 1984 and 1983; or the Company’s Quarterly Reports on 10-Q for one of the quarters ended October 31, 1997, January 31, 1998, April 30, 1998, January 31, October 31, 1999 and January 31, 2000, April 30, 2001, January 31, 2002, January 31, 2003, January 31, 2004, October 31, 2004, April 30, 2005, October 31, 2005, January 31, 2006 and January 31, 2007 and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

(A) Listing of Exhibits

3.1	—	Articles of Organization, as amended. (Exhibit 3.1 to the 1995 Registration Statement No. 1)

3.2	—	By-laws, as amended. (Exhibit 3(B) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1997)

4.1	—	Rights Agreement. (Exhibit I of the Registrant’s Current Report on Form 8-K, filed May 3, 1999), Amendment to Rights Agreement (Exhibit 4.1 to the Current Report on Form 8-K, filed February 14, 2003) and Amendment No. 2 to Rights Agreement (Exhibit 4.1 to the Current Report on Form 8-K, filed January 27, 2004)

4.2	—	Indenture dated as of August 8, 2001 between LTX Corporation and State Street Bank & Trust Company as Trustee (Exhibit 4(D) to the 2001 Annual Report on Form 10-K)

4.3	—	Registration Rights Agreement dated as of August 8, 2001 among LTX Corporation, Morgan Stanley & Co., Incorporated, Deutsche Banc Alex Brown and Needham & Company, Inc. (Exhibit 4(E) to the 2001 Annual Report on Form 10-K)

10.1+	—	1990 Stock Option Plan. (Exhibit 10(B) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.2+	—	2004 Employee Stock Purchase Plan. (Exhibit 10(D) to the 2004 S-8)

10.3+	—	1983 Non-Qualified Stock Option Plan (Exhibit 10(E) to the 1983 Annual Report on Form 10-K)

10.4	—	LTX Corporation 401(k) Adoption Agreement, Retirement Plan and Trust Agreement (Exhibit 10(F) to the 2002 Annual Report of Form 10-K)

10.5	—	Lease dated as of February 27, 1985 relating to land and building at McCandless Park, San Jose, California. (Exhibit 10(K) to the 1985 Annual Report on Form 10-K) and Seventh Amendment to Lease dated September 25, 2002

10.6	—	Lease dated as of November 26, 1980 relating to Company’s facility at 50 Rosemont Road, Westwood, Massachusetts, and Amendment dated as of April 29, 1982, and Third Amendment and Restatement of Lease dated April 29, 1982. (Exhibit 10(M) to the 1993 Annual Report on Form 10-K) and Fourth Amendment to Lease dated as of September 1, 1999 (Exhibit 10(M)(i) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2000)

10.7	—	Termination Agreement dated as of December 20, 2001 relating to Company’s facility at 5 Rosemont Avenue, Westwood, Massachusetts (Exhibit 10(M)(ii) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

10.8+	—	Summary of Executive Bonus Plan (Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.9	—	Loan and Security Agreement dated as of December 7, 2006 between LTX Corporation and Silicon Valley Bank (Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2007)

10.10+	—	Form of Change of Control Agreement entered into with certain executive officers (Exhibit 10(Y) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.11	—	1999 Stock Plan (Exhibit 10(CC) to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

10.12	—	Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of Massachusetts (Exhibit 10(EE) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2001) and Amendment 5 to Credit Agreement

10.13+	—	2001 Stock Plan (Exhibit 10(FF) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2003)

10.14+	—	Deferred Compensation Plan effective as of December 1, 2001 (Exhibit 10(GG) to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

10.15	—	STI 2000 Stock Option Plan (Exhibit 4 to the 2003 S-8)

10.16+	—	2004 Stock Plan (Exhibit 10.15+ to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.17+	—	Form of Nonstatutory Stock Agreement for Non-Employee Directors (Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.18+	—	Form of Incentive Stock Option Agreement for Employees (Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.19	—	Amendment 7 to Credit Agreement dated as of April 30, 2001 between LTX Corporation and Citizens Bank of Massachusetts (Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarter ended October 31, 2005)

10.20	—	Form of Restricted Stock Unit Agreement (performance vested) (Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.21	—	Form of Restricted Stock Unit Agreement (time vested) (Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

16.1	—	Letter dated April 3, 2002 from Arthur Andersen LLP (Exhibit 16 to the Current Report on Form 8-K filed April 3, 2002)

21	—	Subsidiaries of Registrant

23.1	—	Consent of Ernst & Young LLP

31.1	—	Rule 13a-14(a) Certification of David G. Tacelli, CEO

31.2	—	Rule 13a-14(a) Certification of Mark J. Gallenberger, CFO

32	—	Section 1350 Certification of CEO and CFO

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Company participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Item 15(b).	Exhibits

Exhibit 21—Subsidiaries of Registrant

Company
LTX (Europe) Limited	United Kingdom	100%
LTX International Inc., Domestic International Sales Corporation (DISC)	Delaware	100%
LTX (Deutschland) GmBH	Germany	100%
LTX France S.A.	France	100%
LTX Test Systems Corporation	Delaware	100%
LTX (Italia) S.r.	Italy	100%
LTX (Foreign Sales Corporation) B.V.	The Netherlands	100%
LTX Asia International, Inc.	Delaware	100%
LTX Israel Limited	Israel	100%
LTX (Malaysia) SDN.BHD	Malaysia	100%
LTX LLC	Delaware	100%
LTX (Shanghai) Co., Ltd.	China	100%

The subsidiaries listed are all included in the consolidated financial statements of the Company.

Item 15(c)

SCHEDULE II

LTX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2007, 2006 and 2005

(in thousands)

Description	Balance at beginning of period	Charged to expense	Deductions (1)	Balance at end of period
Reserve for sales returns, allowances and doubtful accounts
July 31, 2007	$1,303	$0	$(53)	$1,250
July 31, 2006	$1,648	$0	$(345)	$1,303
July 31, 2005	$1,672	$0	$(24)	$1,906
Reserve for other accounts receivable
July 31, 2007	$88	$280	$(78)	$290
July 31, 2006	$258	$0	$(170)	$88
July 31, 2005	$344	$0	$(86)	$258
Reserve for excess and obsolete inventory (2)
July 31, 2007	$46,472	$4,874	$(9,935)	$41,417
July 31, 2006	$99,644	$1,684	$(54,856)	$46,472
July 31, 2005	$78,875	$47,920	$(27,151)	$99,644

(1)	Represents amounts written off or utilization of reserve.
(2)	Amounts charged to expense include inventory provisions related to product transitions and adverse business conditions of $4.2 million, $0.2 million and $47.5 million for fiscal years 2007, 2006 and 2005, respectively. Also included in amounts charged to expense and recorded in cost of sales are inventory reserves established relating to product deemed defective or unusable during the normal manufacturing process of $0.7 million, $1.5 million and $0.4 million for the fiscal years 2007, 2006 and 2005, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX CORPORATION

By:	/s/ DAVID G. TACELLI
David G. Tacelli
President and Chief Executive Officer

October 15, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	October 11, 2007

/s/ DAVID G. TACELLI David G. Tacelli	President and Chief Executive Officer (Principal Executive Officer)	October 15, 2007

/s/ MARK J. GALLENBERGER Mark J. Gallenberger	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 15, 2007

/s/ DANIEL V. WALLACE Daniel V. Wallace	Controller, (Principal Accounting Officer)	October 15, 2007

/s/ MARK S. AIN Mark S. Ain	Director	October 15, 2007

/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Director	October 15, 2007

/s/ ROGER J. MAGGS Roger J. Maggs	Director	October 11, 2007

/s/ ROBERT E. MOORE Robert E. Moore	Director	October 15, 2007

/s/ SAMUEL RUBINOVITZ Samuel Rubinovitz	Director	October 15, 2007

/s/ PATRICK J. SPRATT Patrick J. Spratt	Director	October 15, 2007