Form 10-Q
period 2007-10-31
LTX CORP
filed 2007-12-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 26, 2007
Common Stock, $0.05 par value per share	62,491,360 shares

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2007	July 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,156	$63,302
Marketable securities	29,498	35,236
Accounts receivable—trade, net of allowances	27,113	22,479
Accounts receivable—other	1,507	1,475
Inventories	25,856	27,102
Prepaid expenses and other current assets	4,015	3,783

Total current assets	120,145	153,377
Property and equipment, net	32,721	32,483
Goodwill	14,762	14,762
Other assets	521	500

Total assets	$168,149	$201,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,001	$29,322
Accounts payable	14,641	15,334
Deferred revenues and customer advances	1,779	1,838
Other accrued expenses	13,193	19,605

Total current liabilities	32,614	66,098
Long-term debt, less current portion	17,000	17,900
Other long-term liabilities	4,465	4,016
Stockholders’ equity:
Common stock	3,125	3,123
Additional paid-in capital	569,906	568,966
Accumulated other comprehensive loss	(596)	(840)
Accumulated deficit	(458,365)	(458,141)

Total stockholders’ equity	114,070	113,108

Total liabilities and stockholders’ equity	$168,149	$201,122

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2007	2006
Net product sales	$22,881	$42,042
Net service sales	6,754	7,798

Net sales	29,635	49,840
Cost of sales (includes stock-based compensation expense of $26 for Q1 FY08; $22 for Q1 FY07)	15,179	24,704

Gross profit	14,456	25,136
Engineering and product development expenses (includes stock-based compensation expense of $280 for Q1 FY08; $228 for Q1 FY07)	11,636	12,933
Selling, general and administrative expenses (includes stock-based compensation expense of $666 for Q1 FY08; $691 for Q1 FY07)	6,511	7,065

Income (loss) from operations	(3,691)	5,138
Other income (expense):
Interest expense	(473)	(1,932)
Investment income	689	1,384

Income (loss) before provision (benefit) for taxes	(3,475)	4,590

(Benefit) for income taxes	(3,251)	—

Net income (loss)	$(224)	$4,590
Net income (loss) per share:
Basic	$0.00	$0.07
Diluted	0.00	$0.07
Weighted-average common shares used in computing net income (loss) per share:
Basic	62,469	62,019
Diluted	62,469	62,445
Comprehensive income (loss):
Net income (loss)	$(224)	$4,590
Unrealized gain (loss) on marketable securities	234	557
Pension liability gain/(loss)	10	(7)

Comprehensive income (loss)	$20	$5,140

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(224)	$4,590
Add (deduct) non-cash items:
Stock-based compensation	972	941
Depreciation and amortization	3,078	3,434
Benefit for income taxes	(3,251)	—
Other	40	109
Changes in operating assets and liabilities:
Accounts receivable	(4,639)	7,868
Inventories	1,262	487
Prepaid expenses	(164)	(109)
Other assets	(23)	(111)
Accounts payable	(710)	1,067
Accrued expenses	(2,753)	(5,959)
Deferred revenues and customer advances	(142)	(1,390)

Net cash provided by (used in) operating activities	(6,554)	10,927
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	5,986	22,501
Purchases of property and equipment	(3,360)	(3,334)

Net cash provided by investing activities	2,626	19,167
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options and vesting of RSUs	(70)	200
Payments of short-term notes payable, net	(27,221)	(63,467)

Net cash used in financing activities	(27,291)	(63,267)
Effect of exchange rate changes on cash	73	176

Net decrease in cash and cash equivalents	(31,146)	(32,997)
Cash and cash equivalents at beginning of period	63,302	106,445

Cash and cash equivalents at end of period	$32,156	$73,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,226	$3,453

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX Corporation (“LTX” or the “Company”) designs, manufactures, and markets automatic semiconductor test equipment. Semiconductor designers and manufacturers worldwide use semiconductor test equipment to test devices at different stages during the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and systems support and maintenance services for its test systems. The Company is headquartered, and has development and manufacturing facilities, in Norwood, Massachusetts, a development facility in Milpitas, California, and worldwide sales and service facilities to support its customer base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2007. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2007 are not necessarily indicative of future trends or our results of operations for the entire year.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three months ended October 31, 2007 and 2006.

Income Taxes

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on August 1, 2007. The adoption of FIN48 did not impact the consolidated financial results of operations or cash flow.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Foreign and United States jurisdictions are subject to income tax examinations by tax authorities for all years dating back approximately two to six years from October 31, 2007.

There were no adjustments to the Company’s accumulated deficit as a result of the implementation of FIN 48. At August 1, 2007, the Company had unrecognized tax benefits of approximately $4.3 million, which were included in other accrued liabilities. All of the Company’s deferred tax assets have a full valuation allowance recorded against them as their realization does not meet the “more likely than not” criteria under SFAS No. 109 based on the Company’s current financial status.

Subsequent to adopting FIN 48, the Company reduced its liability for uncertain tax positions by $3.3 million, as the statute of limitation on a previously identified position expired during the first quarter. This event was reported as a discrete item in the first quarter, and the $3.3 million benefit was recorded in the Company’s provision for income taxes. No other provision for income taxes was recorded in the first quarter. The Company also does not anticipate that any of the remaining uncertain tax positions will be significantly increased or decreased over the next 12 month period.

In addition, the Company recently conducted a study of the net operating loss (NOL) carry forwards and research and development (R&D) credit carry forwards to determine whether such amounts are limited under IRC Sec. 382. As of July 31, 2007, the Company has undergone no changes in ownership as described in IRC Sec. 382 in any of the NOL or R&D credit carry forward years. The Company will continue to monitor its ownership to determine if future IRC Sec. 382 limitation events occur.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of August 1, 2007, the Company had accrued $786,000 of interest or penalties related to uncertain tax positions. Of this amount, $486,000 of accrued interest and penalties was de-recognized in the first quarter, as the statute of limitation on the underlying uncertain tax position expired.

Accounting for Stock-Based Compensation

The Company has five stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The Company can only grant options from the 2004 Plan. Under the terms of the 2004 Plan, any unused shares of Common Stock as a result of termination, surrender, cancellation or forfeiture of options from the 2001 Plan and the 1999 Plan will be available for grant of equity awards under the 2004 Plan. The 2004 Plan provides for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and also allows both restricted stock awards and stock awards. Options under this plan are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of our stock options is ten years. The Company’s policy of issuing shares is to either buy shares in the open market or issue new shares. The Company’s general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones. As of October 31, 2007, 100% of these options have vested as they have met the performance milestones. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (“RSUs”). Of the 983,600 RSUs, vesting for 742,600 is tied to certain profit break-even milestones for executives. The first milestone was achieved May 16, 2006, resulting in 185,650 shares vesting on May 16, 2006. The remaining executive RSUs vest annually over three years on May 16 of each year starting on May 16, 2007. The remaining 241,000 RSUs are service vested for key employees over a four year period, including 60,250 shares that vested on May 16, 2006, when the Company achieved a profit break-even milestone. The remaining shares vest annually over three years on May 16 of each year starting on May 16, 2007. During the quarter ended October 31, 2006, the Company granted 973,000 RSUs. Of the 973,000 RSUs, vesting for 721,000 is tied to certain profit milestones for executives. As of October 31, 2007, none of the performance milestones have been met. The remaining 252,000 RSUs are service vested for key employees and are earned over a four year period. For the quarter ended January 31, 2007, 62,300 RSUs were granted to directors to vest over three years, and 5,000 RSUs were granted to employees to vest over four years. For the quarter ended April 30, 2007, 15,000 RSUs were granted to employees to vest over four years. During the quarter ended October 31, 2007, the Company granted 925,000 RSUs that will vest over a four year period beginning on September 19, 2008. Of the 925,000 RSUs granted during the quarter ended October 31, 2007, 645,000 were granted to executives.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the three months ended October 31, 2007 and 2006, the Company recorded expense of approximately $1.0 million and $0.9 million, respectively, in connection with its share-based payment awards. As of October 31, 2007, there is approximately $8.4 million of unrecognized compensation expense related to share-based payments to employees that will be recognized over the next 16 quarters.

The following is a summary of activities for the Company’s Stock Option Plans for the three months ended October 31, 2007:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	8,205,197	$10.11
Granted	—	—
Exercised	(10,586)	1.03
Forfeited	(39,803)	7.84

Options outstanding, end of period	8,154,808	10.13

Options exercisable	7,845,902	10.34

Options available for grant	2,338,724	—

Weighted average fair value of options granted during period	—	$0.0

Options available for grant include both restricted stock awards and stock awards.

As of October 31, 2007, the status of the Company’s outstanding and exercisable options is as follows:

		Options Outstanding		Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 – 4.63	851,827	5.3	$3.61	741,988	$3.58
4.64 – 9.25	3,133,053	4.8	6.84	2,933,986	6.93
9.26 – 13.88	3,196,975	4.3	12.76	3,196,975	12.76
13.89 – 18.50	680,953	3.2	15.40	680,953	15.40
18.51 – 23.13	244,000	3.3	21.09	244,000	21.09
23.14 – 27.75	16,000	4.4	26.20	16,000	26.20
27.76 – 32.38	1,000	3.6	28.34	1,000	28.34
32.39 – 37.00	15,500	2.6	33.63	15,500	33.63
41.63 – 46.25	15,500	2.4	46.25	15,500	46.25

	8,154,808	4.3	$10.13	7,845,902	$10.34

RSU Activity

	Three Months Ended October 31, 2007
	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of period	1,527,335	$4.77
Granted	925,000	3.90
Exercised	(58,750)	4.84
Forfeited	(12,500)	4.93

RSUs outstanding, end of period	2,381,085	$4.43

Product Warranty Costs

The Company’s products are sold with warranty provisions that require us to remedy deficiencies in quality or performance of our products over a specified period of time at no cost to our customers. The Company’s policy is to establish warranty reserves at levels that represent our estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized.

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the three months ended October 31, 2007 and 2006:

	Three Months Ended October 31,
Product Warranty Activity	2007	2006
	(in thousands)

Balance at beginning of period	$1,819	$3,543
Warranty expenditures for current period	(612)	(853)
Changes in liability related to pre-existing warranties	—	(47)
Provision for warranty costs in the period	370	771

Balance at end of period	$1,577	$3,414

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities and the effects of the pension liability gain or loss.

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2007	2006
	(in thousands, except per share data)
Net income (loss)	$(224)	$4,590
Basic EPS
Basic common shares	62,469	62,019
Basic EPS	$0.00	$0.07
Diluted EPS
Basic common shares	62,469	62,019
Plus: impact of options and restricted stock units	—	426

Diluted common shares	62,469	62,445
Diluted EPS	$0.00	$0.07

At October 31, 2007 and 2006, options to purchase 7,864,507 shares and 7,138,162 shares of common stock, respectively, were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share also excludes 653,000 and 721,000 RSUs at October 31, 2007 and 2006, respectively, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

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

Gross unrealized gains and losses for the three months ended October 31, 2007 and October 31, 2006 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no impairment losses recorded for the three months ended October 31, 2007 and October 31, 2006.

At October 31, 2007, there was no cash restricted from withdrawal.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	October 31, 2007	July 31, 2007
	(in thousands)
Purchased components and parts	$14,177	$20,317
Units-in-progress	3,244	529
Finished units	8,434	6,256

	$25,855	$27,102

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure.

When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2007 and July 31, 2007, inventory is stated net of inventory reserves of $38.5 million and $41.4 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company recognized sales of previously written off inventory of $1.2 million for the three months ended October 31, 2007 and $2.0 million for the three months ended October 31, 2006. The $1.2 million and $2.0 million recorded for the three months ended October 31, 2007 and 2006, respectively, represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions of $0.1 million and $0.5 million for the three months ended October 31, 2007 and 2006, did not have a significant impact on normal operating margins and the results of operations.

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

	October 31, 2007	July 31, 2007	Depreciable Life In Years
	(in thousands)
Machinery, equipment and internal manufactured systems	$99,495	$98,827	3-7
Office furniture and equipment	3,062	3,035	3-7
Leasehold improvements	8,585	8,659	10 or term of lease

	111,142	110,521
Less Accumulated depreciation and amortization	(78,421)	(78,038)

	$32,721	$32,483

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. There were no significant impairment losses for the three months ended October 31, 2007 and October 31, 2006.

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

Goodwill totaling $14.8 million at October 31, 2007 and July 31, 2007, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. Since the Company operates as a single reporting unit under SFAS No. 142, goodwill is measured annually based on the Company’s enterprise value, or more frequently if indicators of impairment develop.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three months ended October 31, 2007 and 2006, along with the long-lived assets at October 31, 2007 and July 31, 2007, are summarized as follows:

	Three Months Ended October 31,
	2007	2006
	(in thousands)
Net Sales:
United States	$16,313	$18,883
Taiwan	1,314	1,604
Japan	1,212	2,027
Singapore	2,287	8,251
Philippines	2,030	9,300
All other countries	6,479	9,775

Total Net Sales	$29,635	$49,840

	October 31, 2007	July 31, 2007
	(in thousands)
Long-lived Assets:
United States	$43,842	$43,881
Taiwan	56	65
Japan	213	232
Singapore	1,814	1,845
All other countries	1,558	1,222

Total Long-lived Assets	$47,483	$47,245

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

There were no significant reorganization charges recorded for the quarters ended October 31, 2007 and October 31, 2006 and for the prior year twelve months ended July 31, 2007.

The Company initiated and completed several reorganization actions and inventory provisions during the fiscal year ended July 31, 2006.

The following table sets forth the Company’s reorganization accrual activity for fiscal 2007 and the three months ended October 31, 2007:

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2006	$2.1	$4.1	$1.8	$—	$8.0
Additions to expense	(0.4)	—	—	—	(0.4)
Elimination of deferred gain	—	(1.6)	—	—	(1.6)
Non-cash utilization	(0.4)	—	0.2	—	(0.2)
Cash paid	(0.7)	(1.7)	(1.0)	—	(3.4)

Balance July 31, 2007	0.6	0.8	1.0	—	2.4
Additions to expense	—	—	—	—	—
Elimination of deferred gain	—	—	—	—	—
Non-cash utilization	—	—	—	—	—
Cash paid	—	(0.8)	(0.1)	—	(0.9)

Balance October 31, 2007	0.6	— .	0.9	—	1.5

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2007 or July 31, 2007.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2007 or July 31, 2007.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at October 31, 2007, are as follows:

Lease Commitments:

Year ending July 31,	(in thousands) Amount
2008	$1,926
2009 - 2010	3,799
2011 - 2012	2,748
Thereafter	3,782

Total minimum lease payments	$12,255

Other accrued expenses consisted of the following at October 31, 2007 and July 31, 2007:

Other Accrued Expenses:
	(in thousands)
	October 31, 2007	July 31, 2007
Accrued compensation	$4,621	$4,823
Accrued income and local taxes	2,318	5,596
Warranty reserve	1,577	1,819
Accrued restructuring	1,476	2,223
Accrued interest	527	2,280
Other accrued expenses	2,674	2,864

	$13,193	$19,605

6. LONG TERM DEBT

Long-term debt consists of the following:

	,
	(in thousands)
	October 31, 2007	July 31, 2007
Convertible subordinated notes	$—	$27,220
Bank term loan	$20,000	20,000
Lease purchase obligations, net of deferred interest	$1	2

	$20,001	47,222
Less: current portion	$(3,001)	(29,322)

	$17,000	$17,900

On August 8, 2001, the Company received net proceeds of $145.2 million from a private placement of $150 million, 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes is payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes are convertible into shares of the Company’s common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, the Company could have redeemed any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, the Company could have redeemed any of the Notes at designated redemption prices, plus accrued interest. The Notes were unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million were being amortized using the straight-line method, which approximates the effective interest method, over the term of the Notes. The stated interest rate was 4.25% and the effective rate is 4.39% due to the amortization of capitalized costs associated with the offering. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance. On November 14, 2005, the Company refinanced this debt by exchanging $27.2 million in aggregate principal amount of existing notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of new notes due August 2007 with an interest rate of 4.25%. The principal balance of these notes of $27.2 million was paid in full on August 15, 2007.

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

The Company had a second credit facility with another lender for a revolving credit line of $5.0 million. This facility was secured by cash and marketable securities. The line expired on October 31, 2007 and was not renewed.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN No. 48 provides guidance on the measurement, de-recognition, classification and disclosure of tax positions along with the accounting for the related interest and penalties. The provisions of FIN No. 48 are effective for the fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has adopted FIN No. 48 for the Company’s fiscal year beginning August 1, 2007. The adoption of FIN No. 48 did not have an impact on its Consolidated Financial Statements.

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

Industry Conditions and Outlook

We sell capital equipment and services to companies that design, manufacture, assemble or test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on the Company’s financial results. As a capital equipment provider, revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these semiconductor companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Therefore, demand for our semiconductor test equipment is dependent on growth in the semiconductor industry. In particular, three primary characteristics of the semiconductor industry drive the demand for semiconductor test equipment:

•	increases in unit production of semiconductor devices;

•	increases in the complexity of semiconductor devices used in electronic products; and

•	the emergence of next generation device technologies, such as system in package (“SIP”).

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2007 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with the Company’s business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. For fiscal 2007, engineering and product development expense was $50.0 million, or 33.9% of net sales, as compared to $53.8 million, or 24.9% of net sales, in fiscal 2006. Engineering and development expense decreased sequentially on a quarterly basis during fiscal 2006 and 2007 and has remained at a targeted level of approximately $12.0 million per quarter for the last four quarters. Engineering and development expense for the first quarter of fiscal 2008 was $11.6 million as compared to $12.0 million in the Company’s fourth quarter of fiscal 2007. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the technical specifications required for the testing of advanced semiconductor devices in a cost-efficient manner. Current investment in engineering and product development is focused on enhancements to and additions to the Company’s product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

In addition, over the past several years, the Company has increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, the Company completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit. In fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit. In fiscal 2005, we added Fusion EX, in fiscal 2006, we added Fusion MX and in fiscal 2007, we added Fusion LX. This strategy has further reduced our fixed manufacturing costs. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007. For the three months ended October 31, 2007, there have been no changes to these critical accounting policies except with respect to the adoption of FIN 48 as discussed below.

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on August 1, 2007. The adoption of FIN48 did not impact the consolidated financial results of operations or cash flow.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Three Months Ended October 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	51.2	49.6

Gross profit	48.8	50.4
Engineering and product development expenses	39.3	25.9
Selling, general and administrative expenses	22.0	14.2

Income (loss) from operations	(12.5)	10.3
Other income (expense):
Interest expense	(1.6)	(3.9)
Investment income	2.3	2.8

Net income (loss) before provision (benefit) for taxes	(11.8)	9.2
Provision (benefit) from taxes	11.0	—

Income (loss)	(0.8%)	9.2%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three Months Ended October 31, 2007 Compared to the Three Months Ended October 31, 2006.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and system support and maintenance services, net of returns and allowances. Net sales for the three months ended October 31, 2007 decreased 40.5% to $29.6 million as compared to $49.8 million in the same quarter of the prior year. Net sales decreased quarter over quarter, by 1.6% or $.5 million from fourth quarter of fiscal year 2007 sales of $30.1 million. The decrease in net sales from fourth quarter fiscal 2007 and the $20.2 million or 40.5% decrease in net sales for the three months ended October 31, 2007 compared to the three months ended October 31, 2006, is due to an overall industry wide slowdown which began during the fourth quarter of fiscal year 2006, continuing throughout fiscal 2007 and into our first quarter of fiscal 2008.

Service revenue, included in net sales, accounted for $6.8 million, or 22.8% of net sales, and $7.8 million, or 15.6% of net sales, for the three months ended October 31, 2007 and 2006, respectively. The decrease in service revenue is primarily a result of the increased adoption of our newer X-Series products which carry a higher degree of reliability and lower service cost than the Company’s legacy products.

Geographically, sales to customers outside of the United States were 45.0% and 62.1% of net sales for the three months ended October 31, 2007 and October 31, 2006, respectively. The decrease in sales to customers outside the United States was a result of the overall industry wide slowdown impacting the majority of the Company’s customer base. A significant portion of the Company’s products are shipped to IDM’s whose test and assembly operations are performed in Asia and to Asian subcontractors. Both of these areas were negatively impacted by the overall industry wide economic conditions.

Gross Profit Margin. The gross profit margin was $14.5 million or 48.8% of net sales in the three months ended October 31, 2007, as compared to $25.1 million or 50.4% of net sales in the same quarter of the prior year. The decrease in the gross profit margin for the three months ended October 31, 2007 as compared to October 31, 2006 was primarily a result of the fixed cost component of our cost of sales not decreasing in the same proportion as the decrease in net sales.

The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. There were $1.2 million and $2.0 million in sales of previously written off inventory for the three months ended October 31, 2007 and 2006, respectively. The $1.2 and the $2.0 million recorded for the three months ended October 31, 2007 and October 31, 2006 respectively, represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions of $0.1 million and $0.5 million for the three months ended October 31, 2007 and October 31, 2006 respectively, did not have a significant impact on normal operating margins and the results.

Engineering and Product Development Expenses. Engineering and product development expenses were $11.6 million, or 39.1% of net sales, in the three months ended October 31, 2007, as compared to $12.9 million, or 25.9% of net sales, in the same quarter of the prior year. The decrease in engineering and product development expenses for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006 is principally a result of completion of second generation Fusion product development projects for Fusion HFi, CX and EX. Additionally, we have been able to leverage and re-use X-Series engineering development initiatives across a broader range of applications than in the past with our Fusion HF and HFi products. This has resulted in more efficient use of engineering resources and lower costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.5 million, or 22.0% of net sales, in the three months ended October 31, 2007, as compared to $7.1 million, or 14.2% of net sales, in the same quarter of the prior year. The decrease is primarily driven by lower variable expenses related to profitability.

Interest Expense. Interest expense was $0.5 million for the three months ended October 31, 2007 as compared to $1.9 million for the three months ended October 31, 2006. Interest expense for the three months ended October 31, 2007 relates to $20.0 million bank debt which bears an interest rate of prime rate minus 1.25%. The decrease in interest expense is primarily a result of the decrease in our convertible subordinated notes balance of $27.2 million which were paid in full on August 15, 2007.

Investment Income. Investment income was $0.7 million for the three months ended October 31, 2007, as compared to $1.4 million for the three months ended October 31, 2006. The decrease was a due to lower cash balances resulting from the cash utilized to payoff the Company’s subordinated convertible debt and the paydown of the Company’s outstanding bank debt.

Income Tax. The Company recorded a one time tax benefit of $3.3 million for the three months ended October 31, 2007 related to the de-recognition of a liability related to an uncertain tax position. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with Ando Electric Co. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering the reversal of the reserve and non-cash benefit recorded in the current period.

For the three months ended October 31, 2007 and 2006, the Company recorded no income tax provision due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at October 31, 2007 and 2006 and our cumulative loss position at those dates, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets.

Net Income (Loss). Net loss was ($0.2) million, or ($0.00) per diluted share, in the three months ended October 31, 2007, as compared to net income of $4.6 million, or $0.07 per diluted share, in the same quarter of the prior year. The $4.8 million decrease in net income (loss) was principally due to the $20.2 million decrease net sales which was partially offset by the one time $3.3 million income tax benefit.

Liquidity and Capital Resources

As of October 31, 2007, the Company had $61.7 million in cash and cash equivalents and marketable securities and net working capital of $87.5 million, as compared to $98.5 million of cash and cash equivalents and marketable securities and $87.3 million of net working capital at July 31, 2007. The decrease in the cash and cash equivalents and marketable securities was due primarily to the $29.3 million principal and interest payment related to the 4.25% Convertible Subordinated Notes due in August 2007, and an approximate $4.6 million increase in accounts receivable.

Accounts receivable from trade customers, net of allowances, was $27.1 million at October 31, 2007, as compared to $22.5 million at July 31, 2007. The principal reason for the $4.6 million increase in accounts receivable is a result of $4.0 million of delays in certain customer payments that were expected to be collected in October that were collected in early November. The allowance for sales returns and doubtful accounts was $1.3 million, or 6.9% of gross trade accounts receivable, at October 31, 2007 and $1.3 million, or 5.3% of gross trade accounts receivable at July 31, 2007.

Accounts receivable from other sources, principally amounts due from vendors, was unchanged from the July 31, 2007 balance of $1.5 million at $1.5 million at October 31, 2007.

Net inventories decreased by $1.2 million to $25.9 million at October 31, 2007 as compared to $27.1 million at July 31, 2007 as the Company continues to consume or provide for slow moving but active inventory.

Prepaid expense and other current assets increased by $0.2 million to $4.0 million at October 31, 2007 as compared to $3.8 million at July 31, 2007.

Capital expenditures totaled $3.4 million for the three months ended October 31, 2007, as compared to $3.3 million for the three months ended October 31, 2006. Expenditures for the quarter ended October 31, 2007 included $1.7 million of leasehold improvements related to the move to a new facility in Milpitas, California. The Company expects approximately $1.0 million in annual cash savings from this move effective November 1, 2007.

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender (the “2005 Loan Agreement”). The loan had a five year term. Interest was at the lender’s variable prime rate and was payable monthly. The Company entered into a new Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with Silicon Valley Bank (“SVB”) to modify the existing $60.0 million term loan. Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month (first payment due January 1, 2008)

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of October 31 and July 31, 2007.

In connection with the 2006 Loan Agreement, LTX has terminated the 2005 Loan Agreement and has repaid all outstanding amounts under the 2005 Loan Agreement. The net effect of this transaction reduced existing cash on hand by approximately $36.0 million in the quarter ended January 31, 2007.

The Company had a second credit facility with another lender for a revolving credit line of $5.0 million. This facility was secured by cash and marketable securities. This line of credit was used to secure obligations of operating leases and existing stand-by letters of credit. The facility expired and was not renewed on October 31, 2007.

In August 2001, we received net proceeds of $145.2 million from a private placement of 4.25% Convertible Subordinated Notes due August, 2006. Interest on the 4.25% Convertible Subordinated Notes were payable on February 15 and August 15 of each year, commencing February 15, 2002. The notes were convertible into shares of our common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. The notes are unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million were being amortized using the straight-line method, which approximates the effective interest method, over the term of the notes. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance of the notes for a purchase price of $60.0 million. On November 14, 2005, the Company exchanged $27.2 million in aggregate principal amount of the notes plus all accrued and unpaid interest thereon for an equal principal amount of newly issued 4.25% Convertible Senior Notes (the “New Notes”) due August 2007. On August 8, 2006, the Company utilized existing cash on hand to pay the remaining outstanding balance of the $61.1 million of 4.25% Convertible Subordinated Notes. The Company paid the remaining $27.2 million outstanding principal of New Notes, together with accrued interest of $2.1 million, on August 15, 2007 with existing cash balances. As of August 15, 2007, there are no outstanding notes.

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

The Company has a defined benefit pension plan for its operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited, (“UK”). The plan has 71 participants of which 2 remain as active employee members and 69 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. Annually, the Company obtains an actuarial valuation of the pension plan. The plan was under-funded as of July 31, 2007 by $3.9 million. The Company has recorded this liability as other long-term liabilities of $3.6 million and other accrued expenses of $0.3 million on the consolidated balance sheet as of July 31, 2007. Cash payments are projected to be approximately $0.3 million in fiscal 2008 and actual cash payments were $0.4 million in fiscal 2007.

The Company operates in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. To mitigate the risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents and marketable securities, cash flows expected to be generated by future operating activities, our access to capital markets for competitively priced instruments and funds available under our credit facilities will be sufficient to meet our cash requirements over the next twelve to twenty-four months, which includes the payment of the outstanding principal installments of the 2006 Loan Agreement discussed above.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our bank term loan, facilities, leases, inventory purchase commitments and other operating leases.

The aggregate outstanding amount of the contractual obligations is $50.4 million as of October 31, 2007. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at October 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2008	2009–2010	2011–2012	Thereafter
Term loan (including interest)	$22,714	$3,055	$15,762	$3,897	$—
Inventory commitments	11,219	11,219	—	—	—
Operating leases	12,255	1,926	3,799	2,748	3,782
Long-term liabilities, pensions and severance	4,206	647	682	682	2,195

Total contractual obligations	$50,394	$16,847	$20,243	$7,327	$5,977

In addition to the financial obligations above, the Company has recorded $1.0 million liability for uncertain tax positions as of October 31, 2007.

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during fiscal 2006. However, our incoming product orders in the fourth quarter decreased from the third quarter’s levels and continued to decrease in the first two quarters of fiscal 2007. The timing and level of industry recovery is uncertain at this time as we begin our fiscal 2008. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. From the fourth quarter of fiscal 2006 through the end of fiscal 2007 and into our first fiscal quarter of 2008, our revenue and operating results were negatively impacted by a downturn in the semiconductor industry. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system in package (“SIP”), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 38% of our net sales in fiscal 2007 and 56% of our net sales in fiscal 2006. Sales to our ten largest customers accounted for 84.6% in the three months ended October 31, 2007 and 87.0 % in the three months ended October 31, 2006. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We are in the process of planning for and evaluating the impact of a directive to reduce the amount of hazardous materials in certain electronic components such as printed circuit boards. The directive is known as Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 on the restriction of the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from 1 July 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the six restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 25 Member States). We are uncertain as to the impact of compliance on future costs and supply of materials used to manufacture our equipment. Any interruption in supply due to the unavailability of lead free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

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

We may not be able to deliver custom hardware options and system applications to satisfy specific customer needs in a timely manner.

We must develop and deliver customized hardware and system applications to meet our customers’ specific test requirements. Our test equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

Our dependence on international sales and non-U.S. suppliers involves significant risk.

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 45% of our revenues for the three months ended October 31, 2007 and 62% of our revenues for the three months ended October 31, 2006. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Our recently announced plans to transition our outsource manufacturing to Penang, Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on October 31, 2007, our stock price ranged from a low of $3.26 to a high of $6.72. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We had $27.2 million principal amount of 4.25% Convertible Subordinated Notes (the “Notes”) due August 15, 2007 (which was paid in full on August 15, 2007), as well as $20.0 million in principal outstanding under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

•	limit our flexibility in planning for, or reacting to changes in, our business and the industries in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

•	make us more vulnerable in the event of a further downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations.

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

There has been no material change in the Company’s Market Risk exposure since the filing of the 2007 Annual Report on Form 10-K.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) On December 5, 2007, the Board of Directors of the Company approved amendments to Sections 5.1 and 5.2 of Article V of the Company’s bylaws. The amendments to Article V provide for the issuance and transfer of either certificated or uncertificated shares, allowing the Company to comply with rules promulgated by The NASDAQ Stock Market LLC requiring NASDAQ-listed issuers to be eligible for a direct registration program, such as the one administered by The Depository Trust Company, by January 1, 2008. The amendment to the bylaws is filed as Exhibit 3.2 hereto and is incorporated herein by reference.

(b) On December 5, 2007 the Board of Directors approved an amendment to the vesting schedule of performance-based restricted stock units awards (“ RSUs”) granted to the executive officers on September 13, 2006 and disclosed in a Form 8-K filed on September 14, 2006. These RSUs will only vest if the Company achieves positive operating income for two consecutive fiscal quarters above 3% of net sales for both quarters and if operating income averages at least 5% of net sales for the two quarters (the “Profitability Metric”). The amendment to the RSUs approved on December 5, 2007 provides that the award vests as to 40% of the RSUs upon announcement that the Profitability Metric has been achieved. The award vests as to an additional 20% for each subsequent two quarter period in which the Profitability Metric is achieved. Thus far, no portion of these RSUs has vested.

Item 6.	Exhibits and Reports on Form 8-K

(a)

(i)	Exhibit 3.2 By-laws, as amended.

(ii)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(iii)	Exhibit 32 Section 1350 Certifications

(b)

(i)	On August 30, 2007, the Company furnished a current report on Form 8-K under Item 2.02 (Results of Operations and Financial Condition) describing and furnishing the press release announcing its earnings for the fiscal quarter and year ended July 31, 2007, which press release included its consolidated financial statements for the period.

(ii)	On September 19, 2007, the Company furnished a current report on Form 8-K under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) to disclose the award of restricted stock units to executive officers.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: December 10, 2007	By:	/s/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)