Form 10-Q
period 2008-01-31
LTX CORP
filed 2008-03-11
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2008
Common Stock, $0.05 par value per share	62,650,475 shares

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2008	July 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,888	$63,302
Marketable securities	28,531	35,236
Accounts receivable—trade, net of allowances	24,757	22,479
Accounts receivable—other	1,027	1,475
Inventories	24,680	27,102
Prepaid expenses and other current assets	3,069	3,783

Total current assets	117,952	153,377
Property and equipment, net	30,645	32,483
Goodwill	14,762	14,762
Other assets	504	500

Total assets	$163,863	$201,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,900	$29,321
Accounts payable	13,660	15,334
Deferred revenues and customer advances	1,518	1,838
Other accrued expenses	11,677	19,605

Total current liabilities	30,755	66,098
Long-term debt, less current portion	15,800	17,900
Other long-term liabilities	4,173	4,016
Stockholders’ equity:
Common stock	3,134	3,123
Additional paid-in capital	571,714	568,966
Accumulated other comprehensive loss	(170)	(840)
Accumulated deficit	(461,543)	(458,141)

Total stockholders’ equity	113,135	113,108

Total liabilities and stockholders’ equity	$163,863	$201,122

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net product sales	$23,868	$27,009	$46,749	$69,051
Net service sales	7,154	7,662	13,908	15,460

Net sales	31,022	34,671	60,657	84,511
Cost of sales (includes stock-based compensation expense of $36 for Q2 FY08; $35 for Q2 FY07; $62 for YTD FY08; $57 for YTD FY07)	16,194	18,629	31,373	43,333

Gross profit	14,828	16,042	29,284	41,178
Engineering and product development expenses (includes stock-based compensation expense of $437 for Q2 FY08; $366 for Q2 FY07; $717 for YTD FY08; $594 for YTD FY07)	11,347	12,922	22,983	25,855
Selling, general and administrative expenses (includes stock-based compensation expense of $1,005 for Q2 FY08; $939 for Q2 FY07; $1,671 for YTD FY08; $1,630 for YTD FY07)	6,921	6,433	13,432	13,498
Reorganization (gain) costs	—	(377)	—	(377)

Income (loss) from operations	(3,440)	(2,936)	(7,131)	2,202
Other income (expense):
Interest expense	(259)	(1,301)	(732)	(3,233)
Investment income	593	1,158	1,282	2,542

Income (loss) before provision (benefit) for taxes	(3,106)	(3,079)	(6,581)	1,511
Provision (Benefit) for income taxes	72	—	(3,179)	—

Net income (loss)	$(3,178)	$(3,079)	$(3,402)	$1,511

Net income (loss) per share:
Basic	$(0.05)	$(0.05)	$(0.05)	$0.02
Diluted	$(0.05)	$(0.05)	$(0.05)	$0.02
Weighted-average common shares used in computing net income (loss) per share:
Basic	62,510	62,031	62,490	62,025
Diluted	62,510	62,031	62,490	62,547
Comprehensive income (loss):
Net income (loss)	$(3,178)	$(3,079)	$(3,402)	$1,511
Unrealized gain on marketable securities	445	128	679	685
Pension liability loss	(19)	(13)	(9)	(20)

Comprehensive income (loss)	$(2,752)	$(2,964)	$(2,732)	$2,176

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,402)	$1,511
Add (deduct) non-cash items:
Stock-based compensation	2,450	2,281
Depreciation and amortization	6,193	7,077
Non-cash reorganization gain	—	(377)
Benefit for income taxes	(3,251)	—
Other	144	162
Changes in operating assets and liabilities:
Accounts receivable	(1,752)	20,269
Inventories	2,440	634
Prepaid expenses	802	(607)
Other assets	(4)	2,236
Accounts payable	(1,689)	(4,586)
Accrued expenses	(4,357)	(11,110)
Deferred revenues and customer advances	(413)	(1,953)

Net cash provided by (used in) operating activities	(2,839)	15,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	7,371	31,024
Purchases of property and equipment	(4,510)	(5,728)

Net cash provided by investing activities	2,861	25,296
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	(72)	299
Employees’ stock purchase plan	297	270
Payments of notes payable	(27,521)	(120,468)
Proceeds from term loan	—	20,000

Net cash used in financing activities	(27,296)	(99,899)
Effect of exchange rate changes on cash	(140)	262

Net decrease in cash and cash equivalents	(27,414)	(58,804)
Cash and cash equivalents at beginning of period	63,302	106,445

Cash and cash equivalents at end of period	$35,888	$47,641

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,915	$4,464

Cash paid during the period for income taxes	$89	$—

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX Corporation (“LTX” or the “Company”) designs, manufactures, and markets automatic semiconductor test equipment. Semiconductor designers and manufacturers worldwide use semiconductor test equipment to test semiconductor devices at different stages of the manufacturing process. These devices are incorporated in a wide range of products, including mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and systems support and maintenance services for its test systems. The Company is headquartered, and has development and manufacturing facilities, in Norwood, Massachusetts, a development facility in Milpitas, California, and sales and service facilities around the world to support its customer base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2007. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the six months ended January 31, 2008 are not necessarily indicative of future trends or our results of operations for the entire year.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and six months ended January 31, 2008 and 2007.

Income Taxes

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on August 1, 2007. The adoption of FIN 48 did not impact the consolidated financial results of operations or cash flow.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Foreign and United States jurisdictions are subject to income tax examinations by tax authorities for all years dating back approximately two to six years from January 31, 2008.

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

Subsequent to adopting FIN 48, the Company reduced its liability for uncertain tax positions by $3.3 million, as the statute of limitation on a previously identified position expired during the first quarter of fiscal year 2008. This event was reported as a discrete item in the first quarter, and the $3.3 million non-cash benefit was recorded in the Company’s provision for income taxes. No other provision for income taxes was recorded in the first quarter. The Company also does not anticipate that any of the remaining uncertain tax positions will be significantly increased or decreased over the next 12 month period.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of August 1, 2007, the Company had accrued $786,000 of interest and penalties related to uncertain tax positions. Of this amount, $486,000 of accrued interest and penalties was de-recognized in the first quarter, as the statute of limitation on the underlying uncertain tax position expired.

Accounting for Stock-Based Compensation

The Company has five stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The Company can only grant options from the 2004 Plan. Under the terms of the 2004 Plan, any unused shares of Common Stock as a result of termination, surrender, cancellation or forfeiture of options from the 2001 Plan and the 1999 Plan will be available for grant of equity awards under the 2004 Plan. The 2004 Plan provides for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and also allows both restricted stock awards and stock awards. Options under this plan are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of our stock options is ten years. The Company’s policy of issuing shares is to either buy shares in the open market or issue new shares. The Company’s general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones. As of January 2008, 100% of these options have vested as they have met the performance milestones. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (“RSUs”). Of the 983,600 RSUs, vesting for 742,600 is tied to certain profit break-even milestones for executives. The first milestone was achieved May 16, 2006, resulting in 185,650 shares vesting on May 16, 2006. The remaining executive RSUs vest annually over three years on May 16 of each year which started on May 16, 2007. The remaining 241,000 RSUs are service vested for key employees over a four year period, including 60,250 shares that vested on May 16, 2006, when the Company achieved a profit break-even milestone. The remaining shares vest annually over three years on May 16 of each year which started on May 16, 2007. During the quarter ended October 31, 2006, the Company granted 973,000 RSUs. Of the 973,000 RSUs, vesting for 721,000 is tied to certain profit milestones for executives. As of January 31, 2008, none of the performance milestones have been met. The remaining 252,000 RSUs are service vested for key employees and are earned over a four year period. For the quarter ended January 31, 2007, 62,300 RSUs were granted to directors to vest over three years, and 5,000 RSUs were granted to employees to vest over four years. For the quarter ended April 30, 2007, 15,000 RSUs were granted to employees to vest over four years. During the quarter ended October 31, 2007, the Company granted 925,000 RSUs that will vest over a four year period beginning on September 19, 2008. Of the 925,000 RSUs granted during the quarter ended October 31, 2007, 645,000 were granted to executives. For the quarter ended January 31, 2008, 84,000 RSUs were granted to directors to vest over three years, and 5,000 RSUs were granted to employees to vest over four years.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the three months ended January 31, 2008 and 2007, the Company recorded expense of approximately $1.5 million and $1.3 million, respectively, in connection with its share-based payment awards. As of January 31, 2008, there is approximately $6.9 million of unrecognized compensation expense related to share-based payments to employees that will be recognized over the next 16 quarters.

The following is a summary of activities for the Company’s Stock Option Plans for the six months ended January 31, 2008:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	8,204,697	$10.11
Granted	—	—
Exercised	(10,725)	1.03
Forfeited	(120,116)	7.45

Options outstanding, end of period	8,073,856	10.15

Options exercisable	7,817,177	10.32

Share-Based awards available for grant	2,332,787	N/A

Options available for grant include both restricted stock awards and stock option awards.

As of January 31, 2008, the status of the Company’s outstanding and exercisable options is as follows:

		Options Outstanding		Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01–4.63	837,688	5.01	$3.61	769,138	$3.59
4.64–9.25	3,081,740	4.58	6.84	2,893,611	6.93
9.26–13.88	3,184,475	4.07	12.75	3,184,475	12.75
13.89–18.50	677,953	2.96	15.40	677,953	15.40
18.51–23.13	244,000	3.05	21.09	244,000	21.09
23.14–27.75	16,000	4.11	26.20	16,000	26.20
27.76–32.38	1,000	3.34	28.34	1,000	28.34
32.39–37.00	15,500	2.34	33.63	15,500	33.63
41.63–46.25	15,500	2.1	46.25	15,500	46.25

	8,073,856	4.00	$10.15	7,817,177	$10.32

RSU Activity

	Six Months Ended January 31, 2008
	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of period	1,450,350	$4.78
Granted	1,014,000	3.79
Exercised	(119,932)	4.78
Forfeited	(15,250)	4.83

RSUs outstanding, end of period	2,329,168	$4.36

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

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the six months ended January 31, 2008 and 2007:

	Six Months Ended January 31,
Product Warranty Activity	2008	2007
	(in thousands)
Balance at beginning of period	$1,819	$3,543
Warranty expenditures for current period	(1,134)	(1,765)
Changes in liability related to pre-existing warranties	(143)	(599)
Provision for warranty costs in the period	744	1,440

Balance at end of period	$1,286	$2,619

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net loss	$(3,178)	$(3,079)	$(3,402)	$1,511
Basic EPS
Basic common shares	62,510	62,031	62,490	62,025
Basic EPS	$(0.05)	$(0.05)	$(0.05)	$0.02
Diluted EPS
Basic common shares	62,510	62,031	62,490	62,025
Plus: Impact of stock options	—	—	—	522

Diluted common shares	62,510	62,031	62,490	62,547
Diluted EPS	$(0.05)	$(0.05)	$(0.05)	$0.02

For the three and six months ended January 31, 2008, options to purchase 8,682,530 and 8,461,945 shares and for the three and six months ended January 31, 2007, options to purchase 7,025,712 and 7,044,712 shares of common stock were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share excludes 638,000 and 721,000 RSUs at January 31, 2008 and 2007, respectively, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of repurchase agreements and commercial paper. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company’s investment policy prohibits investments in certain securities with some elements of risk, such as Auction Rate Securities. The Company does not have any investments in Auction Rate Securities as of January 31, 2008.

Gross unrealized gains and losses for the three and six months ended January 31, 2008 and January 31, 2007 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no impairment losses recorded for the three and six months ended January 31, 2008 and January 31, 2007.

At January 31, 2008, there was no cash restricted from withdrawal.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	January 31, 2008	July 31, 2007
	(in thousands)
Purchased components and parts	$12,796	$20,317
Units-in-progress	2,778	529
Finished units	9,106	6,256

	$24,680	$27,102

Our policy is to establish inventory reserves when conditions exist that indicate our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. As of January 31, 2008 and July 31, 2007, our inventory is stated net of inventory reserves of $38.5 million and $41.4 million, respectively. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. We recognized sales of previously written off inventory of $1.0 million for the three months ended January 31, 2007, and $1.2 million and $3.0 million for the six months ended January 31, 2008 and 2007, respectively. The $1.2 million recorded for the six months ended January 31, 2008 represents the gross cash received from the customer. The Company had no sales of previously reserved inventory during the three months ended January 31, 2008. The net incremental gross margin and net income effect for these transactions did not have a significant impact on operating margins.

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

Property and equipment are summarized as follows:

	January 31, 2008	July 31, 2007	Depreciable Life In Years
	(in thousands)
Machinery, equipment and internal manufactured systems	$98,138	$98,827	3-7
Office furniture and equipment	3,114	3,035	3-7
Leasehold improvements	10,096	8,659	10 or term of lease

	111,348	110,521
Less accumulated depreciation and amortization	(80,703)	(78,038)

	$30,645	$32,483

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. There were no significant impairment losses for the six months ended January 31, 2008 and January 31, 2007.

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

Goodwill totaling $14.8 million at January 31, 2008 and July 31, 2007, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. Since the Company operates as a single reporting unit under SFAS No. 142, goodwill is measured annually based on the Company’s enterprise value, or more frequently if indicators of impairment develop.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three and six months ended January 31, 2008 and 2007, along with the long-lived assets at January 31, 2008 and July 31, 2007, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
	(in thousands)
Net Sales:
United States	$13,661	$11,727	$29,974	$30,610
Taiwan	1,303	1,764	2,617	3,368
Japan	830	1,279	2,042	3,306
Singapore	6,435	3,153	8,722	11,404
Philippines	3,028	8,506	5,058	17,806
All other countries	5,765	8,242	12,244	18,017

Total Net Sales	$31,022	$34,671	$60,657	$84,511

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

Long-lived assets consist of property and equipment and goodwill.

	January 31, 2008	July 31, 2007
	(in thousands)
Long-lived Assets:
United States	$41,568	$43,881
Taiwan	52	65
Japan	213	232
Singapore	1,783	1,845
All other countries	1,791	1,222

Total Long-lived Assets	$45,407	$47,245

4. REORGANIZATION CHARGES AND INVENTORY PROVISIONS

There were no significant reorganization charges recorded for the six months ended January 31, 2008 and for the prior twelve months ended July 31, 2007.

The Company initiated and completed several reorganization actions and inventory provisions during the fiscal year ended July 31, 2006.

The following table sets forth the Company’s reorganization accrual activity for fiscal 2007 and the six months ended January 31, 2008:

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2006	$2.1	$4.1	$1.8	$—	$8.0
Additions (reductions) to expense	(0.4)	—	—	—	(0.4)
Elimination of deferred gain	—	(1.6)	—	—	(1.6)
Non-cash utilization	(0.4)	—	0.2	—	(0.2)
Cash paid	(0.7)	(1.7)	(1.0)	—	(3.4)

Balance July 31, 2007	0.6	0.8	1.0	—	2.4
Additions to expense	—	—	—	—	—
Elimination of deferred gain	—	—	—	—	—
Non-cash utilization	(0.1)	—	—	—	(0.1)
Cash paid	—	(0.8)	(0.3)	—	(1.1)

Balance January 31, 2008	$0.5	$—	$0.7	$—	$1.2

5. CONTINGENCIES AND GUARANTEES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2008 or July 31, 2007.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2008 or July 31, 2007.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at January 31, 2008, are as follows:

Lease Commitments:

Year ending July 31,	(in thousands)
2008	$1,201
2009 - 2010	4,067
2011 - 2012	2,806
Thereafter	3,791

Total minimum lease payments	$11,865

Other accrued expenses consisted of the following at January 31, 2008 and July 31, 2007:

Other Accrued Expenses:

	(in thousands)
	January 31, 2008	July 31, 2007
Accrued compensation	$3,873	$4,823
Accrued income and local taxes	2,231	5,596
Warranty reserve	1,286	1,819
Accrued restructuring	1,170	2,223
Accrued interest	98	2,280
Other accrued expenses	3,019	2,864

	$11,677	$19,605

6. LONG TERM DEBT

Long-term debt consists of the following:

	(in thousands)
	January 31, 2008	July 31, 2007
Convertible subordinated notes	$—	$27,220
Bank term loan	19,700	20,000
Other	—	1

	19,700	47,221
Less: current portion	(3,900)	(29,321)

	$15,800	$17,900

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

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender (the “2005 Loan Agreement”). The loan had a five year term. Interest was at the lender’s variable prime rate and was payable monthly. The Company entered into a new Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with Silicon Valley Bank (“SVB”) to modify the existing $60.0 million term loan. Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month (first payment made on January 1, 2008)

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of July 31, 2007 and January 31, 2008.

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

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of adopting Statement 157 effective August 1, 2008 is not expected to be material to our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141 (R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price;

(3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to July 31, 2009, the adoption of Statement 141(R) on August 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we have not elected to fair value any of our financial instruments under the provisions of Statement 159, the adoption of this statement will not have any impact to our consolidated financial statements.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and outsourced test providers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 38% of our net sales in fiscal 2007 and 56% of our net sales in fiscal 2006. Sales to our ten largest customers accounted for 78% in the six months ended January 31, 2008 and 75% in the six months ended January 31, 2007. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through the fiscal year ended July 31, 2007 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with the Company’s business strategy, we continue to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. For fiscal 2007, engineering and product development expense was $50.0 million, or 33.9% of net sales, as compared to $53.8 million, or 24.9% of net sales, in fiscal 2006. Engineering and development expense decreased sequentially on a quarterly basis during fiscal 2006 and 2007 and has remained at a targeted level of approximately $11.5 million to $12.0 million per quarter for the last five quarters. Engineering and development expense for the first six months of fiscal 2008 was $23.0 million as compared to $25.9 million for the first six months of fiscal 2007. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the technical specifications required for the testing of advanced semiconductor devices in a cost-efficient manner. Current investment in engineering and product development is focused on enhancements to and additions to the Company’s product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

In addition, over the past several years, the Company has increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, the Company completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit. In fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit. In fiscal 2005, we added Fusion EX, in fiscal 2006, we added Fusion MX and in fiscal 2007, we added Fusion LX. We have announced plans to transition manufacturing of all X-Series products from the Jabil facility in Massachusetts to Jabil’s Penang, Malaysia facility. This strategy will further reduce our manufacturing costs. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

During fiscal years 2005 and 2006, we took several additional cost reduction measures to further mitigate the adverse effect of cyclical downturns on our profitability. Our total worldwide headcount was reduced from 635 employees and 55 temporary workers at the end of fiscal 2004 to 441 employees and 14 temporary workers as of January 31, 2008. In addition, we continue to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007. For the three and six months ended January 31, 2008, there have been no changes to these critical accounting policies.

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on August 1, 2007. The adoption of FIN 48 did not impact the consolidated financial results of operations or cash flow.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	52.2	53.7	51.7	51.3

Gross profit	47.8	46.3	48.3	48.7
Engineering and product development expenses	36.6	37.3	37.9	30.5
Selling, general and administrative expenses	22.3	18.6	22.1	16.0
Reorganization costs	—	(1.1)	—	(0.4)

Income (loss) from operations	(11.1)	(8.5)	(11.7)	2.6
Other income (expense):
Interest expense	(0.8)	(3.7)	(1.2)	(3.8)
Investment income	1.9	3.3	2.1	3.0

Income (loss) before taxes	(10.0)	(8.9)	(10.8)	1.8
Provision (Benefit) for income taxes	0.2	—	(5.2)	—

Net Income (loss)	(10.2)%	(8.9)%	(5.6)%	1.8%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three and Six Months Ended January 31, 2008 Compared to the Three and Six Months Ended January 31, 2007.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and systems support, and maintenance services, net of returns and allowances. Net sales for the three months ended January 31, 2008 decreased 10.5% to $31.0 million as compared to $34.7 million in the same quarter of the prior year. Net sales for the six months ended January 31, 2008 decreased 28.2% to $60.7 million as compared to $84.5 million for the same six month period of the prior year. The decrease in net sales in second quarter and the six months ended January 31, 2008 as compared to the same periods in the prior year is due to an overall industry wide slowdown which began to impact net sales during the fourth quarter of fiscal year 2006, continuing through fiscal year 2007 and into the first six months of fiscal 2008. During the second half of calendar year 2006, semiconductor device manufacturers reduced their capital equipment spending levels in line with these adverse conditions resulting in a decreased demand for new purchases of automated test equipment.

Service revenue, included in net sales, accounted for $7.2 million, or 23.1% of net sales, and $7.7 million, or 22.1% of net sales, for the three months ended January 31, 2008 and 2007, respectively, and $13.9 million or 22.9% net sales, and $15.5 million or 18.3% net sales for the six months ended January 31, 2008 and 2007, respectively. The decrease in service revenue is primarily a result of the increased adoption of our newer X-Series products which carry a higher degree of reliability and lower service cost than the Company’s legacy products.

Geographically, sales to customers outside of the United States were 56.0% and 66.2% of net sales for the three months ended January 31, 2008 and 2007, respectively, and 50.6% and 63.8% of net sales for the six months ended January 31, 2008 and 2007, respectively. The decrease in sales to customers outside the United States was a result of the overall industry wide slowdown impacting the majority of the Company’s customer base. A significant portion of the Company’s products are shipped to semiconductor device manufacturers whose test and assembly operations are performed in Asia and to Asian subcontractors. Both of these areas were negatively impacted by the overall industry wide economic conditions.

Gross Profit Margin. The gross profit margin was $14.8 million from $31.0 million of net sales or 47.8% of net sales in the three months ended January 31, 2008, as compared to $16.0 million from $34.7 million of net sales or 46.3% of net sales in the same quarter of the prior year. For the six months ended January 31, 2008, the gross profit margin was $29.3 million from $60.7 million of net sales or 48.3% of net sales as compared to $41.2 million from $84.5 million of net sales or 48.7% of net sales for the six months ended January 31, 2007. The improvements in gross profit margin % of net sales for the three month period ending January 31, 2008 as compared to the three months ended January 31, 2007 were a result of more favorable gross profit margins from the Company’s Fusion X-Series products, reduced fixed production costs and material cost reductions. The Company reviews excess and obsolete inventory when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We also evaluate our excess and obsolete inventory on a quarterly basis identifying and addressing significant events that might have an impact on inventories and related reserves. The major variables impacting inventory usage are the demand for current products, overall industry conditions, key sales initiatives and the impact that our new product introductions have on current product demand. We recognized sales of previously written off inventory of $1.0 million for the three months ended January 31, 2007, and $1.2 million and $3.0 million for the six months ended January 31, 2008 and 2007, respectively. The $1.2 million recorded for the six months ended January 31, 2008 represents the gross cash received from the customer. The Company had no sales of previously reserved inventory during the three months ended January 31, 2008. The net incremental gross margin and net income effect for these transactions did not have a significant impact on operating margins.

Engineering and Product Development Expenses. Engineering and product development expenses were $11.3 million, or 36.6% of net sales, in the three months ended January 31, 2008, as compared to $12.9 million, or 37.3% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2008, engineering and product development expenses were $23.0 million, or 37.9% of net sales, compared to $25.9 million, or 30.5% of net sales for the six months ended January 31, 2007. The decrease in engineering and product development expenses for the three and six months ended January 31, 2008 as compared to the three and six months ended January 31, 2007 is principally a result of completion of next generation Fusion product development projects for Fusion X-Series product line. Additionally, we have been able to leverage and re-use X-Series engineering development initiatives across a broader range of applications than in the past with our Fusion HF and HFi products. This trend has resulted in more efficient use of engineering resources and lower costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.9 million, or 22.3% of net sales, in the three months ended January 31, 2008, as compared to $6.4 million, or 18.6% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2008, selling, general and administrative expenses were $13.4 million, or 22.1% of net sales as compared to $13.5 million, or 16.0% of net sales for the six months ended January 31, 2007. The $0.5 million increase in expenses for the three months ended January 31, 2008 as compared to the three months ended January 31, 2007 was due to $0.3 million related to headcount additions and severance, $0.1 million of increased stock-based compensation, and $0.1 million increased health insurance cost.

Reorganization Costs. There were no reorganization costs recorded for the three and six months ended January 31, 2008. For the quarter ended January 31, 2007, the Company re-evaluated the requirements of its reorganization accrual for severance and recognized a gain of $0.4 million.

Interest Expense. Interest expense was $0.3 million for the three months ended January 31, 2008 as compared to $1.3 million for the three months ended January 31, 2007. For the six months ended January 31, 2008, interest expense was $0.7 million compared to $3.2 million for the same period in 2007. Interest expense for the three and six months ended January 31, 2008 relates to $20.0 million bank debt which bears interest at the prime rate minus 1.25%. The decrease in interest expense is primarily a result of the decrease in our convertible subordinated notes balance of $27.2 million which were paid in full on August 15, 2007.

Investment Income. Investment income was $0.6 million for the three months ended January 31, 2008, as compared to $1.2 million for the three months ended January 31, 2007. For the six months ended January 31, 2008, investment income was $1.3 million, compared to $2.5 million for the same period in 2007. The decrease was due to lower cash balances resulting from the cash utilized to payoff the Company’s subordinated convertible debt.

Income Tax. The Company recorded $0.1 million income tax expense relating to taxable income in foreign locations for the three months ended January 31, 2008. The Company has recorded no US income tax benefit in loss periods due to the uncertainty related to utilization of net operating loss carryforwards. As a result of a review undertaken at January 31, 2008 and 2007 and our cumulative loss position at those dates, management concluded that it was appropriate to maintain a full valuation allowance for its operating loss carryforwards and its other net deferred tax assets.

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

Net Income (Loss). Net loss was $3.2 million, or $0.05 per diluted share, in the three months ended January 31, 2008, as compared to a net loss of $3.1 million, or $0.05 per diluted share, in the same quarter of 2007.

For the six months ended January 31, 2008, the net loss was $3.4 million as compared to a net income of $1.5 million for the six months ended January 31, 2007. The $4.9 million decrease in net income was principally due to the effect on income of a $23.9 million decrease net sales which was partially offset by the one time $3.3 million income tax benefit recorded in the quarter ended October 31, 2007.

Liquidity and Capital Resources

The Company’s investment policy prohibits investments in certain securities with some elements of risk, such as Auction Rate Securities. The Company does not have any investments in Auction Rate Securities as of January 31, 2008.

As of January 31, 2008, the Company had $64.4 million in cash and cash equivalents and marketable securities and net working capital of $87.2 million, as compared to $98.5 million of cash and cash equivalents and marketable securities and $87.3 million of net working capital at July 31, 2007. The decrease in the cash and cash equivalents and marketable securities was due primarily to the $29.3 million principal and interest payment related to the 4.25% Convertible Subordinated Notes due in August 2007, $1.4 million of facilities related capital expenditures to support our Milpitas, California facility relocation and $3.1 million of equipment related capital expenditures to support the X-Series product line.

Accounts receivable from trade customers, net of allowances, was $24.8 million at January 31, 2008, as compared to $22.5 million at July 31, 2007. The principal reason for the $2.3 million increase in accounts receivable is a result of a $1.4 million increase in net sales and $1.4 million related to the timing of shipments within the quarter when comparing the quarter ended January 31, 2008 to the quarter ended July 31, 2007.

Accounts receivable from other sources, principally amounts due from vendors, decreased from the July 31, 2007 balance of $1.5 million to $1.0 million at July 31, 2008. The decrease is a result of shifting the purchasing of certain components by LTX to direct purchases by our outsource providers.

Net inventories decreased by $2.4 million to $24.7 million at January 31, 2008 as compared to $27.1 million at July 31, 2007 as the Company continues to consume slow moving but active inventory.

Prepaid expense and other current assets decreased by $0.7 million to $3.1 million at January 31, 2008 as compared to $3.8 million at July 31, 2007. The major reason for the decrease was due to $0.7 million use of the cash surrender value of life insurance policies used to fund our deferred compensation plan which was terminated and liquidated in Q2 2008.

Capital expenditures totaled $4.5 million for the six months ended January 31, 2008, as compared to $5.7 million for the six months ended January 31, 2007. Expenditures for the six months ended January 31, 2008 included $1.4 million of leasehold improvements related to relocating to a new facility in Milpitas, California and $3.1 million of equipment related capital expenditures to support the X-Series product line. The Company expects approximately $1.0 million in annual cash savings from the Milpitas relocation effective November 1, 2007.

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender (the “2005 Loan Agreement”). The loan had a five year term. Interest was at the lender’s variable prime rate and was payable monthly. The Company entered into a new Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with Silicon Valley Bank (“SVB”) to modify the existing $60.0 million term loan. Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month (first payment made on January 1, 2008)

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of January 31, 2008 and July 31, 2007.

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

The Company had a non-qualified deferred compensation plan for senior management and other highly compensated employees. The Company had two plans that have been discontinued with respect to new deferrals: (i) the LTX Corporation Deferred Compensation Plan that was adopted effective December 1, 2001, (referred to herein as the “Frozen Plan”) and (ii) a newer plan that complies with the requirements of Code Section 409A and related Treasury guidance and that governs all amounts deferred on or after January 1, 2005 (referred to herein as the “New Plan”). The Frozen Plan’s and New Plan’s accumulated balances were distributed in a lump sum payment of approximately $2.3 million and $0.8 million in January 2007 and January 2008, respectively, with the proceeds from the cash surrender value of the insurance policy used to fund this plan. The proceeds and related liability associated with these plans were reported as prepaid expenses and other current assets, and other accrued expenses, respectively. The plan is closed as of January 31, 2008 with no assets or liabilities remaining.

The Company has a defined benefit pension plan for its operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX (Europe) Limited, (“UK”). The plan has 71 participants of which 2 remain as active employee members and 69 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. Annually, the Company obtains an actuarial valuation of the pension plan. The plan was under-funded as of July 31, 2007 by $3.9 million. The Company has recorded this liability as other long-term liabilities of $3.6 million and other accrued expenses of $0.3 million on the consolidated balance sheet as of January 31, 2008. Cash payments are projected to be approximately $0.3 million in fiscal 2008 and actual cash payments were $0.4 million in fiscal 2007.

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

The aggregate outstanding amount of the contractual obligations is $48.5 million as of January 31, 2008. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes LTX’s contractual obligations, net of sub-lease revenue, at January 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2008	2009–2010	2011–2012	Thereafter
Term loan (including interest)	$21,273	$2,243	$15,167	$3,863	$—
Inventory commitments	11,195	11,195	—	—	—
Operating leases	11,865	1,201	4,067	2,806	3,791
Long-term liabilities, pensions and severance	4,115	534	682	682	2,217

Total contractual obligations	$48,448	$15,173	$19,916	$7,351	$6,008

In addition to the financial obligations above, the Company’s other accrued expense balance includes $1.2 million for uncertain tax positions, including penalties and interest, as of January 31, 2008.

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

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. From the fourth quarter of fiscal 2006 through the end of fiscal 2007 and into our first six months of 2008, our revenue and operating results were negatively impacted by a downturn in the semiconductor industry. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system in package (“SIP”), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and outsourced test providers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 38% of our net sales in fiscal 2007 and 56% of our net sales in fiscal 2006. Sales to our ten largest customers accounted for 78% in the six months ended January 31, 2008 and 75% in the six months ended January 31, 2007. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

Our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor device manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected one test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well. Therefore, the opportunities to obtain orders from new customers may be limited.

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

We have selected Jabil Circuit, Inc. to manufacture our Fusion test systems. If for any reason Jabil cannot provide us with these products and services in a timely fashion, or at all, whether due to labor shortage, slow down or stoppage, deteriorating financial or business conditions or any other reason, we would not be able to sell or ship our Fusion family of products to our customers. All of the products Jabil tests and assembles for us are assembled in one facility in Massachusetts. If this facility were to become unable to meet our production requirements, transitioning assembly to an alternative Jabil facility could result in production delays of several weeks or more. In fiscal 2007 we announced plans to transition manufacturing of all X-Series products from Jabil’s facility in Massachusetts to Jabil’s Penang, Malaysia facility. If the transition to Jabil’s Malaysia facility is not successfully completed, or if Jabil Malaysia is unable to meet our production requirements, there would be production delays and we would not be able to ship products to our customers. We have no written supply agreement with Jabil. We also may be unable to engage alternative production and testing services on a timely basis or upon terms favorable to us, if at all.

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We are in the process of planning for and evaluating the impact of a directive to reduce the amount of hazardous materials in certain electronic components such as printed circuit boards. The directive is known as Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 on the restriction of the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from 1 July 2006. As a Semiconductor Test Equipment producer of large-scale stationary industrial tools, LTX product is exempt from the European WEEE and RoHS directives under section 6, Annex 1B of the WEEE Directive. The exemption lasts until 1 June 2010 and will likely be extended until 2014. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the six restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 25 Member States). We are uncertain as to the impact of compliance on future costs and supply of materials used to manufacture our equipment. Any interruption in supply due to the unavailability of lead free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 51% of our revenues for the six months ended January 31, 2008 and 64% of our revenues for the six months ended January 31, 2007. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Our recently announced plans to transition our outsource manufacturing to Penang, Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on January 31, 2008, our stock price ranged from a low of $2.25 to a high of $6.92. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We have $19.7 million in principal outstanding under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first six months of fiscal 2008 ending January 31, 2008. that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) The Company held its Annual Meeting of Stockholders on December 5, 2007.

(b) Stockholders elected Mark S. Ain, Samuel Rubinovitz and David G. Tacelli as Class III Directors to serve additional terms of three years. The Company’s other directors after the Annual Meeting are Messrs. Stephen M. Jennings and Robert E. Moore, who serve as Class I Directors, with their terms of office expiring at the 2008 Annual Meeting of Stockholders, and Messrs. Roger W. Blethen, Roger J. Maggs and Patrick S. Spratt, who serve as Class II Directors, with their terms of office expiring at the 2009 Annual Meeting of Stockholders.

(c) Matters voted upon and the results of the voting were as follows:

i.	Stockholders voted 56,094,596 shares FOR and 1,927,025 shares WITHHELD from the election of Mark S. Ain as Class III Director.

Stockholders voted 56,885,502 shares FOR and 1,136,119 shares WITHHELD from the election of Samuel Rubinovitz as Class III Director.

Stockholders voted 56,899,036 shares FOR and 1,122,585 shares WITHHELD from the election of David G. Tacelli as Class III Director.

ii.	Stockholders voted 57,703,991 shares FOR, 211,602 shares AGAINST, and 106,028 shares ABSTAINED regarding the vote to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its 2008 fiscal year.

Item 5.	Other Information

On March 7, 2008, LTX Corporation (the “Company”) entered into an Amendment to Rights Agreement (the “Amendment No. 3”), with EquiServe Trust Company, N.A., whereby the Company amended its Rights Agreement, dated as of April 30, 1999 (the “Rights Agreement”), to define Exempted Persons as State of Wisconsin Investment Board, provided that such party holds less than a certain specified percentage of the outstanding shares of the Company’s Common Stock. Amendment No. 3 further provides that in the event an Exempted Person’s beneficial ownership changes such that its resulting percentage ownership of the then outstanding shares of Common Stock is outside of the specified range set forth in the definition, then such entity will cease to be an Exempted Person at such time.

Amendment No. 3 is attached hereto as Exhibit 4.1 and is incorporated herein by reference. The foregoing description of Amendment No. 3 does not purport to be complete and is qualified in its entirety by reference to such Exhibit.

Item 6.	Exhibits

(i)	Exhibit 4.1 Amendment No. 3 dated March 7, 2008 to Rights Agreement dated as of April 30, 1999 between LTX Corporation and EquiServe Trust Company, N.A. as Rights Agent

(ii)	Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications

(iii)	Exhibit 32 Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX Corporation

Date: March 11, 2008	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)