Form 10-Q
period 2008-04-30
LTX CORP
filed 2008-06-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2008
Common Stock, $0.05 par value per share	62,810,085

LTX CORPORATION

LTX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2008	July 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,370	$63,302
Marketable securities	24,135	35,236
Accounts receivable—trade, net of allowances	21,326	22,479
Accounts receivable—other	779	1,475
Inventories	23,373	27,102
Prepaid expenses and other current assets	3,045	3,783

Total current assets	119,028	153,377
Property and equipment, net	28,933	32,483
Goodwill	14,762	14,762
Other assets	489	500

Total assets	$163,212	$201,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,800	$29,322
Accounts payable	10,314	15,333
Deferred revenues and customer advances	1,816	1,838
Other accrued expenses	11,847	19,605

Total current liabilities	28,777	66,098
Long-term debt, less current portion	14,000	17,900
Other long-term liabilities	4,141	4,016
Stockholders’ equity:
Common stock	3,135	3,123
Additional paid-in capital	572,826	568,966
Accumulated other comprehensive loss	(296)	(840)
Accumulated deficit	(459,371)	(458,141)

Total stockholders’ equity	116,294	113,108

Total liabilities and stockholders’ equity	$163,212	$201,122

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net product sales	$32,089	$25,843	$78,837	$94,894
Net service sales	7,231	7,171	21,139	22,631

Net sales	39,320	33,014	99,976	117,525
Cost of sales	18,903	18,000	50,276	61,333
Inventory related provision	—	4,175	—	4,175

Gross profit	20,417	10,839	49,700	52,017
Engineering and product development expenses	11,794	12,203	34,776	38,058
Selling, general and administrative expenses	6,611	6,778	20,044	20,276
Reorganization	—	—	—	(377)

Income (loss) from operations	2,012	(8,142)	(5,120)	(5,940)
Other income (expense)
Interest expense	(229)	(862)	(961)	(4,095)
Investment income	423	1,013	1,706	3,555

Net income (loss) before provision (benefit) for taxes	2,206	$(7,991)	(4,375)	$(6,480)
Provision (benefit) for income taxes	34	—	(3,145)	—

Net income (loss)	$2,172	$(7,991)	$(1,230)	$(6,480)

Net income (loss) per share:
Basic	$0.03	$(0.13)	$(0.02)	$(0.10)
Diluted	$0.03	$(0.13)	$(0.02)	$(0.10)
Weighted-average common shares used in computing net income (loss) per share:
Basic	62,678	62,147	62,552	62,065
Diluted	62,773	62,147	62,552	62,065

Comprehensive income (loss):
Net income (loss)	$2,172	$(7,991)	$(1,230)	$(6,480)
Unrealized gain (loss) on marketable securities	(124)	318	555	1,003
Pension liability loss	(2)	(7)	(11)	(27)

Comprehensive income (loss)	$2,046	$(7,680)	$(686)	$(5,504)

See accompanying Notes to Consolidated Financial Statements

LTX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,230)	$(6,480)
Add (deduct) non-cash items:
Stock-based compensation	3,551	3,135
Depreciation and amortization	9,235	10,614
Non-cash reorganization gain	—	(377)
Charge for inventory related provision	—	4,175
Benefit for income taxes	(3,251)	—
Other	54	253
Changes in operating assets and liabilities:
Accounts receivable	2,037	20,842
Inventories	3,754	(3,045)
Prepaid expenses	909	807
Other assets	(3)	2,223
Accounts payable	(5,057)	(5,386)
Accrued expenses	(4,284)	(12,183)
Deferred revenues and customer advances	(144)	(1,208)

Net cash provided by operating activities	5,571	13,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	11,639	44,892
Purchases of property and equipment	(5,732)	(7,781)

Net cash provided by investing activities	5,907	37,111

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	23	687
Vesting of RSUs	(124)	—
Proceeds from issuance of common stock under employees’ stock purchase plan	297	270
Payments of long term debt	(28,422)	(120,469)
Proceeds from term loan	—	20,000

Net cash used in financing activities	(28,226)	(99,512)
Effect of exchange rate changes on cash	(184)	299

Net decrease in cash and cash equivalents	(16,932)	(48,732)
Cash and cash equivalents at beginning of period	63,302	106,445

Cash and cash equivalents at end of period	$46,370	$57,713

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2007. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the nine months ended April 30, 2008 are not necessarily indicative of future trends or our results of operations for the entire year.

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

Revenue related to equipment sales is recognized when: (a) the Company has a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. Certain sales include payment terms tied to customer acceptance. If a portion of the payment is linked to product acceptance, which is 20% or less, the revenue is deferred on only the percentage holdback until payment is received or written evidence of acceptance is delivered to the Company. If the portion of the holdback is greater than 20%, the full value of the equipment is deferred until payment is received or written evidence of acceptance is delivered to the Company. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, (5) objective and reliable evidence of the fair value of the undelivered item(s) exists, (6) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company, and (7) if objective and reliable evidence of fair value exists for all units of accounting in the arrangement, the arrangement consideration is allocated based on the relative fair values of each unit of accounting. If the fair value of a delivered item is unknown, but the fair value of undelivered items are known, the residual method is used for allocating arrangement consideration which requires discounts in the sales value of the entire arrangement to be recognized in connection with the sale of the delivered items only. Revenue related to spare parts is recognized on shipment. Revenue related to maintenance and service contracts is recognized as services are rendered.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed”, relating to certain software development costs, were insignificant in the periods presented.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were not material for the three and nine months ended April 30, 2008 and 2007.

Income Taxes

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 108”). FIN 48 prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on August 1, 2007. The adoption of FIN 48 did not impact the consolidated financial results of operations or cash flow.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Foreign and United States jurisdictions are subject to income tax examinations by tax authorities for all years dating back approximately two to six years from April 30, 2008.

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

Subsequent to adopting FIN 48, the Company reduced its liability for uncertain tax positions by $3.3 million, as the statute of limitation on a previously identified position expired during the first quarter of fiscal year 2008. This event was reported as a discrete item in the quarter ended October 31, 2007, and the $3.3 million non-cash benefit was recorded in provision for income taxes of the Company’s consolidated statements of operations in the quarter ended October 31, 2007. No other provision for income taxes was recorded in the first quarter. The Company also does not anticipate that any of the remaining uncertain tax positions will be significantly increased or decreased over the next 12 month period.

In addition, the Company recently conducted a study of the net operating loss (NOL) carry forwards and research and development (R&D) credit carry forwards to determine whether such amounts are limited under Internal Revenue Code (“IRC”) Sec. 382. As of July 31, 2007, the Company has undergone no changes in ownership as described in IRC Sec. 382 in any of the NOL or R&D credit carry forward years. The Company will continue to monitor its ownership to determine if future IRC Sec. 382 limitation events occur.

The Company recognizes interest and penalties related to uncertain tax positions in provision for income taxes. As of August 1, 2007, the Company had accrued $786,000 of interest and penalties related to uncertain tax positions. Of this amount, $486,000 of accrued interest and penalties was de-recognized in the first quarter, as the statute of limitation on the underlying uncertain tax position expired.

Accounting for Stock-Based Compensation

The Company has five stock option plans: the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”) and, in addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech. The Company can only grant options from the 2004 Plan. Under the terms of the 2004 Plan, any unused shares of Common Stock as a result of termination, surrender, cancellation or forfeiture of options from the 2001 Plan and the 1999 Plan will be available for grant of equity awards under the 2004 Plan. The 2004 Plan provides for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and also allows both restricted stock awards and stock awards. Options under this plan are exercisable over vesting periods, which typically have been three to four years from the date of grant. The general term of the Company’s stock options is ten years. The Company’s policy of issuing shares is to either buy shares in the open market or issue new shares. The Company’s general practice has been to issue new shares. In fiscal 2005, the Company granted 533,750 options tied to certain performance milestones. As of April 30, 2008, 100% of these options have vested as they have met the performance milestones. During the quarter ended January 31, 2006, the Company granted 983,600 restricted stock units (“RSUs”). Of the 983,600 RSUs, vesting for 742,600 is tied to certain profit break-even milestones for executives. The first milestone was achieved May 16, 2006, resulting in 185,650 shares vesting on May 16, 2006. The remaining executive RSUs vest annually over three years on May 16 of each year which started on May 16, 2007. The remaining 241,000 RSUs are service vested for key employees over a four year period, including 60,250 shares that vested on May 16, 2006, when the Company achieved a profit break-even milestone. The remaining shares vest annually over three years on May 16 of each year which started on May 16, 2007. During the quarter ended October 31, 2006, the Company granted 973,000 RSUs. Of the 973,000 RSUs, vesting for 721,000 is tied to certain profit milestones for executives. As of April 30, 2008, none of the performance milestones have been met. The remaining 252,000 RSUs are service vested for key employees and are earned over a four year period. For the quarter ended January 31, 2007, 62,300 RSUs were granted to directors to vest over three years, and 5,000 RSUs were granted to employees to vest over four years. For the quarter ended April 30, 2007, 15,000 RSUs were granted to employees to vest over four years. During the quarter ended October 31, 2007, the Company granted 925,000 RSUs that will vest over a four year period beginning on September 19, 2008. Of the 925,000 RSUs granted during the quarter ended October 31, 2007, 645,000 were granted to executives. For the quarter ended January 31, 2008, 84,000 RSUs were granted to directors to vest over three years, and 5,000 RSUs were granted to employees to vest over four years. For the quarter ended April 30, 2008, 19,500 RSUs were granted to employees to vest over four years.

Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. For the three months ended April 30, 2008 and 2007, the Company recorded expense of approximately $1.1 million and $0.9 million, respectively, in connection with its share-based payment awards. As of April 30, 2008, there is approximately $5.9 million of unrecognized compensation expense related to share-based payments to employees that will be recognized over the next 16 quarters.

The following table presents stock-based compensation expense included in the Company’s unaudited consolidated statements of operations (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Cost of sales	$27	$25	$90	$82
Engineering and product development expenses	337	242	1,053	836
Selling, general and administrative expenses	737	587	2,408	2,217

Total stock-based compensation expense	$1,101	$854	$3,551	$3,135

The following is a summary of activities for the Company’s Stock Option Plans for the three months ended April 30, 2008:

Stock Option Activity

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	8,073,856	$10.15
Granted	—	—
Exercised	(4,500)	2.81
Forfeited	(19,037)	6.65

Options outstanding, end of period	8,050,319	10.17

Options exercisable	7,799,203	10.33

Share-based awards available for future grant	2,359,832	N/A

Share-based awards available for future grant include both restricted stock awards and stock option awards.

RSU Activity

	Three Months Ended April 30, 2008
	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of period	2,329,168	$4.36
Granted	19,500	3.14
Vested	(4,950)	2.73
Forfeited	(12,000)	4.20

RSUs outstanding, end of period	2,331,718	$4.34

Product Warranty Costs

The Company’s products are sold with warranty provisions that require the Company to remedy deficiencies in quality or performance of its products over a specified period of time at no cost to its customers. The Company’s policy is to establish warranty reserves at levels that represent its estimate of the costs that will be incurred to fulfill those warranty requirements at the time that revenue is recognized.

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the nine months ended April 30, 2008 and 2007:

	Nine Months Ended April 30,
Product Warranty Activity	2008	2007
	(in thousands)
Balance at beginning of period	$1,819	$3,543
Warranty expenditures for current period	(1,592)	(2,580)
Changes in liability related to pre-existing warranties	(136)	(599)
Provision for warranty costs in the period	1,289	1,840

Balance at end of period	$1,380	$2,204

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities and the effects of the Company’s pension liability gain or loss.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Net income (loss)	$2,172	$(7,991)	$(1,230)	$(6,480)
Basic Earnings Per Share
Basic common shares	62,678	62,147	62,552	62,065
Basic EPS	$0.03	$(0.13)	$(0.02)	$(0.10)
Diluted Earnings Per Share
Basic common shares	62,678	62,147	62,552	62,065
Plus: impact of stock options and RSUs	95	—	—	—

Diluted common shares	62,773	62,147	62,552	62,065
Diluted EPS	$0.03	$(0.13)	$(0.02)	$(0.10)

For the three and nine months ended April 30, 2008 and for the three and nine months ended April 30, 2007, options to purchase shares of common stock of 7,856,070, 7,808,370, 6,214,436 and 6,231,836, respectively, were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share for the three and nine months ended April 2008 and for the three and nine months ended April 2007 excludes 653,000 RSUs, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of repurchase agreements and commercial paper. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company’s investment policy prohibits investments in certain securities with some elements of risk, such as Auction Rate Securities. The Company does not have any investments in Auction Rate Securities as of April 30, 2008.

The realized profits, losses and interest are included in investment income in the Company’s Consolidated Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no impairment losses recorded for the three and nine months ended April 30, 2008 and April 30, 2007.

At April 30, 2008 and July 31, 2007, there was no cash restricted from withdrawal.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out method, and include materials, labor and manufacturing overhead. Inventories consisted of the following at:

	April 30, 2008	July 31, 2007
	(in thousands)
Purchased components and parts	$13,590	$20,317
Units-in-progress	2,370	529
Finished units	7,413	6,256

	$23,373	$27,102

The Company’s policy is to establish inventory reserves when conditions exist that indicate its inventory may be in excess of anticipated demand or is obsolete based upon its assumptions about future demand for its products or market conditions. The Company regularly evaluates the ability to realize the value of its inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, the Company’s reserves are intended to reduce the carrying value of its inventory to its net realizable value. As of April 30, 2008 and July 31, 2007, the Company’s inventory is stated net of inventory reserves of $36.2 million and $41.4 million, respectively. If actual demand for the Company’s products deteriorates or market conditions are less favorable than those that the Company projects, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had no sales of previously reserved inventory during the three months ended April 30, 2008. The Company recognized sales of previously written off inventory of $1.4 million for the three months ended April 30, 2007 and none in the three months ended April 30, 2008. The Company recognized sales of previously written off inventory of $1.2 million and $4.4 million for the nine months ended April 30, 2008 and 2007, respectively. The $1.2 million recorded for the nine months ended April 30, 2008 represents the gross cash received from the customer. The net incremental gross margin and net income effect for these transactions did not have a significant impact on operating margins.

Property and Equipment

Property and equipment is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Machinery, equipment and internally manufactured systems include spare parts used for service and LTX test systems used internally for testing components, engineering and applications development. Repairs and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	April 30, 2008	July 31, 2007	Depreciable Life In Years
	(in thousands)
Machinery, equipment and internally manufactured systems	$99,680	$98,827	3-7
Office furniture and equipment	3,122	3,035	3-7
Leasehold improvements	10,168	8,659	10 or term of lease

	112,970	110,521
Less accumulated depreciation and amortization	(84,037)	(78,038)

Property and equipment, net	$28,933	$32,483

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. There were no significant impairment losses for the nine months ended April 30, 2008 and April 30, 2007.

Goodwill and Other Intangibles

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives not be amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Intangible assets are recorded at historical cost. Intangible assets acquired in an acquisition, including purchased research and development, are recorded under the purchase method of accounting. Assets acquired in an acquisition are recorded at their estimated fair values at the date of acquisition. Management uses a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. If the carrying value of the Company’s goodwill is in excess of the present value of the expected future cash flows, the carrying value of goodwill is written down to fair value in the period identified.

Goodwill totaling $14.8 million at April 30, 2008 and July 31, 2007, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. Since the Company operates as a single reporting unit under SFAS No. 142, goodwill is evaluated for impairment annually based on the Company’s enterprise value, or more frequently if indicators of impairment develop.

3. SEGMENT REPORTING

The Company operates predominantly in one industry segment: the design, manufacture and marketing of automatic test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three and nine months ended April 30, 2008 and 2007, along with the long-lived assets at April 30, 2008 and July 31, 2007, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
	(in thousands)
Net Sales:
United States	$12,733	$6,418	$42,706	$37,028
Taiwan	1,759	857	4,377	4,225
Japan	1,224	1,007	3,266	4,313
Singapore	9,996	1,610	18,717	13,014
Philippines	1,853	15,833	6,911	33,639
All other countries	11,755	7,289	23,999	25,306

Total Net Sales	$39,320	$33,014	$99,976	$117,525

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

Long-lived assets consist of property and equipment and goodwill.

	April 30, 2008	July 31, 2007
	(in thousands)
Long-lived Assets:
United States	$40,242	$43,881
Taiwan	58	65
Japan	180	232
Singapore	1,745	1,845
All other countries	1,470	1,222

Total Long-lived Assets	$43,695	$47,245

4. REORGANIZATION CHARGES

There were no significant reorganization charges recorded for the nine months ended April 30, 2008 and for the prior twelve months ended July 31, 2007.

The Company initiated and completed several reorganization actions during the fiscal year ended July 31, 2006.

The following table sets forth the Company’s reorganization accrual activity for fiscal 2007 and the nine months ended April 30, 2008:

	Severance Costs	Equipment leases	Facility leases	Total
	(in millions)
Balance July 31, 2006	$2.1	$4.1	$1.8	$8.0
Additions (reductions) to expense	(0.4)	—	—	(0.4)
Elimination of deferred gain	—	(1.6)	—	(1.6)
Non-cash utilization	(0.4)	—	0.2	(0.2)
Cash paid	(0.7)	(1.7)	(1.0)	(3.4)

Balance July 31, 2007	0.6	0.8	1.0	2.4
Additions to expense	—	—	—	—

Non-cash utilization	(0.1)	—	—	(0.1)
Cash paid	(0.1)	(0.8)	(0.4)	(1.3)

Balance April 30, 2008	$0.4	$—	$0.6	$1.0

5. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2008 or July 31, 2007.

Subject to certain limitations, LTX indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX could be required to make under these agreements is theoretically unlimited, as there are no known or pending claims, the Company has not accrued a liability for these agreements as of April 30, 2008 or July 31, 2007.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at April 30, 2008, are as follows:

Lease Commitments:

Year ending July 31,	(in thousands)
May 2008 - July 2008	$603
2009 - 2010	4,193
2011 - 2012	2,858
Thereafter	3,743

Total minimum lease payments	$11,397

Other accrued expenses consisted of the following as of April 30, 2008 and July 31, 2007:

Other Accrued Expenses:

	(in thousands)
	April 30, 2008	July 31, 2007
Accrued compensation	$4,252	$4,823
Accrued income and local taxes	2,206	5,596
Product warranty	1,380	1,819
Accrued restructuring	957	2,223
Accrued interest	63	2,280
Other accrued expenses	2,989	2,864

Total other accrued expenses	$11,847	$19,605

6. LONG TERM DEBT

Long-term debt consists of the following:

	(in thousands)
	April 30, 2008	July 31, 2007
Convertible subordinated notes	$—	$27,220
Bank term loan	18,800	20,000
Other	—	2

Total debt	18,800	47,222
Less: current portion	(4,800)	(29,322)

Long-term debt, less current portion	$14,000	$17,900

On August 8, 2001, the Company received net proceeds of $145.2 million from a private placement of $150 million, 4.25% Convertible Subordinated Notes (“the Notes”) due 2006. The private placement was effected through a Rule 144A offering to qualified institutional buyers. Interest on the Notes was payable on February 15 and August 15 of each year, commencing February 15, 2002. The Notes were convertible into shares of the Company’s common stock at any time prior to the close of business on August 15, 2006, unless previously redeemed, at a conversion price of $29.04 per share, subject to certain adjustments. Prior to August 19, 2004, the Company could have redeemed any of the Notes at a certain redemption price, plus accrued interest, if the closing price of the common stock exceeded 150% of the conversion price for at least 20 trading days in any consecutive 30-day trading period and certain other conditions are satisfied. On or after August 19, 2004, the Company could have redeemed any of the Notes at designated redemption prices, plus accrued interest. The Notes were unsecured and subordinated in right of payment in full to all existing and future senior indebtedness of the Company. Expenses associated with the offering of approximately $4.8 million were being amortized using the straight-line method, which approximates the effective interest method, over the term of the Notes. The stated interest rate was 4.25% and the effective rate was 4.39% due to the amortization of capitalized costs associated with the offering. During the fourth fiscal quarter of 2005, the Company repurchased $61.7 million of the outstanding principal balance. On November 14, 2005, the Company refinanced this debt by exchanging $27.2 million in aggregate principal amount of existing notes plus all accrued and unpaid interest on the outstanding notes for an equal principal amount of new notes due August 2007 with an interest rate of 4.25%. The principal balance of these notes of $27.2 million was paid in full on August 15, 2007.

On June 3, 2005, the Company closed a $60.0 million term loan with a commercial lender (the “2005 Loan Agreement”). The loan had a five year term. Interest was at the lender’s variable prime rate and was payable monthly. The Company entered into a new Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with a commercial lender to modify the existing $60.0 million term loan. Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month (first payment made on January 1, 2008)

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of July 31, 2007 and April 30, 2008.

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

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this standard will not have any impact on the Company’s financial condition or results of operations.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and outsourced test providers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 38% of our net sales in fiscal 2007 and 56% of our net sales in fiscal 2006. Sales to our ten largest customers accounted for 80% in the nine months ended April 30, 2008 and in the nine months ended April 30, 2007. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through the fiscal year ended July 31, 2007 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we continue to invest significant amounts in engineering and product development to develop and enhance our Fusion platform during industry slowdowns. For fiscal 2007, engineering and product development expense was $50.0 million, or 33.9% of net sales, as compared to $53.8 million, or 24.9% of net sales, in fiscal 2006. Engineering and product development expense decreased sequentially on a quarterly basis during fiscal 2006 and 2007 and has remained at a targeted level of approximately $11.5 million to $12.5 million per quarter for the last six quarters. Engineering and product development expense for the first nine months of fiscal 2008 was $34.8 million as compared to $38.1 million for the first nine months of fiscal 2007. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our Fusion platform to meet or exceed the technical specifications required for the testing of advanced semiconductor devices in a cost-efficient manner. Current investment in engineering and product development is focused on enhancements to and additions to our product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate the Fusion platform from the product offerings of our competitors.

In addition, over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing fixed manufacturing costs associated with direct labor and overhead. In fiscal 2002, we completed the transition of our final assembly, system integration and testing operations for Fusion HF to Jabil Circuit. In fiscal 2004, we completed the transition of our Fusion HFi, CX and DX manufacturing to Jabil Circuit. In fiscal 2005, we added Fusion EX, in fiscal 2006, we added Fusion MX and in fiscal 2007, we added Fusion LX to Fusion testers manufactured by Jabil Circuit. We have announced plans to transition manufacturing of all X-Series products from the Jabil facility in Massachusetts to Jabil’s Penang, Malaysia facility. This strategy will further reduce our manufacturing costs. We believe that transforming product manufacturing costs from fixed into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

During fiscal years 2005 and 2006, we took several additional cost reduction measures to further mitigate the adverse effect of cyclical downturns on our profitability. Our total worldwide headcount was reduced from 635 employees and 55 temporary workers at the end of fiscal 2004 to 450 employees and 14 temporary workers as of April 30, 2008. In addition, we continue to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

We are also exposed to the risks associated with the volatility of the U.S. and global economies. The lack of visibility regarding whether or when there will be sustained growth periods for the sale of electronic goods and information technology equipment, and uncertainty regarding the amount of sales, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of a slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting policies with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed our critical accounting policies as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2007. For the three and nine months ended April 30, 2008, there have been no changes to these critical accounting policies.

In July, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted FIN 48 on August 1, 2007. The adoption of FIN 48 did not impact our results of operations, financial condition or cash flow.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.1	67.1	50.3	55.7

Gross profit	51.9	32.9	49.7	44.3
Engineering and product development expenses	30.0	37.0	34.8	32.3
Selling, general and administrative expenses	16.8	20.5	20.0	17.3
Reorganization	—	—	—	(0.3)

Income (loss) from operations	5.1	(24.6)	(5.1)	(5.0)
Other income (expense):
Interest expense	(0.6)	(2.6)	(1.0)	(3.5)
Investment income	1.1	3.0	1.7	3.0

Income (loss) before taxes	5.6	(24.2)	(4.4)	(5.5)
Provision (benefit) for income taxes	0.1	—	(3.2)	—

Net income (loss)	5.5%	(24.2)%	(1.2)%	(5.5)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Three and Nine Months Ended April 30, 2008 Compared to the Three and Nine Months Ended April 30, 2007.

Net sales. Net sales consist of both semiconductor test equipment and related hardware and product support, and maintenance services, net of returns and allowances. Net sales for the three months ended April 30, 2008 increased 19.1% to $39.3 million as compared to $33.0 million in the same quarter of the prior year. The increase in net sales for the three months ended April 30, 2008 as compared to April 30, 2007, is principally due to increased sales of X–Series products to new customers. Net sales for the nine months ended April 30, 2008 decreased 14.9% to $100.0 million as compared to $117.5 million for the same nine month period of the prior year. The decrease in net sales in the nine months ended April 30, 2008 as compared to the same period in the prior year is due to an overall industry-wide slowdown which began during the fourth quarter of fiscal year 2006 and has continued into the first, second and third quarters of fiscal year 2008. During the second half of calendar year 2006, which is the first half of our fiscal 2007, semiconductor device manufacturers reduced their capital equipment spending levels in line with these adverse conditions resulting in a decreased demand for new purchases of automated semiconductor test equipment.

Service revenue, included in net sales, accounted for $7.2 million, or 18.4% of net sales, and $7.2 million, or 21.7% of net sales, for the three months ended April 30, 2008 and 2007, respectively, and $21.1 million or 21.1% of net sales, and $22.6 million or 19.3% of net sales for the nine months ended April 30, 2008 and 2007, respectively. The decrease in service revenue for the nine month period is primarily a result of the increased adoption of our newer X-Series products which carry a higher degree of reliability and lower service cost than our legacy products.

Geographically, sales to customers outside of the United States were 67.6% and 80.6% of net sales for the three months ended April 30, 2008 and 2007, respectively, and 57.3% and 68.5% of net sales for the nine months ended April 30, 2008 and 2007, respectively. The decrease in sales to customers outside the United States was a result of the overall industry wide slowdown impacting the majority of our customer base. A significant portion of our products is shipped to semiconductor device manufacturers whose test and assembly operations are performed in Asia and to Asian subcontractors. Both of these areas were negatively impacted by the overall industry-wide economic conditions

Gross profit margin. The gross profit margin was $20.4 million from $39.3 million of net sales or 51.9% of net sales in the three months ended April 30, 2008, as compared to $10.8 million from $33.0 million of net sales or 32.9% of net sales in the same quarter of the prior year. Gross profit margin as a percentage of net sales for the three months ended April 30, 2008 compared to the same period ended April 30, 2007 increased primarily as a result of higher sales volume, more favorable X-Series product mix and a $4.2 million Fusion HFi-related inventory provision recorded in the quarter ended April 30, 2007. The inventory provision accounted for 12.6% points of the decrease in gross profit margin percentage in the prior quarter ended April 30, 2007. For the nine months ended April 30, 2008, the gross profit margin was $49.7 million from $100.0 million of net sales or 49.7% of net sales as compared to $52.0 million from $117.5 million of net sales or 44.3% of net sales for the nine months ended April 30, 2007. The 5.4% point increase in gross profit margin percentage of net sales on lower net sales for the nine month periods was a result of more favorable X-Series product mix and 3.5% points related to the $4.2 million inventory related provision recorded in the three months ended April 30, 2007.

Inventory related provision. There were no inventory related provisions recorded for the three and nine months ended April 30, 2008. For the quarter ended April 30, 2007, we recorded a $4.2 million inventory related provision related to the Fusion HFi product line. The provision was required as a result of two major factors that materialized during the quarter. First, our assessment of a decrease in our Fusion HFi customers’ demand for HFi due to the softness in the markets they serve and second, the projected impact from our customers who have increased adoption of our X-Series platform by transferring test capacity from HFi to a lower cost-to-test X-Series alternative.

Engineering and product development expenses. Engineering and product development expenses were $11.8 million, or 30.0% of net sales, in the three months ended April 30, 2008, as compared to $12.2 million, or 37.0% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2008, engineering and product development expenses were $34.8 million, or 34.8% of net sales, compared to $38.1 million, or 32.3% of net sales for the nine months ended April 30, 2007. The decrease in engineering and product development expenses for the three and nine months ended April 30, 2008 as compared to the three and nine months ended April 30, 2007 is principally a result of completion during fiscal 2006 and fiscal 2007 of next generation Fusion product development projects for the Fusion X-Series product line. Additionally, we have been able to leverage and re-use X-Series engineering development initiatives across a broader range of applications than in the past with our Fusion HF and HFi products. This trend has resulted in more efficient use of engineering resources and lower costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.6 million, or 16.8% of net sales, in the three months ended April 30, 2008, as compared to $6.8 million, or 20.5% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2008, selling, general and administrative expenses were $20.0 million, or 20.0% of net sales as compared to $20.3 million, or 17.3% of net sales for the nine months ended April 30, 2007. Selling, general and administrative expenses are primarily made up of employee compensation and benefits, travel, information technology, sales commissions and legal and audit fees. Each of these expense categories continue to run on plan and have not fluctuated in any significant manner over the past nine months.

Reorganization. There were no reorganization costs recorded in the nine months ended April 30, 2008. For the nine months ended April 30, 2007, we re-evaluated the requirements of our reorganization accrual for severance and recognized a gain of $0.4 million in the nine months ended April 30, 2007.

Interest expense. Interest expense was $0.2 million for the three months ended April 30, 2008 as compared to $0.9 million for the three months ended April 30, 2007. For the nine months ended April 30, 2008, interest expense was $1.0 million compared to $4.1 million for the same period in 2007. Interest expense for the three and nine months ended April 30, 2008 relates to our bank term loan which bears interest at the prime rate minus 1.25%. The decrease in interest expense for all comparative periods presented is primarily a result of the decrease in our convertible subordinated notes balance which was paid in full on August 15, 2007.

Investment income. Investment income was $0.4 million for the three months ended April 30, 2008, as compared to $1.0 million for the three months ended April 30, 2007. For the nine months ended April 30, 2008, investment income was $1.7 million, compared to $3.6 million for the same period in 2007. The decrease was due to lower cash balances resulting from the cash utilized to pay off our convertible subordinated notes on August 15, 2007.

Income tax. We recorded $0.1 million income tax expense relating to taxable income in foreign locations for the nine months ended April 30, 2008. We have recorded no US income tax benefit in loss periods due to the uncertainty related to utilization of net operating loss carry forwards. As a result of a review undertaken at April 30, 2008 and 2007 and our cumulative loss position at those dates, management concluded that it was appropriate to maintain a full valuation allowance for our net operating loss carry forwards and our other net deferred tax assets.

We recorded a one time tax benefit of $3.3 million for the three months ended October 31, 2007 related to the de-recognition of a liability related to an uncertain tax position. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with a former supplier. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering the reversal of the reserve and recognition of a non-cash benefit recorded in the quarter ended October 31, 2007.

Net income (loss). Net income was $2.2 million, or $0.03 per diluted share, in the three months ended April 30, 2008, as compared to a net loss of $8.0 million, or $0.13 per diluted share, in the same quarter of 2007. The $10.2 million increase in net income was principally due to higher net sales and gross profit related to a more favorable product mix with the higher margin X-Series products contributing a larger percentage of net sales, and the $4.2 million inventory related provision recorded in the three months ended April 30, 2007 which did not recur in the three months ended April 30, 2008.

For the nine months ended April 30, 2008, net loss was $1.2 million as compared to a net loss of $6.5 million for the nine months ended April 30, 2007. The $5.3 million decrease in net loss was due primarily to an increase in gross profit margin related to the $4.2 million inventory provision recorded in the three months ended April 30, 2007, which did not recur in the three months ended April 30, 2008, reduced engineering and product development expenses of approximately $3.3 million, a favorable impact of $3.3 million related to the tax benefit booked in the first quarter and $1.3 million lower net interest cost due to the reduction in debt. Notwithstanding these positive developments was a decrease in net sales of $17.5 million over this same nine month period, which reduced gross profit margin by approximately $6.5 million, excluding the $4.2 million inventory provision.

Liquidity and Capital Resources.

As of April 30, 2008, we had $70.5 million in cash and cash equivalents and marketable securities and net working capital of $90.3 million, as compared to $98.5 million of cash and cash equivalents and marketable securities and $87.3 million of net working capital at July 31, 2007. The decrease in the cash and cash equivalents and marketable securities was due primarily to the $28.4 million principal and interest payment related to the 4.25% Convertible Subordinated Notes due in August 2007. Our investment policy prohibits investments in certain securities with some elements of risk, such as Auction Rate Securities. We do not have any investments in Auction Rate Securities as of April 30, 2008.

Accounts receivable from trade customers, net of allowances, was $21.3 million at April 30, 2008, as compared to $22.5 million at July 31, 2007. The principal reason for the $1.2 million decrease in accounts receivable is a result of the timing of shipments within the quarter when comparing the quarter ended April 30, 2008 to the quarter ended July 31, 2007.

Accounts receivable from other sources, principally amounts due from vendors, decreased from the July 31, 2007 balance of $1.5 million to $0.8 million at April 30, 2008. The decrease is a result of shifting the purchasing of certain components by LTX to direct purchases by our outsource providers.

Net inventories decreased by $3.7 million to $23.4 million at April 30, 2008 as compared to $27.1 million at July 31, 2007 as we continue to utilize slower moving but active inventory in our manufacturing process.

Prepaid expenses and other current assets decreased by $0.8 million to $3.0 million at April 30, 2008 as compared to $3.8 million at July 31, 2007. The major reason for the decrease was due to $0.7 million use of the cash surrender value of life insurance policies used to fund our deferred compensation plan which was terminated and liquidated in the quarter ended January 31, 2008.

Capital expenditures totaled $5.7 million for the nine months ended April 30, 2008, as compared to $7.8 million for the nine months ended April 30, 2007. Expenditures for the nine months ended April 30, 2008 included $1.4 million of leasehold improvements related to relocating to a new development facility in Milpitas, California and $4.3 million of equipment-related capital expenditures to support the X-Series product line.

On June 3, 2005, we closed a $60.0 million term loan with a commercial lender (the “2005 Loan Agreement”). The loan had a five year term. Interest was at the lender’s variable prime rate and was payable monthly. We entered into a new Loan and Security Agreement (the “2006 Loan Agreement”), dated as of December 7, 2006, with a commercial lender to modify the existing $60.0 million term loan. Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of LTX located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month (first payment made on January 1, 2008)

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of April 30, 2008 and July 31, 2007.

In connection with the 2006 Loan Agreement, LTX has terminated the 2005 Loan Agreement and has repaid all outstanding amounts under the 2005 Loan Agreement. The net effect of this transaction reduced existing cash on hand by approximately $36.0 million in the quarter ended January 31, 2007.

We had a second credit facility with another lender for a revolving credit line of $5.0 million. This facility was secured by cash and marketable securities. This line of credit was used to secure obligations of operating leases and existing stand-by letters of credit. The facility expired and was not renewed on October 31, 2007.

We had a non-qualified deferred compensation plan for senior management and other highly compensated employees. We had two plans that have been discontinued with respect to new deferrals: (i) the LTX Corporation Deferred Compensation Plan that was adopted effective December 1, 2001, (referred to herein as the “Frozen Plan”) and (ii) a newer plan that complies with the requirements of Code Section 409A and related Treasury guidance and that governs all amounts deferred on or after January 1, 2005 (referred to herein as the “New Plan”). The Frozen Plan’s and New Plan’s accumulated balances were distributed in a lump sum payment of approximately $2.3 million and $0.8 million in January 2007 and January 2008, respectively, with the proceeds from the cash surrender value of the insurance policy used to fund this plan. The proceeds and related liability associated with these plans were reported as prepaid expenses and other current assets, and other accrued expenses, respectively. The plan is closed as of April 30, 2008 with no assets or liabilities remaining.

We have a defined benefit pension plan for our operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX (Europe) Limited, (“UK”). The plan has 71 participants of which 2 remain as active employee members and 69 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. Annually, we obtain an actuarial valuation of the pension plan. The plan was under-funded as of April 30, 2008 by $3.7 million. We have recorded this liability as other long-term liabilities of $3.4 million and other accrued expenses of $0.3 million on the consolidated balance sheet as of April 30, 2008. Cash payments are projected to be approximately $0.3 million in fiscal 2008 and actual cash payments were $0.4 million in fiscal 2007.

We operate in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. To mitigate the risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents and marketable securities, cash flows expected to be generated by future operating activities, our access to capital markets for competitively priced instruments and funds available under our credit facilities will be sufficient to meet our cash requirements over the next twelve to twenty-four months, which includes the payment of the outstanding principal installments of the 2006 Loan Agreement discussed above.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our bank term loan, facilities, leases, inventory purchase commitments and other operating leases. Since the quarter ended October 31, 2007, there have been no material changes in these contractual obligations. Please refer to the Liquidity and Capital Resources section of our Form 10-Q filed with the SEC for the period ended October 31, 2007.

In addition to the contractual obligations mentioned above, our other accrued expense balance includes $1.2 million for uncertain tax positions, including penalties and interest, as of April 30, 2008.

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. An overall industry-wide slowdown began during the fourth quarter of fiscal year 2006 and has continued into the first, second and third quarters of fiscal 2008. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and outsourced test providers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Sales to Texas Instruments accounted for 38% of our net sales in fiscal 2007 and 56% of our net sales in fiscal 2006. Sales to our ten largest customers accounted for 80% in the nine months ended April 30, 2008 and the nine months ended April 30, 2007. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 57% of our revenues for the nine months ended April 30, 2008 and 69% of our revenues for the nine months ended April 30, 2007. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Our recently announced plans to transition our outsource manufacturing to Penang, Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on April 30, 2008, our stock price ranged from a low of $2.28 to a high of $6.29. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have substantial indebtedness.

We have $18.8 million in principal outstanding under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We are in the process of planning for and evaluating the impact of a directive to reduce the amount of hazardous materials in certain electronic components such as printed circuit boards. The directive is known as Directive 2002/95/EC of the European Parliament and of the Council of January 27, 2003 on the restriction of the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from July 1, 2006. As a Semiconductor Test Equipment producer of large-scale stationary industrial tools, LTX product is exempt from the European WEEE and RoHS directives under section 6, Annex 1B of the WEEE Directive. The exemption lasts until June 1, 2010 and will likely be extended until 2014. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the six restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 25 Member States). We are uncertain as to the impact of compliance on future costs and supply of materials used to manufacture our equipment. Any interruption in supply due to the unavailability of lead free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risk exposure since the filing of the 2007 Annual Report on Form 10-K.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first nine months of fiscal 2008 ending April 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

LTX Corporation

Date: June 9, 2008	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)