Form 10-Q
period 2008-10-31
LTX-CREDENCE CORP
filed 2008-12-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-10761

LTX-CREDENCE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2594045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1421 California Circle, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

(408) 635-4300

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2008
Common Stock, $0.05 par value per share	126,429,269 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2008	July 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,302	$51,052
Marketable securities	16,989	20,410
Accounts receivable—trade, net of allowances of $813 and $659, respectively	43,609	24,160
Accounts receivable—other, net of allowances of $13 and $7, respectively	393	1,245
Inventories	41,519	22,505
Deferred income taxes	9,473	—
Prepaid expenses and other current assets	16,681	2,750

Total current assets	248,966	122,122
Property and equipment, net	52,668	27,213
Intangible assets, net	35,736	—
Goodwill	43,394	14,368
Other assets (includes $6,270 and $0, respectively in restricted cash)	15,337	6,024

Total assets	$396,101	$169,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,849	$5,700
Accounts payable	29,942	14,058
Deferred revenues and customer advances	13,298	1,777
Accrued restructuring	14,504	915
Other accrued expenses	48,248	13,166

Total current liabilities	113,841	35,616
Long-term debt, less current portion	60,628	12,200
Long-term deferred income taxes	9,471	—
Other long-term liabilities	19,831	4,631
Stockholders’ equity:
Common stock	6,321	3,150
Additional paid-in capital	691,789	573,736
Accumulated other comprehensive loss	(1,689)	(865)
Accumulated deficit	(504,091)	(458,741)

Total stockholders’ equity	192,330	117,280

Total liabilities and stockholders’ equity	$396,101	$169,727

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2008	2007
Net product sales	$31,244	$22,881
Net service sales	15,889	6,754

Net sales	47,133	29,635
Cost of sales	26,326	15,179
Inventory-related provision	13,682	—

Gross profit	7,125	14,456
Engineering and product development expenses	18,559	11,636
Selling, general and administrative expenses	16,290	6,511
Impairment charges	5,020	—
Amortization of purchased intangible assets	2,964	—
Acquired in-process research and development	6,200	—
Restructuring	3,863	—

Loss from operations	(45,771)	(3,691)
Other income (expense):
Interest expense	(1,039)	(473)
Investment income	931	689
Other income	839	—
Gain on extinguishment of debt, net	263	—

Loss before provision (benefit) for income taxes	(44,777)	(3,475)
Provision (benefit) for income taxes	573	(3,251)

Net loss	$(45,350)	$(224)

Net loss per share:
Basic and Diluted	$(0.42)	$0.00
Weighted-average common shares used in computing net loss per share:
Basic and Diluted	106,936	62,469
Comprehensive income (loss):
Net loss	$(45,350)	$(224)
Unrealized gain (loss) on marketable securities	(280)	234
Cumulative translation adjustment	(668)	—
Pension liability gain	124	10

Comprehensive income (loss)	$(46,174)	$20

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,350)	$(224)
Add (deduct) non-cash items:
Inventory-related provision	13,682	—
Stock-based compensation	1,092	972
Depreciation and amortization	9,084	3,078
Benefit for income taxes	—	(3,251)
Acquired in-process research and development	6,200	0
Gain on extinguishment of debt, net	(263)	—
Impairment charges	5,020	—
Other	(8)	40
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	21,350	(4,639)
Inventories	(10,311)	1,262
Prepaid expenses	2,784	(164)
Other assets	239	(23)
Accounts payable	682	(710)
Accrued expenses	(3,674)	(2,753)
Deferred revenues and customer advances	(1,248)	(142)

Net cash used in operating activities	(721)	(6,554)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from merger with Credence Systems Corporation, net of fees paid	135,065	—
Maturities of marketable securities	5,388	5,986
Purchases of property and equipment	(3,001)	(3,360)

Net cash provided by investing activities	137,452	2,626
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(388)	(70)
Payments of debt	(900)	(27,221)
Payments of convertible senior subordinated notes	(64,784)	—

Net cash used in financing activities	(66,072)	(27,291)
Effect of exchange rate changes on cash	(1,409)	73

Net increase (decrease) in cash and cash equivalents	69,250	(31,146)
Cash and cash equivalents at beginning of period	51,052	63,302

Cash and cash equivalents at end of period	$120,302	$32,156

NONCASH INVESTING ACTIVITY:
CREDENCE BUSINESS MERGER
Fair value of tangible assets acquired	$141,355
Fair value of liabilities assumed	(233,042)
Fair value of stock issued	(117,723)
Fair value of stock options and RSUs exchanged	(2,863)
Cost in excess of fair value (Goodwill)	29,478
Fair value of acquired identifiable intangible assets	38,700
In-process research and development	6,200
Less acquisition costs paid	2,830

Net cash received from merger with Credence Systems Corporation	$(135,065)

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

Formed by the August 2008 merger of LTX Corporation and Credence Systems Corporation (“Credence”), LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and entertainment market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered, and has a development facility in Milpitas, California, a development facility in Norwood, Massachusetts, and worldwide sales and service facilities to support its customer base.

On August 29, 2008, LTX Corporation and Credence Systems Corporation completed a merger of equals (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the NASDAQ Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. The Company’s results of operations for the quarter ended October 31, 2008 include Credence’s operating results from August 29, 2008 through October 31, 2008.

Recent Developments and Liquidity

During the quarter ended October 31, 2008, the Company’s stock price dropped significantly below book value. Investor concerns about LTX-Credence’s ability to successfully integrate the combined companies’ operations have adversely impacted the stock price. Coupled with market uncertainty resulting from the current credit crisis, the Company believes that declining business and consumer confidence and increased unemployment have precipitated an economic slowdown and fears of a long recession. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, has severely impacted many technology manufacturers and has significantly lowered the demand for the Company’s products. The Company believes that it has competitive products, however, challenging market conditions have severely limited the Company’s ability to increase sales and market share. The Company believes that a combination of these factors accounts for the difference between its stock trading price and our book value.

These conditions give rise to certain accounting and reporting considerations including recoverability of goodwill, long-lived assets and inventory, which are discussed further in the Notes to the consolidated financial statements. These conditions also have a significant impact on the Company’s liquidity, which is discussed further in the Management’s Discussion and Analysis section of this Report.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2008. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2008 are not necessarily indicative of future trends or our results of operations for the entire year.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, (“SAB 104”), “Revenue Recognition” and Emerging Issues Task Force (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed”, relating to certain software development costs, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three months ended October 31, 2008 and 2007, respectively.

Income Taxes

Income tax expense relates principally to operating results in foreign entities in jurisdictions primarily in Asia and Europe, where the Company earns taxable income. The Company has significant net operating losses in the United States and certain foreign jurisdictions and, as a result, does not pay significant income taxes in these jurisdictions. Accordingly, the Company’s effective tax rate is not meaningful. The Company recorded an income tax provision of $0.6 million for the three months ended October 31, 2008 primarily due to foreign tax on earnings generated in foreign jurisdictions. For the three months ended October 31, 2007, the Company recorded an income tax benefit of $3.3 million related to the de-recognition of a liability related to an uncertain tax position. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with a vendor. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering the reversal of the reserve and non-cash benefit recorded in the current period.

As of October 31, 2008 and July 31, 2008, the total liability for unrecognized income tax benefits was $15.1 million and $0.8 million, respectively (of which $5.9 million, if recognized, would favorably affect the Company’s income tax rate). The increase in the unrecognized income tax benefits was attributable to companies acquired.

The Company recognized interest related to liabilities for unrecognized tax benefits in the income tax provision. As of October 31, 2008, the Company had approximately $1.0 million of accrued interest and penalties to unrecognized income tax benefits of which less than $0.1 million was recorded during each of the three months ended October 31, 2008 and October 31, 2007.

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Singapore and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before 2000.

Due to the acquisition of Credence, utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of a portion of net operating losses before utilization.

Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, including the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”). In addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech as well as the Credence 2005 Stock Incentive Plan (the “Credence 2005 Plan”) as part of its acquisition of Credence. The Company can only grant options from the 2004 Plan or the Credence 2005 Plan.

Under the terms of the 2004 Plan, any unused shares of Common Stock as a result of termination, surrender, cancellation or forfeiture of options from the 2001 Plan and the 1999 Plan will be available for grant of equity awards under the 2004 Plan. The 2004 Plan provides for the granting of options to employees to purchase shares of common stock at not less than 100% of the fair market value at the date of grant. The 2004 Plan also provides for the granting of options to an employee, director or consultant of the Company or its subsidiaries to purchase shares of common stock at prices to be determined by the Board of Directors and also allows both restricted stock awards and stock awards. Generally, options under the 2004 Plan have a ten-year contractual life and typically vest over three or four years from the date of grant. The Company’s policy of issuing shares is to either buy shares in the open market or issue new shares. The Company’s general practice has been to issue new shares.

In connection with the merger with Credence, the Company assumed all outstanding Credence stock options and other equity-based awards, which were converted into options and equity-based awards of the Company. The Company also assumed the Credence 2005 Plan. The Credence 2005 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights and dividend equivalent rights to employees, directors, and consultants. Generally, options under the Credence 2005 Plan have a ten-year contractual life and typically vest over four years from the date of grant.

Effective August 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded expense of approximately $1.1 million and $1.0 million, for the three months ended October 31, 2008 and 2007, respectively, in connection with its share-based payment awards.

In October 2008, in connection with the acquisition of Credence, the Company modified the vesting terms of certain executive RSU awards that were originally granted on September 13, 2006 with performance milestones. The modification was made to remove the performance conditions. There was no incremental value to these awards as a result of the modification, and the remaining expense associated with these awards will be recognized on a straight-line basis over the remaining requisite service period.

During the quarter ended October 31, 2008, the Company granted 1,545,000 RSUs to certain executives with vesting terms between three and four years.

The following is a summary of activities for the Company’s Stock Option Plans for the three months ended October 31, 2008:

Stock Options

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	7,990,708	$10.17
Credence options converted upon merger	6,652,747	12.27
Granted	—	—
Exercised	—	—
Forfeited	(601,601)	11.63

Options outstanding, end of period	14,041,854	$11.10

RSU and Restricted Stock Awards

	RSU Three Months Ended October 31, 2008		Restricted Stock Awards Three Months Ended October 31, 2008
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of period	2,312,466	$4.29		—
Credence RSUs and RSAs converted upon merger	1,023,542	1.30	184,661	$2.30
Granted	1,545,000	1.01	—	—
Exercised	(235,962)	1.88	(116,451)	1.95
Forfeited	(561,367)	4.35	(12,952)	2.97

RSUs and RSAs outstanding, end of period	4,083,679	$1.03	55,258	$2.89

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

The table on the following page shows the change in the product warranty liability, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the three months ended October 31, 2008 and 2007:

	Three Months Ended October 31,
Product Warranty Activity	2008	2007
	(in thousands)
Balance at beginning of period	$908	$1,819
Balance assumed from Credence	5,519	—
Warranty expenditures for current period	(1,947)	(612)
Changes in liability related to pre-existing warranties	(9)	—
Provision for warranty costs in the period	316	370

Balance at end of period	$4,787	$1,577

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities, cumulative translation adjustments and the effects of the pension liability gain or loss.

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2008	2007
	(in thousands, except per share data)
Net loss	$(45,350)	$(224)
Basic EPS
Basic common shares	106,936	62,469
Basic EPS	$(0.42)	$0.00
Diluted EPS
Basic common shares	106,936	62,469
Plus: impact of options and restricted stock units	—	—

Diluted common shares	106,936	62,469
Diluted EPS	$(0.42)	$0.00

At October 31, 2008 and 2007, options to purchase 14,020,013 shares and 7,864,507 shares of common stock, respectively, were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 75,000 and 653,000 RSUs at October 31, 2008 and 2007, respectively, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

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

Gross unrealized gains and losses for the three months ended October 31, 2008 and October 31, 2007 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no significant impairment losses recorded in the three months ended October 31, 2008 and October 31, 2007.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2008	July 31, 2008
	(in thousands)
Purchased components and parts	$21,857	$12,451
Units-in-progress	9,207	2,777
Finished units	10,455	7,277

Total inventories	$41,519	$22,505

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2008 and July 31, 2008, inventory is stated net of inventory reserves of $47.7 million and $35.2 million, respectively. The reserve as of October 31, 2008 includes a provision of $13.7 million that was recorded during the current quarter consisting of excess and obsolete inventory as a result of the determination of the current combined Company product roadmap, as well as declining customer demand in the current industry environment. Product roadmap decisions to eliminate the ASL 3RF and the Diamond D40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to the Company’s Fusion CX product line which is being phased out in favor of the Company’s Fusion MXc product line. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company did not have any sales of previously written off inventory for the three months ended October 31, 2008. For the three months ended October 31, 2007, the Company had sales of $1.2 million of previously written off inventory.

Property and Equipment

Property and equipment is typically recorded at cost. Property and equipment acquired in an acquisition are recorded under the purchase method of accounting at their estimated fair value at the date of acquisition. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Machinery, equipment and internally manufactured systems include LTX-Credence test systems used for testing components, engineering and applications development. Internally manufactured equipment is recorded at cost and depreciated over 3 to 7 years. Repairs and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	(in thousands)
	October 31, 2008	July 31, 2008	Estimated Useful Lives
Equipment spares	$66,368	$52,978	5 or 7
Machinery, equipment and internally manufactured systems	46,789	40,246	3-7
Office furniture and equipment	3,315	2,168	3-7
Leasehold improvements	13,190	9,958	Shorter of 10 years
			or term of lease
Land	3,184	—	—
Purchased software	1,743	—	3

Property and equipment, gross	134,589	105,350
Less: accumulated depreciation and amortization	(81,921)	(78,137)

Property and equipment, net	$52,668	$27,213

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value.

In connection with the recent merger with Credence, during the quarter ended October 31, 2008, the Company developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain consignment testers and property and equipment related to the ASL 3RF, Diamond D40, and Sapphire product lines. In light of the current economic conditions, the Company also wrote down $1.3 million of certain consignment testers for which it does not believe it will recover the cost.

Due to the significant decline in the Company’s stock price and lower than expected revenues for the three months ended October 31, 2008, the Company conducted recoverability tests in accordance with SFAS No. 144, based on probability-weighted, undiscounted cash flows of the Company’s long-lived assets. As a result of these tests, the Company determined there were no additional impairment losses on long-lived assets for the three months ended October 31, 2008. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers. Accordingly, the Company will continue to perform this analysis on a quarterly basis for the foreseeable future.

Accordingly, the Company recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million. There were no significant impairment losses for the three months ended October 31, 2007.

Goodwill and Other Intangibles

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company is required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of SFAS 142 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

Determining the number of reporting units and the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes judgments and assumptions in allocating assets and liabilities to its reporting units.

Of the $43.4 million of total goodwill, $14.4 million at October 31, 2008 and July 31, 2008, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. In connection with the acquisition of Credence, the Company has recorded approximately $29.5 million of goodwill in its consolidated balance sheet at October 31, 2008. This amount represents the excess purchase price over the fair value of the net tangible and intangible assets acquired at October 31, 2008. The Company has concluded it has two distinct reporting units under SFAS No. 142, Credence and LTX.

During October of 2008, pursuant to LTX-Credence’s accounting policy, the Company determined that certain circumstances, primarily related to a significant decline in our stock price, product roadmap decision, and lower than expected revenues constituted a triggering event which suggested that the carrying amount of goodwill may not be recoverable. Accordingly, the Company performed an impairment test of the carrying value of goodwill as of October 31, 2008.

As a result of this analysis, the Company concluded that goodwill was not impaired at October 31, 2008. The Company considered the income approach in determining the fair value, which requires estimates of future operating results and discounted cash flows of the reporting unit.

The estimates of future operating results and cash flows were principally derived from the Company’s long-term financial forecast. This long-term financial forecast represents the best estimate that the Company has at this time and the Company believes that its underlying assumptions are reasonable based primarily on current product performance. The underlying assumptions contemplate revenue levels and cost structures consistent with merger integration plans substantially above current levels. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value and may result in the impairment of the carrying amount of goodwill. This could be caused by events such as, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

For purposes of the discounted cash flow analysis, the Company assumed a cash flow period of 10 years, terminal value based upon terminal growth rate of 2.0 percent and an estimated discount rate of 18 percent, which is based on our weighted average cost of capital, adjusted for the risks associated with obtaining the revenue plan and market penetration. A variance in these assumptions could have a significant impact on the assessment as to whether goodwill may or may not be impaired. Accordingly, the Company will continue to perform this analysis no less than quarterly for the foreseeable future.

In connection with the goodwill impairment review, the Company determined its market capitalization was lower than both the stockholders’ equity and the estimate of the Company’s enterprise value based on discounted future cash flows as of October 31, 2008. The Company believes that the difference between the estimated enterprise value and the market capitalization could be a result of:

1.	Investors’ confidence in the Company’s ability to successfully integrate LTX and Credence and gain the synergy savings as projected.

2.	Investor perception as to the size of LTX-Credence relative to its major competitors, Teradyne, Verigy and Advantest.

3.	Investor confidence due to declining revenues in recent months and the projections going forward.

4.	The lack of institutional investor activity due to restrictions on investments with stock prices below prescribed levels.

The Company has announced that it has exceeded its original estimate of merger related synergy savings of $25.0 million with $45.0 million of actual savings. The full benefit to the statement of operations will be in place by the quarter ending July 31, 2009. The merger will provide the opportunity to streamline all areas of its business, enabling the Company to operate efficiently by continuous focus on an efficient and flexible business model. Additionally, the merger has created new business opportunities that management believes will lead to growth over the medium to long term, including expansion into market segments not previously addressed and growth in the China and Taiwan markets due to the strong presence of the Credence operations in these regions.

The following is a summary of activity for the Company’s goodwill for the three months ended October 31, 2008 and 2007:

	Three Months Ended October 31,
Goodwill Activity	2008	2007
	(in thousands)
Balance at beginning of period	$14,368	$14,762
Goodwill from Credence acquisition	29,478	—
Resolution of uncertain tax position	(452)	—

Balance at end of period	$43,394	$14,762

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of October 31, 2008
Description	Estimated Useful Life (in years)	Gross Carrying Value (in thousands)	Accumulated Amortization (in thousands)
Tradename	1.0	$300	$55
Distributor relationships	2.0	3,000	373
Key customer relationships	3.0	8,900	1,030
Developed technology – ASL	6.0	15,700	935
Developed technology – Diamond	9.0	9,200	571
Maintenance agreements	7.0	1,600	—

Total intangible assets		$38,700	$2,964

The weighted average estimated useful life over which these intangible assets will be amortized is 5.7 years.

The estimated remaining amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year ending July 31,	Amount (in thousands)
Remainder of 2009	$13,337
2010	10,617
2011	5,832
2012	3,075
2013	1,518
Thereafter	1,357

Total	$35,736

3. BUSINESS COMBINATION

Merger with Credence Systems Corporation

On August 29, 2008, the Company and Credence completed the Merger contemplated by the Merger Agreement, pursuant to which Credence became a wholly-owned subsidiary of the Company and the Company changed its name to “LTX-Credence Corporation”. Pursuant to the Merger Agreement, each share of Credence common stock outstanding as of immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive 0.6129 shares of the Company’s common stock. As a result of this conversion, an aggregate of 63.0 million shares of the Company’s common stock were issued to former stockholders of Credence and, immediately after the Effective Time, the former stockholders of Credence held 50.02% of the outstanding shares of the Company’s common stock and the continuing Company stockholders held 49.98% of the outstanding shares of the Company’s common stock. In addition, at the Effective Time, all outstanding options and other equity-based awards to acquire shares of Credence common stock were converted into options and other equity-based awards to acquire shares of the Company’s common stock, as adjusted to reflect the exchange ratio of the Merger.

In accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and based on the terms of the merger, the Company is the accounting acquirer. This conclusion was based on the facts that LTX board members and senior management control and represent a majority of the board of directors and senior management of the combined company, as well as the terms of the merger consideration, pursuant to which the Credence stockholders received a premium over the fair market value of their shares on the merger completion date. There were no preexisting relationships between the two companies.

The estimated aggregate purchase price of approximately $129.4 million includes 63.0 million shares of LTX common stock at an estimated fair value of $117.7 million; approximately 4.0 million of fully vested stock options granted to Credence employees in exchange for their vested Credence stock options, with an estimated fair value of approximately $1.5 million; and approximately $10.2 million of direct acquisition costs. There are no potential contingent consideration arrangements payable to the former Credence shareholders in connection with this transaction.

The Company has measured the fair value of the 63.0 million shares of the Company common stock issued as consideration in connection with the merger under EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”. The Company determined the measurement date to be August 29, 2008, the date the transaction was completed, as the number of shares to be issued according to the exchange ratio was fixed without subsequent revision on that date. The Company valued the securities based on the average market price two days before and after the measurement date. The average stock price was determined to be approximately $1.87.

The following is a summary of the preliminary estimate of the purchase price for Credence:

	(in thousands, except exchange ratio and price per share)
Number of Credence shares to be acquired	102,824
Multiplied by the exchange ratio	0.6129

Number of shares of LTX common stock to be issued to the holders of Credence common stock	63,021
Multiplied by the price per share of LTX common stock	$1.87	$117,723

Estimated fair value of outstanding Credence stock options and restricted stock exchanged for LTX stock options and restricted stock (options calculated using the Company’s option pricing model)		1,508
Estimated transaction costs		6,300
Other consideration		3,859

Estimated purchase price		$129,390

The above preliminary estimate of purchase price has been allocated based on a preliminary estimate of the fair value of net assets acquired as follows:

Allocation of purchase consideration

(in thousands)
Cash and cash equivalents, net of acquisition costs	$135,065
Working capital as of August 29, 2008, net of cash and cash equivalents acquired	11,939
Identifiable intangible assets	38,700
Goodwill	29,478
In-process research and development	6,200
Property and equipment	17,532
Other long-term assets	31,760
Convertible Senior Subordinated Notes due 2010	(114,974)
Other long-term liabilities	(26,310)

Estimated purchase price	$129,390

The estimated purchase price and allocation thereof is preliminary and may change as additional information related to merger consideration and values of acquired assets and assumed liabilities becomes available.

Valuation of Intangible Assets and Goodwill

The estimated purchase price for the merger with Credence has been allocated to assets acquired and liabilities assumed based on their estimated fair values. The Company has then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in process research and development, based upon a detailed valuation that uses information and assumptions provided by management, as further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

Identifiable Intangible Assets

As part of the preliminary purchase price allocation Credence’s identifiable intangible assets include existing technology, customer relationships and trade names. Credence’s existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products.

LTX-Credence primarily used the income approach to value the existing technology and other intangibles. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

In estimating the useful life of the acquired assets, the Company considered paragraph 11 of SFAS No. 142, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company expects to amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as the Company believes this will approximate the pattern in which the economic benefits of the assets will be derived.

Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for Credence, approximately $6.2 million of the purchase price has been allocated to acquired in-process research and development projects primarily related to Credence’s ASL and Diamond tester product lines. The amount allocated to acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was a detailed review of the development status of each project including factors such as costs incurred/remaining, technological risks achieved/remaining, and incompleteness.

The fair value assigned to acquired in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the acquired in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations and the implied rate of return from the transaction model plus a risk premium. Due to the nature of the forecasts and the risks associated with the developmental projects, appropriate risk-adjusted discount rates were used for the in-process research and development projects. The discount rates are based on the stage of completion and uncertainties surrounding the successful development of the purchased in-process technology projects.

In accordance with SFAS No. 141, the Company recorded a charge in the quarter ended October 31, 2008 for the full amount of the acquired in-process research and development.

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of LTX and Credence as if the acquisition had occurred at the beginning of each period presented, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Three Months Ended October 31,
	2008	2007
Net revenue	$59,419	$127,393
Net income (loss)	$(69,199)	$5,357
Net income (loss) per share—basic and diluted	$(0.55)	$0.04

The pro forma net loss for the three months ended October 31, 2008 includes $31.7 million of charges related to Credence for excess and obsolescence inventory provisions, property and equipment impairment, acquired in-process research and development, and amortization of acquired intangible assets, all of which was incurred after August 29, 2008. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Credence occurred at the beginning of the periods presented.

4. SEGMENT REPORTING

As a result of the Credence merger, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company determined that it continues to operate predominantly in one industry segment: the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

For the quarter ended October 31, 2008, sales to two customers each accounted for 12% of net sales.

The Company’s net sales by geographic area for the three months ended October 31, 2008 and 2007, along with the long-lived assets at October 31, 2008 and July 31, 2008, are summarized as follows:

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Net Sales:
United States	$24,674	$16,313
Taiwan	4,573	1,314
Japan	520	1,212
Singapore	3,842	2,287
Philippines	7,156	2,030
All other countries	6,368	6,479

Total Net Sales	$47,133	$29,635

	October 31, 2008	July 31, 2008
	(in thousands)
Long-lived Assets:
United States	$84,723	$37,765
Taiwan	42	45
Japan	237	158
Singapore	2,510	1,717
All other countries	2,537	1,896

Total Long-lived Assets	$90,049	$41,581

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

5. RESTRUCTURING

As a result of the Credence merger, the Company assumed previous Credence management approved restructuring plans designed to reduce headcount, consolidate facilities and to align that company’s capacity and infrastructure to anticipated customer demand and transition of its operations for higher utilization of facility space. In connection with these plans, the Company assumed a total liability of approximately $6.0 million. Subsequent to the completion of the Merger the Company incurred approximately $0.9 million related to this action and Merger Credence actions.

Additionally, the Company recorded as part of its purchase accounting a liability of approximately $8.7 million in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, the Company recorded a liability and included in its operating results of approximately $3.0 million for legacy LTX employees related to the merger with Credence and other post-employment obligations. The Company believes its plan will be finalized within one year of the date of acquisition and that any additional severance and/or retention costs related to the Credence restructuring would be an adjustment to goodwill.

The following table sets forth the Company’s reorganization accrual activity for the three months ended October 31, 2008 (in thousands):

	Severance Costs	Facility Leases	Total
Balance July 31, 2008	$296	$619	$915
Additions to expense for LTX actions	2,991	—	2,991
Provided for under EITF 95-3 in connection with Credence merger	8,726	—	8,726
Balance acquired from Credence, August 29, 2008	5,994	—	5,994
Additions to expense for Credence actions	872	—	872
Adjustments	(85)	—	(85)
Cash paid	(4,805)	(104)	(4,909)

Balance October 31, 2008	$13,989	$515	$14,504

6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2008 or July 31, 2008.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2008 or July 31, 2008.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at October 31, 2008, are as follows:

Lease Commitments:

Year ending July 31,	Amount (in thousands)
2009	$7,021
2010 – 2011	12,074
2012 – 2013	8,821
Thereafter	12,366

Total minimum lease payments	$40,282

7. ACCRUED EXPENSES

Other accrued expenses consisted of the following at October 31, 2008 and July 31, 2008:

	(in thousands)
	October 31, 2008	July 31, 2008
Accrued compensation	$13,851	$4,636
Accrued vendor liability	10,221	—
Accrued income and local taxes	2,239	2,249
Product warranty	4,787	908
Accrued interest	903	58
Accrued professional fees	1,037	3,213
Other accrued expenses	15,210	2,102

Total Accrued expenses	$48,248	$13,166

8. LONG TERM DEBT

Long-term debt consists of the following:

	(in thousands)
	October 31, 2008	July 31, 2008
Bank term loan	$17,000	$17,900
Convertible Senior Subordinated Notes due 2010	51,477	—

	68,477	17,900
Less: current portion	(7,849)	(5,700)

Total Long-term debt	$60,628	$12,200

On December 7, 2006, the Company entered into a new Loan and Security Agreement (the “2006 Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of October 31, 2008. The loan agreement with SVB requires SVB approval of a change in ownership or control of the Company. The Company has received a waiver and approval of the merger from SVB as of August 29, 2008. The Company’s revolving credit facility expired on December 6, 2008. The Company is currently negotiating with SVB to renew the revolving credit facility.

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the first quarter of fiscal 2009, the Company repurchased approximately $69.3 million of principal amount of the Notes at a discount to their par value.

The Company has accounted for the repurchase of the Notes as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125” and has recorded a net gain on extinguishment of debt of $0.3 million in the three months ended October 31, 2008.

9. FAIR VALUE MEASUREMENTS

On August 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for certain financial assets and financial liabilities that are measured at fair value on a recurring basis. In August 2008, the Company adopted FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which removed leasing transactions accounted for under Statement No. 13 and related guidance from the scope of SFAS No. 157. In August 2008, the Company also adopted FSP 157-2, “Partial Deferral of the Effective Date of Statement 157”, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. SFAS 157 provides a consistent definition of fair value, with a focus on exit price from the perspective of a market participant. The adoption of SFAS 157 and its related pronouncements did not have a material impact on the Company’s consolidated financial statements.

The Company holds short-term money market investments and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices, when available, or through the use of alternative approaches when market quotes are not readily accessible or available.

Valuation techniques for fair value are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s best estimate, considering all relevant information. These valuation techniques involve some level of management estimation and judgment. The valuation process to determine fair value also includes making appropriate adjustments to the valuation model outputs to consider risk factors.

The fair value hierarchy of the Company’s inputs used in the determination of fair value for assets and liabilities during the current period consists of three levels. Level 1 inputs are comprised of unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs incorporate the Company’s own best estimate of what market participants would use in pricing the asset or liability at the measurement date where consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. If inputs used to measure an asset or liability fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of October 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$89,982	$83,767	$6,215	—
Short-term investments	16,989	374	16,615	—
Other assets (1)	9,672	6,977	2,695	—

Total Assets	$116,643	$91,118	$25,525	—

Other long-term liabilities (1)	$707	$707	—	—

Total Liabilities	$707	$707	—	—

(1)	The Company has assets held in a Rabbi Trust, which generally include actively traded mutual funds and money market accounts.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2008, the FASB issued Staff Position No. 142-3 (FSP No. 142-3), “Determination of the Useful Life of Intangible Assets”. This FSP amends the guidance in SFAS No. 142, about estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, the FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. The Company is currently evaluating the potential impact that the adoption of FSP No. 142-3 will have on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this standard is not expected to have any impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), a replacement of SFAS No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. SFAS No. 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, SFAS No. 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, would have to be met at the acquisition. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to July 31, 2009, the adoption of SFAS No. 141(R) on August 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS No. 160”), which changes the accounting and reporting requirements for minority interests. Under the provisions of SFAS No. 160, minority interests will be re-characterized as “noncontrolling interests” and reported as a component of equity separate from our equity. Subsequently, the Company would be required to record all changes in interests that do not result in changes in control as equity transactions. In addition, the Company would report net income attributable to noncontrolling interests on the face of its consolidated statements of operations. Upon a loss of control, the Company would record the interest sold, as well as any interest retained, at fair value with recognition of any gain or loss in earnings. SFAS No. 160 is effective for the Company on, but not before, August 1, 2009. SFAS No. 160 will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its results of operations, cash flows or financial position.

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

Finally, the introduction and adoption of a new generation of end-user products requires the development of next generation device technologies. For example, access to information is migrating from the stand-alone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the internet, which is accessible from anywhere by a variety of new portable electronic communication products. A critical enabling technology for this network and multimedia convergence is system in package (“SIP”). SIP provides the benefits of lower cost, smaller size and higher performance by combining advanced digital, analog and embedded memory technologies on a single device. Historically, these discrete technologies were only available on several separate semiconductor devices, each performing a specific function. By integrating these functions in a single package, SIP enables lower cost, smaller size, higher performance, and lower power consumption.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008. For the first quarter of fiscal 2009, we believe the following critical accounting estimates significantly affected our estimates and judgments, in the preparation of our consolidated financial statements.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand. These projections assist us in determining the carrying value of our inventory and are also used for near-term factory production planning. Generally, inventories on hand in excess of historical usage or forecasted demand are not valued. In addition, we write off inventories that are considered obsolete. Among other factors, management considers forecasted demand in relation to the inventory on hand, competitiveness of product offerings, and market conditions when determining obsolescence and net realizable value. We adjust remaining specific inventory balances to approximate the lower of our manufacturing cost or market value. If actual future demand or market conditions are less favorable than our projections as forecasted, additional inventory write-downs may be required and would be reflected in cost of sales in the period the revision is made. This would have a negative impact on our gross margin in that period. If in any period we are able to sell inventories that were not valued or that had been written off in a previous period, related revenues would be recorded without any offsetting charge to cost of sales, resulting in a net benefit to our gross margin in that period.

For the three months ended October 31, 2008, we recorded an inventory-related provision of $13.7 million which consisted of excess and obsolete inventory as a result of the determination of our current combined company product roadmap, as well as declining customer demand in the current industry environment.

Valuation of Goodwill

The estimated purchase price for the merger with Credence has been allocated to assets acquired and liabilities assumed based on their estimated fair values. We then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in process research and development, based upon a detailed valuation that uses information and assumptions provided by management, as further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Management uses a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of SFAS 142 require that a two-step impairment test be performed for goodwill. In the first step, we will compare the fair value of the reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test and determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determining appropriate market comparables. We believe these assumptions to be reasonable but actual conditions are unpredictable and inherently uncertain. Actual future results may differ from our estimates.

As discussed in Note 2 to the consolidated financial statements, during the quarter we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at October 31, 2008. We will continue to perform these analyses on a quarterly basis for the foreseeable future.

Valuation of Identifiable Intangible Assets

As part of the preliminary purchase price allocation Credence’s identifiable intangible assets include existing technology, customer relationships and trade names. Credence’s existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products.

We primarily used the income approach to value the existing technology and other intangibles. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

In estimating the useful life of the acquired assets, we considered paragraph 11 of SFAS No. 142, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset.

These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We expect to amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as we believe this will approximate the pattern in which the economic benefits of the assets will be derived.

Impairment of Long-Lived Assets

In connection with the recent merger with Credence, during the quarter ended October 31, 2008, we developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain consignment testers and property and equipment related to the ASL 3RF, Diamond D40, and Sapphire product lines. In light of the current economic conditions, we also wrote down $1.3 million of certain consignment testers for which we do not believe we will recover the cost.

Due to the decline in our stock price and lower than expected revenues for the three months ended October 31, 2008, we conducted recoverability tests in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) based on probability-weighted, undiscounted cash flows of our long-lived assets. As a result of these tests, we determined there were no additional impairment losses on long-lived assets for the three months ended October 31, 2008. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in its relationships with significant customers. Accordingly, we will continue to perform this analysis on a quarterly basis for the foreseeable future.

Accordingly, we recorded an impairment loss for the three months ended October 31, 2008 for $5.0 million. There were no significant impairment losses for the three months ended October 31, 2007.

Valuation of Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for Credence, approximately $6.2 million of the purchase price has been allocated to acquired in-process research and development projects, primarily related to Credence’s ASL and Diamond tester product lines. The amount allocated to acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was a detailed review of the development status of each project including factors such as costs incurred/remaining, technological risks achieved/remaining, and incompleteness.

The fair value assigned to acquired in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the acquired in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects were based on our estimates of cost of sales, operating expenses, and income taxes from such projects.

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations and the implied rate of return from the transaction model plus a risk premium. Due to the nature of the forecasts and the risks associated with the developmental projects, appropriate risk-adjusted discount rates were used for the in-process research and development projects. The discount rates are based on the stage of completion and uncertainties surrounding the successful development of the purchased in-process technology projects.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), we recorded a charge in the quarter ended October 31, 2008 for the full amount of the acquired in-process research and development.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Three Months Ended October 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	55.9	51.2
Inventory-related provision	29.0	—

Gross profit	15.1	48.8
Engineering and product development expenses	39.3	39.3
Selling, general and administrative expenses	34.6	22.0
Impairment charges	10.7	—
Amortization of purchased intangible assets	6.3	—
Acquired in-process research and development	13.2	—
Restructuring	8.2	—

Loss from operations	(97.2)	(12.5)
Other income (expense):
Interest expense	(2.2)	(1.6)
Investment income	2.0	2.3
Other income	1.8	—
Gain on extinguishment of debt, net	0.6	—

Loss before provision (benefit) for income taxes	(95.0)	(11.8)
Provision (benefit) from income taxes	1.2	(11.0)

Net loss	(96.2)%	(0.8)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Our results of operations for the three months ended October 31, 2008 include the results of Credence’s operations from August 29, 2008 to October 31, 2008. Credence’s results of operations are not included in our comparative three months of fiscal 2007.

Three Months Ended October 31, 2008 Compared to the Three Months Ended October 31, 2007

Net sales. Net sales consist of both semiconductor test equipment and related hardware and system support and maintenance services, net of returns and allowances. Net sales for the three months ended October 31, 2008 increased 59.0% to $47.1 million as compared to $29.6 million in the same quarter of the prior year. Net sales increased quarter over quarter, by 31.5% or $11.3 million from fourth quarter of fiscal year 2008 sales of $35.8 million. The increase in net sales from fourth quarter fiscal 2008 and the $17.5 million or 59.0% increase in net sales for the three months ended October 31, 2008 compared to the three months ended October 31, 2007, is due to the inclusion of two months of Credence sales of ASL, Sapphire and Diamond products as a result of the merger with Credence. The incremental benefit from Credence operations was partially offset by reduced shipment volume during the quarter ended October 31, 2009 due to prolonged unfavorable industry and market conditions that limit meaningful capital spending.

Service revenue, included in net sales, accounted for $15.9 million, or 33.7% of net sales, and $6.8 million, or 22.8% of net sales, for the three months ended October 31, 2008 and 2007, respectively. The increase in service revenue is primarily a result of the inclusion of two months of Credence-generated service revenue.

Geographically, sales to customers outside of the United States were 47.7% and 45.0% of net sales for the three months ended October 31, 2008 and October 31, 2007, respectively. The increase in sales to customers outside the United States was a result of a change in sales mix.

Inventory-related provision. We recorded an inventory-related provision of $13.7 million or 29.0% of net sales in the three months ended October 31, 2008. The provision consisted of excess and obsolete inventory as a result of the determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. Product roadmap decisions to eliminate the ASL 3K RF and the Diamond D-40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to our Fusion CX product line which is being phased out in favor of our Fusion MXc product line.

Gross profit margin. The gross profit margin was $7.1 million or 15.1% of net sales in the three months ended October 31, 2008, as compared to $14.5 million or 48.8% of net sales in the same quarter of the prior year. The decrease in the gross profit margin for the three months ended October 31, 2008 as compared to October 31, 2007 was primarily a result of the inventory-related provision of $13.7 million. Excluding the inventory-related provision, gross profit margin was $20.8 million or 44.1% of net sales for the quarter ended October 31, 2008. The decrease in adjusted gross profit margin from the quarter ended October 31, 2008 to the quarter ended October 31, 2007 is due to a higher percentage of field service revenue as compared to total revenue, which generates a lower profit margin.

Engineering and product development expenses. Engineering and product development expenses were $18.6 million, or 39.3% of net sales, in the three months ended October 31, 2008, as compared to $11.6 million, or 39.3% of net sales, in the same quarter of the prior year. The increase in engineering and product development expenses for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 is principally a result of increased engineering and product development expense associated with the inclusion of Credence operations for the two months ending October 31, 2008.

Selling, general and administrative expenses. Selling, general and administrative expenses were $16.3 million, or 34.6% of net sales, in the three months ended October 31, 2008, as compared to $6.5 million, or 22.0% of net sales, in the same quarter of the prior year. The increase is primarily driven by the inclusion of two months of Credence-related selling, general and administrative expense for the period ending October 31, 2008.

Impairment charges. Impairment charges were $5.0 million or 10.7% of net sales in the three months ended October 31, 2008, primarily related to write-offs of certain consigned inventory and internal capital equipment acquired from Credence. The charge was based on our determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. We have initiated a phase out of the Diamond D40 and ASL 3RF product lines and as such determined that the demonstration equipment and other equipment to support development of these product are no longer needed or useable in other products.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $3.0 million or 6.3% of net sales for the two months ended October 31, 2008. The underlying intangible assets relate to acquired technology, customer and distributor relationships. These intangible assets acquired in the Credence merger, are being amortized over their estimated useful lives of between one and nine years.

Acquired in-process research and development. In connection with the Credence merger, we recorded a charge associated with the write-off of in-process research and development of $6.2 million or 13.2% of net sales for the three months ended October 31, 2008. The most significant acquired in-process research and development relates to Credence’s ASL and Diamond tester product lines.

Restructuring. Restructuring expense was $3.9 million or 8.2% of net sales for the three months ended October 31, 2008. The restructuring expense is composed of employee termination-related costs of legacy LTX employees as well as post-employment benefits associated with the merger. On September 9, 2008, we announced and initiated a restructuring plan. The total cost of the severance related cash charges was $16.5 million of which $12.6 million was recorded as a component of the merger cost in the August 29, 2008 opening balance sheet of Credence and $3.9 million related to the LTX workforce reductions were recorded through the current operating statement as a restructuring charges and will result in $45 million of annual expense reduction with the full impact of such savings not expected until our quarter ending July 31, 2009.

Interest expense. Interest expense was $1.0 million for the three months ended October 31, 2008 as compared to $0.5 million for the three months ended October 31, 2007. The increase in interest expense is a result of the long-term debt acquired from Credence. Interest expense for the three months ended October 31, 2008 relates to $20.0 million bank debt which bears an interest rate of prime rate minus 1.25%, as well as the $122.5 million Convertible Senior Subordinated Notes which bears an interest rate of 3.5%.

Investment income. Investment income was $0.9 million for the three months ended October 31, 2008, as compared to $0.7 million for the three months ended October 31, 2007. The increase was a due to higher average cash balance due to net cash acquired in the Credence merger.

Gain on extinguishment of debt, net. At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the first quarter of fiscal 2009, we repurchased approximately $69.3 million of principal amount of the Notes at a discount to their par value. The discount to the par value resulted in a net gain on extinguishment of debt of approximately $0.3 million in the quarter ended October 31, 2008.

Income Tax. We recorded an income tax provision of $0.6 million for the three months ended October 31, 2008 primarily due to foreign tax on earnings generated in foreign jurisdictions. For the three months ended October 31, 2007, we recorded an income tax benefit of $3.3 million related to the de-recognition of a liability related to an uncertain tax position. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with a vendor. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering the reversal of the reserve and non-cash benefit recorded in the current period.

As of October 31, 2008 and July 31, 2008, the total liability for unrecognized income tax benefits was $15.1 million and $0.8 million, respectively (of which $5.9 million, if recognized, would favorably affect our income tax rate). The increase in the unrecognized income tax benefit was attributable to companies acquired.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net loss. Net loss was $45.4 million, or $0.42 per basic share, in the three months ended October 31, 2008, as compared to net loss of $0.2 million, or $0.00 per basic share, in the same quarter of the prior year. The $45.2 million increase in net loss was principally due to $31.5 million of one-time charges associated with impairment and inventory-related provision associated with current product roadmap determination, as well as legacy LTX restructuring expense.

Liquidity and Capital Resources

As of October 31, 2008, we had $137.3 million in cash and cash equivalents and marketable securities and net working capital of $135.1 million, as compared to $71.5 million of cash and cash equivalents and marketable securities and $86.5 million of net working capital at July 31, 2008. The increase in the cash and cash equivalents and marketable securities was due primarily to the cash and cash equivalents and marketable securities acquired in the Credence merger of $139.8 million, offset by our repurchase of approximately $69.3 million of principal amount of the Notes at a discount to their par value.

Accounts receivable from trade customers, net of allowances, was $43.6 million at October 31, 2008, as compared to $24.2 million at July 31, 2008. The principal reason for the $19.4 million increase in accounts receivable is a result of an additional $25.8 million of Credence receivables, offset by a net reduction of LTX-only receivables of $6.3 million related to decreasing quarter over quarter revenues, and by cash collections. The allowance for sales returns and doubtful accounts was $0.8 million, or 1.8% of gross trade accounts receivable, at October 31, 2008 and $0.7 million, or 2.7% of gross trade accounts receivable at July 31, 2008.

Accounts receivable from other sources, principally amounts due from vendors, decreased to $0.4 million at October 31, 2008 from the July 31, 2008 balance of $1.2 million, primarily due to decreased transactions with vendors to which we have fully outsourced our manufacturing function.

Net inventories increased by $19.0 million to $41.5 million at October 31, 2008 as compared to $22.5 million at July 31, 2008 primarily due to the acquisition of inventory from Credence.

Prepaid expenses and other current assets increased by $23.4 million to $26.2 million at October 31, 2008 as compared to $2.8 million at July 31, 2008 primarily due to the acquisition of prepaid expenses and other current assets from Credence.

Capital expenditures totaled approximately $3.0 million for the three months ended October 31, 2008, as compared to $3.4 million for the three months ended October 31, 2007. Expenditures for the quarter ended October 31, 2008 was composed of testers and tester spare parts. Expenditures for the quarter ended October 31, 2007 included $1.7 million of leasehold improvements related to our move to a new facility in Milpitas, California.

On December 7, 2006, the Company closed a new Loan and Security Agreement (the “2006 Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month (first payment due January 1, 2008)

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of October 3, 2008 and July 31, 2008.

The loan agreement with SVB requires SVB approval of a change in ownership or control of the company. We have received a waiver and approval of the merger from SVB as of August 29, 2008. Our revolving credit facility expired on December 6, 2008. We are currently negotiating with SVB to renew the revolving credit facility.

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the first quarter of fiscal 2009, we repurchased approximately $69.3 million of principal amount of the Notes at a discount to their par value.

We have accounted for the repurchase of the Notes as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125” and have recorded a net gain on extinguishment of debt of $0.3 million in the three months ended October 31, 2008.

As of October 31, 2008, we are in compliance with all underlying covenants associated with our various debt obligations.

We have a defined benefit pension plan related to our operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited. The plan has 71 participants of which 2 remain as active employee members and 69 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. Annually, we obtain an actuarial valuation of the pension plan. The plan was under-funded by $4.2 million as of October 31, 2008 and July 31, 2008, respectively. We have recorded this liability as other long-term liabilities of $3.2 million and $3.9 million as of October 31, 2008 and July 31, 2008, respectively. We recorded the current portion of this liability as other accrued expenses of $1.0 million and $0.3 million as of October 31, 2008 and July 31, 2008. Cash payments are projected to be approximately $0.3 million in fiscal 2008, none of which has been paid at October 31, 2008. Actual cash payments were $0.5 million in fiscal 2008.

We operate in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. In addition, our loan arrangement with Silicon Valley Bank includes a material adverse change clause, that could permit the bank to demand current payment of our long term loan in the event a material adverse change occurs under the terms of the loan agreement. We have met all financial and contractual agreements with Silicon Valley Bank and management believes we have not triggered a materially adverse condition as of October 31, 2008. To mitigate the impact on significant fluctuations in our business risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents and marketable securities, cash flows expected to be generated by future operating activities, our access to capital markets for competitively priced instruments and funds available under our credit facilities will be sufficient to meet our cash requirements over the next twelve to twenty-four months, which includes the payment of the outstanding principal installments of the 2006 Loan Agreement and repayment of the Notes discussed above.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our bank term loan, facilities, leases, inventory purchase commitments and other operating leases.

The aggregate outstanding amount of the contractual obligations is $140.3 million as of October 31, 2008. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations, net of sub-lease revenue, at October 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2009	2010–2011	2012–2013	Thereafter
Convertible Senior Subordinated Notes due 2010 (including interest)	$55,986	$931	$55,055
Term loan (including interest)	17,675	5,202	12,473	$—	$—
Inventory commitments	20,847	19,477	1,370	—	—
Operating leases	40,282	7,021	12,074	8,821	12,366
Pension	4,200	341	682	682	2,495
Other note payable	1,313	—	1,313	—	—

Total contractual obligations	$140,303	$32,972	$82,967	$9,503	$14,861

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during fiscal 2006. However, our incoming product orders in the fourth quarter of fiscal 2006 decreased from the third quarter’s levels and continued to decrease in the first two quarters of fiscal 2007. Industry order rates did not increase significantly in fiscal 2008. The timing and level of an industry recovery is uncertain at this time. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. From the fourth quarter of fiscal 2006 through the first quarter of fiscal 2009, our revenue and operating results were negatively impacted by a downturn in the semiconductor industry. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system in package (“SIP”), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

Any of these difficulties could adversely affect our ability to maintain relationships with suppliers, customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our competitors in the market for semiconductor test equipment include Advantest, Teradyne, Verigy and Yokogawa. Certain of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our stock price is volatile.

In the twelve-month period ending on October 31, 2008, our stock price ranged from a low of $0.48 to a high of $3.71. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, inventory levels, future product plans, and sales projections across industries and markets, including our own. These trends could have a material and adverse impact on the overall demand for our products and our ability to achieve targeted financial results, as well as our overall financial results from operations. In addition, our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.

These conditions could also result in reduced capital resources because of reduced credit availability, higher costs of credit and the stretching of payables by creditors seeking to preserve their own cash resources. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

We may record impairment charges which would adversely impact our results of operations.

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles.

One potential indicator of goodwill impairment is whether the Company’s fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time. Whether the Company’s market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been trading at such prices.

In the event that we determine in a future period that impairment exists for any reason, we would record an impairment charge in the period such determination is made, which would adversely impact our financial position and results of operations.

If we do not meet the NASDAQ Global Market continued listing requirements, our common stock may be delisted.

As of October 31, 2008, the closing bid price of the Company’s common stock on the NASDAQ Global Market was $0.62, which is below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5), or the Rule. In accordance with the Rule, if the Company’s stock price were to remain below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that the Company’s securities may be delisted unless the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.

Given the current extraordinary market conditions, NASDAQ has determined to suspend the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. In that regard, on October 16, 2008, NASDAQ filed an immediately effective rule change with the Securities and Exchange Commission, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies. These rules will be reinstated on Monday, January 19, 2009.

When the Rule is reinstated on January 19, 2009, there can be no assurance that the bid price of the Company’s common stock will be above $1.00 per share, or that we will be able to achieve compliance with the Rule within the given compliance period.

We have substantial indebtedness.

As of the date of this report, we have $51.5 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes (the “Notes”) due 2010 as well as $17.0 million in principal outstanding as of October 31, 2008 under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. During our first quarter of fiscal 2009, we repurchased $69.3 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due 2010, reducing our cash and cash equivalents. In addition, we have monthly principal and interest payments through December 2010 related to our $20.0 million term loan from a commercial lender. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment on the term loan, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. In addition, in the event of a material adverse change (as such term is defined in our loan agreements with Silicon Valley Bank) we would be in default under our term loan which could permit the bank to accelerate the maturity of the term loan. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

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

We have and expect to continue to incur substantial expenses related to the merger. We estimate that we will incur direct transaction costs of approximately $10.0 million in connection with the merger, the majority of which has been paid as of October 31, 2008.

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

In accordance with United States generally accepted accounting principles, which we refer to in this Report as GAAP, the merger of LTX and Credence has been accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock following the completion of the merger. Under the purchase method of accounting, the total estimated purchase price has been allocated to Credence’s net tangible assets, identifiable intangible assets or expense for in-process research and development based on their respective fair values as of August 29, 2008. Any excess of the purchase price over the fair value of those assets has been preliminarily recorded as goodwill. We will incur additional amortization expense based on the identifiable amortizable intangible assets acquired in connection with the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, we will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on our results of operations.

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

There has been no material change in the Company’s Market Risk exposure since the filing of the 2008 Annual Report on Form 10-K.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As a result of our merger with Credence on August 29, 2008, we are integrating certain business processes and systems. Accordingly, certain changes have been made and will continue to be made to our internal controls over financial reporting until such time as these integrations are complete. There have been no other changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	We held a Special Meeting of Stockholders on August 28, 2008;
(b)	Matters voted upon and the results of the voting were as follows:

(i)	To amend our articles of organization to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000 and to change the name of LTX Corporation upon completion of the merger to LTX-Credence Corporation. Stockholders voted 43,177,242 shares FOR; 1,777,640 shares AGAINST; and 198,630 shares ABSTAINED on this matter.

(ii)	To approve the issuance of shares of common stock, par value $0.05 per share, pursuant to the Agreement and Plan of Merger, dated as of June 20, 2008, by and among LTX Corporation, Zoo Merger Corporation and Credence Systems Corporation, as the same may be amended from time to time. Stockholders voted 43,383,892 shares FOR; 1,737,392 shares AGAINST, and 32,228 shares ABSTAINED on this matter.

Item 6.	Exhibits

(i)	Exhibit 31.1 and Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certifications

(ii)	Exhibit 32 - Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: December 10, 2008	By:	/s/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)