Form 10-Q
period 2009-01-31
LTX-CREDENCE CORP
filed 2009-03-12
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-10761

LTX-CREDENCE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2594045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 California Circle, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2009
Common Stock, $0.05 par value per share	127,108,869 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2009	July 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,978	$51,052
Marketable securities	15,851	20,410
Accounts receivable—trade, net of allowances of $1,159 and $659, respectively	21,599	24,160
Inventories	37,012	22,505
Deferred income taxes	9,473	—
Prepaid expenses and other current assets	16,142	3,995

Total current assets	200,055	122,122
Property and equipment, net	46,545	27,213
Intangible assets, net	31,290	—
Goodwill	45,148	14,368
Other assets	5,835	6,024

Total assets	$328,873	$169,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,637	$5,700
Accounts payable	26,174	14,058
Deferred revenues and customer advances	8,843	1,777
Accrued restructuring	19,269	915
Other accrued expenses	38,653	13,166

Total current liabilities	101,576	35,616
Long-term debt, less current portion	56,531	12,200
Long-term deferred income taxes	9,471	—
Other long-term liabilities	21,663	4,631
Stockholders’ equity:
Common stock	6,329	3,150
Additional paid-in capital	693,171	573,736
Accumulated other comprehensive loss	(1,231)	(865)
Accumulated deficit	(558,637)	(458,741)

Total stockholders’ equity	139,632	117,280

Total liabilities and stockholders’ equity	$328,873	$169,727

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Net product sales	$12,790	$23,868	$44,034	$46,749
Net service sales	17,611	7,154	33,500	13,908

Net sales	30,401	31,022	77,534	60,657
Cost of sales	23,754	16,194	50,080	31,373
Inventory related provision	5,629	—	19,311	—

Gross profit	1,018	14,828	8,143	29,284
Engineering and product development expenses	21,705	11,347	42,173	22,983
Selling, general and administrative expenses	15,001	6,921	29,382	13,432
Impairment charges	779	—	5,799	—
Amortization of purchased intangible assets	4,446	—	7,410	—
Acquired in-process research and development	—	—	6,200	—
Restructuring	14,667	—	18,530	—

Loss from operations	(55,580)	(3,440)	(101,351)	(7,131)
Other income (expense):
Interest expense	(1,057)	(259)	(2,096)	(732)
Investment income	762	593	1,693	1,282
Other income (expense)	(560)	—	279	—
Gain on extinguishment of debt, net	1,954	—	2,217	—

Loss before provision (benefit) for taxes	(54,481)	(3,106)	(99,258)	(6,581)
Provision (benefit) for income taxes	65	72	638	(3,179)

Net loss	$(54,546)	$(3,178)	$(99,896)	$(3,402)

Net income (loss) per share:
Basic and Diluted	$(0.43)	$(0.05)	$(0.85)	$(0.05)
Weighted-average common shares used in computing net loss per share:
Basic and Diluted	126,918	62,510	116,981	62,490
Comprehensive loss:
Net loss	$(54,546)	$(3,178)	$(99,896)	$(3,402)
Unrealized gain on marketable securities	292	445	12	679
Cumulative translation adjustment	85	—	(583)	—
Pension liability gain (loss)	81	(19)	205	(9)

Comprehensive loss	$(54,088)	$(2,752)	$(100,262)	$(2,732)

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(99,896)	$(3,402)
Add (deduct) non-cash items:
Inventory-related provision	19,311	—
Stock-based compensation	2,403	2,450
Depreciation and amortization	19,279	6,193
Benefit for income taxes	—	(3,251)
Acquired in-process research and development	6,200	0
Non-cash restructuring charge	1,161	—
Gain on extinguishment of debt, net	(2,217)	—
Impairment charges	5,799	—
Loss on disposal of property and equipment	508	—
Other	148	144
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	43,769	(1,752)
Inventories	(12,577)	2,440
Prepaid expenses	3,186	802
Other assets	(261)	(4)
Accounts payable	(2,557)	(1,689)
Accrued expenses	(6,721)	(4,357)
Deferred revenues and customer advances	(1,490)	(413)

Net cash used in operating activities	(23,955)	(2,839)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from merger with Credence Systems Corporation, net of fees paid	134,280	—
Maturities of marketable securities	14,436	7,371
Purchases of property and equipment	(5,165)	(4,510)

Net cash provided by investing activities	143,551	2,861
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(437)	(72)
Employees’ stock purchase plan	37	297
Payments of debt	(2,100)	(27,521)
Payments of convertible senior subordinated notes	(66,567)	—

Net cash used in financing activities	(69,067)	(27,296)
Effect of exchange rate changes on cash	(1,603)	(140)

Net increase (decrease) in cash and cash equivalents	48,926	(27,414)
Cash and cash equivalents at beginning of period	51,052	63,302

Cash and cash equivalents at end of period	$99,978	$35,888

BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$138,293
Fair value of liabilities assumed	(231,733)
Fair value of stock issued	(117,723)
Fair value of stock options and RSUs exchanged	(2,863)
Cost in excess of fair value (goodwill)	31,231
Fair value of acquired identifiable intangible assets	38,700
In-process research and development	6,200
Less acquisition costs paid	3,615

Net cash received from merger with Credence Systems Corporation	$(134,280)

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

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger of equals (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the NASDAQ Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a merger of Credence with and into the Company with the Company being the surviving corporation. The Company’s results of operations for the six months ended January 31, 2009 include Credence’s operating results from August 29, 2008 through January 31, 2009. The Company’s consolidated balance sheet as of July 31, 2008 and results of operations for the three and six months ended January 31, 2008 do not include Credence’s results.

Recent Developments and Liquidity

During the quarters ended October 31, 2008 and January 31, 2009, the Company’s stock price dropped significantly below book value. The Company believes the following factors have contributed to the drop in its stock price:

•

investors’ concerns about the Company’s ability to successfully integrate LTX and Credence and gain the synergy cost savings as forecasted by management, which will not fully impact the Company’s results of operations until the quarter ended July 31, 2009.

•	the size and resources of LTX-Credence relative to its major competitors, Teradyne, Verigy and Advantest.

•	declining revenues in recent months and the uncertainty around industry projections going forward.

•	lack of institutional investor activity due to restrictions on investments with stock prices below prescribed levels.

•	increased operating losses and cash consumption during the six months ended January 31, 2009.

The Company believes that declining business and consumer confidence and increased unemployment have precipitated an economic slowdown and fears of a long recession. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, has severely impacted many technology manufacturers and has significantly lowered the demand for the Company’s products. The Company believes that it has competitive products, however, challenging market conditions have severely limited the Company’s ability to increase sales and market share. The Company believes that a combination of these factors accounts for the difference between its stock trading price and its book value.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2008. In the opinion of our management, these financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended January 31, 2009 are not necessarily indicative of future trends or the Company’s results of operations for the entire year.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, (“SAB 104”) “Revenue Recognition” and Emerging Issues Task Force (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and six months ended January 31, 2009 and 2008, respectively.

Income Taxes

Income tax expense relates principally to operating results in foreign entities in jurisdictions primarily in Asia and Europe. The Company recorded an income tax provision of $0.6 million for the six months ended January 31, 2009 primarily due to foreign tax on earnings generated in foreign jurisdictions. For the six months ended January 31, 2008, the Company recorded an income tax benefit of $3.3 million related to the de-recognition of a liability related to an uncertain tax position. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with a vendor. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering the reversal of the reserve and non-cash benefit recorded in the six months ended January 31, 2008.

As of January 31, 2009 and July 31, 2008, the total liability for unrecognized income tax benefits was $15.2 million and $0.8 million, Unrecognized income tax benefits of $6.0 million of the total liability as of January 31, 2009, if recognized would be recorded as a reduction of goodwill until the Company’s adoption of SFAS 141(R), after which such recognition would be recorded as a reduction of income tax expense in the Company’s statement of operations. The increase in the unrecognized income tax benefits was attributable to companies acquired.

The Company recognized interest related to liabilities for unrecognized tax benefits in the income tax provision. As of January 31, 2009, the Company had approximately $1.1 million of accrued interest and penalties to unrecognized income tax benefits of which less than $0.1 million was recorded during each of the three and six months ended January 31, 2009 and January 31, 2008.

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

In October 2008 and December 2008, in connection with the acquisition of Credence, the Company modified the vesting terms of certain executive RSU awards that were originally granted on September 13, 2006 with performance milestones. The modification was made to remove the performance conditions. There was no incremental value to these awards as a result of the modification, and the remaining expense associated with these awards will be recognized on a straight-line basis over the remaining requisite service period.

During the three and six months ended January 31, 2009, the Company granted 360,000 and 1,905,000 of service-based RSUs, respectively, to certain directors and executives with vesting terms between one and four years.

The following is a summary of activities for the Company’s Stock Option Plans for the six months ended January 31, 2009:

Stock Options

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	7,990,708	$10.17
Credence options converted upon merger	6,652,747	12.27
Granted	—	—
Exercised	—	—
Forfeited	(3,542,453)	16.61

Options outstanding, end of period	11,101,002	$9.37

RSU and Restricted Stock Awards

	RSU Six Months Ended January 31, 2009		Restricted Stock Awards Six Months Ended January 31, 2009
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of period	2,312,466	$4.29	—	—
Credence RSUs and RSAs converted upon merger	1,023,542	1.30	184,661	$2.30
Granted	1,905,000	0.89	—	—
Vested/lapsed	(468,799)	1.88	(147,096)	2.31
Forfeited	(619,658)	4.34	(30,316)	4.80

RSUs and RSAs outstanding, end of period	4,152,551	$2.26	7,249	$8.41

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

The table on the following page shows the change in the product warranty liability, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the three months ended January 31, 2009 and 2008:

	Six Months Ended January 31,
Product Warranty Activity	2009	2008
	(in thousands)
Balance at beginning of period	$908	$1,819
Balance assumed from Credence	5,519	—
Warranty expenditures for current period	(3,531)	(1,134)
Changes in liability related to pre-existing warranties	(9)	(143)
Provision for warranty costs in the period	1,209	744

Balance at end of period	$4,096	$1,286

Comprehensive loss

Comprehensive loss is comprised of two components, net loss and other comprehensive loss. Other comprehensive loss consists of unrealized gains and losses on the Company’s marketable securities, cumulative translation adjustments and the effects of the pension liability gain or loss.

Net loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net loss by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net loss	$(54,546)	$(3,178)	$(99,896)	$(3,402)
Basic EPS
Basic common shares	126,918	62,510	116,981	62,490
Basic EPS	$(0.43)	$(0.05)	$(0.85)	$(0.05)
Diluted EPS
Basic common shares	126,918	62,510	116,981	62,490
Plus: Impact of stock options	—	—	—	—

Diluted common shares	126,918	62,510	116,981	62,490
Diluted EPS	$(0.43)	$(0.05)	$(0.85)	$(0.05)

For the three and six months ended January 31, 2009, options to purchase 11,101,002 shares and for the three and six months ended January 31, 2008, options to purchase 8,682,530 shares and 8,461,945 shares, respectively, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 45,000 and 638,000 RSUs at January 31, 2009 and 2008, respectively, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

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

Gross unrealized gains and losses for the three and six months ended January 31, 2009 and January 31, 2008 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations.

Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no significant impairment losses recorded in the three and six months ended January 31, 2009 and January 31, 2008.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2009	July 31, 2008
	(in thousands)
Purchased components and parts	$19,460	$12,451
Units-in-progress	8,500	2,777
Finished units	9,052	7,277

Total inventories	$37,012	$22,505

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2009 and July 31, 2008, inventory is stated net of inventory reserves of $54.6 million and $35.2 million, respectively. The reserve as of January 31, 2009 includes provisions of $5.6 million and $13.7 million, which were recorded during the three months ended January 31, 2009 and the three months ended October 31, 2008, consisting of excess and obsolete inventory as a result of the implementation of the combined Company product roadmap. For the three months ended January 31, 2009, product roadmap decisions related eliminating further development of the ASL3KMS line accounted for $0.8 million of the total inventory related provision. The balance of the inventory related provision, or $4.8 million, was a result of the Company’s review of all future service requirements for last time buys based on current products and legacy products based on the implementation of the product road map. For the three months ended October 31, 2008, product roadmap decisions to eliminate the ASL 3RF and the Diamond D40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to the Company’s Fusion CX product line which is being phased out in favor of the Company’s Fusion MXc product line. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company did not have any sales of previously fully-written off inventory for the three or six months ended January 31, 2009. For the six months ended January 31, 2008, the Company had sales of $1.2 million of previously written off inventory. The Company had no sales of previously reserved inventory during the three months ended January 31, 2008.

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

	(in thousands)
	January 31, 2009	July 31, 2008	Estimated Useful Lives
Equipment spares	$66,862	$52,978	5 or 7
Machinery, equipment and internally manufactured systems	46,273	40,246	3-7
Office furniture and equipment	3,170	2,168	3-7
Leasehold improvements	12,410	9,958	Shorter of 10 years or term of lease
Land	2,524	—	—
Purchased software	1,736	—	3

Property and equipment, gross	132,975	105,350
Less: accumulated depreciation and amortization	(86,430)	(78,137)

Property and equipment, net	$46,545	$27,213

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

In connection with the recent merger with Credence, during the quarter ended October 31, 2008, the Company developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain consignment testers and property and equipment related to the ASL 3KRF, Diamond D40, and Sapphire product lines. In light of the current economic conditions, the Company also wrote down $1.3 million of certain consignment testers for which it does not believe it will recover the cost. Accordingly, the Company recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million. In the quarter ended January 31, 2009, the Company recorded additional impairment charges of $0.8 million related to the reduction in the fair value of the land that the Company owns adjacent to its Hillsboro, Oregon facility. There were no significant impairment losses for the six months ended January 31, 2008.

Due to the significant decline in the Company’s stock price and lower than expected revenues for the three and six months ended January 31 , 2009, the Company conducted recoverability tests in accordance with SFAS No. 144, based on probability-weighted, undiscounted cash flows of the Company’s long-lived assets which contemplates significant cost-savings. As a result of these tests, the Company determined there were no additional impairment losses on long-lived assets for the three and six months ended January 31, 2009. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

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

Of the $45.1 million of total goodwill, $14.4 million at January 31, 2009 and July 31, 2008, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. In connection with the acquisition of Credence, the Company has recorded approximately $30.7 million of goodwill in its consolidated balance sheet at January 31, 2009. This amount represents the excess purchase price over the fair value of the net tangible and intangible assets acquired at January 31, 2009. The Company has concluded it has two distinct reporting units under SFAS No. 142, Credence and LTX. The determination of the number of reporting units, (two) was based on the following:

•	The merger with Credence Corporation was completed on August 29, 2008. Two separate accounting books and records were maintained for the quarters ended October 31, 2008 and January 31. 2009.

•	The Company was able to calculate and determine two separate cash flows for each entity.

•

While the Company and its chief operating decision maker had access to two separate accounting books and records during the quarters ended October 31, 2008 and January 31. 2009, strategic and operational decisions about allocation of resources are made based on financial information of the combined company. Accordingly, as discussed in footnote 4, the Company operates as one reporting segment.

The Company has continued to integrate all operational and financial reporting functions and systems of both companies. During the quarter ended April 30, 2009, the Company expects that financial accounting systems and organizational structure will be fully integrated and discrete financial information and cash flows will no longer be available. As such, future impairment reviews will likely be performed on a single reporting unit basis.

During October of 2008 and January of 2009, pursuant to LTX-Credence’s accounting policy, the Company determined that certain circumstances, primarily related to a significant decline in our stock price, product roadmap decision, and lower than expected revenues constituted a triggering event which suggested that the carrying amount of goodwill may not be recoverable. Accordingly, the Company performed an impairment test of the carrying value of goodwill as of October 31, 2008 and January 31, 2009. As a result of this analysis, the Company concluded that goodwill was not impaired at October 31, 2008 and January 31, 2009. The Company considered the income approach in determining the fair value, which requires estimates of future operating results and discounted cash flows of the reporting unit.

The estimates of future operating results and cash flows were principally derived from the Company’s long-term financial forecast. This long-term financial forecast represents the best estimate that the Company has at this time and the Company believes that its underlying assumptions are reasonable based primarily on current product performance. The underlying assumptions contemplate revenue to continue at the current levels in the near term with some improvement in economic conditions that will drive industry growth and increased revenues in subsequent years of the analysis. Cost structures are consistent with the Company’s merger integration plan. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value and may result in the impairment of the carrying amount of goodwill. This could be caused by events such as, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

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

In connection with the goodwill impairment review, the Company determined its market capitalization was lower than both the stockholders’ equity and the estimate of the Company’s enterprise value based on discounted future cash flows as of the periods ended October 31, 2008 and January 31, 2009. The Company believes that the difference between the estimated enterprise value and the market capitalization could be a result of:

•	investors’ concerns about the Company’s ability to successfully integrate LTX and Credence and gain the synergy cost savings as forecasted by management.

•	the size and resources of LTX-Credence relative to its major competitors, Teradyne, Verigy and Advantest.

•	declining revenues in recent months and the uncertainty around industry projections going forward.

•	lack of institutional investor activity due to restrictions on investments with stock prices below prescribed levels.

•	increased operating losses and cash consumption during the six months ended January 31, 2009.

The Company has announced that it has exceeded its original estimate of merger related synergy savings of $25.0 million with $75.0 million of actual savings. The full benefit to the statement of operations will be in place by the quarter ending July 31, 2009. The merger will provide the opportunity to streamline all areas of its business, enabling the Company to operate efficiently by continuous focus on an efficient and flexible business model. Additionally, the merger has created new business opportunities that management believes will lead to growth over the medium to long term, including expansion into market segments not previously addressed and growth in the China and Taiwan markets due to the strong presence of the Credence operations in these regions.

The following is a summary of activity for the Company’s goodwill for the six months ended January 31, 2009 and 2008:

	Six Months Ended January 31,
Goodwill Activity	2009	2008
	(in thousands)
Balance at beginning of period	$14,368	$14,762
Acquisition of Credence	31,231	—
Resolution of uncertain tax position	(451)	—

Total	$45,148	$14,762

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of January 31, 2009
Description	Estimated Useful Life (in years)	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Tradenames	1.0	$300	$137	$163
Distributor relationships	2.0	3,000	933	2,067
Key customer relationships	3.0	8,900	2,574	6,326
Developed technology—ASL	6.0	15,700	2,338	13,362
Developed technology—Diamond	9.0	9,200	1,428	7,772
Maintenance agreements	7.0	1,600	—	1,600

Total intangible assets		$38,700	$7,410	31,290

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated useful life over which these intangible assets will be amortized is 5.5 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2009	$8,891
2010	10,617
2011	5,832
2012	3,075
2013	1,518
Thereafter	1,357

Total	$31,290

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

(in thousands, except exchange ratio and price per share)
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

The above preliminary estimate of purchase price has been allocated based on a preliminary estimate of the fair value of net assets acquired as follows:

Allocation of purchase consideration

(in thousands)
Cash and cash equivalents, net of acquisition costs	$134,280
Working capital as of August 29, 2008, net of cash and cash equivalents acquired	11,671
Identifiable intangible assets	38,700
Goodwill	31,231
In-process research and development	6,200
Property and equipment	17,532
Other long-term assets	31,060
Convertible Senior Subordinated Notes due 2010	(114,974)
Other long-term liabilities	(26,310)

Estimated purchase price	$129,390

The estimated purchase price and allocation thereof is preliminary and changes as additional information related to merger consideration and values of acquired assets and assumed liabilities becomes available.

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

In accordance with SFAS No. 141, the Company recorded a charge in the six months ended January 31, 2009 for the full amount of the acquired in-process research and development.

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of LTX and Credence as if the acquisition had occurred at the beginning of each period presented, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Three Months Ended January 31,	Six Months Ended January 31,
	2008	2009	2008
Net sales	$94,224	$89,819	$221,528
Net loss	$(59,305)	$(130,559)	$(53,948)
Net loss per share—basic and diluted	$(0.47)	$(1.12)	$(0.33)

The pro forma net loss for the six months ended January 31, 2009 includes $51.1 million of charges related to Credence for excess and obsolescence inventory provisions, property and equipment impairment, amortization of acquired intangible assets and restructuring, all of which was incurred after August 29, 2008. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Credence occurred at the beginning of the periods presented.

4. SEGMENT REPORTING

As a result of the Credence merger, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company determined that it continues to operate as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. While the Company and its chief operating decision maker have access to discrete financial information for two operating segments, LTX and Credence, the Company has determined it has as one reporting segment based on the following aggregation criteria from SFAS No. 131:

•	similar products and services

•	similar production processes

•	similar class of customer for products and services

•	similar methods to distribute the products and services

Further, the strategic and operational decisions about allocation of resources are made based on financial information for the combined company, including near term plans for full integration of operations. The Company’s October 31, 2008 and January 31, 2009 Goodwill and Long Lived Assets impairment reviews were completed on a two reporting unit basis as the Company was able to determine two separate cash flows from the legacy Credence and LTX accounting and financial reporting systems. As a result of further integration of operations and financial reporting systems, that will no longer be possible or meaningful going forward.

For the three and six months ended January 31, 2009, sales to three customers each accounted for 10% or more of net sales.

The Company’s net sales by geographic area for the three and six months ended January 31, 2009 and 2008, along with the long-lived assets at January 31, 2009 and July 31, 2008, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
	(in thousands)
Net sales:
United States	$11,809	$13,661	$36,483	$29,974
Taiwan	2,048	1,303	6,621	2,617
Japan	442	830	962	2,042
Singapore	3,266	6,435	7,108	8,722
Philippines	4,433	3,028	11,589	5,058
All other countries	8,403	5,765	14,771	12,244

Total Net Sales	$30,401	$31,022	$77,534	$60,657

Long-lived assets consist of property and equipment:

	January 31, 2009	July 31, 2008
	(in thousands)
Long-lived assets:
United States	$41,998	$23,397
Taiwan	40	45
Japan	435	158
Singapore	2,031	1,717
All other countries	2,041	1,896

Total long-lived assets	$46,545	$27,213

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

5. RESTRUCTURING

As a result of the Credence merger, the Company assumed previous Credence management approved restructuring plans designed to reduce headcount, consolidate facilities and to align that company’s capacity and infrastructure to anticipated customer demand and transition of its operations for higher utilization of facility space. In connection with these plans, the Company assumed a total liability of approximately $6.0 million. Subsequent to the completion of the Merger the Company incurred approximately $0.9 million related to these actions.

Additionally, the Company recorded as part of its purchase accounting a liability of approximately $13.9 million in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, the Company recorded a liability of approximately $3.0 million for legacy LTX employees related to the merger with Credence and other post-employment obligations. The Company believes its plan will be finalized within one year of the date of acquisition and that any adjustments to severance and/or retention costs directly related to the Credence restructuring would be an adjustment to goodwill. The following table sets forth the Company’s reorganization accrual activity for the three and six months ended January 31, 2009 (in thousands):

	Severance Costs	Facility Leases	Asset/ Liability Impairment	Total
Balance July 31, 2008	$296	$619	$—	$915
Provided for under EITF 95-3 in connection with the Credence merger	13,860	—	—	13,860
Balance acquired from Credence, August 29, 2008	5,994	—	—	5,994
Restructuring expense	12,853	4,074	1,603	18,530
Elimination of deferred rent and unfavorable lease liability	—	2,764	—	2,764
Non-cash utilization	—	—	(1,603)	(1,603)
Cash paid	(16,062)	(171)	—	(16,233)

Balance January 31, 2009	$16,941	$7,286	$—	$24,227

Approximately $4.9 million of the accrued restructuring liability is related to facility lease payments that are due more than one year from January 31, 2009. Accordingly, the Company has recorded this amount to other long-term liabilities as of January 31, 2009. The remainder of the accrued restructuring balance at January 31, 2009 of $19.3 million is shown separately in the current liabilities section of the consolidated balance sheet.

6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2009 or July 31, 2008.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2009 or July 31, 2008.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments (including amounts for vacated facilities accrued for in accrued restructuring) under noncancelable leases at January 31, 2009, are as follows:

Lease Commitments:

Year ending July 31,	Amount (in thousands)
2009	$4,677
2010 – 2011	12,070
2012 – 2013	8,822
Thereafter	12,366

Total minimum lease payments	$37,935

7. ACCRUED EXPENSES

Other accrued expenses consisted of the following at January 31, 2009 and July 31, 2008:

	(in thousands)
	January 31, 2009	July 31, 2008
Accrued compensation	$9,847	$4,636
Accrued vendor liability	9,410	—
Accrued income and local taxes	1,028	2,249
Product warranty	4,096	908
Accrued interest	406	58
Accrued professional fees	853	3,213
Other accrued expenses	13,013	2,102

Total other accrued expenses	$38,653	$13,166

Accrued vendor liability represents inventory physically located at the Company’s outsourced suppliers which the Company is obligated to purchase.

8. LONG TERM DEBT

Long-term debt consists of the following:

	(in thousands)
	January 31, 2009	July 31, 2008
Bank term loan	$15,800	$17,900
Convertible Senior Subordinated Notes due 2010	49,368	—

	65,168	17,900
Less: current portion	(8,637)	(5,700)

Total Long-term debt	$56,531	$12,200

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

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of January 31, 2009. The loan agreement with SVB requires SVB approval of a change in ownership or control of the Company. The Company has received a waiver and approval of the merger from SVB as of August 29, 2008. The Company’s revolving credit facility expired on December 6, 2008. On February 25, 2009, the Company entered into a modification of its existing loan agreement with SVB to provide for a two year revolving line of credit agreement (the “First Loan Modification Agreement”). The First Loan Modification Agreement was effective as of February 25, 2009. The Company intends to use the proceeds from the revolving line of credit for working capital and other general corporate purposes, as needed.

The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of up to a maximum of $40.0 million. Any amounts outstanding under the revolving credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. The Company’s debt obligations under the credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the agreement). The credit facility contains negative covenants applicable to LTX-Credence and its subsidiaries, including a financial covenant requiring us to maintain a minimum level of liquidity equal to cash and cash equivalents maintained in accounts at SVB in excess of amounts owed to SVB under the term loan and revolving credit facility plus $20 million, as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates. The Company has not drawn down any funds under the revolving credit facility as of the date of filing this report on Form 10-Q.

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the first six months of fiscal 2009, the Company repurchased approximately $72.0 million of principal amount of the Notes at a discount to their par value.

The Company has accounted for the repurchase of the Notes as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125” and has recorded a net gain on extinguishment of debt of $1.9 million and $2.2 million in the three and six months ended January 31, 2009.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of January 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$82,194	$74,072	$8,122	—
Short-term investments	15,851	—	15,851	—
Other assets (1)	3,062	1,936	1,126	—

Total assets	$101,107	$76,008	$25,099	—

Other long-term liabilities (1)	$581	$581	—	—

Total liabilities	$581	$581	—	—

(1)	The Company has assets held in a Rabbi Trust, which generally include actively traded mutual funds and money market accounts.

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

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date; and (5) In-process research and development charges will no longer be recorded. Upon adoption of Statement 141(R) we will no longer reduce goodwill when utilizing net operating loss carry forwards for which a full valuation allowance exists as was required under Statement 141. The adoption of Statement 141(R) on August 1, 2010 could materially change the accounting for business combinations consummated subsequent to that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS 160”), which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R), Business Combinations. This Statement will be effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material impact to the Company’s consolidated financial statements.

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

LTX-Credence Corporation was incorporated in Massachusetts in 1976. Our executive offices are located at 1355 California Circle, Milpitas, California 95035 and our telephone number is 408-635-4300. The terms “LTX-Credence” and the “Company” refer to LTX-Credence Corporation and its wholly owned subsidiaries unless the context otherwise indicates. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the Investor Relations section of the Company’s website at www.ltx-credence.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger of equals (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the NASDAQ Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a merger of Credence with and into the Company with the Company being the surviving corporation. The Company’s results of operations for the six months ended January 31, 2009 include Credence’s operating results from August 29, 2008 through January 31, 2009. The Company’s consolidated balance sheet as of July 31, 2008 and results of operations for the three and six months ended January 31, 2008 do not include Credence’s results.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008. For the second quarter of fiscal 2009, we believe the following critical accounting estimates significantly affected our estimates and judgments, in the preparation of our consolidated financial statements.

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

For the six months ended January 31, 2009, we recorded an inventory-related provision of $19.3 million which consisted of excess and obsolete inventory as a result of the determination and implementation of our current combined company product roadmap following the merger of LTX Corporation and Credence Systems Corporation, as well as declining customer demand in the current industry environment.

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

As discussed in Note 2 to the consolidated financial statements, during the quarter we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at January 31, 2009. We will continue to perform these analyses on a quarterly basis for the foreseeable future.

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

Impairment of Long-Lived Assets

In connection with the recent merger with Credence, during the quarter ended October 31, 2008, we developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain consignment testers and property and equipment related to the ASL 3KRF, Diamond D40, and Sapphire product lines. In light of market conditions, we also wrote down $1.3 million of certain consignment testers for which we do not believe we will recover the cost. Accordingly, we recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million. In the quarter ended January 31, 2009, we recorded additional impairment charges of $0.8 million related to the reduction in the fair value of the land that we own adjacent to its Hillsboro, Oregon facility. There were no significant impairment losses for the six months ended January 31, 2008.

Due to the decline in our stock price and lower than expected revenues for the three months and six months ended January 31, 2009, we conducted recoverability tests in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) based on probability-weighted, undiscounted cash flows of our long-lived assets which contemplates significant cost savings. As a result of these tests, we determined there were no additional impairment losses on long-lived assets for the three months and six months ended January 31, 2009. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in its relationships with significant customers. Accordingly, we will continue to perform this analysis on a quarterly basis for the foreseeable future.

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

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), we recorded a charge in the six months ended January 31, 2009 for the full amount of the acquired in-process research and development.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.1	52.2	64.6	51.7
Inventory-related provision	18.5	—	24.9	—

Gross profit	3.4	47.8	10.5	48.3
Engineering and product development expenses	71.4	36.6	54.4	37.9
Selling, general and administrative expenses	49.3	22.3	37.9	22.1
Impairment charges	2.6	—	7.5	—
Amortization of purchased intangible assets	14.6	—	9.6	—
Acquired in-process research and development	—	—	8.0	—
Restructuring	48.2	—	23.9	—

Loss from operations	(182.7)	(11.1)	(130.8)	(11.7)
Other income (expense):
Interest expense	(3.5)	(0.8)	(2.7)	(1.2)
Investment income	2.5	1.9	2.2	2.1
Other income	(1.8)	—	0.4	—
Gain on extinguishment of debt, net	6.4	—	2.9	—

Loss before provision (benefit) for income taxes	(179.1)	(10.0)	(128.0)	(10.8)
Provision (benefit) for income taxes	0.2	0.2	0.8	(5.2)

Net loss	(179.3)%	(10.2)%	(128.8)%	(5.6)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Our results of operations for the six months ended January 31, 2009 include the results of Credence’s operations from August 29, 2008 to January 31, 2009. Credence’s results of operations are not included in our comparative three and six months ended January 31, 2008.

Three and Six Months Ended January 31, 2009 Compared to the Three and Six Months Ended January 31, 2008

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services, net of returns and allowances. Net sales for the three months ended January 31, 2009 decreased 2.0% to $30.4 million as compared to $31.0 million in the same quarter of the prior year. Net sales for the six months ended January 31, 2009 increased 27.8% to $77.5 million as compared to $60.7 million for the same six month period of the prior year. The decrease in net sales in the quarter ended January 31, 2009 as compared to the same period in the prior year is due to the deterioration of the overall economic environment, offset by net sales of approximately $16.1 million from Credence. The increase in net sales in the six months ended January 31, 2009 as compared to the same period in the prior year is due to the inclusion in the period ended January 31,

2009 of five months of Credence revenue or approximately $41.1 million as a result of the merger with Credence. The incremental net sales from Credence’s operations were partially offset by reduced shipment volume across all products during the six months ended January 31, 2009 due to prolonged unfavorable industry and market conditions that have significantly impacted the semiconductor industry capital expenditures for automated test equipment.

Service revenue, included in net sales, accounted for $17.6 million, or 57.9% of net sales, and $7.2 million, or 23.1% of net sales, for the three months ended January 31, 2009 and 2008, respectively, and $33.5 million or 43.2% of net sales, and $13.9 million or 22.9% of net sales for the six months ended January 31, 2009 and 2008, respectively. The increase in service revenue is primarily a result of the inclusion of Credence-generated service revenue for the three and six months ended January 31, 2009 of approximately $11.9 million and $22.0 million, respectively.

Geographically, sales to customers outside of the United States were 61.2 % and 56.0% of net sales for the three months ended January 31, 2009 and 2008, respectively, and 52.9% and 50.6% of net sales for the six months ended January 31, 2009 and 2008, respectively. The increase in sales to customers outside the United States was a result of a change in sales mix.

Inventory-related provision. We recorded an inventory-related provision of $5.6 million or 18.5% of net sales in the three months ended January 31, 2009 The provision consisted of $0.8 million related to the implementation of product roadmap decisions related to the ASL 3KMS line and $4.8 million related to future requirements of last time buy components related to the implementation of the product roadmap decisions. For the six months ended January 31, 2009, we recorded an inventory-related provision of $19.3 million, or 24.9% of net sales, which in addition to the $5.6 million noted above also included excess and obsolete inventory as a result of the determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. Product roadmap decisions to eliminate the ASL 3KRF and the Diamond D-40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to our Fusion CX product line which is being phased out in favor of our Fusion MXc product line.

Gross profit margin. The gross profit margin was $1.0 million or 3.3% of net sales in the three months ended January 31, 2009, as compared to $14.8 million or 47.8% of net sales in the same quarter of the prior year. For the six months ended January 31, 2009, the gross profit margin was $8.1 million or 10.5% of net sales as compared to $29.3 million or 48.3% of net sales for the six months ended January 31, 2008. The decrease in the gross profit margin for the three months ended January 31, 2009 as compared to January 31, 2008 was a result of the $5.6 million inventory related provision recorded for the three months ended January 31, 2009 and increased manufacturing overhead as a result of the merger with Credence. The decrease in the gross profit margin for the six months ended January 31, 2009 as compared to the six months ended January 31, 2008 was primarily the result of the inventory-related provision of $19.3 million and increased manufacturing overhead as a result of the merger with Credence which were partially offset by added gross margin on $26.8 million of additional revenue related to the merger. Excluding the inventory-related provision, gross profit margin was $27.5 million or 35.4% of net sales for the six months ended January 31, 2009.

Engineering and product development expenses. Engineering and product development expenses were $21.7 million, or 71.4% of net sales, in the three months ended January 31, 2009, as compared to $11.3 million, or 36.6% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2009, engineering and product development expenses were $42.2 million or 54.4% of net sales, compared to $23.0 million or 37.9% of net sales for the six months ended January 31, 2008. The increase in engineering and product development expenses for the three and six months ended January 31, 2009 as compared to the three and six months ended January 31, 2008 is principally a result of increased engineering and product development expense associated with the inclusion of Credence’s operations.

Selling, general and administrative expenses. Selling, general and administrative expenses were $15.0 million, or 49.3% of net sales, in the three months ended January 31, 2009, as compared to $6.9 million, or 22.3% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2009, selling, general and administrative expenses were $29.4 million or 37.9% of net sales as compared to $13.4 million or 22.1% of net sales for the six months ended January 31, 2008. The increase is primarily driven by the inclusion of Credence-related selling, general and administrative expenses in the results for the three and six months ended January 31, 2009, offset by cost savings associated with the reductions in force.

Impairment charges. Impairment charges were $0.8 million or 2.6% of net sales in the three months ended January 31, 2009. For the six months ended January 31, 2009, impairment charges were $5.8 million or 7.5% of net sales. For the three months ended January 31, 2009, we recorded an impairment charge of $0.8 million related to the revaluation of our land in Hillsboro, Oregon, for the excess of book value over fair value. The impairment charges of $5.0 million for the quarter ended October 31, 2008 were primarily related to write-offs of certain consigned inventory and internal capital equipment acquired from Credence. The charge was based on our determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. We have initiated a phase out of the Diamond D40 and ASL 3RF product lines and as such determined that the demonstration equipment and other equipment to support development of these products are no longer needed or useable in other products. There were no impairment charges recorded for the three or six months ended January 31, 2008.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $4.4 million or 14.6% of net sales for the three months ended January 31, 2009. For the six months ended January 31, 2009, amortization associated with these assets was $7.4 million or 9.6% of net sales. The underlying intangible assets relate to acquired technology, customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years.

Acquired in-process research and development. In connection with the Credence merger, we recorded a charge associated with the write-off of in-process research and development of $6.2 million or 8.0% of net sales for the six months ended January 31, 2009. The most significant acquired in-process research and development relates to Credence’s ASL and Diamond tester product lines.

Restructuring. Restructuring expense was $14.7 million or 48.2% of net sales and $18.5 million or 23.9% of net sales for the three and six months ended January 31, 2009, respectively. The restructuring expense includes employee termination-related severance and outplacement costs, post-employment benefits associated with the merger, as well as costs associated with closing certain facilities. On September 9, 2008, we announced and initiated a restructuring plan. The total cost of the severance related cash charges was $16.5 million of which $12.6 million was recorded as a component of the merger cost in the August 29, 2008 opening balance sheet of Credence and $3.9 million related to the LTX workforce reductions were recorded through the statement of operations as a restructuring charge. These initiatives are expected to result in $45.0 million of annual expense reduction with the full impact of such savings not expected until our quarter ending July 31, 2009. On January 20, 2009, we announced additional restructuring actions that resulted in a total cash charge of $8.8 million and will result in $20.0 million of annual expense reduction with the full impact of such savings beginning in the quarter ended April 30, 2009. The additional restructuring expense recorded during the three months ended January 31, 2009 was related to costs associated with vacating several facilities that are no longer being utilized by us. There were no restructuring costs recorded for the three and six months ended January 31, 2008.

Interest expense. Interest expense was $1.1 million of income for the three months ended January 31, 2009 as compared to $0.3 million for the three months ended January 31, 2008. For the six months ended January 31, 2009, interest expense was $2.1 million compared to $0.7 million for the same period in 2008. The increase in interest expense is a result of the long-term debt acquired from Credence. Interest expense for the three and six months ended January 31, 2009 relates to our bank term loan which bears an interest rate of prime rate minus 1.25%, as well as the Convertible Senior Subordinated Notes due 2010, which bear an interest rate of 3.5%.

Investment income. Investment income was $0.8 million for the three months ended January 31, 2009, as compared to $0.6 million for the three months ended January 31, 2008. For the six months ended January 31, 2009, investment income was $1.7 million, compared to $1.3 million for the same period in 2008. The increase was due to a higher average cash balance due to net cash acquired in the Credence merger.

Gain on extinguishment of debt, net. At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the three and six months ended January 31, 2009, we repurchased approximately $2.7 million and $72.0 million, respectively, of principal amount of the Notes at a discount to their par value. The discount to the par value resulted in a net gain on extinguishment of debt of approximately $1.9 million and $2.2 million in the three and six months ended January 31, 2009.

Income tax. We recorded an income tax provision of $0.6 million for the six months ended January 31, 2009 primarily due to foreign tax on earnings generated in foreign jurisdictions. For the six months ended January 31, 2008, we recorded an income tax benefit of $3.3 million related to the de-recognition of a liability related to an uncertain tax position, offset by income tax expense of $0.1 million. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with a vendor. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering the reversal of the reserve and non-cash benefit recorded in the current period.

As of January 31, 2009 and July 31, 2008, the total liability for unrecognized income tax benefits was $15.2 million and $0.8 million, respectively. Unrecognized income tax benefits of $6.0 million of the total liability as of January 31, 2009, if recognized would be recorded as a reduction of goodwill until our adoption of SFAS 141(R), after which such recognition would be recorded as a reduction of income tax expense in our statement of operations. The increase in the unrecognized income tax benefit was attributable to companies acquired.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing tax assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net loss. Net loss was $54.5 million, or $(0.43) per basic share, in the three months ended January 31, 2009, as compared to net loss of $3.2 million, or $0.05 per basic and diluted share, in the same quarter of the prior year. For the six months ended January 31, 2009, the net loss was $99.9 million or $(0.85) per basic share as compared to $3.4 million $0.05 per basic and diluted share for the six months ended January 31, 2008. The $51.3 million increase in net loss in the three months ended January 31, 2009 was principally due to historically low levels of sales in the ATE sector combined with the effect of increased operating expenses associated with the acquired Credence operations, and $25.5 million of merger-related charges, as well as impairment charges and inventory-related provisions associated with the current product roadmap determination.

Liquidity and Capital Resources

As of January 31, 2009, we had $115.8 million in cash and cash equivalents and marketable securities and net working capital of $98.5 million, as compared to $71.5 million of cash and cash equivalents and marketable securities and $86.5 million of net working capital at July 31, 2008. The increase in the cash and cash equivalents and marketable securities was due primarily to the cash and cash equivalents and marketable securities acquired in the Credence merger of $134.3 million, offset by our repurchase, during the six months ended January 31, 2009, of approximately $72.0 million of principal amount of the Notes at a discount to their par value.

Accounts receivable from trade customers, net of allowances, was $21.6 million at January 31, 2009, as compared to $24.2 million at July 31, 2008. The principal reason for the $2.6 million decrease in accounts receivable is a result of an additional $40.5 million of accounts receivable acquired from Credence, offset by a net reduction of receivables of $43.1 million related to decreasing quarter over quarter revenues, and cash collections. The allowance for sales returns and doubtful accounts was $1.2 million, or 5.1% of gross trade accounts receivable, at January 31, 2009 and $0.7 million, or 2.7% of gross trade accounts receivable at July 31, 2008.

Net inventories increased by $14.5 million to $37.0 million at January 31, 2009 as compared to $22.5 million at July 31, 2008 primarily due to the acquisition of net inventory from Credence of $11.9 million.

Prepaid expenses and other current assets increased by $12.8 million to $16.1 million at January 31, 2009 as compared to $4.0 million at July 31, 2008 primarily due to the acquisition of prepaid expenses and other current assets from Credence.

Capital expenditures totaled approximately $5.2 million for the six months ended January 31, 2009, as compared to $4.5 million for the six months ended January 31, 2008. Expenditures for the six months ended January 31, 2009 were composed of testers and tester spare parts. Expenditures for the six months ended January 31, 2008 included $1.4 million of leasehold improvements related to our move to a facility in Milpitas, California and $3.1 million of equipment related to capital expenditures to support the X-Series product line.

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

The financing arrangement under the 2006 Loan Agreement also provides LTX with a $30.0 million revolving credit facility. No amount was outstanding under the revolving credit facility as of October 31, 2008 and July 31, 2008.

The loan agreement with SVB requires SVB approval of a change in ownership or control of the company. We have received a waiver and approval of the merger from SVB as of August 29, 2008. Our revolving credit facility expired on December 6, 2008. On February 25, 2009, we entered into a modification of its existing loan agreement with SVB to provide for a two year revolving line of credit agreement (the “First Loan Modification Agreement”). The First Loan Modification Agreement was effective as of February 25, 2009. We intend to use the proceeds from the revolving line of credit for working capital and other general corporate purposes as needed.

The First Loan Modification Agreement allows for cash borrowings, letters of credit, and cash management facilities under a secured revolving credit facility of up to a maximum of $40.0 million. Any amounts outstanding under the revolving credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. Our debt obligations under the credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the agreement). The credit facility contains negative covenants applicable to LTX-Credence and its subsidiaries, including a financial covenant requiring us to maintain a minimum level of liquidity equal to cash and cash equivalents maintained in accounts at SVB in excess of amounts owed to SVB under the term loan and revolving credit facility plus $20 million, as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates. We have not drawn down any funds under the revolving credit facility as of the date of filing this report on Form 10-Q.

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the first six months of fiscal 2009, we repurchased approximately $72.0 million of principal amount of the Notes at a discount to their par value.

We have accounted for the repurchase of the Notes as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125” and have recorded a net gain on extinguishment of debt of $1.9 million and $2.2 million in the three and six months ended January 31, 2009.

As of January 31, 2009, we are in compliance with all underlying covenants associated with our various debt obligations.

We have a defined benefit pension plan related to our operation in the United Kingdom. The plan was constituted in October 1981 to provide defined benefit pension and lump sum benefits, payable on retirement, for employees of LTX(Europe) Limited. The plan has 71 participants of which 2 remain as active employee members and 69 are non-active former employees but for whom benefits are preserved. The plan has been closed to all new members since December 31, 2000. Annually, we obtain an actuarial valuation of the pension plan. The plan was under-funded by $3.5 million and $4.2 million as of January 31, 2009 and July 31, 2008, respectively. We have recorded this liability as other long-term liabilities of $3.2 million and $3.9 million as of January 31, 2009 and July 31, 2008, respectively. We recorded the current portion of this liability as other accrued expenses of $0.3 million and $0.3 million as of January 31, 2009 and July 31, 2008. Cash payments were projected to be approximately $0.3 million in fiscal 2009, none of which has been paid at January 31, 2009. Actual cash payments were $0.5 million in fiscal 2008.

We operate in a highly cyclical industry and we have and may continue to experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. In addition, our loan arrangement with Silicon Valley Bank includes a material adverse change clause, that could permit the bank to demand current payment of our long term loan in the event a material adverse change occurs under the terms of the loan agreement. We have met all financial and contractual agreements with Silicon Valley Bank and management believes we have not triggered a materially adverse condition as of January 31, 2009. To mitigate the impact on significant fluctuations in our business risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to a downturn or a significant upturn much faster than in the past. We believe that our balances of cash and cash equivalents and marketable securities, cash flows expected to be generated by future operating activities and funds available under our credit facilities will be sufficient to meet our cash requirements over the next twelve months, which includes the payment of the outstanding principal installments of the 2006 Loan Agreement. We also believe our access to capital markets for competitively priced instruments will be limited based on current market conditions.

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

The aggregate outstanding amount of the contractual obligations is $138.3 million as of January 31, 2009. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations, net of sub-lease revenue, at January 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

	Payments Due by Period (in thousands)
Financial Obligations	Total	Remainder of 2009	2010–2011	2012–2013	Thereafter
Convertible Senior Subordinated Notes due 2010 (including interest)	$53,197	$885	$52,312
Term loan (including interest)	16,279	3,880	12,399	$—	$—
Inventory commitments	9,158	8,545	613	—	—
Operating leases	37,935	4,677	12,070	8,822	12,366
Pension	3,500	341	682	682	1,795
Severance	16,941	15,942	999	—	—
Other note payable	1,313	—	1,313	—	—

Total contractual obligations	$138,323	$34,270	$80,388	$9,504	$14,161

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during fiscal 2006. However, our incoming product orders in the fourth quarter of fiscal 2006 decreased from the third quarter’s levels and continued to decrease in the first two quarters of fiscal 2007. Industry order rates did not increase significantly in fiscal 2008. Industry conditions deteriorated further during the first two quarters of fiscal 2009 resulting in a decrease in revenues. The timing and level of an industry recovery is uncertain at this time. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. From the fourth quarter of fiscal 2006 through the second quarter of fiscal 2009, our revenue and operating results were negatively impacted by a downturn in the semiconductor industry. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system in package (“SIP”), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

We have substantial indebtedness.

As of the date of this report, we have $49.4 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes (the “Notes”) due May 2010 as well as $15.8 million in principal outstanding as of January 31, 2009 under a commercial loan. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. During the six months ended January 31, 2009, we repurchased approximately $72.0 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2010, reducing our cash and cash equivalents. In addition, we have monthly principal and interest payments through December 2010 related to our $20.0 million term loan from a commercial lender. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment on the term loan, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. In addition, in the event of a material adverse change (as such term is defined in our loan agreements with Silicon Valley Bank) we would be in default under our term loan which could permit the bank to accelerate the maturity of the term loan. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 53% of our revenues for the six months ended January 31, 2009 and 61% of our revenues for fiscal year 2008. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Our recently announced plans to transition our outsource manufacturing to Penang, Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on January 31, 2009, our stock price ranged from a low of $0.09 to a high of $3.71. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

As of January 30, 2009, the closing bid price of our common stock on the NASDAQ Global Market was $0.29, which is below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5), or the Rule. In accordance with the Rule, if our stock price were to remain below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.

Given the current extraordinary market conditions, NASDAQ has determined to suspend the bid price and market value of publicly held shares requirements through April 17, 2009. In that regard, on October 16, 2008, NASDAQ filed an immediately effective rule change with the Securities and Exchange Commission which was subsequently extended on December 18, 2008, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies. This Rule will be reinstated on April 20, 2009.

When the Rule is reinstated on April 20, 2009, there can be no assurance that the bid price of our common stock will be above $1.00 per share, or that we will be able to achieve compliance with the Rule within the given compliance period.

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

We have incurred significant costs in connection with the merger.

We have incurred substantial expenses related to the merger. We have incurred direct transaction costs of approximately $10.0 million in connection with the merger, the majority of which will be paid as of April 30, 2009.

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

There has been no material change in our Market Risk exposure since the filing of the 2008 Annual Report on Form 10-K.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 6.	Exhibits

(i)	Exhibit 31.1 and Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certifications

(ii)	Exhibit 32—Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: March 12, 2009	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)