Form 10-Q
period 2009-04-30
LTX-CREDENCE CORP
filed 2009-06-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2009
Common Stock, $0.05 par value per share	127,293,131 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2009	July 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,675	$51,052
Marketable securities	14,358	20,410
Accounts receivable—trade, net of allowances of $702 and $659, respectively	19,260	24,160
Inventories	38,062	22,505
Deferred income taxes	9,473	—
Prepaid expenses and other current assets	13,149	3,995

Total current assets	200,977	122,122
Property and equipment, net	41,651	27,213
Intangible assets, net	26,844	—
Goodwill	43,891	14,368
Other assets	3,717	6,024

Total assets	$317,080	$169,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$54,025	$5,700
Accounts payable	16,010	14,058
Deferred revenues and customer advances	7,843	1,777
Accrued restructuring	12,952	915
Other accrued expenses	39,032	13,166

Total current liabilities	129,862	35,616
Long-term debt, less current portion	42,425	12,200
Long-term deferred income taxes	9,471	—
Other long-term liabilities	21,872	4,631
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	6,329	3,150
Additional paid-in capital	694,102	573,736
Accumulated other comprehensive loss	(525)	(865)
Accumulated deficit	(586,456)	(458,741)

Total stockholders’ equity	113,450	117,280

Total liabilities and stockholders’ equity	$317,080	$169,727

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net product sales	$11,547	$32,089	$55,581	$78,837
Net service sales	13,120	7,231	46,620	21,139

Net sales	24,667	39,320	102,201	99,976
Cost of sales	17,674	18,903	67,754	50,276
Inventory related provision	—	—	19,311	—

Gross profit	6,993	20,417	15,136	49,700
Engineering and product development expenses	16,556	11,794	58,729	34,776
Selling, general and administrative expenses	11,120	6,611	40,502	20,044
Impairment charges	—	—	5,799	—
Amortization of purchased intangible assets	4,446	—	11,856	—
Acquired in-process research and development	—	—	6,200	—
Restructuring	3,315	—	21,845	—

Income (loss) from operations	(28,444)	2,012	(129,795)	(5,120)
Other income (expense):
Interest expense	(1,708)	(229)	(3,804)	(961)
Investment income	319	423	2,012	1,706
Other income, net	1,219	—	1,498	—
Gain on extinguishment of debt, net	992	—	3,209	—

Income (loss) before provision (benefit) for taxes	(27,622)	2,206	(126,880)	(4,375)
Provision (benefit) for income taxes	197	34	835	(3,145)

Net income (loss)	$(27,819)	$2,172	$(127,715)	$(1,230)

Net income (loss) per share:
Basic	$(0.22)	$0.03	$(1.06)	$(0.02)
Diluted	$(0.22)	$0.03	$(1.06)	$(0.02)
Weighted-average common shares used in computing net loss per share:
Basic	127,189	62,678	120,322	62,552
Diluted	127,189	62,773	120,322	62,552
Comprehensive income (loss):
Net income (loss)	$(27,819)	$2,172	$(127,715)	$(1,230)
Unrealized gain (loss) on marketable securities	610	(124)	622	555
Cumulative translation adjustment	96	—	(487)	—
Pension liability gain (loss)	43	(2)	248	(11)

Comprehensive income (loss)	$(27,070)	$2,046	$(127,332)	$(686)

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,715)	$(1,230)
Add (deduct) non-cash items:
Inventory-related provision	19,311	—
Stock-based compensation	3,335	3,551
Depreciation and amortization	28,252	9,235
Benefit for income taxes	—	(3,251)
Acquired in-process research and development	6,200	—
Gain on extinguishment of debt, net	(3,209)	—
Impairment charges	5,799	—
Loss on disposal of property and equipment, net	758	—
Other	—	54
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	46,775	2,037
Inventories	(11,309)	3,754
Prepaid expenses	6,851	909
Other assets	15,867	(3)
Accounts payable	(6,477)	(5,057)
Accrued expenses	(21,108)	(4,284)
Deferred revenues and customer advances	(7,433)	(144)

Net cash provided by (used in) operating activities	(44,103)	5,571
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from merger with Credence Systems Corporation, net of fees paid	131,667	—
Maturities of marketable securities	10,142	11,639
Purchases of property and equipment	(5,465)	(5,732)

Net cash provided by investing activities	136,344	5,907
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(376)	(101)
Proceeds from borrowings from revolving credit facility	39,400	—
Employees’ stock purchase plan	—	297
Payments on bank term loan	(3,900)	(28,422)
Payments of convertible senior subordinated notes	(71,165)	—

Net cash used in financing activities	(36,041)	(28,226)
Effect of exchange rate changes on cash	(577)	(184)

Net increase (decrease) in cash and cash equivalents	55,623	(16,932)
Cash and cash equivalents at beginning of period	51,052	63,302

Cash and cash equivalents at end of period	$106,675	$46,370

BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$141,353
Fair value of liabilities assumed	(233,537)
Fair value of stock issued	(117,723)
Fair value of stock options and RSUs exchanged	(2,863)
Cost in excess of fair value (goodwill)	29,974
Fair value of acquired identifiable intangible assets	38,700
In-process research and development	6,200
Less acquisition costs paid	6,229

Net cash received from merger with Credence Systems Corporation	$(131,667)

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and entertainment market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered, and has a development facility in Milpitas, California, development facilities in Norwood, Massachusetts and Hillsboro, Oregon, and worldwide sales and service facilities to support its customer base.

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger of equals (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the NASDAQ Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a statutory merger of Credence in which Credence was legally dissolved and merged into the Company with the Company being the surviving corporation. The Company’s results of operations for the nine months ended April 30, 2009 include Credence’s operating results from August 29, 2008 through April 30, 2009. The Company’s consolidated balance sheet as of July 31, 2008 and results of operations for the three and nine months ended April 30, 2008 do not include Credence’s results.

Recent Developments and Liquidity

During the nine months ended April 30, 2009, the Company’s stock price declined significantly below book value. The Company believes the following factors have contributed to the decrease in its stock price:

•

investors’ concerns about the Company’s ability to successfully integrate LTX and Credence and gain the synergy cost savings as forecasted by management, which will not fully impact the Company’s results of operations until the quarter ended July 31, 2009.

•	the size and resources of LTX-Credence relative to its major competitors, Teradyne, Verigy and Advantest.

•	declining revenues in recent months and the uncertainty around industry projections going forward.

•	lack of institutional investor activity due to restrictions on investments with stock prices below prescribed levels.

•	increased operating losses and cash consumption during the nine months ended April 30, 2009.

The Company believes that declining business and consumer confidence and increased unemployment which has precipitated the current economic slowdown may result in a long recession. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, has severely impacted many technology manufacturers and has significantly lowered the demand for the Company’s products. Although the Company believes that it has competitive products, challenging market conditions have severely limited the Company’s ability to increase sales and market share. The Company believes that a combination of these factors accounts for the difference between its stock trading price and its book value.

These conditions give rise to certain accounting and reporting considerations including recoverability of goodwill, long-lived assets and inventory, which are discussed further in the Notes to the unaudited consolidated financial statements. These conditions also have a significant impact on the Company’s liquidity, which is discussed further in the Management’s Discussion and Analysis section of this Report.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2008. In the opinion of management, these unaudited financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2009 are not necessarily indicative of future trends or the Company’s results of operations for the entire year ending July 31, 2009.

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

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, (5) objective and reliable evidence of the fair value of the undelivered item(s) exists and (6) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, the arrangement consideration is allocated based on the relative fair values of each unit of accounting. If the fair value of a delivered item is unknown, but the fair value of undelivered items are known, the residual method is used for allocating arrangement consideration which requires discounts in the sales value of the entire arrangement to be recognized in connection with the sale of the delivered items only.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and nine months ended April 30, 2009 and 2008, respectively.

Income Taxes

Income tax expense relates principally to operating results in foreign entities in jurisdictions primarily in Asia and Europe. The Company recorded an income tax provision of $0.8 million for the nine months ended April 30, 2009 primarily due to foreign tax on earnings generated in foreign jurisdictions. For the nine months ended April 30, 2008, the Company recorded an income tax benefit of $3.1 million related to the de-recognition of a liability related to an uncertain tax position. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with a vendor. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering the reversal of the reserve and non-cash benefit recorded in the nine months ended April 30, 2008.

As of April 30, 2009 and July 31, 2008, the total liability for unrecognized income tax benefits was $14.7 million and $0.8 million. Unrecognized income tax benefits of $4.0 million of the total liability as of April 30, 2009, if recognized, would be recorded as a reduction of goodwill until the Company’s adoption of SFAS 141(R), after which such recognition would be recorded as a reduction of income tax expense in the Company’s statement of operations. Additionally, there are $1.1 million of unrecognized income tax benefits that, if recognized, would favorably affect the Company’s income tax rate. The increase in the unrecognized income tax benefits was attributable to the assumption of uncertain tax positions in connection with the Credence acquisition.

The Company recognized interest related to liabilities for unrecognized tax benefits in the income tax provision. As of April 30, 2009, included in the $14.7 million of unrecognized tax benefits, the Company had approximately $1.0 million of accrued interest and penalties of which less than $0.1 million was recorded during the three months ended April 30, 2009 and $0.2 million for the nine months ended April 30, 2009. The unrecognized tax benefit as of July 31, 2008 was $0.8 million.

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

Due to the merger with Credence, utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of a portion of net operating losses before utilization.

Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, including the 2004 Stock Plan (“2004 Plan”), the 2001 Stock Plan (“2001 Plan”), the 1999 Stock Plan (“1999 Plan”), and the 1995 LTX (Europe) Ltd. Approved Stock Option Plan (“U.K. Plan”). In addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech in 2003, as well as the Credence 2005 Stock Incentive Plan (the “Credence 2005 Plan”) as part of its merger with Credence. The Company can only grant options from the 2004 Plan or the Credence 2005 Plan.

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

Effective August 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded expense of approximately $0.9 million and $1.1 million, for the three months ended April 30, 2009 and 2008, respectively, and $3.3 million and $3.5 million for the nine months ended April 30, 2009 and 2008, respectively, in connection with its share-based payment awards.

In October 2008 and December 2008, in connection with the merger with Credence, the Company modified the vesting terms of certain executive RSU awards that were originally granted on September 13, 2006 with performance milestones. The modification was made to remove the performance conditions. There was no incremental value to these awards as a result of the modification, and the remaining expense associated with these awards will be recognized on a straight-line basis over the remaining requisite service period.

During the three and nine months ended April 30, 2009, the Company granted 884,000 and 2,789,000 of service-based RSUs with a weighted average fair value at time of grant of $0.39 and $0.73, respectively, to certain directors, executives and key employees with vesting terms between one and four years.

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

The table below shows the change in the product warranty liability, as required by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the nine months ended April 30, 2009 and 2008:

	Nine Months Ended April 30,
Product Warranty Activity	2009	2008
	(in thousands)
Balance at beginning of period	$908	$1,819
Balance assumed from Credence	5,519	—
Warranty expenditures for current period	(4,535)	(1,592)
Changes in liability related to pre-existing warranties	(9)	(136)
Provision for warranty costs in the period	1,774	1,289

Balance at end of period	$3,657	$1,380

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net income (loss)	$(27,819)	$2,172	$(127,715)	$(1,230)
Basic EPS
Basic common shares	127,189	62,678	120,322	62,552
Basic EPS	$(0.22)	$0.03	$(1.06)	$(0.02)
Diluted EPS
Basic common shares	127,189	62,678	120,322	62,552
Plus: Impact of stock options	—	95	—	—

Diluted common shares	127,189	62,773	120,322	62,552
Diluted EPS	$(0.22)	$0.03	$(1.06)	$(0.02)

For the three and nine months ended April 30, 2009, options to purchase 10.0 million shares and for the three and nine months ended April 30, 2008, options to purchase 7.9 million shares and 7.8 million shares, respectively, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share also excludes 45,000 and 653,000 RSUs at April 30, 2009 and 2008, respectively, in accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”.

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

Gross unrealized gains and losses for the three and nine months ended April 30, 2009 and April 30, 2008 were not significant. Realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no significant impairment losses recorded in the three and nine months ended April 30, 2009 and April 30, 2008.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2009	July 31, 2008
	(in thousands)
Purchased components and parts	$22,069	$12,451
Units-in-progress	7,106	2,777
Finished units	8,887	7,277

Total inventories	$38,062	$22,505

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2009 and July 31, 2008, inventory is stated net of inventory reserves of $53.9 million and $35.2 million, respectively. The reserve as of April 30, 2009 includes provisions of $5.6 million and $13.7 million, which were recorded during the three months ended January 31, 2009 and the three months ended October 31, 2008, consisting of excess and obsolete inventory as a result of the implementation of the combined Company product roadmap. For the three months ended January 31, 2009, product roadmap decisions related eliminating further development of the ASL3KMS line accounted for $0.8 million of the total inventory related provision. The balance of the inventory related provision, or $4.8 million, was a result of the Company’s review of all future service requirements for last time buys based on current products and legacy products based on the implementation of the product road map. For the three months ended October 31, 2008, product roadmap decisions to eliminate the ASL 3RF and the Diamond D40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to the Company’s Fusion CX product line which is being phased out in favor of the Company’s Fusion MXc product line. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had no sales of previously reserved inventory during the three months ended April 30, 2009. The Company had $0.2 million in sales of previously fully-written off inventory for the nine months ended April 30, 2009. For the nine months ended April 30, 2008, the Company had sales of $1.2 million of previously written off inventory. The Company had no sales of previously reserved inventory during the three months ended April 30, 2008.

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

	(in thousands)
	April 30, 2009	July 31, 2008	Estimated Useful Lives
Equipment spares	$63,953	$52,978	5 or 7
Machinery, equipment and internally manufactured systems	45,507	40,246	3-7
Office furniture and equipment	5,942	2,168	3-7
Leasehold improvements	6,602	9,958	Shorter of 10 years or term of lease
Land	2,524	—	—
Purchased software	1,777	—	3

Property and equipment, gross	126,305	105,350
Less: accumulated depreciation and amortization	(84,654)	(78,137)

Property and equipment, net	$41,651	$27,213

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

In connection with the recent merger with Credence, during the quarter ended October 31, 2008, the Company developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain consignment testers and property and equipment related to the ASL 3KRF, Diamond D40, and Sapphire product lines. In light of the current economic conditions, the Company also wrote down $1.3 million of certain consignment testers for which it does not believe it will recover the cost. Accordingly, the Company recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million. In the quarter ended January 31, 2009, the Company recorded additional impairment charges of $0.8 million related to the reduction in the fair value of the land that the Company owns adjacent to its Hillsboro, Oregon facility. There were no significant impairment losses for the three months ended April 30, 2009 and the nine months ended April 30, 2008.

Due to the significant decline in the Company’s stock price and lower than expected revenues for the three and nine months ended April 30, 2009, the Company conducted recoverability tests in accordance with SFAS No. 144, based on probability-weighted, undiscounted cash flows of the Company’s long-lived assets which contemplates significant cost-savings. As a result of these tests, the Company determined there were no additional impairment losses on long-lived assets for the three and nine months ended April 30, 2009. However, actual performance in the near and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

Goodwill and Other Intangibles

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company is required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of SFAS 142 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of April 30, 2009 the Company’s implied fair value exceeds the Company’s carrying value of its net assets and therefore no impairment exists as of that date. The Company operates in a highly cyclical industry where sudden and significant changes in customer demand can result in significant increases or decreases in sales revenue.

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

Of the $43.9 million of total goodwill, $14.4 million at April 30, 2009 and July 31, 2008, represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. In connection with the merger with Credence, the Company has recorded approximately $29.5 million of goodwill in its consolidated balance sheet at April 30, 2009. This amount represents the excess purchase price over the fair value of the net tangible and intangible assets acquired at April 30, 2009. Through January 31, 2009, the Company had concluded and conducted its impairment reviews based on two distinct reporting units under SFAS No. 142, Credence and LTX. The determination of the number of reporting units (two) as of January 31, 2009 was based on the following:

•	The merger with Credence Corporation was completed on August 29, 2008. Two separate accounting books and records were maintained for the quarters ended October 31, 2008 and January 31, 2009.

•	The Company was able to calculate and determine two separate cash flows for each entity, for the quarter ended October 31, 2008 and January 31, 2009.

•

The Company and its chief operating decision maker used and had access to two separate accounting books and records during the quarters ended October 31, 2008 and January 31, 2009, although strategic business decisions were made based on the overall financial performance of the combined company as management executed its integration plan.

As planned, the Company has continued to integrate all operational and financial reporting functions and systems of both companies. During the quarter ended April 30, 2009, the Company’s financial accounting systems and organizational structure were fully integrated and discrete financial information and cash flows are no longer available. Accordingly, as of April 30, 2009 and as discussed further in footnote 4, the Company operates as one operating segment, and all impairment reviews are now performed on a single reporting unit basis.

As of April 30, 2009, pursuant to LTX-Credence’s accounting policy, the Company, consistent with its conclusions as of January 31, 2009 and October 31, 2008, determined that certain circumstances, primarily related to a significant decline in our stock price, product roadmap decisions, and lower than expected revenues constituted a triggering event which suggested that the carrying amount of goodwill may not be recoverable. Accordingly, the Company performed an impairment test of the carrying value of goodwill as of April 30, 2009. As a result of this analysis, the Company concluded that goodwill was not impaired at April 30, 2009 because the Company’s implied fair value exceeded the carrying value of its net assets as of April 30, 2009. The Company considered the income approach in determining the fair value, which requires estimates of future operating results and discounted cash flows of the reporting unit. For the quarter ended October 31, 2008, the Company used the assistance of an independent third party valuation firm to complete the October 31, 2008 impairment review. The Company considered three approaches to determine the fair value and concluded that the most appropriate and therefore the primary approach to determine fair value is the income approach, which was used for the quarter ended April 30, 2009. Under the income approach, value is determined by discounting future net earnings to their present value at a discount rate that reflects both current return requirements of the market and the risks inherent with the specific investment.

The estimates of future operating results and cash flows were principally derived from the Company’s long-term financial forecast. This long-term financial forecast represents the best estimate that the Company has at this time and the Company believes that its underlying assumptions are reasonable based primarily on current product performance and long-term industry expectations. The underlying assumptions contemplate revenue to continue at the current levels in the near term with some improvement in economic conditions that will drive industry growth and increased revenues in subsequent years of the analysis. Cost structures are consistent with the Company’s merger integration plan. However, actual performance in the near and longer-term could be materially different from these forecasts, which could impact future estimates of fair value and may result in the impairment of the carrying amount of goodwill. This could be caused by events such as, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

For purposes of the discounted cash flow analysis, the Company assumed a cash flow period of 10 years, terminal value based upon a terminal growth rate of 2 percent and an estimated discount rate of 19 percent, which is based on our weighted average cost of capital, adjusted for the risks associated with achieving the revenue plan and market penetration. A variance in these assumptions could have a significant impact on the assessment as to whether goodwill may or may not be impaired. Accordingly, the Company will continue to perform this analysis no less frequently than on a quarterly basis for the foreseeable future.

In connection with the goodwill impairment review, the Company determined its market capitalization was lower than both the stockholders’ equity and the estimate of the Company’s enterprise value based on discounted future cash flows as of the periods ended October 31, 2008, January 31, 2009 and April 30, 2009. The Company believes that the difference between the estimated enterprise value and the market capitalization could be a result of:

•	investors’ concerns about the Company’s ability to successfully integrate LTX and Credence and gain the synergy cost savings as forecasted by management.

•	the size and resources of LTX-Credence relative to its major competitors, Teradyne, Verigy and Advantest.

•	declining revenues in recent months and the uncertainty around industry projections going forward.

•	lack of institutional investor activity due to restrictions on investments with stock prices below prescribed levels.

•	increased operating losses and cash consumption during the nine months ended April 30, 2009.

The Company recently announced that it has exceeded its original estimate of merger related synergy savings of $25.0 million on an annual basis with approximately $100.0 million of actual savings. All but $3.0 million of the annual savings will benefit the statement of operations by the quarter ending July 31, 2009. The remaining $3.0 million of annual savings will benefit the statement of operations beginning in January 2010. The merger-related synergies have allowed management to streamline all areas of its business, enabling the Company to operate efficiently by continuous focus on an efficient and flexible business model. Additionally, the merger has created new business opportunities that management believes will lead to growth over the medium to long term, including expansion into markets not previously addressed and growth in the China and Taiwan markets due to the strong presence of the Credence operations in these regions.

The following is a summary of activity for the Company’s goodwill for the nine months ended April 30, 2009 and the twelve months ended July 31, 2008:

Goodwill Activity	April 30, 2009	July 31, 2008
	(in thousands)
Balance at beginning of period	$14,368	$14,762
Acquisition of Credence	29,974	—
Resolution of uncertain tax position	(451)	(394)

Total	$43,891	$14,368

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of April 30, 2009
Description	Estimated Useful Life (in years)	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$219	$81
Distributor relationships	2.0	3,000	1,493	1,507
Key customer relationships	3.0	8,900	4,118	4,782
Developed technology—ASL	6.0	15,700	3,741	11,959
Developed technology—Diamond	9.0	9,200	2,285	6,915
Maintenance agreements	7.0	1,600	—	1,600

Total intangible assets		$38,700	$11,856	26,844

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated useful life over which these intangible assets will be amortized is 5.5 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2009	$4,445
2010	10,617
2011	5,832
2012	3,075
2013	1,518
Thereafter	1,357

Total	$26,844

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

The estimated aggregate purchase price of approximately $128.6 million includes 63.0 million shares of LTX common stock at an estimated fair value of $117.7 million; approximately 4.0 million of fully vested stock options granted to Credence employees in exchange for their vested Credence stock options, with an estimated fair value of approximately $1.5 million; and approximately $10.2 million of direct acquisition costs. There are no potential contingent consideration arrangements payable to the former Credence shareholders in connection with this transaction.

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

The following is a summary of the purchase price for Credence:

	(in thousands, except exchange ratio and price per share)
Number of Credence shares to be acquired	102,824
Multiplied by the exchange ratio	0.6129

Number of shares of LTX common stock to be issued to the holders of Credence common stock	63,021
Multiplied by the price per share of LTX common stock	$1.87	$117,723

Estimated fair value of outstanding Credence stock options and restricted stock exchanged for LTX stock options and restricted stock (options calculated using the Company’s option pricing model)		$1,508
Estimated transaction costs		6,367
Other consideration		3,044

Estimated purchase price		$128,642

The above purchase price has been allocated based on an estimate of the fair value of net assets acquired as follows:

Allocation of purchase consideration

(in thousands)
Cash and cash equivalents, net of acquisition costs	$131,667
Working capital as of August 29, 2008, net of cash and cash equivalents acquired	14,793
Identifiable intangible assets	38,700
Goodwill	29,974
In-process research and development	6,200
Property and equipment	17,532
Other long-term assets	31,060
Convertible Senior Subordinated Notes due 2010	(114,974)
Other long-term liabilities	(26,310)

Estimated purchase price	$128,642

The purchase price and allocation thereof may change as additional information related to merger consideration and values of acquired assets and assumed liabilities becomes available.

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

In accordance with SFAS No. 141, the Company recorded a charge in the nine months ended April 30, 2009 for the full amount of the acquired in-process research and development.

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of LTX and Credence as if the merger had occurred at the beginning of each period presented, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Three Months Ended April 30,	Nine Months Ended April 30,
	2008	2009	2008
Net sales	$107,433	$114,486	$328,961
Net loss	$(16,507)	$(158,377)	$(70,455)
Net loss per share—basic and diluted	$(0.13)	$(1.35)	$(0.56)

The pro forma net loss for the nine months ended April 30, 2009 includes $58.9 million of charges related to Credence for excess and obsolescence inventory provisions, property and equipment impairment, amortization of acquired intangible assets and restructuring, all of which were incurred after August 29, 2008. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the merger with Credence occurred at the beginning of the periods presented.

4. SEGMENT REPORTING

As a result of the Credence merger, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company determined that it continues to operate as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. While in previous quarters, the Company and its chief operating decision maker had access to discrete financial information for two operating segments, LTX and Credence, as of April 30, 2009 , the Company’s financial accounting systems and organizational structure were fully integrated and discrete financial information and cash flows are no longer available. Accordingly, as of April 30, 2009, the Company now operates as one operating segment. In addition, for all periods presented, the Company has determined it has as one reporting segment based on the following aggregation criteria from SFAS No. 131:

•	similar products and services

•	similar production processes

•	similar class of customer for products and services

•	similar methods to distribute the products and services

For the three months ended April 30, 2009, sales to two customers accounted for 17% and 11% of net sales. For the nine months ended April 30, 2009, sales to one customer accounted for 11% of net sales. The Company’s net sales by geographic area for the three and nine months ended April 30, 2009 and 2008, along with the long-lived assets at April 30, 2009 and July 31, 2008, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
	(in thousands)
Net sales:
United States	$11,030	$12,733	$47,513	$42,706
Taiwan	4,915	1,759	11,536	4,377
Japan	132	1,224	1,094	3,266
Singapore	1,382	9,996	8,490	18,717
Philippines	743	1,853	12,332	6,911
All other countries	6,465	11,755	21,236	23,999

Total Net Sales	$24,667	$39,320	$102,201	$99,976

Long-lived assets consist of property and equipment:

	April 30, 2009	July 31, 2008
	(in thousands)
Long-lived assets:
United States	$37,758	$23,397
Taiwan	36	45
Japan	252	158
Singapore	1,929	1,717
All other countries	1,676	1,896

Total long-lived assets	$41,651	$27,213

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

5. RESTRUCTURING

As a result of the Credence merger, the Company assumed previous Credence management approved restructuring plans designed to reduce headcount, consolidate facilities and to align that company’s capacity and infrastructure to anticipated customer demand and transition of its operations for higher utilization of facility space. In connection with these plans, the Company assumed a total liability of approximately $6.0 million. Subsequent to the completion of the Merger the Company incurred an additional $0.9 million related to these actions.

Additionally, the Company recorded as part of its purchase accounting a liability of approximately $13.0 million in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, the Company recorded a liability of approximately $3.0 million for legacy LTX employees related to the merger with Credence and other post-employment obligations. The Company believes its plan will be finalized within one year of the date of the merger and that any adjustments to severance and/or retention costs directly related to the Credence restructuring would be an adjustment to goodwill. On January 20, 2009, the Company announced additional restructuring actions that resulted in a total charge of $8.8 million. Also in the three months ended January 31, 2009, the Company recorded a charge of $5.9 million related to costs associated with vacating several facilities that are no longer being utilized. On April 23, 2009, the Company announced additional employee-related restructuring actions that resulted in a total charge of $3.3 million. The following table sets forth the Company’s reorganization accrual activity for the three and nine months ended April 30, 2009 (in thousands):

	Severance Costs	Facility Leases	Asset/ Liability Impairment	Total
Balance July 31, 2008	$296	$619	$—	$915
Provided for under EITF 95-3 in connection with the Credence merger	13,045	—	—	13,045
Balance acquired from Credence, August 29, 2008	5,994	—	—	5,994
Restructuring expense	15,884	4,358	1,603	21,845
Elimination of deferred rent and unfavorable lease liability	—	2,764	—	2,764
Non-cash utilization	—	—	(1,603)	(1,603)
Cash paid	(24,764)	(610)	—	(25,374)

Balance April 30, 2009	$10,455	$7,131	$—	$17,586

Approximately $4.6 million of the accrued restructuring liability is related to facility lease payments that are due more than one year from April 30, 2009. Accordingly, the Company has recorded this amount to other long-term liabilities as of April 30, 2009. The remainder of the accrued restructuring balance at April 30, 2009 of $12.9 million is shown separately in the current liabilities section of the consolidated balance sheet.

6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2009 or July 31, 2008.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2009 or July 31, 2008.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments (including amounts for vacated facilities accrued for in accrued restructuring) under noncancelable leases at April 30, 2009, are as follows:

Lease Commitments:

Year ending July 31,	Amount (in thousands)
2009	$2,271
2010 – 2011	12,092
2012 – 2013	8,434
Thereafter	12,379

Total minimum lease payments	$35,176

7. ACCRUED EXPENSES

Other accrued expenses consisted of the following at April 30, 2009 and July 31, 2008:

	April 30, 2009	July 31, 2008
	(in thousands)
Accrued compensation	$8,184	$4,636
Accrued vendor liability	10,800	—
Accrued income and local taxes	280	2,249
Product warranty	3,657	908
Accrued interest	572	58
Accrued professional fees	2,163	3,213
Other accrued expenses	13,376	2,102

Total other accrued expenses	$39,032	$13,166

Accrued vendor liability represents inventory physically located at the Company’s outsourced suppliers which the Company is obligated to purchase.

8. LONG TERM DEBT

Long-term debt consists of the following:

	April 30, 2009	July 31, 2008
	(in thousands)
Bank Term Loan	$14,000	$17,900
Borrowings on Revolving Line of Credit	39,400	—
Convertible Senior Subordinated Notes due 2010	32,091	—
Convertible Senior Subordinated Notes due 2011	10,333	—
Other debt	626	—

	96,450	17,900
Less: current portion	(54,025)	(5,700)

Total long-term debt	$42,425	$12,200

Term Loan and Borrowings on Revolving Line of Credit

On December 7, 2006, the Company entered into a new Loan and Security Agreement (the “2006 Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month.

The loan agreement with SVB requires SVB approval of a change in ownership or control of the Company. The Company has received a waiver and approval of the merger from SVB as of August 29, 2008.

The financing arrangement under the 2006 Loan Agreement also provided LTX with a $30.0 million revolving credit facility. The Company’s revolving credit facility expired on December 6, 2008. On February 25, 2009, the Company entered into a modification of its existing loan agreement with SVB to provide for a two year revolving line of credit agreement (the “First Loan Modification Agreement”). The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of up to a maximum of $40.0 million. Any amounts outstanding under the revolving credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. The Company’s debt obligations under the credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the agreement). The credit facility contains negative covenants applicable to LTX-Credence and its subsidiaries, including a financial covenant requiring us to maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan and revolving line of credit plus $20 million, as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

The Company has determined that the effect of the change in the interest rate on the Term Loan per the First Loan Modification Agreement was not significant and therefore was accounted for as a debt modification in accordance with the provisions of EITF 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments” (“EITF 96-19”). In addition, the Company has capitalized approximately $0.4 million of legal and other third-party fees and will recognize the costs over the two year holding period, in accordance with the provisions of EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.

As of April 30, 2009, the Company has drawn down $39.4 million under the revolving line of credit. Because of the minimum level of liquidity required per the financial covenant noted above, the Company has classified $53.4 million of bank debt as a current liability on its consolidated balance sheet. The $53.4 million represents the balances at April 30, 2009 of the Company’s bank term loan of $14.0 million and $39.4 million in borrowings under the revolving credit facility.

Convertible Notes

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the first nine months of fiscal 2009, the Company repurchased approximately $73.7 million of principal amount of the Notes at a discount to their par value for cash consideration of $67 million. The Company has accounted for the repurchase of the Notes as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125” and has recorded a net gain on extinguishment of debt of $1.0 million and $3.2 million in the three and nine months ended April 30, 2009.

In March 2009, the Company entered into an exchange transaction with a noteholder to exchange $15.5 million of Notes with $10.3 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $4.1 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer concluded subsequent to the period end as further discussed in Note 11 below. The Company concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of EITF 96-19. Accordingly, the net gain on extinguishment recorded by the Company for the three and nine months ended April 30, 2009, as discussed above, did not include a gain of $1.1 million on this exchange transaction. This gain was deferred and is being amortized over the remaining holding period of the New Notes.

Covenants

As of April 30, 2009, the Company is in compliance with all underlying covenants associated with our various debt obligations, including maintaining approximately $74.0 million in cash and cash equivalents in accounts with SVB to meet its minimum level of liquidity covenant.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of April 30, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,545	$5,545	$—	$—
Short-term investments	58,529	56,919	1,340	—
Other assets (1)	3,133	2,403	730	—

Total assets	$67,207	$64,867	$2,070	$—

Other long-term liabilities (1)	(542)	(542)	—	—

Total liabilities	$(542)	$(542)	$—	$—

(1)	The Company has assets held in a Rabbi Trust, which generally include actively traded mutual funds and money market accounts.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2008, the FASB issued Staff Position No. 142-3 (FSP No. 142-3), “Determination of the Useful Life of Intangible Assets”. This FSP amends the guidance in SFAS No. 142, about estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, the FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. The Company does not expect the adoption of FSP No. 142-3 to have a material impact on the Company’s consolidated financial statements or results of operation.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. The liability and equity components of convertible debt instruments within the scope of this FSP must be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the debt over the amount ultimately allocated to the liability component is required to be amortized to interest expense using the interest method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. As a result, the Company will adopt this standard at the beginning of fiscal 2010. This FSP must be applied retrospectively to all periods presented. The Company is currently evaluating what impact the effect of adopting the FSP will have on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating what impact the effect of adopting the EITF will have on the Company’s financial condition or results of operations.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides authoritative accounting guidance regarding subsequent events that was previously addressed in auditing literature. SFAS 165 modifies the guidance in AU Section 560 to name the two types of subsequent events as either recognized subsequent events (currently referred to in practice as Type I subsequent events) or non-recognized subsequent events (currently referred to in practice as Type II subsequent events), and to require companies to disclose the date through which it has evaluated subsequent events, which for public companies should be the date the financial statements are issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements

11. SUBSEQUENT EVENT

On May 26, 2009, the Company settled its offer to exchange (the “Exchange Offer”) any and all of its outstanding 3.5% Convertible Senior Subordinated Notes due May 15, 2010 (the “Old Notes”) for its new 3.5% Convertible Senior Subordinated Notes due May 15, 2011 (the “New Notes”) and certain cash consideration, all upon the terms and subject to the conditions described in the Company’s Offering Circular, dated April 22, 2009 (the “Offering Circular”), and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). The Company accepted for exchange pursuant to the Exchange Offer approximately $31.8 million in aggregate principal amount of the Old Notes (the “Accepted Notes”) from the holders thereof (the “Holders”). As of immediately following settlement of the Exchange Offer, approximately $1.5 million in aggregate principal amount of the Old Notes was outstanding.

At settlement of the Exchange Offer, in exchange for the Accepted Notes, the Company issued to the Holders approximately $23.6 million in aggregate principal amount of New Notes and paid to the Holders an aggregate of approximately $6.5 million in cash, which includes accrued and unpaid interest on the Accepted Notes through May 25, 2009.

The New Notes are unsecured senior subordinated indebtedness of the Company, rank equally with the Old Notes and bear interest at the rate of 3.5% per annum. Interest is payable on the New Notes by the Company on May 15 and November 15 of each year through maturity on May 15, 2011, commencing on November 15, 2009. At maturity, the Company will be required to repay the outstanding principal of the New Notes, together with any accrued and unpaid interest thereon, and pay a maturity premium equal to 7.5% of such principal. New Notes may be issued only in denominations of $1,000 or an integral multiple thereof.

The New Notes are convertible, subject to the satisfaction of certain conditions or the occurrence of certain events as provided in the Indenture, into shares of the Company’s common stock at a conversion price per share of the Company’s common stock of $13.46 (subject to adjustment in certain events). The New Notes contain provisions known as net share settlement which, upon conversion of the New Notes, require the Company to pay holders in cash for up to the principal amount of the converted New Notes and to settle any amounts in excess of the cash amount in shares of the Company’s common stock.

Following a designated event, the Company must offer to repurchase all of the New Notes then outstanding at a repurchase price in cash equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of payment and a premium equal to 7.5% of such principal.

If there is an event of default (as defined in the Indenture), the principal of and premium, if any, on all the New Notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the Indenture. These amounts automatically become due and payable in the case of certain types of bankruptcy, insolvency or reorganization events involving the Company.

The New Notes are subordinated in right of payment to the Company’s senior debt. No payment on account of principal of, interest or premium, if any, on, or any other amounts due on the New Notes and no redemption, repurchase or other acquisition of the New Notes may be made unless full payment of all amounts due on up to $60 million (inclusive of principal, premium, interest and other amounts) of the Company’s senior debt that has been designated “Designated Senior Debt” for purposes of the Indenture has been made or duly provided for pursuant to the terms of the instrument governing such Designated Senior Debt. In addition, the Indenture provides that if any of the holders of Designated Senior Debt provides notice, which is referred to as a payment blockage notice, to the Company and the Trustee that a non-payment default has occurred giving the holder of such Designated Senior Debt the right to accelerate the maturity thereof, no payment on the New Notes and no repurchase or other acquisition of the New Notes may be made for specified periods.

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

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger of equals (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the NASDAQ Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a statutory merger of Credence with and into the Company with the Company being the surviving corporation. The Company’s results of operations for the nine months ended April 30, 2009 include Credence’s operating results from August 29, 2008 through April 30, 2009. The Company’s consolidated balance sheet as of July 31, 2008 and results of operations for the three and nine months ended April 30, 2008 do not include Credence’s results.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience, and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the audit committee of our board of directors on a quarterly basis, and the audit committee has reviewed the Company’s critical accounting estimates as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008. For the third quarter of fiscal 2009, we believe the following critical accounting estimates significantly affected our estimates and judgments, in the preparation of our consolidated financial statements.

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

For the nine months ended April 30, 2009, we recorded an inventory-related provision of $19.3 million which consisted of excess and obsolete inventory as a result of the determination and implementation of our current combined company product roadmap following the merger of LTX Corporation and Credence Systems Corporation, as well as declining customer demand in the current industry environment.

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

As discussed in Note 2 to the interim consolidated financial statements, during the quarter we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at April 30, 2009. We will continue to perform these analyses on a quarterly basis for the foreseeable future.

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

Impairment of Long-Lived Assets

In connection with the recent merger with Credence, during the quarter ended October 31, 2008, we developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain consignment testers and property and equipment related to the ASL 3KRF, Diamond D40, and Sapphire product lines. In light of market conditions, we also wrote down $0.4 million of certain consignment testers for which we do not believe we will recover the cost. Accordingly, we recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million. In the quarter ended January 31, 2009, we recorded additional impairment charges of $0.8 million related to the reduction in the fair value of the land that we own adjacent to our Hillsboro, Oregon facility. There were no significant impairment losses for the prior year nine months ended April 30, 2008.

Due to the decline in our stock price and lower than expected revenues for the three months and nine months ended April 30, 2009, we conducted recoverability tests in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) based on probability-weighted, undiscounted cash flows of our long-lived assets which contemplates significant cost savings. As a result of these tests, we determined there were no additional impairment losses on long-lived assets for the three months and nine months ended April 30, 2009. However, actual performance in the near and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. Accordingly, we will continue to perform this analysis on a quarterly basis for the foreseeable future.

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

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), we recorded a charge in the nine months ended April 30, 2009 for the full amount of the acquired in-process research and development.

Restructuring Costs

As a result of the Credence merger, we assumed previous Credence management approved restructuring plans designed to reduce headcount, consolidate facilities and to align that company’s capacity and infrastructure to anticipated customer demand and transition of its operations for higher utilization of facility space. In connection with these plans, we assumed a total liability of approximately $6.0 million. Subsequent to the completion of the Merger, we incurred an additional $0.9 million related to these actions.

Additionally, we recorded as part of our purchase accounting a liability of approximately $13.0 million in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, we recorded a liability of approximately $3.0 million for legacy LTX employees related to the merger with Credence and other post-employment obligations. We believe our plan will be finalized within one year of the date of the merger and that any adjustments to severance and/or retention costs directly related to the Credence restructuring would be an adjustment to goodwill. For the nine months ended April 30, 2009, we recorded $21.8 million of expense associated with restructuring activities.

We are accounting for Restructuring Costs under both Statement of Financial Accounting Standards No. 146 - Accounting for Costs Associated with Exit or Disposal Activities and Statement of Financial Accounting Standards No. 112 - Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 4.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7	48.1	66.3	50.3
Inventory-related provision	—	—	18.9	—

Gross profit	28.3	51.9	14.8	49.7
Engineering and product development expenses	67.1	30.0	57.5	34.8
Selling, general and administrative expenses	45.1	16.8	39.6	20.0
Impairment charges	—	—	5.7	—
Amortization of purchased intangible assets	18.0	—	11.6	—
Acquired in-process research and development	—	—	6.1	—
Restructuring	13.4	—	21.4	—

Income (loss) from operations	(115.3)	5.1	(127.1)	(5.1)
Other income (expense):
Interest expense	(6.9)	(0.6)	(3.7)	(1.0)
Investment income	1.3	1.1	2.0	1.7
Other income, net	4.9	—	1.5	—
Gain on extinguishment of debt, net	4.0	—	3.1	—

Income (loss) before provision (benefit) for income taxes	(112.0)	5.6	(124.2)	(4.4)
Provision (benefit) for income taxes	0.8	0.1	0.8	(3.2)

Net income (loss)	(112.8)%	5.5%	(125.0)%	(1.2)%

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See “Business Risks” below.

Our results of operations for the nine months ended April 30, 2009 include the results of Credence’s operations from August 29, 2008 to April 30, 2009. Credence’s results of operations are not included in our comparative three and nine months ended April 30, 2008.

Three and Nine Months Ended April 30, 2009 Compared to the Three and Nine Months Ended April 30, 2008

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services, net of returns and allowances. Net sales for the three months ended April 30, 2009 decreased 37.2% to $24.7 million as compared to $39.3 million in the same quarter of the prior year. Net sales for the nine months ended April 30, 2009 increased 2.2% to $102.2 million as compared to $100.0 million for the same nine month period of the prior year. The decrease in net sales in the quarter ended April 30, 2009 as compared to the same period in the prior year is due to the deterioration of the overall economic environment, offset by net sales from former Credence customers. The increase in net sales in the nine months ended April 30, 2009 as compared to the same period in the prior year is due to the inclusion in the period ended April 30, 2009 of eight months of Credence revenue as a result of the merger with Credence. The incremental net sales from Credence’s operations were partially offset by reduced shipment volume across all products during the nine months ended April 30, 2009 due to prolonged unfavorable industry and market conditions that have significantly impacted the semiconductor industry capital expenditures for automated test equipment.

Service revenue, included in net sales, accounted for $13.1 million, or 53.2 % of net sales, and $7.2 million, or 18.4% of net sales, for the three months ended April 30, 2009 and 2008, respectively, and $46.6 million or 45.6 % of net sales, and $21.1 million or 21.1% of net sales for the nine months ended April 30, 2009 and 2008, respectively. The increase in service revenue is primarily a result of the inclusion of Credence-generated service revenue for the three and nine months ended April 30, 2009, respectively.

Geographically, sales to customers outside of the United States were 55.3 % and 67.6% of net sales for the three months ended April 30, 2009 and 2008, respectively, and 53.5% and 57.3% of net sales for the nine months ended April 30, 2009 and 2008, respectively. The decrease in sales to customers outside the United States was a result of a change in sales mix.

Inventory-related provision. For the nine months ended April 30, 2009, we recorded an inventory-related provision of $19.3 million, or 18.9% of net sales, which consisted of $0.8 million related to the implementation of product roadmap decisions related to the ASL 3KMS line and $4.8 million related to future requirements of last time buy components related to the implementation of the product roadmap decisions. In addition to the $5.6 million noted above, the inventory-related provision of $19.3 million also included excess and obsolete inventory as a result of the determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. Product roadmap decisions to eliminate the ASL 3KRF and the Diamond D-40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to our Fusion CX product line which is being phased out in favor of our Fusion MXc product line.

Gross profit margin. The gross profit margin was $7.0 million or 28.3% of net sales in the three months ended April 30, 2009, as compared to $20.4 million or 51.9% of net sales in the same quarter of the prior year. For the nine months ended April, 2009, the gross profit margin was $15.1 million or 14.8 % of net sales as compared to $49.7 million or 49.7% of net sales for the nine months ended April 30, 2008. The decrease in the gross profit margin for the three months ended April 30, 2009 as compared to April 30, 2008 was primarily a result of the deterioration of the overall economic environment. The decrease in the gross profit margin for the nine months ended April 30, 2009 as compared to the nine months ended April 30, 2008 was primarily the result of the inventory-related provision of $19.3 million, increased manufacturing overhead as a result of the merger with Credence which were partially offset by added gross margin on additional revenue related to the merger and overall lower levels of sales revenue. Excluding the inventory-related provision, gross profit margin was $34.5 million or 33.7% of net sales for the nine months ended April 30, 2009.

Engineering and product development expenses. Engineering and product development expenses were $16.6 million, or 67.1% of net sales, in the three months ended April 30, 2009, as compared to $11.8 million, or 30.0% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2009, engineering and product development expenses were $58.7 million or 57.5% of net sales, compared to $34.8 million or 34.8% of net sales for the nine months ended April 30, 2008. The increase in engineering and product development expenses for the three and nine months ended April 30, 2009 as compared to the three and nine months ended April 30, 2008 is principally a result of increased engineering and product development expense associated with the inclusion of Credence’s operations.

Selling, general and administrative expenses. Selling, general and administrative expenses were $11.1 million, or 45.1% of net sales, in the three months ended April 30, 2009, as compared to $6.6 million, or 16.8% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2009, selling, general and administrative expenses were $40.5 million or 39.6 % of net sales as compared to $20.0 million or 20.0% of net sales for the nine months ended April 30, 2008. The increase is primarily driven by the inclusion of Credence-related selling, general and administrative expenses in the results for the three and nine months ended April 30, 2009.

Impairment charges. For the nine months ended April 30, 2009, impairment charges were $5.8 million or 5.7% of net sales. We recorded an impairment charge of $0.8 million related to the revaluation of our land in Hillsboro, Oregon, for the excess of book value over fair value. The impairment charges of $5.0 million were primarily related to write-offs of certain consigned inventory and internal capital equipment acquired from Credence. The charge was based on our determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. We have initiated a phase out of the Diamond D40 and ASL 3RF product lines and as such determined that the demonstration equipment and other equipment to support development of these products are no longer needed or useable in other products. There were no impairment charges recorded for the three or nine months ended April 30, 2008.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $4.5 million or 18.0% of net sales for the three months ended April 30, 2009. For the nine months ended April 30, 2009, amortization associated with these assets was $11.9 million or 11.6 % of net sales. The underlying intangible assets relate to acquired technology, customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years.

Acquired in-process research and development. In connection with the Credence merger, we recorded a charge associated with the write-off of in-process research and development of $6.2 million or 6.1 % of net sales for the nine months ended April 30, 2009. The most significant acquired in-process research and development relates to Credence’s ASL and Diamond tester product lines.

Restructuring. Restructuring expense was $3.3 million or 13.4% of net sales and $21.8 million or 21.4 % of net sales for the three and nine months ended April 30, 2009, respectively. The restructuring expense includes employee termination-related severance and outplacement costs, post-employment benefits associated with the merger, as well as costs associated with closing certain facilities. On September 9, 2008, we announced and initiated a restructuring plan. The total cost of the severance related cash charges was $16.5 million of which $12.6 million was recorded as a component of the merger cost in the August 29, 2008 opening balance sheet of Credence and $3.9 million related to the LTX workforce reductions which were recorded through the statement of operations as a restructuring charge. On January 20, 2009, we announced additional restructuring actions that resulted in a total cash charge of $8.8 million. The additional restructuring expense of $5.9 million recorded during the three months ended January 31, 2009 was related to costs associated with vacating several facilities that are no longer being utilized by us. On April 23, 2009, we announced additional employee-related restructuring actions that resulted in a total cash charge of $3.3 million. There were no restructuring costs recorded for the three and nine months ended April 30, 2008.

Interest expense. Interest expense was $1.7 million for the three months ended April 30, 2009 as compared to $0.2 million for the three months ended April 30, 2008. For the nine months ended April 30, 2009, interest expense was $3.8 million compared to $1.0 million for the same period in 2008. The increase in interest expense is a result of the long-term debt acquired from Credence. Interest expense for the three and nine months ended April 30, 2009 relates to our Convertible Senior Subordinated Notes due 2010, which bear an interest rate of 3.5%. We also incur interest expense associated with our bank term loan which bore an interest rate of the prime rate minus 1.25%, until we refinanced our bank debt in February 2009, after which the term loan began bearing interest at a variable rate of between 4.0% and 4.5%.

Investment income. Investment income was $0.3 million for the three months ended April 30, 2009, as compared to $0.4 million for the three months ended April 30, 2008. The decrease in the three month period was due to a reduction in the underlying cash balance due to net cash used in operating activities, as well as the repurchase of certain of our Convertible Notes. For the nine months ended April 30, 2009, investment income was $2.0 million, compared to $1.7 million for the same period in 2008. The increase in the nine month period was due to a higher average cash balance due to net cash acquired in the Credence merger.

Gain on extinguishment of debt, net. At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the three and nine months ended April 30, 2009, we repurchased approximately $6.9 million and $78.9 million, respectively, of principal amount of the Notes at a discount to their par value. The discount to the par value resulted in a net gain on extinguishment of debt of approximately $1.0 million and $3.2 million in the three and nine months ended April 30, 2009. The net gain recorded in the three months ended April 30, 2009, did not include a gain of $1.1 million related to the repurchase of $5.2 million of Notes, which was made in connection with the exchange of $10.3 million of Notes, which was deferred, and will be recognized over the term of the new notes.

Income taxes. We recorded an income tax provision of $0.2 million for the three months ended April 30, 2009 and $0.8 million for the nine months ended April 30, 2009 primarily due to foreign tax on earnings generated in foreign jurisdictions. For the nine months ended April 30, 2008, we recorded an income tax benefit of $3.1 million related to the de-recognition of a liability related to an uncertain tax position, offset by income tax expense of $0.1 million. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with a vendor. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering the reversal of the reserve and non-cash benefit recorded in the current period.

As of April 30, 2009 and July 31, 2008, the total liability for unrecognized income tax benefits was $14.7 million and $0.8 million, respectively. Unrecognized income tax benefits of $4.0 million of the total liability as of April 30, 2009, if recognized would be recorded as a reduction of goodwill until our adoption of SFAS 141(R), after which such recognition would be recorded as a reduction of income tax expense in our statement of operations. Additionally, there are $1.1 million of unrecognized income tax benefits that, if recognized, would favorably affect our income tax rate. The increase in the unrecognized income tax benefits was attributable to the assumption of uncertain tax positions in connection with the Credence acquisition

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing tax assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net loss. Net loss was $27.8 million, or $(0.22) per basic and diluted share, in the three months ended April 30, 2009, as compared to net income of $2.2 million, or $0.03 per basic and diluted share, in the same quarter of the prior year. For the nine months ended April 30, 2009, the net loss was $127.7 million or $(1.06) per basic share as compared to net loss of $1.2 million or $(0.02) per basic and diluted share for the nine months ended April 30, 2008. The $30.0 million increase in net loss in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 was principally due to historically low levels of sales in the ATE sector combined with the effect of increased operating expenses associated with the acquired Credence operations and $7.8 million of merger-related charges.

Liquidity and Capital Resources

As of April 30, 2009, we had $121.0 million in cash and cash equivalents and marketable securities and net working capital of $71.1 million, as compared to $71.5 million of cash and cash equivalents and marketable securities and $86.5 million of net working capital at July 31, 2008. The increase in the cash and cash equivalents and marketable securities was due primarily to the cash and cash equivalents and marketable securities acquired in the Credence merger of $131.7 million, as well as the proceeds from borrowings from our bank line of credit of $39.4 million (see discussion on Term Loan and Borrowings on Line of Credit below). These sources of cash were offset by our net loss for the nine months ended of $127.7 million and our repurchase, during the nine months ended April 30, 2009, of approximately $78.9 million of principal amount of the Notes at a discount to their par value.

Accounts receivable from trade customers, net of allowances, was $19.3 million at April 30, 2009, as compared to $24.2 million at July 31, 2008. The principal reason for the $4.9 million decrease in accounts receivable is a result of decreasing quarter over quarter revenues, and cash collections. The allowance for sales returns and doubtful accounts was $0.7 million, or 3.5 % of gross trade accounts receivable, at April 30, 2009 and $0.7 million, or 2.7% of gross trade accounts receivable at July 31, 2008.

Net inventories increased by $15.6 million to $38.1 million at April 30, 2009 as compared to $22.5 million at July 31, 2008 primarily due to the acquisition of net inventory from Credence of $11.9 million.

Prepaid expenses and other current assets increased by $9.1 million to $13.1 million at April 30, 2009 as compared to $4.0 million at July 31, 2008 primarily due to the acquisition of prepaid expenses and other current assets from Credence.

Capital expenditures totaled approximately $5.5 million for the nine months ended April 30, 2009, as compared to $5.7 million for the nine months ended April, 2008. Expenditures for the nine months ended April 30, 2009 were composed of testers and tester spare parts. Expenditures for the nine months ended April 30, 2008 included $1.4 million of leasehold improvements related to our move to a facility in Milpitas, California and $3.1 million of equipment related to capital expenditures to support the X-Series product line.

We had $44.1 million in net cash used in operating activities for the nine months ended April 30, 2009 as compared to net cash provided by operating activities of $5.6 million for the nine months ended April 30, 2008. The net cash used in operating activities for the nine months ended April 30, 2009 was primarily related to our net loss of $127.7 million, offset by non-cash items of $60.4 million and a net decrease in working capital of $20.6 million. The net cash provided by operating activities for the nine months ended April 30, 2008 was primarily related to our net loss of $1.2 million and a net increase in working capital of $2.7 million, offset by non-cash items of $9.5 million.

We had $136.3 million in net cash provided by investing activities for the nine months ended April 30, 2009 as compared to net cash provided by investing activities of $5.9 million for the nine months ended April 30, 2008. The net cash provided by investing activities for the nine months ended April 30, 2009 was primarily related to $131.7 million in net cash received from our merger with Credence Systems Corporation, as well as $10.1 million in proceeds from the maturity of marketable securities, offset by $5.5 million in purchases of property and equipment. The net cash provided by investing activities for the nine months ended April 30, 2008 was primarily related to $11.6 million in proceeds from the maturity of marketable securities, offset by $5.7 million in purchases of property and equipment.

We had $36.0 million in net cash used in financing activities for the nine months ended April 30, 2009 as compared to net cash used in financing activities of $28.2 million for the nine months ended April 30, 2008. The net cash used in financing activities for the nine months ended April 30, 2009 was primarily related to payments made on our term loan of $3.9 million, payments made on our convertible senior subordinated notes of $71.1 million, offset by proceeds received from borrowings from our revolving credit facility of $39.4 million. The net cash used in financing activities for the nine months ended April 30, 2008 was primarily related to payments made on our term loan of $28.4 million.

Term Loan and Borrowings on Revolving Line of Credit

On December 7, 2006, the Company entered into a new Loan and Security Agreement (the “2006 Loan Agreement”) with Silicon Valley Bank (“SVB”). Under the terms of the 2006 Loan Agreement, LTX borrowed $20.0 million under a term loan at an interest rate of prime minus 1.25% with interest-only payable during the first 12 months. The loan is secured by all assets of the Company located in the United States. Principal of this term loan is repayable over four years as follows:

•	months 13 to 24: $300,000.00 per month

•	months 25 to 36: $600,000.00 per month

•	months 37 to 48: $766,666.67 per month.

The loan agreement with SVB requires SVB approval of a change in ownership or control of the Company. The Company has received a waiver and approval of the merger from SVB as of August 29, 2008.

The financing arrangement under the 2006 Loan Agreement also provided LTX with a $30.0 million revolving credit facility. The Company’s revolving credit facility expired on December 6, 2008. On February 25, 2009, the Company entered into a modification of its existing loan agreement with SVB to provide for a two year revolving line of credit agreement (the “First Loan Modification Agreement”). The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of up to a maximum of $40.0 million. Any amounts outstanding under the revolving credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. The Company’s debt obligations under the credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the agreement). The credit facility contains negative covenants applicable to LTX-Credence and its subsidiaries, including a financial covenant requiring us to maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan and revolving line of credit plus $20 million, as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

The Company has determined that the effect of the change in the interest rate on the Term Loan per the First Loan Modification Agreement was not significant and therefore was accounted for as a debt modification in accordance with the provisions of EITF 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments” (“EITF 96-19”). In addition, the Company has capitalized approximately $0.4 million of legal and other third-party fees and will recognize the costs over the two year holding period, in accordance with the provisions of EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.

As of April 30, 2009, the Company has drawn down $39.4 million under the revolving line of credit. Because of the minimum level of liquidity required per the financial covenant noted above, the Company has classified $53.4 million of bank debt as a current liability on its consolidated balance sheet. The $53.4 million represents the balances at April 30, 2009 of the Company’s bank term loan of $14.0 million and $39.4 million in borrowings under the revolving credit facility.

Convertible Notes

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the first nine months of fiscal 2009, the Company repurchased approximately $73.7 million of principal amount of the Notes at a discount to their par value for a cash consideration of $67 million. The Company has accounted for the repurchase of the Notes as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125” and has recorded a net gain on extinguishment of debt of $1.0 million and $3.2 million in the three and nine months ended April 30, 2009.

In March 2009, the Company entered into an exchange transaction with a noteholder to exchange $15.5 million of Notes with $10.3 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $4.1 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer concluded subsequent to the period end as further discussed in Note 11 below. The Company concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of EITF 96-19. Accordingly, the net gain on extinguishment recorded by the Company for the three and nine months ended April 30, 2009, as discussed above, did not include a gain of $1.1 million on this exchange transaction. This gain was deferred and is being amortized over the remaining holding period of the New Notes.

Covenants

As of April 30, 2009, we are in compliance with all underlying covenants associated with our various debt obligations, including maintaining approximately $74.0 million in cash and cash equivalents in accounts with SVB to meet its minimum level of liquidity covenant.

On May 26, 2009, we settled its offer to exchange (the “Exchange Offer”) any and all of its outstanding 3.5% Convertible Senior Subordinated Notes due May 15, 2010 (the “Old Notes”) for its new 3.5% Convertible Senior Subordinated Notes due May 15, 2011 (the “New Notes”) and certain cash consideration, all upon the terms and subject to the conditions described in our Offering Circular, dated April 22, 2009 (the “Offering Circular”), and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). We accepted for exchange pursuant to the Exchange Offer approximately $31.8 million in aggregate principal amount of the Old Notes (the “Accepted Notes”) from the holders thereof (the “Holders”). As of immediately following settlement of the Exchange Offer, approximately $1.5 million in aggregate principal amount of the Old Notes was outstanding.

At settlement of the Exchange Offer, in exchange for the Accepted Notes, we issued to the Holders approximately $23.7 million in aggregate principal amount of New Notes and paid to the Holders an aggregate of approximately $6.5 million in cash, which includes accrued and unpaid interest on the Accepted Notes through May 25, 2009.

The New Notes are unsecured senior subordinated indebtedness of the Company, rank equally with the Old Notes and bear interest at the rate of 3.5% per annum. Interest is payable on the New Notes by us on May 15 and November 15 of each year through maturity on May 15, 2011, commencing on November 15, 2009. At maturity, we will be required to repay the outstanding principal of the New Notes, together with any accrued and unpaid interest thereon, and pay a maturity premium equal to 7.5% of such principal. New Notes may be issued only in denominations of $1,000 or an integral multiple thereof.

The New Notes are convertible, subject to the satisfaction of certain conditions or the occurrence of certain events as provided in the Indenture, into shares of the Company’s common stock at a conversion price per share of our common stock of $13.46 (subject to adjustment in certain events). The New Notes contain provisions known as net share settlement which, upon conversion of the New Notes, require us to pay holders in cash for up to the principal amount of the converted New Notes and to settle any amounts in excess of the cash amount in shares of our common stock.

Following a designated event, we must offer to repurchase all of the New Notes then outstanding at a repurchase price in cash equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of payment and a premium equal to 7.5% of such principal.

If there is an event of default (as defined in the Indenture), the principal of and premium, if any, on all the New Notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the Indenture. These amounts automatically become due and payable in the case of certain types of bankruptcy, insolvency or reorganization events involving us.

The New Notes are subordinated in right of payment to our senior debt. No payment on account of principal of, interest or premium, if any, on, or any other amounts due on the New Notes and no redemption, repurchase or other acquisition of the New Notes may be made unless full payment of all amounts due on up to $60 million (inclusive of principal, premium, interest and other amounts) of our senior debt that has been designated “Designated Senior Debt” for purposes of the Indenture has been made or duly provided for pursuant to the terms of the instrument governing such Designated Senior Debt. In addition, the Indenture provides that if any of the holders of Designated Senior Debt provides notice, which is referred to as a payment blockage notice, to us and the Trustee that a non-payment default has occurred giving the holder of such Designated Senior Debt the right to accelerate the maturity thereof, no payment on the New Notes and no repurchase or other acquisition of the New Notes may be made for specified periods.

We operate in a highly cyclical industry and we have and may continue to experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. In addition, our loan arrangement with Silicon Valley Bank includes a material adverse change clause that could permit the bank to demand current payment of our long term loan in the event a material adverse change occurs under the terms of the loan agreement. We have met all financial and contractual agreements with Silicon Valley Bank and management believes we have not triggered a materially adverse condition as of April 30, 2009. To mitigate the impact on significant fluctuations in our business risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel, a company-wide reduction in base salary of 8% for one year, and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to a downturn or a significant upturn much faster than in the past.

As of April 30, 2009, we have $121.0 million of gross cash less $54 million of short term debt obligations or net short term cash available of $67 million. Additionally, as noted above, in March and on May 26, 2009, we successfully restructured $42.4 million of our convertible notes that were originally due in May 2010 to be due in May 2011. We believe that our net short-term cash available of approximately $67.0 million, and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements over the next twelve months, which includes the payment of the outstanding principal installments of the 2006 Loan Agreement. We also believe our access to capital markets for competitively priced instruments will be limited based on current market conditions.

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

The aggregate outstanding amount of the contractual obligations is $152.4 million as of April 30, 2009. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations, net of sub-lease revenue, at April 30, 2009 after giving effect to the refinancing in May 2009 of Senior Subordinated Notes and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

	Payments Due by Fiscal Year (in thousands)
Financial Obligations	Total	Remainder of 2009	2010–2011	2012–2013	Thereafter
Convertible Senior Subordinated Notes due 2011 (including interest)	$36,137	$297	$35,840
Borrowings on LOC	39,400	—	0	39,400	—
Term loan (including interest)	16,877	4,230	12,647	—	—
Inventory commitments	9,525	6,434	3,091	—	—
Operating leases	35,176	2,271	12,092	8,434	12,379
Pension	3,500	341	682	682	1,795
Severance	10,455	9,001	1,454	—	—
Other note payable	1,313	—	1,313	—	—

Total contractual obligations	$152,383	$22,574	$67,119	$48,516	$14,174

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during fiscal 2006. However, our incoming product orders in the fourth quarter of fiscal 2006 decreased from the third quarter’s levels and continued to decrease in the first two quarters of fiscal 2007. Industry order rates did not increase significantly in fiscal 2008. Industry conditions deteriorated further during the first three quarters of fiscal 2009 resulting in a decrease in revenues. The timing and level of an industry recovery is uncertain at this time. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. From the fourth quarter of fiscal 2006 through the third quarter of fiscal 2009, our revenue and operating results were negatively impacted by a downturn in the semiconductor industry. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system in package (“SIP”), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

We have substantial indebtedness.

As of the date of this report, we have $33.9 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes (due May 2011, $14.0 million in principal outstanding under a commercial loan, as well as $39.4 million in borrowings under our revolving credit facility as of April 30, 2009. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. During the nine months ended April 30, 2009, we repurchased approximately $78.9 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2010, reducing our cash and cash equivalents. In addition, we have monthly principal and interest payments through December 2010 related to our $20.0 million term loan from a commercial lender. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payment on the term loan, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. In addition, in the event of a material adverse change (as such term is defined in our loan agreements with Silicon Valley Bank) we would be in default under our term loan which could permit the bank to accelerate the maturity of the term loan. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. We have $39.4 million outstanding under our revolving line of credit and $14 million outstanding under our term loan. An event of default may accelerate payments of these obligations.

We may need additional financing, which could be difficult to obtain.

We expect that our existing cash and cash equivalents and marketable securities, and borrowings from available bank financings, will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event we need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to continue to fund our operations, develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

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

Future mergers and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We have in the past, and may in the future, seek to acquire or invest in additional complementary businesses, products, technologies or engineers. For example, in August 2008 we completed our merger with Credence Systems Corporation and in June 2003, we completed our acquisition of StepTech, Inc. We may have to issue debt or equity securities to pay for future mergers or acquisitions, which could be dilutive to then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could continue to materially adversely affect our business, financial condition and results of operations.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that future mergers or acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Our past and future mergers and acquisitions may involve many risks, including:

•	difficulties in managing our growth following mergers and acquisitions;

•	difficulties in the integration of the acquired personnel, operations, technologies, products and systems of the acquired companies;

•	uncertainties concerning the intellectual property rights we purport to acquire;

•	unanticipated costs or liabilities associated with the mergers and acquisitions;

•	diversion of managements’ attention from other business concerns;

•	adverse effects on our existing business relationships with our or our acquired companies’ customers;

•	potential difficulties in completing projects associated with purchased in-process research and development; and

•	inability to retain employees of acquired companies.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 53.5% of our revenues for the nine months ended April 30, 2009 and 61.0% of our revenues for fiscal year 2008. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Outsource manufacturing is performed in Malaysia and Thailand and increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on April 30, 2009, our stock price ranged from a low of $0.09 to a high of $3.30. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

As of April 30, 2009, the closing bid price of our common stock on the NASDAQ Global Market was $0.49, which is below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5), or the Rule. In accordance with the Rule, if our stock price were to remain below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.

Given the current extraordinary market conditions, NASDAQ has determined to suspend the bid price and market value of publicly held shares requirements through July 20, 2009. In that regard, on October 16, 2008, NASDAQ filed an immediately effective rule change with the Securities and Exchange Commission which was subsequently extended on December 18, 2008, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies. This Rule will be reinstated on July 20, 2009.

When the Rule is reinstated on July 20, 2009, there can be no assurance that the bid price of our common stock will be above $1.00 per share, or that we will be able to achieve compliance with the Rule within the given compliance period.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LTX-Credence Corporation

Date: June 9, 2009	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)