Form 10-K
period 2009-07-31
LTX-CREDENCE CORP
filed 2009-10-15
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-10761

LTX-Credence Corporation

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2594045
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1355 California Circle

Milpitas, California 95035

(781) 467-1000

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

Large Accelerated Filer    ☐                Accelerated Filer    ☐                Non-Accelerated Filer    ☐

Smaller Reporting Company Filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2009 was $35,180,163.

Number of shares outstanding of each of the issuer’s classes of Common Stock as of September 25, 2009:

Common Stock, Par Value $0.05 Per Share, 127,550,315 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report.

LTX-CREDENCE CORPORATION

PART I

Item 1.	Business

Introduction

Formed by the August 2008 merger of LTX Corporation and Credence Systems Corporation, LTX-Credence Corporation (“LTX-Credence” or the “Company”), provides focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics.

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

LTX-Credence Corporation was incorporated in Massachusetts in 1976. Our executive offices are located at 1355 California Circle, Milpitas, California 95035 and our telephone number is 781-467-1000. The terms “LTX-Credence” and the “Company” refer to LTX-Credence Corporation and its wholly owned subsidiaries unless the context otherwise indicates. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the Investor Relations section of the Company’s website at www.ltx-credence.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Unless otherwise noted, all historical financial results in this report for periods prior to August 2008 are for LTX Corporation only, without any effect from the August 2008 merger of LTX Corporation and Credence Systems Corporation.

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

The combination of ever increasing price pressure and the fact that technology that is not always cost effective to integrate into SIP has led to the need for testing solutions that cover multiple segments of the semiconductor market. There is a need to maximize utilization on the semiconductor test floor and at the same time have the most cost effective test solution for various points or integration levels in technology. This requires a suite of test solution products that are optimized in technology and cost for the segment they are addressing thus maximizing efficiency and minimizing overall cost of test.

The Merger of LTX Corporation and Credence Systems Corporation

On August 29, 2008, LTX Corporation and Credence Systems Corporation completed a merger. In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the NASDAQ Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a statutory merger of Credence in which Credence was legally dissolved and merged into the Company with the Company being the surviving corporation.

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

Business Strategy

Our objective is to be the leading supplier of focused, cost-optimized ATE solutions for the wireless, computing, automotive and digital consumer markets. Key elements of our business strategy include:

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

Product Strategy

Our product strategy is driven by our objective to be the leading supplier of focused, cost-optimized ATE solutions for the wireless, computing, automotive and digital consumer markets. We concentrate on the technical, business and cost requirements of the core technologies within those markets, which include: CPU, chipset and graphics, DSP and ASIC, MCU, mobility RF, and power and mixed signal.

To address the divergent, segmented requirements of these technologies, LTX-Credence offers four segment focused, scalable platforms to enable us to address our customers’ technical performance requirements, while at the same time providing a cost-optimized solution. This segment-focused approach allows prioritization of segment-specific test requirements, including:

•	Capital cost and zero-pin infrastructure cost

•	Equipment size and footprint

•	Instrument capability and scope

•	Applications functionality and usage

•	Multi-site test capability

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

Product Portfolio Overview

Our product portfolio consists of four segment focused, scalable platforms:

Sapphire Platform

The Sapphire platform provides optimized performance for CPU, graphics and high-end digital testing. It is designed to be a highly reconfigurable and scalable functional and structural tester for a wide range of high performance ICs. Sapphire is used for silicon debug and validation, characterization, wafer sort and final test. The platform allows a variety of digital and mixed signal instruments to be easily configured to test devices demanding compelling performance. We are no longer funding engineering or research and development related to the Sapphire platform. We are, however, funding maintenance and support for the existing Sapphire installed base.

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

Service

Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of spare parts manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us, and warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell.

Our service revenues (which do not include the service revenues of Credence Systems Corporation for fiscal 2008 and 2007) were $57.8 million, or 42.0% of net sales, in fiscal 2009, $27.4 million, or 20.2% of net sales, in fiscal 2008, and $29.3 million, or 19.9% of net sales, in fiscal 2007.

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

Our engineering strategy is to focus on development of our Diamond, X-Series and ASL platforms. Consolidation of platform technologies, both hardware and software, is a key focus moving forward, leveraging the combined company’s knowledge and expertise into cost-effective solutions.

Engineering and product development expenses (which do not include expenditures of Credence Systems Corporation for fiscal year 2008 and 2007) were $71.2 million, $46.0 million, and $50.0 million, during fiscal 2009, 2008, and 2007, respectively.

Sales and Distribution

We sell our products through a worldwide direct sales organization and through distributors. Our direct sales organization is structured around key accounts, with a sales force of 28 people as of July 31, 2009. We also use distributors to sell our products in certain markets such as in Taiwan/China (Spirox), Southeast Asia (UST), Japan (F-Brain) and Korea (Neosem).

Our sales to customers outside the United States are primarily denominated in United States dollars. Our sales outside North America (which do not include sales of Credence Systems Corporation for fiscal 2008 and 2007) were 64%, 61%, and 67%, of total net sales in fiscal 2009, 2008, and 2007, respectively. See Note 9 to our Consolidated Financial Statements for additional information relating to foreign revenues.

Customers

Our customers include many of the world’s leading semiconductor device manufacturers. In fiscal year 2009, Spirox and AMD accounted for 14% and 10% of our net sales, respectively. In fiscal years 2009, 2008 and 2007, Texas Instruments accounted for 10%, 30%, and 38%, respectively, of our net sales (which do not include sales of Credence Systems Corporation for fiscal 2008 or 2007). In fiscal year 2008, STMicroelectronics accounted for 11% of our net sales. A representative list of combined LTX-Credence customers follows:

Advanced Micro Devices (AMD)	Intel	Silicon Laboratories
Amkor	KYEC	Skyworks
Anadigics	Maxim Integrated Products	SMSC
Atmel	Mediatek	STATSChipPac
austriamicrosystems	Melexis	Spirox
ASE	NEC	STMicroelectronics
Carsem	Ralink	Texas Instruments
Fairchild	Renesas	Triquint
Giga Solution	RF Micro Devices	Unisem
Infineon Technologies	Sigurd	UTAC

Because a relatively small number of semiconductor companies purchase most of the world’s semiconductor test equipment, we have concentrated our sales and support efforts on these key customers. We believe that sales to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

Manufacturing and Supply

We outsource our final assembly, system integration, and testing operations of our Sapphire, X-Series, ASL and Diamond products, to Benchmark Electronics, Jabil Circuit and Plexus Corporation. We outsource certain components and subassemblies to other contract manufacturers as well. We use standard components and prefabricated parts manufactured to our specifications. These components and subassemblies are used to produce testers in configurations specified by our customers. Some of the components for our products are available from a number of different suppliers; however, many components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components currently are available in adequate amounts, we cannot be certain that shortages will not develop in the future. We are dependent on certain semiconductor device manufacturers, who are sole source suppliers of custom components for our products. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. We continuously evaluate sources for our custom components. We cannot assure you that such alternative sources will be qualified or available to us.

Our facilities in Norwood, Massachusetts and Milpitas, California perform research and development activities, which include assembly, system integration and testing for prototypes.

Competition

Many other domestic and foreign companies participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver our products on a timely basis. Our primary competitors in the market for test systems include Advantest Corporation, Teradyne Inc., and Verigy Ltd. Certain of these companies have a substantially larger share of our addressable market than we do and the majority of our major competitors have greater financial and other resources than we do. A majority of these competitors have a larger installed base of equipment than we do. All of our major competitors are suppliers of other types of ATE and also supply products to other markets. We expect our competitors to enhance their current products and they could introduce new products with comparable or better price and performance. In addition, new competitors, including semiconductor manufacturers themselves, may offer new technologies, which may in turn reduce the value of our product lines.

Backlog

At July 31, 2009, our backlog of unfilled orders for all products and services was $57.9 million, compared with $35.8 million at July 31, 2008 (which did not include the backlog of Credence Systems Corporation). Historically, test systems generally ship within twelve months of receipt of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

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

Employees

At July 31, 2009, we employed 608 employees and 19 temporary workers. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We consider relations with our employees to be good.

Environmental Affairs

Our facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on our capital expenditures, earnings or competitive position.

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. In fiscal 2006, the industry entered a growth period that was reflected in our improving operating results during fiscal 2006. However, our incoming product orders in the fourth quarter of fiscal 2006 decreased from the third quarter’s level and continued to decrease in the first two quarters of fiscal 2007. Industry order rates did not increase significantly in fiscal 2008 and declined significantly in fiscal 2009. Although industry conditions have recently improved, the timing and level of a sustained industry recovery is uncertain at this time as we enter our fiscal 2010. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would negatively impact our business. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including system in package (“SIP”), will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we cannot be certain that we will be able to maintain or exceed our current level of sales.

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. During the year ended July 31, 2009, we repurchased approximately $87.0 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2010, reducing our cash and cash equivalents. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on the remaining balance of Convertible Senior Subordinated Notes due May 2011, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. In addition, in the event of a material adverse change (as such term is defined in our loan agreements with Silicon Valley Bank) we would be in default under our revolving credit loan which could permit the bank to accelerate the maturity of the loan. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. As of the date of this filing, we have $9.9 million outstanding under our revolving line of credit. An event of default may accelerate payments of these obligations.

We have substantial indebtedness.

As of the date of this report, we have $1.5 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes (due May 2010), $33.9 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes (due May 2011), as well as $9.9 million in borrowings under our revolving credit facility. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. In fiscal year 2009, Spirox and AMD accounted for 14% and 10% of our net sales, respectively. In fiscal years 2009, 2008 and 2007, Texas Instruments accounted for 10%, 30%, and 38%, respectively, of our net sales (which do not include sales of Credence Systems Corporation for fiscal 2008 or 2007). In fiscal year 2008, STMicroelectronics accounted for 11% of our net sales. Sales to our ten largest customers accounted for 69% of revenues in fiscal year 2009 and 78% in fiscal year 2008. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

Our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s test system for testing the manufacturer’s new generations of devices and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected a test system vendor for a generation of devices, that manufacturer is more likely to purchase test systems from that vendor for that generation of devices, and, possibly, subsequent generations of devices as well. Therefore, the opportunities to obtain orders from new customers may be limited.

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We are in the process of planning for and evaluating the impact of a directive to reduce the amount of hazardous materials in certain electronic components such as printed circuit boards. The directive is known as Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 on the restriction of the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from July 1, 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the six restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 27 Member States). We are uncertain as to the impact of compliance on future expenses and supply of materials used to manufacture our equipment. Any interruption in supply due to the unavailability of lead free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

Future mergers and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We have in the past, and may in the future, seek to acquire or invest in additional businesses, products, technologies or engineers. For example, in August 2008 we completed our merger with Credence Systems Corporation and in June 2003, we completed our acquisition of StepTech, Inc. We may have to issue debt or equity securities to pay for future mergers or acquisitions, which could be dilutive to then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could materially adversely affect our business, financial condition and results of operations.

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

We may not be able to deliver custom hardware options and related applications to satisfy specific customer needs in a timely manner.

We must develop and deliver customized hardware and applications to meet our customers’ specific test requirements. Our test equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

Our dependence on international sales and non-U.S. suppliers involves significant risk.

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 64% of our revenues for fiscal year 2009 and 61% of our revenues for fiscal year 2008. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Our outsource manufacturing suppliers in Malaysia and Thailand increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our competitors in the market for semiconductor test equipment include Advantest Corporation, Teradyne Inc,, and Verigy Ltd. Certain of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

We are exposed to the risks associated with the volatility of the U.S. and global economies.

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

Our success depends in part on our ability to obtain intellectual property rights and licenses and to preserve other intellectual property rights covering our products and development and testing tools. To that end, we have obtained certain domestic and international patents and may continue to seek patents on our inventions when appropriate. We have also obtained certain trademark registrations. The process of seeking intellectual property protection can be time consuming and expensive. We cannot ensure that:

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

Our stock price is volatile.

In the twelve-month period ending on July 31, 2009, our stock price ranged from a low of $0.09 to a high of $2.20. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, “Goodwill and Other Intangibles”.

One potential indicator of goodwill impairment is whether our fair value, as measured by its market capitalization, has remained below our net book value for a significant period of time. Whether our market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been trading at such prices.

In the event that we determine in a future period that impairment exists for any reason, we would record an impairment charge in the period such determination is made, which would adversely impact our financial position and results of operations.

If we do not meet the Nasdaq Global Market continued listing requirements, our common stock may be delisted.

As of July 31, 2009, the closing bid price of our common stock on the Nasdaq Global Market was $0.90, which is below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5), or the Rule. In accordance with the Rule, if our stock price were to remain below $1.00 for a period of 30 consecutive business days, Nasdaq would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification. As of the date of this filing, our last closing bid price was $1.80.

There can be no assurance that the bid price of our common stock will stay above $1.00 per share, or that we will be able to achieve compliance with the Rule within the given compliance period.

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

We have incurred substantial expenses related to the merger. We have incurred direct transaction costs of approximately $12.0 million in connection with the merger, all of which has been paid as of July 31, 2009.

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

All of our facilities are leased. We have achieved worldwide ISO 9001:2000 certification at our facilities. We maintain our headquarters in Milpitas, California, where research and development, sales and customer support and corporate administration are located in a 90,068 square foot facility under a lease which expires in 2017. Under the same lease, we lease another 88,145 square foot facility, which is currently being marketed to potential sublessors. We lease a 56,380 square foot facility in Norwood, Massachusetts for administration, sales and support, research and development pursuant to a lease that expires in 2016. We also lease an 180,000 square foot manufacturing and research and development facility in Hillsboro, Oregon pursuant to a lease that expires in January 2010. Upon expiration of the lease in January 2010, we will relocate to a different facility in Hillsboro, Oregon which totals approximately 17,500 square feet under a lease that expires in 2015. We also lease sales and customer support offices at various locations in the United States totaling approximately 18,000 square feet.

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

Period	High	Low
Fiscal Year Ended July 31, 2009
First Quarter	$2.20	$0.48
Second Quarter	0.73	0.09
Third Quarter	0.56	0.18
Fourth Quarter	0.93	0.37
Fiscal Year Ended July 31, 2008
First Quarter	$4.29	$3.26
Second Quarter	3.33	2.28
Third Quarter	3.71	2.55
Fourth Quarter	3.30	2.04

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit agreement with a bank contains certain covenants that prohibit us from paying cash dividends.

As of September 25, 2009, we had approximately 858 stockholders of record of our common stock.

Compensation Plans

The following table shows information relating to our compensation plans as of July 31, 2009:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	12,181,352	$7.32	7,420,539	*
Equity compensation plans not approved by security holders	—	—	—

Total	12,181,352	$7.32	7,420,539	*

*	Includes 1,364 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code. In addition, the Company’s Board of Directors approved an amendment to the Company’s Employee Stock Purchase Plan increasing the shares available for issuance under that plan by 1,200,000, subject to approval by the Company’s shareholders. These shares are excluded from the table above.

This table excludes an aggregate of 21,841 shares issuable upon exercise of outstanding options assumed by us in connection with the StepTech acquisition. The weighted average exercise price of the excluded options is $1.06.

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2009 are derived from our audited consolidated financial statements.

	Fiscal Years Ended July 31, (In thousands)
	2009 (b)	2008	2007	2006	2005
Consolidated Statements of Operations Data:
Net sales	$137,378	$135,825	$147,639	$216,503	$134,531
Cost of sales	87,805	67,981	77,441	109,975	90,806
Inventory-related provision (a)	19,311	—	4,175	221	47,457
Engineering and product development expenses	71,165	46,020	50,044	53,807	66,302
Selling, general and administrative expenses	50,585	26,707	26,382	31,135	29,366
Impairment charges	5,799	—	—	—	—
Amortization of purchased intangible assets	15,967	—	—	—	—
Acquired in-process research and development	6,300	—	—	—	—
Restructuring	21,205	—	(377)	6,282	31,726

Income (loss) from operations	(140,759)	(4,883)	(10,026)	15,083	(131,126)
Other income (expense)	4,190	1,192	(640)	(2,842)	(1,600)

Income (loss) before income taxes	$(136,569)	$(3,691)	$(10,666)	$12,241	$(132,726)
Provision (benefit) for income taxes	763	(3,091)	—	—	—

Net income (loss)	$(137,332)	$(600)	$(10,666)	$12,241	$(132,726)

Net income (loss) per share:
Basic	$(1.13)	$(0.01)	$(0.17)	$0.20	$(2.17)
Diluted	$(1.13)	$(0.01)	$(0.17)	$0.20	$(2.17)
Weighted average common shares used in computing net income (loss) per share:
Basic	121,938	62,611	62,130	61,684	61,144
Diluted	121,938	62,611	62,130	62,207	61,144
Consolidated Balance Sheet Data:
Working capital	$47,223	$86,506	$87,279	$143,287	$182,957
Property and equipment, net	38,301	27,213	32,483	37,633	47,135
Total assets	275,169	169,727	201,122	327,690	316,392
Total debt	85,730	17,900	47,222	147,691	148,293
Stockholders’ equity	105,404	117,280	113,108	117,639	99,900
Other Information (unaudited):
Current ratio	1.39	3.43	2.32	2.13	3.78
Asset turnover	0.50	0.80	0.73	0.66	0.43
Debt as a percentage of total capitalization	44.8%	13.2%	29.3%	56.0%	60.0%
Additions to property and equipment	8,944	7,527	8,399	6,743	11,616
Depreciation and amortization	34,259	11,933	13,867	14,403	18,494

(a)	See Note 2 to the Consolidated Financial Statements.
(b)	2009 includes the results of the combined company LTX-Credence as a result of a merger completed August 29, 2008. Selected financial data presented for 2005-2008 does not include Credence’s results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture, market and service semiconductor test solutions worldwide to leading companies in the semiconductor industry. Our semiconductor test equipment can test a broad range of analog, digital, mixed signal (a combination of analog and digital) and system in package, or SIP, semiconductor devices, all on a single test platform.

We focus our marketing and sales on integrated device manufacturers (IDMs), subcontractors, which perform manufacturing services for the semiconductor industry, foundries, which provide wafer manufacturing capability, and fabless companies, which design integrated circuits but have no manufacturing capability.

Merger with Credence Systems Corporation

On August 29, 2008, we completed a merger with Credence Systems Corporation (“Credence”) and changed our name to LTX-Credence Corporation. However, because the merger with Credence was completed after the July 31 end of our 2008 fiscal year, our financial information for fiscal 2008 and previous fiscal years does not include the financial information or results of operations of Credence. Our financial information for fiscal 2009 includes the financial information and results of operations of Credence since the date of the merger on August 29, 2008.

As further discussed in Note 9 to the accompanying Consolidated Financial Statements, the merger of LTX and Credence did not result in new operating segments for reporting purposes under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

As a result of the merger, we undertook cost reduction measures to fully integrate the companies and realize a more streamlined business model. As a result of these actions, the combined headcount was reduced from 1,332 to 627 employees and temporary workers. As of July 31, 2009, we expect to pay $2.8 million of remaining severance costs within the next twelve months. These integration actions also resulted in merger related synergy savings of $25.0 million on an annual basis with actual savings of approximately $112.0 million.

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

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2009 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our tester platforms during industry slowdowns. In fiscal 2009, engineering and product development expense was $71.2 million, or 51.8% of net sales, as compared to $46.0 million, or 33.9% of net sales, in fiscal 2008. Our engineering and development expenses increased sequentially on a quarterly basis in the first half of fiscal 2009. The increase in engineering and product development expense during these periods is due principally to the merger of LTX with Credence. The combined company continues to fund engineering and product development for the X-Series products, but it also funded additional next generation projects associated with ASL and Diamond, two new product lines acquired through the acquisition. Our engineering and development expense decreased sequentially on a quarterly basis in the second half of fiscal 2009. The decrease is related to reductions of force in the second half of fiscal 2009 as we finalized our combined company product roadmap.

We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our combined tester platforms to meet or exceed the cost and technical specifications required for the testing of advanced semiconductor devices. Our current investment in engineering and product development is focused on enhancements to and additions to our product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate our tester platforms from the product offerings of our competitors.

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

During fiscal years 2005 and 2006, we took several additional cost reduction measures to further mitigate the adverse effect of cyclical downturns on our results of operations. Our total worldwide headcount was reduced from 635 employees and 55 temporary workers at the end of fiscal 2004 to 466 employees and 16 temporary workers at the end of fiscal 2008. During fiscal year 2009, and after the merger of LTX and Credence, we undertook cost reduction measures to fully integrate the companies and to realize a more streamlined business model. As a result of these actions, the combined headcount was reduced from 1,332 to 627 employees and temporary workers. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

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

A summary of those accounting policies and estimates that we believe to be most critical to fully understand, and evaluate, our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and related disclosures elsewhere in this Annual Report on Form 10-K.

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

Inventory

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed. For the year ended July 31, 2009, we recorded $0.2 million in sales of previously written-off inventory. There were $1.2 million of sales related to previously reserved items recorded for the year ended July 31, 2008 and $4.4 million of sales related to previously reserved items recorded for the year ended July 31, 2007. The net incremental gross margin and net income for these transactions did not have a significant impact on operating margins and overall operating results. As of July 31, 2009, our inventory of $35.3 million is stated net of inventory reserves of $56.6 and consists of Fusion products, X-Series products, ASL products, and Diamond products.

Of the $35.3 million inventory balance at July 31, 2009, $4.7 million consists of “last time buy” custom components primarily for Fusion HFi and ASL products, $24.7 million consists of materials and components to support current requirements for Fusion HFi, X-Series, ASL and Diamond products, and $4.9 million consists of evaluation inventory at customers. In addition, there is $1.0 million of deferred inventory costs related to shipment of inventory where revenue recognition is subject to product acceptance at July 31, 2009. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. See Note 2 to our Consolidated Financial Statements.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax bases of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. SFAS No. 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which we operate, length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, SFAS No. 109 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets increased from $231.1 million at July 31, 2008, to $550.7 million at July 31, 2009. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of the merger and Internal

Revenue Service Code Section 382 guidance, the future utilization of the combined company’s net operating loss deductions will be significantly limited. See Note 6 to our Consolidated Financial Statements.

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

As discussed in Note 2 to the Consolidated Financial Statements, during the year we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at July 31, 2009. We will continue to perform these analyses until indicators of impairment are no longer present.

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

Impairment of Long-Lived Assets

In connection with the recent merger with Credence, during the quarter ended October 31, 2008, we developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain consignment testers and property and equipment related to the ASL 3KRF, Diamond D40, and Sapphire product lines. In light of market conditions, we also wrote down $0.4 million of certain equipment for which we do not believe we will recover the cost. Accordingly, we recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million. In the quarter ended January 31, 2009, we recorded additional impairment charges of $0.8 million related to the reduction in the fair value of the land that we own adjacent to our Hillsboro, Oregon facility.

Due to the decline in our stock price and lower than expected revenues for the year ended July 31, 2009, we conducted recoverability tests in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) based on undiscounted cash flows of our long-lived assets which contemplates significant cost savings. As a result of these tests, we determined there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. However, actual performance in the near and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. Accordingly, we will continue to perform this analysis on a quarterly basis for the foreseeable future, to the extent impairment indicators are still present.

Valuation of Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for Credence, approximately $6.3 million of the purchase price has been allocated to acquired in-process research and development projects, primarily related to Credence’s ASL and Diamond tester product lines. The amount allocated to acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was a detailed review of the development status of each project including factors such as costs incurred/remaining, technological risks achieved/remaining, and incompleteness.

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

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), we recorded a charge in year ended July 31, 2009 for the full amount of the acquired in-process research and development.

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

Additionally, we recorded as part of our purchase accounting a liability of approximately $13.0 million in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, we recorded a liability of approximately $2.9 million for legacy LTX employees related to the merger with Credence and other post-employment obligations. Our plan was finalized within one year of the date of the merger. All adjustments to severance and/or retention costs directly related to the Credence restructuring were recorded as an adjustment to goodwill. For the year ended July 31, 2009, we recorded $21.2 million of expense to operations associated with restructuring activities.

We are accounting for Restructuring Costs under both Statement of Financial Accounting Standards No. 146—Accounting for Costs Associated with Exit or Disposal Activities and Statement of Financial Accounting Standards No. 112—Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 4.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations data.

	Year Ended July 31,
	2009 (a)	2008	2007
	(in thousands, except per share data)
Net sales	$137,378	$135,825	$147,639
Cost of sales	87,805	67,981	77,441
Inventory-related provision	19,311	—	4,175

Gross profit	30,262	67,844	66,023
Engineering and product development expenses	71,165	46,020	50,044
Selling, general and administrative expenses	50,585	26,707	26,382
Impairment charges	5,799	—	—
Amortization of purchased intangibles	15,967	—	—
Acquired in-process research and development	6,300	—	—
Restructuring	21,205	—	(377)

Loss from operations	(140,759)	(4,883)	(10,026)
Other income (expense):
Interest expense	(6,077)	(1,136)	(4,909)
Investment income	2,271	2,184	4,657
Other income, net	2,631	144	(388)
Gain on liquidation of subsidiaries	2,978	—	—
Gain on extinguishment of debt, net	2,387	—	—

Loss before income taxes	(136,569)	(3,691)	(10,666)
Provision (benefit) for income taxes	763	(3,091)	—

Net loss	$(137,332)	$(600)	$(10,666)

Net loss per share:
Basic	$(1.13)	$(0.01)	$(0.17)
Diluted	$(1.13)	$(0.01)	$(0.17)

(a)	2009 includes the results of the combined company LTX-Credence as a result of a merger completed August 29, 2008. Financial data presented for 2007 and 2008 does not include Credence’s results.

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of total net sales.

	Percentage of Net Sales Year Ended July 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.9	50.1	52.5
Inventory related provision	14.1	—	2.8

Gross profit	22.0	49.9	44.7
Engineering and product development expenses	51.8	33.9	33.9
Selling, general and administrative expenses	36.8	19.7	17.9
Impairment charges	4.2	—	—
Amortization of purchased intangibles	11.6	—	—
Acquired in-process research and development	4.6	—	—
Restructuring	15.4	—	(0.3)

Loss from operations	(102.4)	(3.7)	(6.8)
Other income (expense):
Interest expense	(4.4)	(0.8)	(3.3)
Investment income	1.6	1.6	3.2
Other income, net	1.9	0.1	(0.3)
Gain on liquidation of subsidiaries	2.2	—	—
Gain on extinguishment of debt, net	1.7	—	—

Loss before income taxes	(99.4)	(2.8)	(7.2)
Provision (benefit) for income taxes	0.6	(2.3)	—

Net loss	(100)%	(0.5)%	(7.2)%

Fiscal 2009 Compared to Fiscal 2008

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services, net of returns and allowances. Net sales for the year ended July 31, 2009 increased 1.1% to $137.4 million as compared to $135.8 million in the prior year. The increase in net sales in the year ended July 31, 2009 as compared to the prior year is due to the inclusion in the period ended July 31, 2009 of eleven months of Credence revenue as a result of the merger with Credence. The incremental net sales from Credence’s products were substantially offset by reduced shipment volume across all products during the year ended July 31, 2009 due to prolonged unfavorable industry and market conditions that have significantly impacted the semiconductor industry capital expenditures for automated test equipment. Sales to our ten largest customers accounted for 69% and 78% of revenues for the years ended July 31, 2009 and July 31, 2008, respectively. Sales from X-Series products totaled $30.3 million or 38% of product revenue in fiscal year 2009, and $80.3 million, or 74% of product revenue in fiscal year 2008.

Service revenue, included in net sales, accounted for $57.8 million, or 42.0% of net sales, and $27.4 million, or 20.2% of net sales, for the years ended July 31, 2009 and 2008, respectively. The increase in service revenue is primarily a result of the inclusion of eleven months of Credence-generated service revenue for the July 31, 2009, partially offset by lower capacity utilizations by customers as a result of industry conditions previously discussed.

Geographically, sales to customers outside of the United States were 64.4% and 61.2% of net sales for the years ended July 31, 2009 and 2008, respectively. The increase in sales to customers outside the United States was a result of a change in sales mix.

Inventory-related provision. For the year ended July 31, 2009, we recorded an inventory-related provision of $19.3 million, or 14.1% of net sales, which consisted of $13.7 million charge recorded in our first quarter for excess and obsolete inventory as a result of the determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. Product roadmap decisions to eliminate the ASL3K RF and the Diamond D-40 products accounted for $5.9 million of the total inventory related provision. $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision recorded in our first quarter of approximately $1.2 million was related to our Fusion CX product line which is being phased out in favor of our Fusion MXc product line. During our second quarter ended January 31, 2009, we recorded $0.8 million related to the implementation of product roadmap decisions related to the ASL3K MS line and $4.8 million related to future requirements of last time buy components related to the implementation of the product roadmap decisions.

Gross profit margin. The gross profit margin was $30.3 million or 22.0% of net sales in the year ended July 31, 2009, as compared to $67.8 million or 49.9% of net sales in the same period in 2008. The decrease in the gross profit margin for the year ended July 31, 2009 as compared to July 31, 2008 was primarily a result of the inventory-related provision of $19.3 million, increased manufacturing overhead as a result of the merger with Credence, and deterioration of the overall economic environment. These factors were partially offset by added gross margin on additional revenues related to the merger. Excluding the inventory-related provision, gross profit margin was $49.6 million or 36.1% of net sales for the year ended July 31, 2009.

Engineering and product development expenses. Engineering and product development expenses were $71.2 million, or 51.8% of net sales, in the year ended July 31, 2009, as compared to $46.0 million, or 33.9% of net sales for the year ended July 31, 2008. The increase in engineering and product development expenses for the year ended July 31, 2009 as compared to the year ended July 31, 2008 is principally a result of increased engineering and product development expenses associated with the inclusion of eleven months of Credence operations, offset in part by the elimination of certain research and development expenditures related to product lines terminated as part of the merger integration roadmap decisions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $50.6 million, or 36.8% of net sales, in the year ended July 31, 2009, as compared to $26.7 million, or 19.7% of net sales for the year ended July 31, 2008. The increase is primarily driven by the inclusion of eleven months of Credence-related selling, general and administrative expenses in the results for the year ended July 31, 2009, offset in part by savings associated with merger related cost synergies realized during the period.

Impairment charges. For the year ended July 31, 2009, impairment charges were $5.8 million or 4.2% of net sales. We recorded an impairment charge of $0.8 million related to the revaluation of our land in Hillsboro, Oregon, for the excess of book value over fair value. The remaining impairment charges of $5.0 million were primarily related to write-offs of certain internal capital equipment acquired from Credence. The charge was based on our determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. We have initiated a phase out of the Diamond D40 and ASL 3KRF product lines and as such determined that the demonstration equipment and other equipment to support development of these products are no longer needed or useable in other products. There were no impairment charges recorded for the year ended July 31, 2008.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $16.0 million or 11.6% of net sales for the year ended July 31, 2009. The underlying intangible assets relate to acquired technology, customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years. There was no amortization of purchased intangible assets in the year ended July 31, 2008 as our intangible assets related to prior acquisitions were fully amortized.

Acquired in-process research and development. In connection with the Credence merger, we recorded a charge associated with the write-off of in-process research and development of $6.3 million or 4.6 % of net sales for the year ended July 31, 2009. The most significant acquired in-process research and development relates to Credence’s ASL and Diamond tester product lines.

Restructuring. Restructuring expense was $21.2 million or 15.4% of net sales for the year ended July 31, 2009. The restructuring expense includes employee termination-related severance and outplacement costs, post-employment benefits associated with the merger, as well as costs associated with closing certain facilities. On September 9, 2008, we announced and initiated a restructuring plan. The total cost of the severance related cash charges for this action was $15.9 million of which $13.0 million was recorded to goodwill as a component of the merger cost on the August 29, 2008 opening balance sheet of Credence and $2.9 million related to the LTX workforce reductions which were recorded through the statement of operations as a restructuring charge. On January 20, 2009, we announced additional severance-related restructuring actions that resulted in a total cash charge of $9.0 million. The additional restructuring expense of $5.7 million recorded during the three months ended January 31, 2009 related to costs associated with vacating several facilities that are no longer being utilized by us. On April 23, 2009, we announced further employee-related restructuring actions that resulted in a total cash charge of $3.0 million. There were no restructuring costs recorded for the year ended July 31, 2008.

Interest expense. Interest expense was $6.1 million for the year ended July 31, 2009 as compared to $1.1 million for the year ended July 31, 2008. Interest expense for the year ended July 31, 2009 relates primarily to our Convertible Senior Subordinated Notes due 2010, which bear an interest rate of 3.5% and our Convertible Senior Subordinated Notes due 2011, which bear an interest rate of 3.5% and carry a premium due at maturity of 7.5%. We also incurred interest expense associated with borrowings on our revolving credit facility which bears an interest rate between 4.0% and 4.5% and our bank term loan which bore an interest rate of the prime rate minus 1.25%, until we refinanced our bank debt in February 2009, after which the term loan began bearing interest at a variable rate of between 4.0% and 4.5%.

Investment income. Investment income was $2.3 million for the year ended July 31, 2009, as compared to $2.2 million for the year ended July 31, 2008. The increase in the twelve month period was due to an overall higher average cash balance due to net cash acquired in the Credence merger of $131.7 million. This increase was offset by a reduction in interest rates, and a reduction in the underlying cash balance throughout the year from net cash used in operating activities and net cash used in financing activities, primarily repurchases of certain of our Convertible Notes.

Gain on liquidation of subsidiaries. Gain on liquidation of subsidiaries was $3.0 million for fiscal 2009. This gain is associated with the liquidation of former subsidiaries and the forgiveness of their net liabilities, principally pension obligations. There were no similar gains or losses in 2008.

Gain on extinguishment of debt, net. At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the year ended July 31, 2009, we repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value. Of the $87.0 million in Notes repurchases, the repurchases of $47.3 million of Notes in exchange for 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”) were considered debt modifications under EITF 96-19. Accordingly, we deferred a gain of $2.4 million and are amortizing the gain over the remaining life of the New Notes. For the year ended July 31, 2009, we have recognized $0.3 million of the gain on this deferral. The discount to the par value of the extinguishment of the remaining notes repurchased resulted in a net gain on extinguishment of debt of approximately $2.1 million in the year ended July 31, 2009.

Other income, net. Other income, net was $2.6 million for fiscal 2009 which is primarily composed of $2.3 million for income on the recovery of previously written off accounts receivable. The impact of foreign currency remeasurement is also included in this account and approximated $0.1 million of net foreign exchange gains in 2009. For fiscal 2008, other income of $0.1 million was primarily related to net realized gains associated with foreign currency remeasurement.

Provision (benefit) for income taxes. We recorded an income tax provision of $0.8 million for the year ended July 31, 2009 primarily due to foreign tax on earnings generated in foreign jurisdictions. For the year ended July 31, 2008, we recorded an income tax benefit of $3.3 million related to the de-recognition of a liability related to an uncertain tax position, offset by income tax expense of $0.2 million. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with a vendor. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering a reversal of the reserve and non-cash benefit recorded in the current period.

As of July 31, 2009 and July 31, 2008, our liability for unrecognized income tax benefits was $13.7 million and $0.8 million, respectively. As of July 31, 2009 unrecognized tax benefits of $4.5 million, if recognized, would impact the effective income tax rate. The increase in the unrecognized income tax benefits was attributable to the assumption of uncertain tax positions in connection with the Credence acquisition.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing tax assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net loss. Net loss was $137.3 million, or $(1.13) per basic and diluted share, in the year ended July 31, 2009, as compared to net loss of $0.6 million, or $(0.01) per basic and diluted share, in the year ended July 31, 2008. The $136.7 million increase in net loss in the year ended July 31, 2009 as compared to the year ended July 31, 2008 was principally due to $54.2 million of merger-related charges, historically low levels of sales in the ATE sector, as well as increased operating expenses associated with eleven months of the acquired Credence operations.

Fiscal 2008 Compared to Fiscal 2007

Net sales. Net sales consist of semiconductor test equipment, related hardware and system support, and maintenance services, net of returns and allowances. Net sales were $135.8 million in fiscal 2008 and $147.6 million in fiscal 2007. The decrease in net sales year over year is primarily a result of an overall industry wide slowdown which began to impact net sales during the fourth quarter of fiscal year 2006 and has continued into the fourth quarter of fiscal year 2008. Semiconductor device manufacturers have reduced their capital equipment spending levels in line with these adverse conditions resulting in a decreased demand for new purchases of semiconductor test equipment. Sales to our ten largest customers accounted for 78% and 79.4% of revenues for the year ended July 31, 2008 and July 31, 2007, respectively. Sales from X-Series products totaled $80.3 million or 74% of product revenue in fiscal year 2008, and $89.0 million, or 75% of product revenue in fiscal year 2007.

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

For the quarter ended April 30, 2007, we recorded a $4.2 million inventory related provision related to the Fusion HFi product line. The provision was required as a result of two major factors that materialized during the quarter. First, the Company reassessed its Fusion HFi customers demand for HFi due to the lower demand in the markets they serve and second, re-evaluated the impact from our customers who have increased adoption of our X-Series platform by transferring test capacity from HFi to a lower cost to test X-Series alternative. These developments are attributable to the favorable performance/price characteristics of our X-Series testers which has enabled customers to transition certain devices currently being tested on the Fusion HFi platform to our X-Series testers. This has resulted in increased available HFi capacity at our customers and has reduced HFi sales in FY 2008 and expected HFi sales in the future.

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

Selling, general and administrative expenses. Selling, general and administrative expenses were $26.7 million, or 19.7% of net sales, in fiscal 2008 as compared to $26.3 million, or 17.9% of net sales, in fiscal 2007, which was not a significant change from the prior year.

Restructuring. There were no restructuring charges for the year ended July 31, 2008. For the year ended July 31, 2007, we re-evaluated the requirements of our reorganization accrual for severance and recognized a gain of $0.4 million in the quarter ended April 30, 2007. The gain was due primarily to several of the workforce reductions and related expenses that were not required, due to less than expected post termination outplacement services provided to terminated employees.

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

Other income, net. Other income of $0.1 million, as compared to a loss of $0.3 million in fiscal year 2007, was primarily related to net realized gains associated with foreign currency remeasurement.

Provision (benefit) for income taxes. We recorded $0.2 million of income tax expense relating to taxable income in foreign locations for the year ended July 31, 2008. We recorded a one time tax benefit of $3.3 million for the three months ended October 31, 2007 related to the de-recognition of a liability related to an uncertain tax position. The uncertain tax position related to potential dual taxation of a gain recorded in fiscal 2002 as part of the settlement with a former supplier. The statute of limitations expired on the potential tax exposure on September 14, 2007, triggering the reversal of the reserve and recognition of a non-cash benefit recorded in the quarter ended October 31, 2007. No provision for income taxes was recorded in 2007 due to the net loss recorded in the year ended July 31, 2007.

We have recorded no US income tax benefit for the years ended July 31, 2008 and July 31, 2007 due to the uncertainty related to utilization of net operating loss carry forwards. As a result of a review undertaken as of July 31, 2008 and July 31, 2007 and our cumulative loss position at those dates, management concluded that it was appropriate to maintain a full valuation allowance for our net operating loss carry forwards and our other net deferred tax assets. We will continue to record a 100% valuation allowance until it is more likely than not we will utilize the net operating loss and other carry forwards, and deferred tax assets. The gross deferred tax asset was valued at $231.1 million as of July 31, 2008 and $229.9 million as of July 31, 2007, both of which are offset by a 100% valuation allowance.

Liquidity and Capital Resources

As of July 31, 2009, we had $95.6 million in cash and cash equivalents and marketable securities and net working capital of $47.2 million, as compared to $71.5 million of cash and cash equivalents and marketable securities and $86.5 million of net working capital at July 31, 2008. The increase in the cash and cash equivalents and marketable securities was due primarily to the cash and cash equivalents and marketable securities acquired in the Credence merger of $131.7 million, as well as the proceeds from borrowings from our bank line of credit of $39.4 million (see discussion on Term Loan and Borrowings on Secured Revolving Credit Facility below). These sources of cash were offset by net cash used in operating activities of $58.4 million for the year ended July 31, 2009 and our repurchase, during the year ended July 31, 2009, of Convertible Notes, at a discount to their par value, for $77.7 million.

Accounts receivable from trade customers, net of allowances, was $23.6 million at July 31, 2009, as compared to $24.2 million at July 31, 2008. The principal reason for the $0.6 million decrease in accounts receivable is a result of decreased sales in the year ended July 31, 2009 as compared to the year ended July 31, 2008. The allowance for doubtful accounts was $0.5 million, or 2.0% of gross trade accounts receivable at July 31, 2009 and $0.7 million, or 2.7% of gross trade accounts receivable at July 31, 2008. The decrease in the allowance of $0.2 million was principally the result of the write off of amounts previously provided for as uncollectible.

Accounts receivable from other sources increased $0.2 million to $1.4 million at July 31, 2009, as compared to $1.2 million at July 31, 2008. The increase was attributed to increases in component inventory transferred to our outsource suppliers based on an increase in build plans.

Net inventories increased by $12.8 million to $35.3 million at July 31, 2009 as compared to $22.5 million at July 31, 2008 primarily due to the acquisition of net inventory from Credence of $11.9 million.

Prepaid expenses and other current assets increased by $9.4 million to $12.2 million at July 31, 2009 as compared to $2.8 million at July 31, 2008 primarily due the acquisition of prepaid expenses and other current assets from Credence. The balances acquired relate primarily to amounts receivable from payment of Value Added Taxes in certain foreign jurisdictions.

Future cash payments related to severance restructuring actions are approximately $2.8 million and are expected to be paid out within 12 months.

Capital expenditures totaled $8.9 million for the year ended July 31, 2009, as compared to $7.5 million for the year ended July 31, 2008. Expenditures for the year ended July 31, 2009 were composed of testers and tester spare parts. Expenditures for the year ended July 31, 2008 included $1.4 million of leasehold improvements related to our move to a facility in Milpitas, California and $3.1 million of equipment related to capital expenditures to support the X-Series product line, and other application development equipment used internally to support new targeted growth opportunities.

We had $58.4 million in net cash used in operating activities for the year ended July 31, 2009 as compared to net cash provided by operating activities of $9.9 million for the year ended July 31, 2008. The net cash used in operating activities for the year ended July 31, 2009 was primarily related to our net loss of $137.3 million, offset by non-cash items, principally depreciation and amortization, of $74.7 million and a net decrease in working capital of $4.2 million. The net cash provided by operating activities of $9.9 million for the year ended July 31, 2008 was primarily related to our net loss of $0.6 million and a net increase in working capital of $2.7 million, offset by non-cash items of $9.5 million.

We had $136.2 million in net cash provided by investing activities for the year ended July 31, 2009 as compared to net cash provided by investing activities of $7.2 million for the year ended July 31, 2008. The net cash provided by investing activities for the year ended July 31, 2009 was primarily related to $131.7 million in cash received in connection with our merger with Credence Systems Corporation, as well as $19.7 million in proceeds from sales and maturities of available for sale securities, offset by $6.3 million of payments on purchases of available for sale securities, and $8.9 million in purchases of property and equipment. The net cash provided by investing activities for the year ended July 31, 2008 was primarily related to $14.8 million in proceeds from the maturities of available for sale securities, offset by $7.5 million in purchases of property and equipment.

We had $42.7 million in net cash used in financing activities for the year ended July 31, 2009 as compared to net cash used in financing activities of $29.1 million for the year ended July 31, 2008. The net cash used in financing activities for the year ended July 31, 2009 was primarily related to payments made on our term loan of $5.7 million, and payments made on our convertible senior subordinated notes of $76.7 million, offset by proceeds received from borrowings from our revolving credit facility of $39.4 million. The net cash used in financing activities for the year ended July 31, 2008 was primarily related to payments made on our convertible subordinated notes of $27.2 million and payment on our term loan of $2.1 million.

Term Loan and Borrowings on Secured Revolving Credit Facility

On February 25, 2009, we entered into a modification of our existing loan agreement with Silicon Valley Bank (“SVB”) to provide for a two year revolving line of credit agreement (the “First Loan Modification Agreement”). The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of up to a maximum of $40.0 million. Any amounts outstanding under the revolving credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. Our debt obligations under the credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the agreement).

The credit facility contains negative covenants applicable to LTX-Credence and its subsidiaries, including a financial covenant requiring us to maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan and revolving line of credit plus $7.0 million at all times, and plus $20.0 million at the end of any fiscal quarter. The credit facility also contains restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

We determined that the effect of the change in the interest rate on the term loan per the First Loan Modification Agreement was not significant and therefore was accounted for as a debt modification in accordance with the provisions of EITF 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments” (“EITF 96-19”). In addition, we capitalized approximately $0.4 million of legal and other third-party fees and will recognize these costs over the two year holding period, in accordance with the provisions of EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.

As of July 31, 2009, we have drawn down $39.4 million under the secured revolving credit facility. Because of the minimum level of liquidity required per the financial covenant noted above, we have classified $51.6 million of bank debt as a current liability on our consolidated balance sheet. The $51.6 million represents the balances at July 31, 2009 of our bank term loan of $12.2 million and $39.4 million in borrowings under the revolving credit facility.

During the quarter ended April 30, 2009, we entered into two additional loan modifications (the “Second Loan Modification Agreement” and the “Third Loan Modification Agreement”) with SVB. The nature of these modifications related to administrative changes made to the loan agreement for certain definitions and distribution clauses, in response to the exchange transactions further discussed below and had no accounting implications.

On August 5, 2009, subsequent to year end, we entered into a fourth loan modification agreement (the “Fourth Loan Modification Agreement”) with SVB with respect to the loan and security agreement, dated as of December 7, 2006, between the Company and SVB, as amended (the “Loan Agreement”). The Fourth Loan Modification modifies the terms of a liquidity covenant contained in the Loan Agreement and provides for adjustments in the amount of the revolving line of credit based on the level of Quick Assets (as defined in the Loan Agreement). In connection with the Fourth Loan Modification Agreement, subsequent to year end, we have repaid in full all principal and interest on our outstanding Term Loan with SVB. The outstanding principal on the term loan at July 31, 2009 was $12.2 million. We also made repayments of $30.0 million in August 2009 on our secured revolving credit facility.

Convertible Notes

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the year ended July 31, 2009, we repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for a net cash consideration of $76.3 million. We have accounted for the repurchase of the Notes as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125” and have recorded a net gain on extinguishment of debt of $2.1 million in the year ended July 31, 2009.

In March 2009, we entered into an exchange transaction with a noteholder to exchange $15.5 million of Notes with $10.3 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $4.1 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer concluded subsequent to the period end as further discussed in the “Exchange Offer” section below. We concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of EITF 96-19. Accordingly, the net gain of $1.3 million on this exchange transaction was deferred and is being amortized over the remaining holding period of the New Notes. For the year ended July 31, 2009, we have recorded $0.2 million of this gain in our Statement of Operations.

In May 2009, we entered into an exchange transaction with a noteholder to exchange $31.8 million of Notes with $23.6 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $6.5 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer concluded subsequent to the period end as further discussed in the “Exchange Offer” section below. We concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of EITF 96-19. Accordingly, the net gain of $1.1 million on this exchange transaction was deferred and is being amortized over the remaining holding period of the New Notes. For the year ended July 31, 2009, we have recorded $0.1 million of this gain in our Statement of Operations.

Exchange Offer

On May 26, 2009, we settled our offer to exchange (the “Exchange Offer”) any and all of our outstanding 3.5% Convertible Senior Subordinated Notes due May 15, 2010 (the “Old Notes”) for our new 3.5% Convertible Senior Subordinated Notes due May 15, 2011 (the “New Notes”) and certain cash consideration, all upon the terms and subject to the conditions described in our Offering Circular, dated April 22, 2009 (the “Offering Circular”), and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). We accepted for exchange pursuant to the Exchange Offer approximately $31.8 million in aggregate principal amount of the Old Notes (the “Accepted Notes”) from the holders thereof (the “Holders”). Accordingly, immediately following settlement of the Exchange Offer, and as of July 31, 2009 , approximately $1.5 million in aggregate principal amount of the Old Notes was outstanding.

At settlement of the Exchange Offer, in exchange for the Accepted Notes, we issued to the Holders approximately $23.6 million in aggregate principal amount of New Notes and paid to the Holders an aggregate of approximately $6.5 million in cash, which includes accrued and unpaid interest on the Accepted Notes through May 25, 2009.

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

The New Notes are convertible, subject to the satisfaction of certain conditions or the occurrence of certain events as provided in the Indenture, into shares of our common stock at a conversion price per share of our common stock of $13.46 (subject to adjustment in certain events). The New Notes contain provisions known as net share settlement which, upon conversion of the New Notes, require us to pay holders in cash for up to the principal amount of the converted New Notes and to settle any amounts in excess of the cash amount in shares of our common stock.

Following a designated event, generally defined as a change of control or some other termination of trading of our listed shares, we must offer to repurchase all of the New Notes then outstanding at a repurchase price in cash equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of payment and a premium equal to 7.5% of such principal.

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

Covenants

As of July 31, 2009, we were in compliance with all underlying covenants associated with our various debt obligations, including maintaining approximately $86.7 million in cash and cash equivalents in accounts with SVB to meet our minimum level of liquidity covenant as modified by The Fourth Loan Modification.

We operate in a highly cyclical industry and we have and may continue to experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. In addition, our loan arrangement with Silicon Valley Bank includes a material adverse change clause that could permit the bank to demand current payment of our long term loan in the event a material adverse change occurs under the terms of the loan agreement. We have met all financial and contractual agreements with SVB and management believes we have not triggered a material adverse condition as of July 31, 2009. To mitigate the impact on significant fluctuations in our business risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel, a company-wide reduction in base salary of 8% for one year, and other variable overhead expenses. We believe that these reductions in operating costs have not impaired our ability to fund critical product research and development efforts and allow us to continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to an industry downturn or a significant upturn much faster than in the past.

As of July 31, 2009, we have $95.6 million of gross cash less $53.1 million of short term debt obligations or net short term cash available of $42.5 million. Additionally, as noted above, in March and on May 26, 2009, we successfully restructured $47.3 million of our convertible notes that were originally due in May 2010 to New Notes of $33.9 million which are due in May 2011. We believe that our net short-term cash available of approximately $42.5 million, and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements over the next twelve months. We also believe our access to capital markets for competitively priced instruments will be limited based on current market conditions.

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

These conditions could also result in reduced capital resources because of reduced credit availability, higher costs of credit and the stretching of payables by creditors seeking to preserve their own cash resources. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries but, the longer the duration, the greater risks we face in operating our business.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our term loan, revolving line of credit, facility leases and other operating leases. As of July 31, 2009, we have $12.2 million in principal outstanding under a commercial loan, which was subsequently paid down in full on August 5, 2009. We also have $39.4 million outstanding under a line of credit, $30.0 million of which was subsequently paid down in August 2009 (see Note 14).

The aggregate outstanding amount of the contractual obligations is $138.8 million as of July 31, 2009. These obligations and commitments represent maximum payments based on current cash flow forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

We have approximately $8.0 million of non-cancelable inventory commitments with our outsource suppliers as of July 31, 2009. We expect to consume this inventory through normal operating activity over the next three to six months.

The following summarizes our contractual obligations at July 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

	Total	2010	2011 – 2012	2013 – 2014	Thereafter
	(in thousands)
Financial Obligations:
Convertible Senior Subordinated Notes due 2011 (including interest)	$36,062	$1,188	$34,874	$—	$—
Convertible Senior Subordinated Notes due 2010 (including interest)	1,562	1,562	—	—	—
Borrowing on LOC (including interest)	40,287	40,287	—	—	—
Term loan (including interest)	12,398	12,398	—	—	—
Other note payable	1,313	1,313	—	—	—
Inventory commitments	8,036	7,348	688	—	—
Operating leases	36,315	5,572	9,750	8,460	12,533
Severance	2,820	2,820	—	—	—

Total Financial Obligations	$138,793	$72,488	$45,312	$8,460	$12,533

In addition to the 2010 financial obligations above, we expect to expend approximately $3.4 million on capital expenditures in fiscal 2010.

Recent Accounting Pronouncements

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168), which is effective for interim and annual fiscal periods ending after September 15, 2009. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and the codification from this standard will supersede all then-existing non-SEC accounting and reporting standards to become the sole source of authoritative U.S. GAAP. We expect to adopt the provisions of this standard in our first quarter of fiscal 2010, and do not expect the adoption of this standard to have a financial effect on the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 during the fourth quarter of 2009, and its application had no impact on our consolidated financial statements. We evaluated subsequent events through the date the accompanying financial statements were issued on October 14, 2009.

In April 2009, the FASB issued three staff positions related to the fair value and other than temporary impairments of invested assets. Staff Position No. FAS 115 -2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which is effective for interim and annual reporting periods ending after March 15, 2009 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This staff position is effective for interim and annual reporting periods ending after June 15, 2009. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. This staff position is also effective for interim and annual reporting periods ending after June 15, 2009. We incorporated the provisions of these staff positions in our disclosures included in Footnotes 2 and 12 of the accompanying consolidated financial statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by the Company in the first quarter of 2010. We are currently evaluating the potential impact that the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

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

In February 2008, the FASB issued Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis and amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. We are currently evaluating the potential impact that the adoption of FSP No. FAS 157-1 and FSP FAS 157-2 will have on our consolidated financial statements.

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

Our primary exposures to market risks include fluctuations in interest rates on our short-term and long-term debt of approximately $85.7 million as of July 31, 2009, and in foreign currency exchange rates. We are subject to interest rate risk on our short-term and long-term borrowings under our credit and loan facilities. Our short-term and long-term bank debt bears interest at the lender’s variable prime rate.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses have not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 2009, our revenues derived from sales outside the United States constituted 64% of our total revenues. Accounts receivable in currencies other than U.S. dollars comprise 5.3% of the outstanding accounts receivable trade balance at July 31, 2009. Receivables are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars comprise 5.6% of the outstanding accounts payable balance at July 31, 2009.

Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Interest Rate Risk

Our $12.2 million term loan and $39.4 million Secured Revolving Credit Facility bear interest at the lender’s variable prime rate, or 4.5%. whichever is greater. We may also, from time to time, have other outstanding short-term and long-term borrowings with variable interest rates.

Item 8.	Financial Statements and Supplementary Data

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$86,488	$51,052
Marketable securities	9,152	20,410
Accounts receivable—trade, net of allowances of $481 and $659, respectively	23,578	24,160
Accounts receivable—other	1,374	1,245
Inventories	35,339	22,505
Prepaid expenses and other current assets	12,163	2,750

Total current assets	168,094	122,122
Property and equipment, net	38,301	27,213
Intangible assets, net	22,933	—
Goodwill	43,030	14,368
Other assets (includes restricted cash of $777 and $0, respectively)	2,811	6,024

Total assets	$275,169	$169,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$53,120	$5,700
Accounts payable	18,551	14,058
Deferred revenues	7,373	1,777
Other accrued expenses	41,827	14,081

Total current liabilities	120,871	35,616
Long-term debt, less current portion	32,610	12,200
Long-term liabilities other	16,284	4,631
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Common stock, $0.05 par value:
400,000,000 shares authorized; 127,651,540 in 2009 and 62,984,844 in 2008 shares issued and outstanding, respectively	6,351	3,150
Additional paid-in capital	695,009	573,736
Accumulated other comprehensive income (loss)	117	(865)
Accumulated deficit	(596,073)	(458,741)

Total stockholders’ equity	105,404	117,280

Total liabilities and stockholders’ equity	$275,169	$169,727

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year ended July 31,
	2009	2008	2007
Net product sales	$79,626	$108,448	$118,317
Net service sales	57,752	27,377	29,322

Net sales	137,378	135,825	147,639
Cost of sales	87,805	67,981	77,441
Inventory-related provision	19,311	—	4,175

Gross profit	30,262	67,844	66,023
Engineering and product development expenses	71,165	46,020	50,044
Selling, general and administrative expenses	50,585	26,707	26,382
Impairment charges	5,799	—	—
Amortization of purchased intangible assets	15,967	—	—
Acquired in-process research and development	6,300	—	—
Restructuring	21,205	—	(377)

Loss from operations	(140,759)	(4,883)	(10,026)
Other income (expense):
Interest expense	(6,077)	(1,136)	(4,909)
Investment income	2,271	2,184	4,657
Gain on liquidation of subsidiary	2,978	—	—
Gain on extinguishment of debt, net	2,387	—	—
Other income, net	2,631	144	(388)

Loss before income taxes	(136,569)	(3,691)	(10,666)
Provision (benefit) for income taxes	763	(3,091)	—

Net loss	$(137,332)	$(600)	$(10,666)

Net loss per share:
Basic	$(1.13)	$(0.01)	$(0.17)

Diluted	$(1.13)	$(0.01)	$(0.17)

Weighted-average common shares used in computing net loss per share:
Basic	121,938	62,611	62,130

Diluted	121,938	62,611	62,130

Comprehensive loss:
Net loss	$(137,332)	$(600)	$(10,666)
Unrealized gain on marketable securities	243	471	977
Pension liability gain (loss)	739	(496)	902

Comprehensive loss	$(136,050)	$(625)	$(8,787)

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid–In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balance at July 31, 2006	62,006,421	$3,101	$563,959	$(1,946)	$(447,475)	$117,639
Exercise of stock options	144,350	8	601	—	—	609
Vesting of stock based awards	154,915	7	3,834	—	—	3,841
Issuance of shares under employees’ stock purchase plan and other	139,261	7	572	—	—	579
Unrealized gain on marketable securities	—	—	—	977	—	977
Change in pension liability	—	—	—	902	—	902
Cumulative adjustment for SFAS No. 158 transition	—	—	—	(773)	—	(773)
Net loss	—	—	—	—	(10,666)	(10,666)

Balance at July 31, 2007	62,444,947	3,123	568,966	(840)	(458,141)	113,108
Exercise of stock options	17,648	1	28	—	—	29
Vesting of stock based awards	242,369	12	4,180	—	—	4,192
Issuance of shares under employees’ stock purchase plan and other	279,880	14	562	—	—	576
Unrealized gain on marketable securities	—	—	—	471	—	471
Change in pension liability	—	—	—	(496)	—	(496)
Net loss	—	—	—	—	(600)	(600)

Balance at July 31, 2008	62,984,844	3,150	573,736	(865)	(458,741)	117,280
Issuance of common stock for Credence transaction	63,004,281	3,151	114,572	—	—	117,723
Fair value of options exchanged during Credence transaction	—	—	1,508	—	—	1,508
Vesting of stock based awards	1,443,147	39	5,114	—	—	5,153
Issuance of shares under employees’ stock purchase plan and other	219,268	11	79	—	—	90
Unrealized gain on marketable securities	—	—	—	243	—	243
Change in pension liability	—	—	—	739	—	739
Net loss	—	—	—	—	(137,332)	(137,332)

Balance at July 31, 2009	127,651,540	$6,351	$695,009	$117	$(596,073)	$105,404

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net loss	$(137,332)	$(600)	$(10,666)
Add (deduct) non-cash items:
Inventory-related provision	19,311	—	4,175
Stock-based compensation	3,925	4,393	4,059
Depreciation and amortization	34,259	11,933	13,867
Benefit for income taxes	—	3,251	—
Acquired in-process research and development	6,300	—	—
Gain on liquidation of subsidiary	(2,978)	—	—
Gain on extinguishment of debt, net	(2,387)	—	—
Loss on disposal of property and equipment	5,099	904	—
Impairment charges	5,799	—	—
Other non-cash items	5,418	664	34
Changes in operating assets and liabilities, net of effect of merger:
Accounts receivable	41,210	(1,120)	18,083
Inventories	(8,501)	4,620	(1,409)
Prepaid expenses	7,577	1,049	1,321
Other assets	4,932	(42)	2,317
Accounts payable	(3,453)	(3,494)	(5,680)
Accrued expenses	(29,344)	(11,517)	(12,704)
Deferred revenues and customer advances	(8,203)	(177)	(2,404)

Net cash provided by (used in) operating activities	(58,368)	9,864	10,993
Cash Flows from Investing Activities:
Cash received in connection with merger with Credence Systems Corporation, net of fees paid	131,666	—	—
Acquisition costs paid in connection with merger	—	(105)	—
Purchases of property and equipment	(8,944)	(7,527)	(8,399)
Purchases of available for sale securities	(6,274)	—	—
Proceeds from sale and maturities of available for sale securities	19,730	14,827	53,517

Net cash provided by investing activities	136,178	7,195	45,118
Cash Flows from Financing Activities:
Proceeds from employees’ stock purchase plan	131	576	579
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(167)	(338)	389
Payments of debt	—	(27,222)	(74,868)
Proceeds from borrowings from revolving credit	39,400	—	—
Proceeds from term loan	—	—	20,000
Payments of term loan	(5,700)	(2,100)	(45,601)
Payments of convertible senior subordinated notes	(76,318)	—	—

Net cash used in financing activities	(42,654)	(29,084)	(99,501)
Effect of exchange rate changes on cash	279	(225)	247

Net increase (decrease) in cash and cash equivalents	35,436	(12,250)	(43,143)
Cash and cash equivalents at beginning of year	51,052	63,302	106,445

Cash and cash equivalents at end of year	$86,488	$51,052	$63,302

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$3,384	$3,342	$6,293

Non-cash investing activities:
Effect of merger:
Fair value of tangible assets acquired	$(129,019)
Fair value of liabilities assumed	220,815
Fair value of stock issued	117,723
Fair value of stock options and RSUs exchanged	2,863
Cost in excess of fair value (goodwill)	(29,287)
Fair value of acquired identifiable intangible assets	(38,900)
In-process research and development	(6,300)
Less acquisition costs paid	(6,229)

Net cash received in connection with merger with Credence Systems Corporation	$131,666

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered, and has a development facility in Milpitas, California, development facilities in Norwood, Massachusetts and Hillsboro, Oregon, and worldwide sales and service facilities to support its customer base.

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the Nasdaq Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a statutory merger of Credence in which Credence was legally dissolved and merged into the Company with the Company being the surviving corporation. The Company’s results of operations for the year ended July 31, 2009 include Credence’s operating results from August 29, 2008 through July 31, 2009. The Company’s consolidated balance sheet as of July 31, 2008 and results of operations for the year ended July 31, 2008 and 2007 do not include Credence’s results.

Recent Developments and Liquidity

During the year ended July 31, 2009, the Company’s stock price declined significantly below book value. The Company believes the following factors may have contributed to the decrease in its stock price, and that a combination of these factors accounts for the difference between its market value and its book value:

•

investors’ concerns about the Company’s ability to successfully integrate LTX and Credence and gain the synergy cost savings as forecasted by management, which will not fully impact the Company’s results of operations until the quarter ended July 31, 2009.

•	the size and resources of LTX-Credence relative to its major competitors, Teradyne, Verigy and Advantest.

•	declining revenues and the uncertainty around industry projections going forward.

•	lack of institutional investor activity due to restrictions on investments with stock prices below prescribed levels.

•	increased operating losses and cash consumption during the year ended July 31, 2009.

The Company operates in a highly cyclical industry and has and may continue to experience, with relatively short notice, significant fluctuations in demand for its products. This could result in a material effect on its liquidity position. In addition, the Company’s loan arrangement with Silicon Valley Bank (“SVB”) includes a material adverse change clause that could permit the bank to demand current payment of our long term loan in the event a material adverse change occurs under the terms of the loan agreement. The Company has met all financial and contractual agreements with SVB and management believes it has not triggered a materially adverse condition as of July 31, 2009. To mitigate the impact on significant fluctuations in the Company’s

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business risk, the Company has completed a substantial and lengthy process of converting its manufacturing process to an outsource model. In addition, the Company continues to maintain other cost reduction measures, such as the strict oversight of discretionary travel, a company-wide reduction in base salary of 8% for one year, and other variable overhead expenses. The Company believes that these reductions in operating costs have not impaired its ability to fund critical product research and development efforts and allow it to continue to provide its customers with the levels of responsiveness and service they require. As such, the Company believes it can react to a downturn or a significant upturn much faster than in the past.

As of July 31, 2009, the Company has $95.6 million of gross cash less $53.1 million of short term debt obligations or net short term cash available of $42.5 million. Additionally, in March 2009 and on May 26, 2009, the Company successfully restructured $47.3 million of its convertible notes that were originally due in May 2010 to New Notes of $33.9 million which are due in May 2011. The Company believes that its net short-term cash available of approximately $42.5 million, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months. The Company also believes its access to capital markets for competitively priced instruments will be limited based on current market conditions.

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

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation. Specifically, the Company has reclassed foreign exchange gain/loss previously reported as part of Selling, general and administrative expenses to Other income in order to conform to current period presentation.

Preparation of Financial Statements and Use of Estimates

The accompanying financial statements have been prepared by the Company, and reflect all adjustments, which, in the opinion of management, are necessary for fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results in effect at the transaction dates may differ from those estimates and such differences may be material to the consolidated financial statements. Such estimates relate to fair values ascribed

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the assets and liabilities acquired in connection with the Credence merger, revenue recognition, the allowance for doubtful accounts, inventory valuation, depreciation, product warranty costs, stock-based compensation and income taxes.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. The Company’s functional currency, including Credence’s foreign subsidiaries, is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at year-end exchange rates while non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for sales, cost of sales and depreciation, which are primarily remeasured at actual rates in effect at the transaction dates. Net realized gains or losses resulting from foreign currency remeasurement and transaction gains or losses were a gain of $0.1 million. In fiscal 2008 and 2007, the Company recognized a gain of $0.1 million and a loss of $0.4 million, respectively which are included in the consolidated results of operations as a component of other income, net.

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

Revenue related to equipment sales is recognized when: (a) we have a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectibility is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, (5) objective and reliable evidence of the fair value of the undelivered item(s) exists and (6) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. If objective and reliable evidence of fair value exists for all elements in the arrangement, the arrangement consideration is allocated based on the relative fair values of each element. If the fair value of a delivered item is unknown, but the fair value of undelivered items are known, the residual method is used for allocating arrangement consideration which requires discounts in the sales value of the entire arrangement to be recognized in connection with the sale of the delivered items only.

Revenue related to spare parts is recognized on shipment.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for potential credit losses based upon assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed periodically

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to assess the adequacy of the allowances. In any circumstances in which the Company is aware of a customer’s inability to meet its financial obligations, an allowance is provided, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation and historical experience. If circumstances change, and the financial condition of customers is adversely affected resulting in their inability to meet their financial obligations to the Company, additional allowances may be recorded.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed”, relating to certain software development costs, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were $1.8 million, $0.8 million, and $0.8 million for fiscal years July 31, 2009, 2008, and 2007, respectively. These costs, when included in the sales price charged for products, are recognized in net sales.

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

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based upon the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes interest expense and penalties related to unrecognized tax benefits as income tax expense.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On August 29, 2009, in connection with the merger, the Company exchanged Credence options and RSU’s outstanding at the time of the merger for LTX-Credence stock options and restricted stock units. The estimated fair value of awards exchanged was approximately $1.5 million. The fair value of options exchanged was based on the Company’s option pricing model, and included the following weighted average assumptions:

Volatility	78.3%
Risk Free interest rate	3.1%
Expected life of options	4.75%
Dividend Yield	0%

The fair value of the restricted stock was based on the fair value of the LTX-Credence common stock on the date of the merger, or $1.83.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended July 31, 2009, 2008, and 2007, the Company recorded stock-based compensation expense as follows (in thousands):

	Year ended July 31,
	2009	2008	2007
Cost of sales	$174	$117	$107
Engineering and product development expenses	716	1,294	1,098
Selling, general and administrative expenses	3,035	2,982	2,854

Total stock-based compensation expense	$3,925	$4,393	$4,059

As of July 31, 2009, there is approximately $5.0 million of unrecognized compensation expense related to share-based payments to employees that will be recognized over the next 3.75 years.

There have been no option grants for the years ended July 31, 2009, 2008 or 2007. As further described in Note 8, the Company granted RSU awards for the years ended July 31, 2009, 2008 and 2007.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to our customers. The Company offers a one or two year warranty for all of its products, the terms and conditions of which are based on the product sold and the customer. For all testers sold, the Company accrues a liability for the estimated cost of standard warranty at the time of tester shipment and defers the portion of product revenue attributed to the fair value of non-standard warranty. Costs for non-standard warranty are expensed as incurred. Factors that impact the warranty liability include the number of installed testers, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts amounts as necessary.

The following table shows the change in the product warranty liability, as required by FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, for the fiscal years ended July 31, 2009 and 2008:

Product Warranty Activity	(in thousands)
	2009	2008
Balance at beginning of period	$908	$1,819
Balance acquired from Credence	5,519	—
Warranty expenditures for current period	(6,047)	(2,008)
Changes in liability related to pre-existing warranties	(9)	(531)
Provision for warranty costs in the period	3,125	1,628

Balance at end of period	$3,496	$908

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities and the effects of the changes in the pension liability.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the cumulative components of other comprehensive income (loss) for the fiscal years ended July 31, 2009, 2008 and 2007:

	(in thousands)
	2009	2008	2007
Unrealized gain (loss) on marketable securities	$117	$(126)	$(597)
Pension liability loss	—	(739)	(243)

Total	$117	$(865)	$(840)

Net Loss per Share

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

Reconciliation between basic and diluted earnings (loss) per share is as follows:

	Fiscal Year Ended July 31,
	2009	2008	2007
	(in thousands, except per share data)
Net loss	$(137,332)	$(600)	$(10,666)
Basic EPS
Weighted average shares outstanding—basic	121,938	62,611	62,130
Basic EPS	$(1.13)	$(0.01)	$(0.17)
Diluted EPS
Weighted average shares outstanding—basic	121,938	62,611	62,130
Plus: impact of stock options and warrants	—	—	—

Weighted average shares outstanding—diluted	121,938	62,611	62,130
Diluted EPS	$(1.13)	$(0.01)	$(0.17)

Options to purchase 8,169,283, 7,967,267, and 6,669,336 of common stock were outstanding at July 31, 2009, 2008 and 2007 respectively, but were not included in the calculation of diluted shares because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. In accordance with the contingently issuable shares guidance of SFAS No. 128, “Earnings Per Share”, the calculation of diluted net loss per share excludes 0, 653,000 and 653,000 RSUs at July 31, 2009, 2008 and 2007, respectively. The calculation of diluted net loss per share as of July 31, 2009 also excludes the impact of the conversion features of the Company’s Convertible Senior Subordinated Notes due 2010 and 2011 as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of repurchase agreements and commercial paper. Marketable securities, which includes approximately $0.1 million of other than temporarily impaired securities, consist primarily of debt securities that are classified as available-for-sale, in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Securities” (“SFAS No. 115”). Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities.

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
July 31, 2009
Due in less than one year	$6,863
Due in 1 to 3 years	2,289
Due in 3 to 5 years	99
Due in 5 to 10 years	—
Due in greater than 10 years	572

Subtotal Marketable securities	$9,823
Less long-term investments included in Other assets	(671)

Total Marketable securities	$9,152

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2009
Corporate	$6,066	$5,986
Government	3,757	3,720

	$9,823	$9,706

July 31, 2008
Corporate	$9,809	$9,863
Government	10,601	10,673

	$20,410	$20,536

Gross unrealized gains (losses) were $0.1 million in fiscal 2009 and ($0.2) million in fiscal 2008. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive loss and are included in Stockholders’ Equity, except for losses related to other-than-temporarily impaired securities which are included as a component of Other income in the Consolidated Statement of Operations. The gross unrealized gains were primarily a result of changing interest rates. The Company evaluates its portfolio for impairment based on certain factors including, credit quality, structure of the security and the ability to hold the security to maturity.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes marketable securities and related unrealized gains and losses as of July 31, 2009:

(in thousands)	Market Value	Unrealized Gain/(Loss)
Securities < 12 months unrealized loss	$—	$—
Securities > 12 months unrealized loss	1,045	(77)
Securities < 12 months unrealized gains	4,538	147
Securities > 12 months unrealized gains	4,125	47

Total	$9,708	$117

The above table does not include approximately $0.1 million of securities that are considered to be other-than-temporarily impaired as of July 31, 2009. For the year ended July 31, 2009, the Company realized approximately $1.0 million of losses associated with other-than-temporary impairments, which was recorded as a component of Other income in the Consolidated Statement of Operations.

The following interest income and realized gains and losses from sales of marketable securities are as follows:

	Fiscal Year Ended July 31,
	2009	2008	2007
	(in thousands)
Interest income on marketable securities	$822	$1,288	$2,617
Realized gain (loss) from sales of available-for-sale securities	39	(21)	(22)

	$861	$1,267	$2,595

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

The fair value of the Company’s debt and long-term liabilities is estimated based on quoted market prices for similar issues or on current rates offered to the Company for debt of the same remaining maturities.

Concentration of Credit Risk

Revenue from our top ten customers accounted for 69%, 78%, and 79% of total revenues in fiscal 2009, 2008, and 2007, respectively. Accounts receivable from these customers amounted to approximately $18.9 million, $15.9 million and $17.6 million at July 31, 2009, 2008 and 2007 respectively. Sales to customers outside the United States were $88.4 million, or 64% of net sales in fiscal 2009, $83.1 million, or 61% of net sales in fiscal 2008, $98.8 million, or 67% of net sales, in fiscal 2007.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company periodically reviews these investments to evaluate and minimize credit risk. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain a letter of credit on sales to certain foreign customers. Write-offs related to accounts receivable during the period ended July 31, 2009 were immaterial.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	As of July 31,
	2009	2008
	(in thousands)
Material and purchased components	$16,811	$12,451
Work-in-process	8,733	2,777
Finished testers, including inventory consigned to customers	9,795	7,277

Total inventories	$35,339	$22,505

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of July 31, 2009 and July 31, 2008, inventory is stated net of inventory reserves of $56.6 million and $35.2 million, respectively. The reserve as of July 31, 2009 includes provisions of $5.6 million and $13.7 million, which were recorded during the three months ended January 31, 2009 and the three months ended October 31, 2008, consisting of excess and obsolete inventory as a result of the implementation of the combined Company product roadmap. For the three months ended January 31, 2009, product roadmap decisions eliminated further development of the ASL3K MS tester line and accounted for $0.8 million of the total inventory related provision. The balance of the inventory related provision, or $4.8 million, was a result of the Company’s review of all future service requirements for last time buys based on current products and legacy products affected by the implementation of the product road map. For the three months ended October 31, 2008, product roadmap decisions to eliminate the ASL3K RF and the Diamond D40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to the Company’s Fusion CX product line which is being phased out in favor of the Company’s Fusion MXc product line. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed. The Company had $0.2 million in sales of previously written off inventory for the year ended July 31, 2009. For the year ended July 31, 2008, the Company had sales of $1.2 million of previously written off inventory.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment acquired is recorded at cost. Property and equipment related to the Credence merger are recorded at fair value. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares are used for service and internally manufactured test systems are used for testing components, engineering and applications development. Machinery, equipment and internally manufactured systems are recorded at cost and depreciated over 3 to 7 years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	As of July 31,		Depreciable Life in Years
	2009	2008
	(in thousands)
Equipment spares	$64,422	$52,978	7
Machinery, equipment and internally manufactured systems	43,161	40,246	3-7
Office furniture and equipment	5,909	2,168	3-7
Purchased software	1,196	—	3
Land	2,524	—
Leasehold improvements	6,633	9,958	Term of lease, not to exceed 10 years

Property and equipment, gross	123,845	105,350
Accumulated depreciation and amortization	(85,544)	(78,137)

Property and equipment, net	$38,301	$27,213

Depreciation expense was $18.3 million, $11.9 million, and $13.7 million for the years ended July 31, 2009, 2008, and 2007, respectively.

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

In connection with the merger with Credence, during the quarter ended October 31, 2008, the Company developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain long-lived assets related to the ASL3K RF, Diamond D-40, and Sapphire product lines. In light of the current economic conditions, the Company also recognized a $1.3 million loss on certain long-lived assets for which it does not believe it will recover the cost. Accordingly, the Company recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million. In the quarter ended January 31, 2009, the Company recorded additional impairment charges of $0.8 million related to the reduction in the fair value of the land that the Company owns adjacent to its Hillsboro, Oregon facility. There were no significant impairment losses for the year ended July 31, 2008.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the significant decline in the Company’s stock price and lower than expected revenues for the year ended July 31, 2009, the Company conducted recoverability tests in accordance with SFAS No. 144, based on undiscounted cash flows of the Company’s long-lived assets which contemplates significant cost-savings. As a result of these tests, the Company determined there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. However, actual performance in the near and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

Goodwill and Other Intangibles

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company is required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of SFAS 142 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of July 31, 2009 the Company’s implied fair value exceeds the Company’s carrying value of its net assets and therefore no impairment exists as of that date. The Company operates in a highly cyclical industry where sudden and significant changes in customer demand can result in significant increases or decreases in sales revenue.

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

Of the $43.0 million of total goodwill, $14.4 million at July 31, 2009 and 2008 represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. In connection with the merger with Credence, the Company has recorded approximately $28.6 million of goodwill in its consolidated balance sheet at July 31, 2009. This amount represents the excess purchase price over the fair value of the net tangible and intangible assets acquired at August 29, 2008. Through January 31, 2009, the Company had concluded and conducted its impairment reviews based on two distinct reporting units under SFAS No. 142, Credence and LTX. The determination of the number of reporting units (two) as of January 31, 2009 was based on the following:

•	The merger with Credence was completed on August 29, 2008. Two separate accounting books and records were maintained for the quarters ended October 31, 2008 and January 31, 2009.

•	The Company was able to calculate and determine two separate cash flows for each entity, for the quarter ended October 31, 2008 and January 31, 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

The Company and its chief operating decision maker used and had access to two separate accounting books and records during the quarters ended October 31, 2008 and January 31, 2009, although strategic business decisions were made based on the overall financial performance of the combined company as management executed its integration plan.

As planned, the Company has continued to integrate all operational and financial reporting functions and systems of both companies. During the quarter ended April 30, 2009, the Company’s financial accounting systems and organizational structure were fully integrated and discrete financial information and cash flows were no longer available. Accordingly, as of April 30, 2009 and as discussed further in Note 9, the Company operates as one operating segment and, accordingly, all impairment reviews are now performed on a single reporting unit basis.

As of July 31, 2009, pursuant to LTX-Credence’s accounting policy, the Company, consistent with its conclusions as of April 30, 2009, January 31, 2009 and October 31, 2008, determined that certain circumstances, primarily related to a significant decline in our stock price, product roadmap decisions, and lower than expected revenues constituted a triggering event which suggested that the carrying amount of goodwill may not be recoverable. Accordingly, the Company performed an impairment test of the carrying value of goodwill as of July 31, 2009, although the Company would have conducted an annual impairment test as of July 31, 2009 regardless of the existence of these triggering events. As a result of this analysis, the Company concluded that goodwill was not impaired at July 31, 2009 because the Company’s implied fair value exceeded the carrying value of its net assets as of July 31, 2009. For the quarters ended October 31, 2008 and July 31, 2009, the Company used the assistance of an independent third party valuation firm to complete the October 31, 2008 and July 31, 2009 impairment reviews. The Company considered three approaches to determine the fair value and concluded that the most appropriate and therefore the primary approach to determine fair value is the income approach., Under the income approach, value is determined by discounting future net earnings to their present value at a discount rate that reflects both current return requirements of the market and the risks inherent with the specific investment.

The estimates of future operating results and cash flows were principally derived from the Company’s long-term financial forecast. This long-term financial forecast represents the best estimate that the Company has available and the Company believes that its underlying assumptions are reasonable based primarily on current product performance and long-term industry expectations. The underlying assumptions contemplate revenue to continue at the current levels in the near term with some improvement in economic conditions that will drive industry growth and increased revenues in subsequent years of the analysis. Cost structures are consistent with the Company’s merger integration plan. However, actual performance in the near and longer-term could be materially different from these forecasts, which could impact future estimates of fair value and may result in the impairment of the carrying amount of goodwill. This could be caused by events such as, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

For purposes of the discounted cash flow analysis, the Company assumed a cash flow period of 10 years, terminal value based upon a terminal growth rate of 2 percent and an estimated discount rate of 19 percent, which is based on our weighted average cost of capital, adjusted for the risks associated with achieving the revenue plan and market penetration. A variance in these assumptions could have a significant impact on the assessment as to whether goodwill may or may not be impaired. Accordingly, the Company will continue to perform this analysis until indicators of impairment are no longer present.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the goodwill impairment review, the Company determined its market capitalization was lower than both the Company’s stockholders’ equity and the estimate of the Company’s enterprise value based on discounted future cash flows as of the periods ended October 31, 2008, January 31, 2009, April 30, 2009 and July 31, 2009. The Company believes that the difference between the estimated enterprise value and the market capitalization could be a result of:

•	investors’ concerns about the Company’s ability to successfully integrate LTX and Credence and gain the synergy cost savings as forecasted by management.

•	the size and resources of LTX-Credence relative to its major competitors, Teradyne, Inc., Verigy LTD and Advantest Corporation.

•	declining revenues and the uncertainty around industry projections going forward.

•	lack of institutional investor activity due to restrictions on investments with stock prices below prescribed levels.

•	increased operating losses and cash consumption during the year ended July 31, 2009.

The following is a summary of activity for the Company’s goodwill for the year ended July 31, 2009 and July 31, 2008:

Goodwill Activity	July 31, 2009	July 31, 2008
	(in thousands)
Balance at beginning of period	$14,368	$14,762
Acquisition of Credence	29,113	—
Resolution of uncertain tax position	(451)	(394)

Total	$43,030	$14,368

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of July 31, 2009
Description	Estimated Useful Life (in years)	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	1,860	940
Key customer relationships	3.0	8,500	5,368	3,132
Developed technology—ASL	6.0	16,000	5,226	10,774
Developed technology—Diamond	9.0	9,400	3,213	6,187
Maintenance agreements	7.0	1,900	—	1,900

Total intangible assets		$38,900	$15,967	$22,933

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 5.4 years.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
2010	$10,655
2011	5,961
2012	3,163
2013	1,583
2014	769
Thereafter	802

Total	$22,933

Recent Accounting Pronouncements

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168), which is effective for interim and annual fiscal periods ending after September 15, 2009. This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and the codification from this standard will supersede all then-existing non-SEC accounting and reporting standards to become the sole source of authoritative U.S. GAAP. The Company expects to adopt the provisions of this standard in its first quarter of fiscal 2010 and does not expect the adoption of this standard to have any financial effect on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the fourth quarter of 2009, and its application had no impact on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued on October 14, 2009.

In April 2009, the FASB issued three staff positions related to the fair value and other than temporary impairments of invested assets. Staff Position No. FAS 115 -2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which is effective for interim and annual reporting periods ending after March 15, 2009 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This staff position is effective for interim and annual reporting periods ending after June 15, 2009. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. This staff position is also effective for interim and annual reporting periods ending after June 15, 2009. The Company incorporated the provisions of these staff positions in the disclosures included in Notes 2 and 12 of the accompanying consolidated financial statements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share using the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by the Company in the first quarter of 2010. The Company is currently evaluating the potential impact that the adoption of FSP EITF 03-6-1 will have on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No.142-3 (FSP No. 142-3), “Determination of the Useful Life of Intangible Assets”. This FSP amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets”, about estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, the FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. The Company is currently evaluating the potential impact that the adoption of FSP No. 142-3 will have on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, these Staff Positions allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis and amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. The Company is currently evaluating the potential impact that the adoption of FSP No. FAS 157-1 and FSP FAS 157-2 will have on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“Statement 141(R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, would have to be met at the acquisition. While there is no expected impact to the Company’s consolidated financial statements on the accounting for acquisitions completed prior to July 31, 2009, the adoption of SFAS 141(R) on August 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

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

The estimated aggregate purchase price of approximately $129.3 million includes 63.0 million shares of LTX common stock at an estimated fair value of $117.7 million; approximately 4.0 million of fully vested stock options granted to Credence employees in exchange for their vested Credence stock options, with an estimated fair value of approximately $1.5 million; and approximately $10.1 million of direct acquisition costs and other consideration. There are no potential contingent consideration arrangements payable to the former Credence shareholders in connection with this transaction.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the purchase price for Credence:

	(in thousands, except exchange ratio and price per share)
Number of Credence shares acquired	102,824
Multiplied by the exchange ratio	0.6129

Number of shares of LTX common stock issued to the holders of Credence common stock	63,021
Multiplied by the price per share of LTX common stock	$1.87	$117,723

Fair value of outstanding Credence stock options and restricted stock exchanged for LTX stock options and restricted stock (options calculated using the Company’s option pricing model)		1,508
Transaction costs		6,229
Other consideration		3,859

Purchase price		$129,319

The above purchase price has been allocated based on the fair value of net assets acquired as follows:

Allocation of purchase consideration

(in thousands)
Cash and cash equivalents, net of acquisition costs	$131,666
Working capital as of August 29, 2008, net of cash and cash equivalents acquired	5,840
Identifiable intangible assets	38,900
Goodwill	29,113
In-process research and development	6,300
Property and equipment	28,501
Other long-term assets	20,732
Convertible Senior Subordinated Notes due 2010	(114,896)
Other long-term liabilities	(16,837)

Purchase price	$129,319

Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Credence has been allocated to assets acquired and liabilities assumed based on their estimated fair values. The Company has then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in process research and development, based upon a detailed valuation that uses information and assumptions provided by management, as further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets

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

Acquired In-Process Research and Development

As part of the purchase price allocation for Credence, approximately $6.3 million of the purchase price has been allocated to acquired in-process research and development projects primarily related to Credence’s ASL and Diamond tester product lines. The amount allocated to acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was a detailed review of the development status of each project including factors such as costs incurred/remaining, technological risks achieved/remaining, and incompleteness.

The fair value assigned to acquired in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the acquired in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such projects were based on the Company’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations and the implied rate of return from the transaction model plus a risk premium. Due to the nature of the forecasts and the risks associated with the developmental projects, appropriate risk-adjusted discount rates were used for the in-process research and development projects. The discount rates are based on the stage of completion and uncertainties surrounding the successful development of the purchased in-process technology projects.

In accordance with SFAS No. 141, the Company recorded a charge upon the consummation of the merger for the full amount of the acquired in-process research and development.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of LTX and Credence as if the merger had occurred at the beginning of each period presented, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Year Ended July 31,
	2009	2008
Net sales	$149,664	$426,623
Net loss	$(161,181)	$(136,770)
Net loss per share—basic and diluted	$(1.32)	$(1.09)

The pro forma net loss for the year ended July 31, 2009 includes $54.2 million of charges related to Credence for excess and obsolescence inventory provisions, property and equipment impairment, amortization of acquired intangible assets and restructuring, all of which were incurred after August 29, 2008. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the merger with Credence occurred at the beginning of the periods presented.

4. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at July 31, 2009 and July 31, 2008:

	(in thousands)
	2009	2008
Accrued compensation	$11,828	$4,636
Accrued vendor liability	8,036	—
Accrued income and local taxes	2,067	2,249
Warranty reserve	3,496	908
Accrued restructuring	4,342	915
Accrued interest	760	58
Accrued professional fees	1,647	3,213
Other accrued expenses	9,651	2,102

Total accrued expenses	$41,827	$14,081

5. LONG TERM DEBT

Long-term debt consists of the following:

	July 31, 2009	July 31, 2008
	(in thousands)
Bank Term Loan	$12,200	$17,900
Borrowings on Revolving Line of Credit	39,400	—
Convertible Senior Subordinated Notes due 2010	1,520	—
Convertible Senior Subordinated Notes due 2011	32,610	—

Total debt	85,730	17,900
Less: current portion	(53,120)	(5,700)

Total long-term debt	$32,610	$12,200

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan and Borrowings on Secured Revolving Credit Facility

On February 25, 2009, the Company entered into a modification of its existing loan agreement with Silicon Valley Bank (SVB) to provide for a two year revolving line of credit agreement (the “First Loan Modification Agreement”). The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of up to a maximum of $40.0 million. Any amounts outstanding under the revolving credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. The Company’s debt obligations under the credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the agreement).

The credit facility contains negative covenants applicable to LTX-Credence and its subsidiaries, including a financial covenant requiring us to maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan and revolving line of credit plus $7 million at all times, and plus $20 million at the end of any fiscal quarter. The credit facility also contains restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

The Company determined that the effect of the change in the interest rate on the term loan per the First Loan Modification Agreement was not significant and therefore was accounted for as a debt modification in accordance with the provisions of EITF 96-19, “Debtor’s Accounting for Modification or Exchange of Debt Instruments” (“EITF 96-19”). In addition, the Company capitalized approximately $0.4 million of legal and other third-party fees and will recognize the costs over the two year holding period, in accordance with the provisions of EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”.

As of July 31, 2009, the Company has drawn down $39.4 million under the secured revolving credit facility. Because of the minimum level of liquidity required per the financial covenant noted above, the Company has classified $51.6 million of bank debt as a current liability on our consolidated balance sheet. The $51.6 million represents the balances at July 31, 2009 of the bank term loan of $12.2 million and $39.4 million in borrowings under the revolving credit facility.

During the quarter ended April 30, 2009, the Company entered into two additional loan modifications (the “Second Loan Modification Agreement” and the “Third Loan Modification Agreement”) with SVB. The nature of these modifications related to administrative changes made to the loan agreement for certain definitions and distribution clauses, in response to the exchange transactions further discussed below and had no accounting implications.

On August 5, 2009, the Company and SVB entered into a fourth loan modification agreement (the “Fourth Loan Modification Agreement”) with respect to the loan and security agreement, dated as of December 7, 2006, between the Company and SVB, as amended (the “Loan Agreement”). The Fourth Loan Modification modifies the terms of a liquidity covenant contained in the Loan Agreement and provides for adjustments in the amount of the revolving line of credit based on the level of Quick Assets (as defined in the Loan Agreement). In connection with the Fourth Loan Modification Agreement the Company has repaid in full all principal and interest on its outstanding Term Loan with SVB. The outstanding principal on the term loan at July 31, 2009 was $12.2 million.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Notes

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the year ended July 31, 2009, the Company repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for a net cash consideration of $76.3 million. The Company has accounted for the repurchase of the Notes as an extinguishment of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125” and has recorded a net gain on extinguishment of debt of $2.4 million in the year ended July 31, 2009.

In March 2009, the Company entered into an exchange transaction with a noteholder to exchange $15.5 million of Notes with $10.3 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $4.1 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer described in the “Exchange Offer” section below. The Company concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of EITF 96-19. Accordingly, the net gain of $1.3 million on this exchange transaction was deferred and is being amortized over the remaining holding period of the New Notes. For the year ended July 31, 2009, the Company has recorded $0.2 million of this gain in the statement of operations.

In May 2009, we entered into an exchange transaction with a noteholder to exchange $31.8 million of Notes with $23.6 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $6.5 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer described in the “Exchange Offer” section below. The Company concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of EITF 96-19. Accordingly, the net gain of $1.1 million on this exchange transaction was deferred and is being amortized over the remaining holding period of the New Notes. For the year ended July 31, 2009, the Company has recorded $0.1 million of this gain in its statement of operations.

Exchange Offer

On May 26, 2009, the Company settled the offer to exchange (the “Exchange Offer”) any and all of the outstanding 3.5% Convertible Senior Subordinated Notes due May 15, 2010 (the “Old Notes”) for the new 3.5% Convertible Senior Subordinated Notes due May 15, 2011 (the “New Notes”) and certain cash consideration, all upon the terms and subject to the conditions described in the Offering Circular, dated April 22, 2009 (the “Offering Circular”), and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). The Company accepted for exchange pursuant to the Exchange Offer approximately $31.8 million in aggregate principal amount of the Old Notes (the “Accepted Notes”) from the holders thereof (the “Holders”). Accordingly, immediately following settlement of the Exchange Offer, and as of July 31, 2009, approximately $1.5 million in aggregate principal amount of the Old Notes was outstanding.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Following a designated event generally defined as a change of control or some other termination of trading of the Company’s listed shares, the Company must offer to repurchase all of the New Notes then outstanding at a repurchase price in cash equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of payment and a premium equal to 7.5% of such principal.

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

Covenants

As of July 31, 2009, the Company was in compliance with all underlying covenants associated with its various debt obligations, including maintaining approximately $86.7 million in cash and cash equivalents in accounts with SVB to meet the minimum level of liquidity covenant as modified by The Fourth Loan Modification.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES

The components of net loss before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Fiscal Year Ended July 31,
	2009	2008	2007
Loss before income taxes
U.S.	$(138,915)	$(12,711)	$(8,119)
Foreign	2,346	9,020	(2,547)

Total loss before income taxes	$(136,569)	$(3,691)	$(10,666)

Provision (benefit) for income taxes:
Current:
Federal	$—	$(49)	$—
State	124	—	—
Foreign	637	(3,042)	—

Total Current	$761	$(3,091)	$—

Deferred
Federal	—	—	—
State	—	—	—
Foreign	2	—	—

Total Deferred	2	—	—

Total provision (benefit) for income taxes	$763	$(3,091)	$—

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended July 31,
	2009	2008	2007
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance/utilization of net operating loss carryforwards	(34.1)	(94.2)	(54.8)
Tax credits	—	44.9	19.8
Change in FIN 48 reserve	(0.1)	97.9	—
Acquisition related	(1.5)	—	—
Other	0.1	—	—

Effective tax rate	(0.6)%	83.6%	0.0%

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The temporary differences and carry forwards that created the deferred tax assets as of July 31, 2009, and 2008 are as follows:

	As of July 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$378,652	$157,390
Capital loss carryforwards	2,155	—
Tax credits	88,474	49,221
Inventory valuation reserves	52,010	14,075
Deferred revenue	422	—
Fixed assets	6,663	7,043
Other	33,754	3,324

Total deferred tax assets	562,130	231,053
Valuation allowance	(550,661)	(231,053)

Net deferred tax assets	$11,469	$—

Deferred tax liabilities:
Intangibles	$(6,810)	$—
Prepaid expenses	(1,133)	—
Spares	(1,782)	—
Other	(1,742)	—

Total deferred tax liabilities	(11,467)	—

Net deferred tax assets	$2	$—

Cumulative unremitted foreign earnings that are considered to be predominantly invested outside of the U.S. and on which no U.S. taxes have been provided are approximately $33.0 million as of July 31, 2009. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be nominal.

Compliance with SFAS No. 109 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. Because of the cumulative loss position of the Company and the uncertainty of the time of profitability in future periods, the Company determined that a valuation allowance against the significant majority of its net deferred tax assets as the Company determined it would be more likely than not unable to realize its deferred tax assets. The valuation allowance totaled $550.7 million and $231.1 million as of July 31, 2009 and 2008, respectively, an increase of $319.6 million. The significant increase in the Company’s valuation allowance compared to the prior year was primarily due to the merger with Credence Systems Corporation, which also had a valuation allowance against its net deferred tax assets.

As of July 31, 2009, the Company had federal net operating loss carryforwards of $1.067 billion, which expire from 2017 to 2029, federal tax credit carryforwards, including R&D and foreign tax credits, of $63.7 million which expire from 2011 to 2028, state net operating loss carryforwards of $441.9 million, which expire from 2010 to 2029, and state tax credits and carryforwards of $38.1 million, of which the majority have an indefinite credit carryforward period. The remaining state tax credit carryforwards begin expiring in 2009 to 2026. The Company also has foreign net operating loss carryforwards of approximately $1.3 million in France and approximately $1.7 million in Japan.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the merger with Credence Systems Corporation on August 29, 2008, a greater than 50% cumulative ownership change in both entities has triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use the operating and acquired net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million, which based on the currently enacted federal carryforward period limits the amount of net operating losses able to be used to approximately $200.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertain Tax Positions” (“FIN 48”) on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. There were no adjustments to the Company’s accumulated deficit as a result of the implementation of FIN 48. A summary of the Company’s adjustments to its uncertain tax positions in the current year is as follows (in thousands):

	2009	2008
Balance at beginning of year	$780	$4,003
Increase/ (decrease) for tax positions related to the current year	315	102
Increase/ (decrease) for tax positions related to prior years	13,706	—
Decreases for settlements with applicable taxing authorities	—	(321)
Decreases for lapses of statutes of limitations	(1,083)	(3,004)

Balance at end of year	$13,718	$780

As of July 31, 2009, the Company’s unrecognized tax benefits were $13.7 million, of which $4.5 million, if recognized, would impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has accrued a total of $1.1 million and $0.2 million for the potential payment of interest and penalties at July 31, 2009 and July 31, 2008, respectively. The Company does not anticipate the amount of the reserve for uncertain tax positions that will be reduced over the next 12 month period to be material as the Company settles disputed items with the appropriate taxing authorities.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions, which are subject to potential examination by tax authorities. With few exceptions, the Company’s 1997 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss carryforwards. International jurisdictions, including Germany, France, and Singapore, generally remain open for 2003 and subsequent periods.

Net cash received for income taxes during the year ended July 31, 2009 was approximately $0.7 million. For the years ended July 31, 2008 and 2007, the amounts paid or received were not significant.

7. STOCKHOLDERS’ EQUITY

Rights Agreement

The Company had a Rights Agreement, which expired in April 2009, whereby each common stock shareholder has one common share purchase right for each share of common stock held. The rights became exercisable only if a person or group acquired 15% or more of the Company’s common stock or announced a

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tender offer that would result in ownership of 15% or more of the common stock. Initially, each right entitled a stockholder to buy one share of common stock of the Company at a purchase price of $45.00 per share, subject to significant adjustment depending on the occurrence thereafter of certain events. Before any person or group has acquired 15% or more of the common stock of the Company, the rights were redeemable by the Board of Directors at $0.001 per right. The rights expired on April 30, 2009.

Reserved Unissued Shares

At July 31, 2009, the Company had reserved 19,601,891 unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan. At July 31, 2009, the Company had reserved 2,523,107 shares of its common stock for issuance relating to the Company’s 3.5% Convertible Subordinated Notes.

8. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s Stock Option Plans, at July 31, 2009, 1,635,419 shares were subject to future grant under the 2004 Plan and 5,783,756 shares were subject to future grants under the 2005 Plan. No shares were available for future grant under any of the other Company Stock Option Plans. The Company’s general practice has been to issue new shares upon the exercise of options.

Stock Option Activity

	2009		2008		2007
	Number of Shares (1)	Weighted Average Exercise Price	Number of Shares (1)	Weighted Average Exercise Price	Number of Shares (1)	Weighted Average Exercise Price
Options outstanding, beginning of year	7,990,708	$10.17	8,205,197	$9.17	8,534,284	$9.17
Credence options converted upon merger	6,652,747	12.27	—	—	—	—
Granted	—	—	—	—	—	—
Exercised	—	—	(17,648)	1.50	(144,350)	5.05
Forfeited	(6,474,172)	12.54	(196,841)	8.52	(184,737)	7.84

Options outstanding, end of year	8,169,283	10.00	7,990,708	10.17	8,205,197	9.27

Options exercisable	7,527,210	10.64	7,742,717	10.33	7,687,983	10.45

Weighted average fair value of options granted during year		$0.00		$0.00		$0.00

(1)	Does not include 1,364 shares for employee stock purchase plan in 2009, 220,632 in 2008, and 500,512 shares in 2007.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2009, the status of the Company’s outstanding and exercisable options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$ 0.01 – 4.63	1,494,457	7.65	$2.78	940,982	$3.24
4.64 – 9.25	2,573,119	4.77	6.23	2,486,832	6.26
9.26 – 13.88	3,057,347	2.58	12.71	3,057,106	12.71
13.89 – 18.50	628,746	1.97	15.44	626,676	15.44
18.51 – 23.13	253,355	1.73	21.09	253,355	21.09
23.14 – 27.75	43,376	2.45	26.26	43,376	26.26
27.76 – 37.00	45,473	2.34	33.34	45,473	33.34
41.64 – 46.25	12,000	0.60	46.25	12,000	46.25
46.26 – 107.28	61,410	0.94	71.45	61,410	71.45

	8,169,283	4.11	$10.00	7,527,210	$10.64

RSU Activity

During the fiscal year ended July 31, 2007, the Company granted 1,062,300 RSUs to certain executives, directors and employees, with time-based vesting terms ranging form three to four years. Of these, 721,000 were tied to certain profit milestones for executives. During October and December 2008, the vesting requirements of 608,000 of these RSUs was changed to time-based in connection with the waivers of change in control employment agreements by certain executives. There was no incremental value to these awards as a result of the modification, and the remaining expense associated with these awards will be recognized on a straight-line basis over the remaining requisite service period. The remainder of the awards have been forfeited as of July 31, 2009.

During the fiscal year ended July 31, 2008, the Company granted 1,058,000 RSUs to certain executives, directors and employees, with time-based vesting terms ranging from three to four years. Of these, 645,000 RSUs were granted to executives.

During the fiscal year ended July 31, 2009, the Company granted 2,786,000 RSUs to certain executives, directors and employees with time-based vesting terms ranging from one to four years. Of these, 1,545,000 RSUs were granted to executives.

As of July 31, 2009, the status of the Company’s outstanding RSUs is as follows:

	2009		2008		2007
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of year	2,312,466	$4.29	1,527,335	$4.77	759,900	$4.50
Credence RSUs converted upon merger	1,023,542	1.87	—	—	—	—
Granted	2,786,000	0.76	1,058,000	3.77	1,062,300	4.91
Vested	(2,052,348)	3.10	(242,369)	4.60	(154,915)	4.51
Forfeited	(35,750)	4.09	(30,500)	4.53	(139,950)	4.67

RSUs outstanding, end of year	4,033,910	$1.85	2,312,466	$4.29	1,527,335	$4.77

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSA Activity

As part of the merger with Credence, the Company assumed 189,768 shares of restricted stock with a weighted average grant date fair value of $6.78. During the year ended July 31, 2009, 148,830 shares with a weighted average grant date fair value of $6.94 vested, and the remaining 40,938 shares (with a weighted average grant date fair value of $6.18) were cancelled. As of July 31, 2009 there were no restricted stock awards outstanding.

Employees’ Stock Purchase Plan

The Company instituted an employee stock purchase plan in 1993 (“1993 ESPP”). Under the 1993 ESPP, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the lower of the fair market value of LTX’s common stock on the first business day or the last business day of a six-month offering period. The 1993 ESPP limits the number of shares that can be issued over the term of the plan to 3,000,000 shares. In December 2003, the 1993 ESPP expired and at the annual meeting on December 10, 2003 the shareholders approved a new employee stock purchase plan (“2004 ESPP”). The 2004 ESPP provides the same provisions as the 1993 ESPP and allows for the issuance of 1,200,000 shares of common stock to eligible employees. In September 2005, the Company amended the 2004 ESPP to provide that the price paid for the common stock is equal to 85% of the fair market value of LTX’s common stock on the last business day of a six month offering period. On July 31, 2009, the Company amended the 2004 ESPP to provide for an additional 1,200,000 shares of common stock that may be issued to eligible employees. In fiscal years 2009, 2008, and 2007 shares issued under these employee stock purchase plans were 219,268, 279,880, and 139,261, respectively.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, wherein a percentage of pretax profits are distributed quarterly to all non-executive employees. Under the Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $0.0 million, $0.1 million, and $0.2 million, for fiscal years 2009, 2008, and 2007, respectively.

The Company has an Executive Profit Sharing Plan based on certain profitability milestones. Employees included in this plan are excluded from the Profit Sharing Bonus Plan. The Company had no executive profit sharing expense in the fiscal years ended July 31, 2009, 2008 and 2007.

The Company has a 401(k) Growth and Investment Program (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches 50% of employees’ first 6% of voluntary contributions. Company contributions vest at a rate of 20% per year. The Company recorded related expense of $1.1 million and $0.8 million for the fiscal years ended July 31, 2009 and July 31, 2008, respectively.

The Company also has a one-time integration bonus plan as a special incentive for the executive officers tied to key success elements of the Merger. The target bonus under the plan is 100% of base salary for the Chief Executive Officer and Chief Financial Officer and 50% of base salary for the other executive officers. The bonus is calculated by reference to assigned revenue targets (40% of bonus), synergy targets (40% of bonus) and individual objectives (20% of bonus). For the year ending July 31, 2009, the Company recorded $4.2 million of expense associated with this plan, of which $4.2 million is included in accrued expenses as of July 31, 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended July 31, 2009, the Company liquidated a former subsidiary which had a defined benefit pension plan. The plan liability was assumed by that country’s pension regulation board and as a result, the Company has no further obligation under this plan. The Company recorded a non-cash gain of $2.9 million as a result of the liquidation of the pension plan.

9. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

As a result of the Credence merger, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company determined that it continues to operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. Immediately subsequent to the completion of the merger, the Company and its chief operating decision maker had access to discrete financial information for two operating segments, LTX and Credence. Prior to July 31, 2009, the Company completed its merger integration activities and as a result, the Company’s financial accounting systems and organizational structure were fully integrated and discrete financial information and cash flows are no longer available as of July 31, 2009. Accordingly, as of July 31, 2009, the Company operates as one operating segment.

In fiscal year 2009, Spirox and AMD accounted for 14% and 10% of our net sales, respectively. In fiscal years 2009, 2008 and 2007, Texas Instruments accounted for 10%, 30% and 38%, respectively, of our net sales. In fiscal 2008, ST Microelectronics accounted for 11% of our net sales. Sales to the top ten customers were 69%, 78%, and 79%, of net sales in fiscal 2009, 2008, and 2007, respectively. Accounts receivable from the top ten customers was $18.9 million as of July 31, 2009.

The Company’s operations by geographic segment for the three years ended July 31, 2009 are summarized as follows:

	Year Ended July 31,
	2009	2008	2007
	(in thousands)
Sales to unaffiliated customers:
United States	$48,971	$52,707	$48,830
Taiwan	28,655	7,744	5,496
Japan	2,070	6,574	5,241
Singapore	12,314	22,850	15,598
Philippines	15,324	11,928	37,584
All other countries	30,044	34,022	34,890

Total sales to unaffiliated customers	$137,378	$135,825	$147,639

	As of July 31,
	2009	2008	2007
	(in thousands)
Long-lived assets
United States	$34,445	$23,397	$29,119
Taiwan	10	45	65
Japan	203	158	232
Singapore	1,837	1,717	1,845
All other countries	1,806	1,896	1,222

Total long-lived assets	$38,301	$27,213	$32,483

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

10. COMMITMENTS AND CONTINGENT LIABILITIES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2009 or July 31, 2008.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of July 31, 2009 or July 31, 2008.

As of July 31, 2009, the Company has approximately $8.0 million of non-cancelable inventory commitments with outsource suppliers. The Company expects to consume this inventory through normal operating activity over the next three to six months.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2017. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for two (2) additional five (5) year periods provided that the Company notifies its landlord at least four hundred twenty-five (425) days prior to expiration of the original term. Minimum lease payments under non-cancelable leases at July 31, 2009, are as follows:

Year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2010	$5,235	$337	$5,572
2011	5,055	107	5,162
2012	4,571	17	4,588
2013	4,244	1	4,245
2014	4,215	—	4,215
Thereafter	12,533	—	12,533

Total minimum lease payments	$35,853	$462	$36,315

Total rent expense for fiscal 2009, 2008, and 2007 was $6.7 million, $2.4 million, and $3.1 million, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTRUCTURING

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

Additionally, the Company recorded as part of its purchase accounting a liability of approximately $13.0 million in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”) primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, the Company recorded a charge to operations for a liability of approximately $2.9 million for legacy LTX employees related to the merger with Credence and other post-employment obligations. The Company’s plan was finalized within one year of the date of the merger and all adjustments to severance and/or retention costs directly related to the Credence restructuring were recorded as an adjustment to goodwill. On January 20, 2009, the Company announced additional restructuring actions that resulted in a total charge of $9.0 million. Also in the three months ended January 31, 2009, the Company recorded a charge of $5.7 million related to costs associated with vacating several facilities that are no longer being utilized. On April 23, 2009, the Company announced additional employee-related restructuring actions that resulted in a total charge of $3.0 million. The following table sets forth the Company’s restructuring accrual activity for the three years ended July 31, 2009 (in millions):

	Severance Costs	Equipment leases	Facility leases	Asset impairment	Total
	(in millions)
Balance July 31, 2006	$2.1	$4.1	$1.8	$—	$8.0
Additions (reductions) to expense	(0.4)	—	—	—	(0.4)
Elimination of deferred gain	—	(1.6)	—	—	(1.6)
Non-cash utilization	(0.4)	—	0.2	—	(0.2)
Cash paid	(0.7)	(1.7)	(1.0)	—	(3.4)

Balance July 31, 2007	0.6	0.8	1.0	—	2.4
Elimination of deferred gain	—	(0.2)	—	—	(0.2)
Cash paid	(0.3)	(0.6)	(0.4)	—	(1.3)

Balance July 31, 2008	0.3	—	0.6	—	0.9
Provided for under EITF 95-3 in connection with the Credence merger	13.0	—	—	—	13.0
Balance acquired from Credence, August 29, 2008	6.0	—	—	—	6.0
Restructuring expense	15.3	—	4.3	1.6	21.2
Elimination of deferred rent and unfavorable lease liability	—	—	2.9	—	2.9
Non-cash utilization	—	—	(0.4)	(1.6)	(2.0)
Cash paid	(31.8)	—	(1.8)	—	(33.6)

Balance July 31, 2009	$2.8	$—	$5.6	$—	$8.4

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. FAIR VALUE MEASUREMENTS

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of July 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$86,489	$86,489	$—	$—
Short-term investments	9,152	7,796	1,356	—
Prepaid expenses and other current assets (1)	561	561	—	—
Other assets	1,449	777	672	—

Total assets	$97,651	$95,623	$2,028	$—

Other accrued expenses (1)	(561)	(561)	—	—

Total liabilities	$(561)	$(561)	$—	$—

(1)	The Company has assets held in a Rabbi Trust, which generally include actively traded mutual funds and money market accounts.

13. QUARTERLY RESULTS OF OPERATIONS (unaudited)

	Year Ended July 31, 2009
	First Quarter (1)	Second Quarter (1)	Third Quarter (1)	Fourth Quarter (1)
	(in thousands, except per share data)
Net sales	$47,133	$30,401	$24,667	$35,177
Gross profit	7,125	1,018	6,993	15,126
Net loss	(45,350)	(54,546)	(27,819)	(9,617)
Net loss per share:
Basic and diluted	$(0.42)	$(0.43)	$(0.22)	$(0.08)

	Year Ended July 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$29,635	$31,022	$39,320	$35,848
Gross profit	14,456	14,828	20,417	18,143
Net income (loss)	(224)	(3,178)	2,172	630
Net income (loss) per share:
Basic and diluted	$0.00	$(0.05)	$0.03	$0.01

(1)	The Net loss for the year ended July 31, 2009 includes the following activity associated with the following infrequent and non-recurring transactions. There are no similar amounts reflected in the Net income (loss) for the year ended July 31, 2008.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Inventory-related provision	$13,682	$5,629	$—	$—
Impairment charges	5,799	—	—	—
Acquired in-process research and development	6,200	—	—	100
Restructuring	3,863	14,667	3,315	(640)
Gain on liquidation of subsidiary	—	—	—	2,387
Gain on extinguishment of debt, net	263	1,954	992	(822)

14. SUBSEQUENT EVENTS

On August 5, 2009, the Company and SVB entered into a fourth loan modification agreement (the “Fourth Loan Modification Agreement”) with respect to the loan and security agreement, dated as of December 7, 2006, between the Company and SVB, as amended (the “Loan Agreement”). The Fourth Loan Modification modifies the terms of a liquidity covenant contained in the Loan Agreement and provides for adjustments in the amount of the revolving line of credit based on the level of Quick Assets (as defined in the Loan Agreement). In connection with the Fourth Loan Modification Agreement the Company has repaid in full all principal and interest on its outstanding Term Loan with SVB. The outstanding principal on the Term Loan at July 31, 2009 was $12.2 million.

The Company also made repayments of $30.0 million in August 2009 on its secured revolving credit facility. As of the date of this report, the balance outstanding on the secured revolving credit facility is $9.9 million.

The Company evaluated subsequent events through October 14, 2009, the date these financial statements were issued and filed on Form 10-K with the SEC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX-Credence Corporation

We have audited the accompanying consolidated balance sheets of LTX-Credence Corporation (the “Company”) as of July 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTX-Credence Corporation at July 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective August 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTX-Credence Corporation’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 14, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of LTX-Credence Corporation

We have audited LTX-Credence Corporation’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTX-Credence Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LTX-Credence Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTX-Credence Corporation as of July 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2009 of LTX-Credence Corporation and our report dated October 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 14, 2009

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”). The 2009 Proxy Statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in the 2009 Proxy Statement is specifically not incorporated herein.

Item 11.	Executive Compensation

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our 2009 Proxy Statement. For this purpose, the Compensation Committee Report included in the 2009 Proxy Statement is specifically not incorporated herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Certain information relating to audit fees and other of LTX-Credence’s independent registered public accounting firm is incorporated by reference herein from our 2009 Proxy Statement. For this purpose, the Audit Committee Report included in the 2009 Proxy Statement is specifically not incorporated herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A) 1.  Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2009, are included in Item 8, herein.

(A) 2. Financial Statement Schedules

Consolidated financial statement Schedule II for the Company is included in Item 15(c). All other schedules for which provision is made in the applicable security regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(A) 3. Exhibits

Certain of the exhibits listed hereunder have previously been filed with the Commission as exhibits to the Company’s Registration Statement No. 2-75470 on Form S-1 filed December 23, 1981, as amended (the 1981 Registration Statement); to the Company’s Registration Statement No. 2-94218 on Form S-1 filed November 8, 1984, as amended (the 1984 Registration Statement); to the Company’s Registration Statement No. 33-35401 on Form S-4 filed June 26, 1990, as amended (the 1990 Registration Statement No. 1); to the Company’s Registration Statement No. 33-39610 on Form S-3 filed June 10, 1991, as amended (the 1991 Registration Statement No. 1); to the Company’s Amendment No. 1 to Registration Statement No. 33-62125 on Form S-3 filed September 11, 1995 (the 1995 Registration Statement No. 1); to the Company’s Registration No. 333-106163 on Form S-8 filed June 16, 2003 (the “2003 S-8”); to the Company’s Registration No. 333-11814 on Form S-8 filed January 9, 2004 (the “2004 S-8”); to the Company’s Registration Statement No. 333-121379 on Form S-8 filed on December 12, 2004 (the “December 2004 S-8”); to the Company’s Form 8A/A filed September 30, 1993 amending the Company’s Registration Statement on Form 8-A filed November 24, 1982 (the 1993 8A/A); to the Company’s Current Reports on Form 8-K filed May 11, 1989 and April 3, 2002; the Company’s Annual Reports on Form 10-K for one of the years ended July 31, 2004, 2003, 2002, 2001, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991, 1990, 1989, 1988, 1987, 1986, 1985, 1984 and 1983; or the Company’s Quarterly Reports on 10-Q for one of the quarters ended October 31, 1997, January 31, 1998, April 30, 1998, January 31, October 31, 1999 and January 31, 2000, April 30, 2001, January 31, 2002, January 31, 2003, January 31, 2004, October 31, 2004, April 30, 2005, October 31, 2005, January 31, 2006, January 31, 2007, and are hereby incorporated by reference. The location of each document so incorporated by reference is noted parenthetically.

(A) Listing of Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 20, 2008, by and among the Registrant, Zoo Merger Corporation and Credence Systems Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

3.1	Articles of Organization, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3, as amended (File No. 033-62125))

3.2	Articles of Amendment to Articles of Organization (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2008)

3.3	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007)

3.4	Articles of Amendment to Articles of Organization dated November 10, 2005 (Incorporated by reference to Exhibit T3A.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2009)

4.1	Rights Agreement, dated as of April 30, 1999, between the Registrant and BankBoston, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 1999)

4.2	Amendment to Rights Agreement, dated as of February 14, 2003, between the Registrant and EquiServe Trust Company, N.A. (as successor Rights Agent to BankBoston, N.A.), as rights agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2003)

4.3	Amendment No. 2 to Rights Agreement, dated as of January 27, 2004, between the Registrant and EquiServe Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 28, 2004)

4.4	Amendment No. 3 to Rights Agreement, dated as of March 7, 2008, between the Registrant and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A.), as rights agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008)

4.5	Amendment No. 4 to Rights Agreement, dated as of June 20, 2008, between the Registrant and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

4.6	Amendment No. 5 to Rights Agreement, dated as of November 21, 2008, by and between LTX-Credence Corporation and Computershare Trust Company, N.A., (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2008)

4.7	Indenture, dated as of August 8, 2001, between the Registrant and State Street Bank & Trust Company, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001)

4.8	Indenture, dated as of December 20, 2006, between Credence Systems Corporation and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Credence System Corporation’s Current Report on Form 8-K filed on December 21, 2006)

4.9	Form of Global 3.5% Convertible Senior Subordinated Note due 2010, issued on December 20, 2006 by Credence Systems Corporation (Incorporated by reference to Exhibit 4.2 to Credence System Corporation’s Current Report on Form 8-K filed on December 21, 2006)

Exhibit No.	Description
4.10	Supplemental Indenture, dated as of August 29, 2008, among the Registrant, Credence Systems Corporation and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2008)

4.11	Second Supplemental Indenture, dated as of January 30, 2009, among LTX-Credence Corporation, Credence Systems Corporation and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on November 21, 2008)

4.12	Indenture, dated as of March 27, 2009, between LTX-Credence Corporation and The Bank of New York Mello Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2009)

4.13	Indenture, dated as of May 22, 2009, between LTX-Credence Corporation and The Bank of New York Mello Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2009)

10.1+	1990 Stock Option Plan (Incorporated by reference to Exhibit 10(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.2+	1999 Stock Plan (Incorporated by reference to Exhibit 10(CC) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

10.3+	STI 2000 Stock Option Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106163))

10.4+	2001 Stock Plan (Incorporated by reference to Exhibit 10(FF) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003)

10.5+	2004 Stock Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.6+	2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-111814))

10.7+	Form of Nonstatutory Stock Agreement for Non-Employee Directors under the 2004 Stock Plan (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.8+	Form of Incentive Stock Option Agreement for Employees under the 2004 Stock Plan (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.9+	Form of Restricted Stock Unit Agreement (performance vested) under the 2004 Stock Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.10+	Form of Restricted Stock Unit Agreement (time vested) under the 2004 Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.11+	Credence Systems Corporation 2005 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Credence System Corporation’s Current Report on Form 8-K filed on April 7, 2008)

10.12+	Deferred Compensation Plan effective as of December 1, 2001 (Incorporated by reference to Exhibit 10(GG) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002)

Exhibit No.	Description
10.13+	LTX 401(k) Adoption Agreement, Retirement Plan and Trust Agreement (Incorporated by reference to Exhibit 10(F) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002)

10.14+	Summary of Executive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.15+	Form of Change of Control Agreement entered into with certain executive officers (Incorporated by reference to Exhibit 10(Y) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.16+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2008)

10.17+	Waiver Letter, dated as of June 20, 2008, by and between the Registrant and David G. Tacelli (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

10.18+	Waiver Letter, dated as of June 20, 2008, by and between the Registrant and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

10.19+	Retention Agreement, dated July 29, 2008, between the Registrant and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2008)

10.20+	Letter Agreement, dated July 29, 2008, between the Registrant and David G. Tacelli (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 29, 2008)

10.21+	Letter Agreement, dated July 29, 2008, between the Registrant and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 29, 2008)

10.22+	Executive Employment Agreement, dated as of June 11, 2008, by and between Credence Systems Corporation and Rance Hale (Incorporated by reference to Exhibit 10.1 to Credence Systems Corporation’s Current Report on Form 8-K filed on June 17, 2008)

10.23+	Executive Employment Agreement, dated as of March 13, 2006, by and between Credence Systems Corporation and Lavi Lev (Incorporated by reference to Exhibit 10.6 to Credence Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 3, 2007)

10.24+	Amendment No. 1 to Executive Employment Agreement, dated as of June 11, 2008, by and between Credence Systems Corporation and Lavi Lev (Incorporated by reference to Exhibit 10.2 to Credence System Corporation’s Current Report on Form 8-K filed on June 17, 2008)

10.25+	Executive Employment Agreement, dated January 1, 2008, by and between Credence Systems Corporation and Kevin C. Eichler (Incorporated by reference to Exhibit 10.1 to Credence System Corporation’s Current Report on Form 8-K filed on January 8, 2008)

10.26+	Amendment No. 1 to Executive Employment Agreement, dated as of June 11, 2008, by and between Credence Systems Corporation and Casey Eichler (Incorporated by reference to Exhibit 10.3 to Credence Systems Corporation’s Current Report on Form 8-K filed on June 17, 2008)

10.27+	Transition Services Agreement, dated June 20, 2008, by and between Lavi Lev and Credence Systems Corporation (Incorporated by reference to Exhibit 10.3 to Credence Systems Corporation’s Current Report on Form 8-K filed on June 23, 2008)

Exhibit No.	Description
10.28+	Transition Services Agreement, dated June 20, 2008, by and between Kevin C. Eichler and Credence Systems Corporation (Incorporated by reference to Exhibit 10.4 to Credence System Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.29	Net Lease, dated December 21, 2005, by and between CFRI/Doherty University Avenue, L.L.C. and the Registrant, dated December 21, 2005 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2005)

10.30	Lease, dated February 27, 2007, between NRFC Milpitas Holdings, LLC and Credence Systems Corporation (Incorporated by reference to Exhibit 10.5 to Credence Systems Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2007)

10.31	Absolutely Net Office Lease, dated January 7, 2008, by and between Credence Systems Corporation and Five Oaks Flex, LLC (Incorporated by reference to Exhibit 10.33 to Credence Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007)

10.32	Absolutely Net Office Lease, dated January 7, 2008, by and between Credence Systems Corporation and Five Oaks Office, LLC (Incorporated by reference to Exhibit 10.34 to Credence Systems Corporation’s Annual Report on Form 10-K for the fiscal year ended November 3, 2007)

10.33	Loan and Security Agreement dated as of December 7, 2006 between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007)

10.34	Form of Credence Systems Corporation Stockholder Voting Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

10.35	Form of LTX Stockholder Voting Agreement (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

10.36+	Summary of Integration Incentive Plan (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 14, 2008

10.37	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 27, 2009)

10.38	Tender Support Agreement, dated as of April 22, 2009, between the Company and Tradewinds Global Investors, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.39	First Loan Modification Agreement, dated as of February 25, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

10.40	Second Loan Modification Agreement, dated as of March 27, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

10.41	Third Loan Modification Agreement, dated as of April 22, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.42+	Amended and Restated LTX-Credence Corporation Employee 2004 Stock Purchase Plan (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2009)

10.43	Fourth Loan Modification Agreement, dated as of August 5, 2009 between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed on August 5, 2009)

Exhibit No.	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

25.1	Statement of Eligibility on Form T-1 under the Trust Indenture Act of 1939, as amended (Incorporated by reference to Exhibit 25.1 to the Registrant’s Current Report on Form T-3 filed on February 13, 2009)

31.1	Rule 13-a-14(a) Certification of David G. Tacelli, CEO

31.2	Rule 13-a-14(a) Certification of Mark J. Gallenberger, CFO

32.1	Section 1350 Certification of CEO and CFO

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Item 15(b).	Exhibits

Exhibit 21—Subsidiaries of Registrant

Subsidiaries of Registrant

Entity Name	Jurisdiction of Organization	% Ownership
LTX International Inc., Domestic International Sales Corporation (DISC)	Delaware	100
LTX (Deutschland) GmBH	Germany	100
LTX France S.A.	France	100
LTX Test Systems Corporation	Delaware	100
LTX (Italia) S.r.	Italy	100
LTX (Foreign Sales Corporation) B.V.	The Netherlands	100
LTX Asia International, Inc.	Delaware	100
LTX Israel Limited	Israel	100
LTX (Malaysia) SDN.BHD	Malaysia	100
LTX LLC	Delaware	100
LTX (Shanghai) Co., Ltd.	China	100
Credence Capital Corporation	California	100
Credence GmbH	Germany	100
Credence International Limited, Inc.	Delaware	100
Wholly owned subsidiary:
Credence Korea Ltd.	South Korea	100
Credence International Ltd.	British Virgin Islands	100
Wholly owned subsidiaries:
Credence Malta Limited	Malta	100
Credence Systems Pte Ltd.	Singapore	100
Credence Systems Ireland Ltd.	Rep. of Ireland	100
NPTest de Costa Rica SA.	Costa Rica	100
NPTest (Philippines) Inc.	Philippines	100
NPTest UK Ltd.	United Kingdom	100
Wholly owned subsidiary:
Credence France SAS	France	100
Credence Systems KK	Japan	100
Credence Systems (M) Sdn BhD	Malaysia	100
Credence Systems (P), Inc.	Philippines	100
Credence Europa Ltd	United Kingdom	100
Wholly owned subsidiaries:
Credence Systems (UK) Limited	United Kingdom	100
Credence Italia Srl	Italy	100
Credence Systems Armenia L.L.C.	Republic of Armenia	100

Item 15(c)

SCHEDULE II

LTX-CREDENCE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2009, 2008 and 2007

(in thousands)

Description	Balance at beginning of period	Charged to expense	Transfers In, Net (3)	Deductions (1)	Balance at end of period
Reserve for sales returns, allowances and doubtful accounts
July 31, 2009	$659	$742	—	$(920)	$481
July 31, 2008	$1,250	$100	—	$(691)	$659
July 31, 2007	$1,303	$0	—	$(53)	$1,250
Reserve for excess and obsolete inventory (2)
July 31, 2009	$35,188	$19,964	$8,581	$(7,120)	$56,613
July 31, 2008	$41,417	$904	—	$(7,133)	$35,188
July 31, 2007	$46,472	$4,874	—	$(9,929)	$41,417

(1)	Represents amounts written off or utilization of reserve.
(2)	Amounts charged to expense include inventory provisions related to product transitions and adverse business conditions of $19.3 million, $0.4 million, and $4.2 million for fiscal years 2009, 2008, and 2007, respectively. Also included in amounts charged to expense and recorded in cost of sales are inventory reserves established relating to product deemed defective or unusable during the normal manufacturing process of $0.7 million, $0.5 million and $0.7 million for the fiscal years 2009, 2008 and 2007, respectively.
(3)	Represents transfers of fully reserved vendor liability obligations and internal capital equipment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX-Credence CORPORATION

By:	/s/ DAVID G. TACELLI
David G. Tacelli
President and Chief Executive Officer

October 14, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	October 13, 2009

/S/ DAVID G. TACELLI David G. Tacelli	President and Chief Executive Officer (Principal Executive Officer)	October 14, 2009

/S/ MARK J. GALLENBERGER Mark J. Gallenberger	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 14, 2009

/S/ DANIEL V. WALLACE Daniel V. Wallace	Vice President, Finance and Corporate Controller, (Principal Accounting Officer)	October 14, 2009

/S/ MARK S. AIN Mark S. Ain	Director	October 12, 2009

/S/ LORI HOLLAND Lori Holland	Director	October 9, 2009

/S/ STEPHEN M. JENNINGS Stephen M. Jennings	Director	October 13, 2009

/S/ ROGER J. MAGGS Roger J. Maggs	Director	October 14, 2009

/S/ BRUCE R. WRIGHT Bruce R. Wright	Director	October 12, 2009

/S/ PING YANG Ping Yang	Director	October 9, 2009