Form 10-Q
period 2009-10-31
LTX-CREDENCE CORP
filed 2009-12-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

(781) 467-1000

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2009
Common Stock, $0.05 par value per share	127,970,958 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2009	July 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,776	$86,488
Marketable securities	1,948	9,152
Accounts receivable—trade, net of allowances of $406 and $481, respectively	24,215	23,578
Accounts receivable—other	1,315	1,374
Inventories	34,624	35,339
Prepaid expenses and other current assets	10,548	12,163

Total current assets	149,426	168,094
Property and equipment, net	35,167	38,301
Intangible assets, net	20,269	22,933
Goodwill	43,030	43,030
Other assets (includes $777 and $777, respectively in restricted cash)	1,726	2,811

Total assets	$249,618	$275,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,881	$53,120
Accounts payable	14,323	18,551
Deferred revenues	6,291	7,373
Other accrued expenses	36,901	41,827

Total current liabilities	98,396	120,871
Long-term debt, less current portion	30,846	32,610
Other long-term liabilities	16,342	16,284
Stockholders’ equity:
Common stock	6,381	6,351
Additional paid-in capital	696,928	695,009
Accumulated other comprehensive income (loss)	(8)	117
Accumulated deficit	(599,267)	(596,073)

Total stockholders’ equity	104,034	105,404

Total liabilities and stockholders’ equity	$249,618	$275,169

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2009	2008
Net product sales	$29,888	$31,244
Net service sales	11,962	15,889

Net sales	41,850	47,133
Cost of sales	21,644	26,326
Inventory-related provision	—	13,682

Gross profit	20,206	7,125
Engineering and product development expenses	11,841	18,559
Selling, general and administrative expenses	8,641	16,290
Impairment charges	—	5,020
Amortization of purchased intangible assets	2,664	2,964
Acquired in-process research and development	—	6,200
Restructuring	423	3,863

Loss from operations	(3,363)	(45,771)
Other income (expense):
Interest expense	(1,215)	(1,039)
Investment income	78	931
Other income	728	839
Gain on extinguishment of debt, net	625	263

Loss before provision for income taxes	(3,147)	(44,777)
Provision for income taxes	47	573

Net loss	$(3,194)	$(45,350)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.42)
Weighted-average common shares used in computing net loss per share:
Basic and Diluted	127,843	106,936
Comprehensive loss:
Net loss	$(3,194)	$(45,350)
Unrealized gain (loss) on marketable securities	125	(280)
Cumulative translation adjustment	—	(668)
Change in pension liability	—	124

Comprehensive loss	$(3,069)	$(46,174)

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,194)	$(45,350)
Add (deduct) non-cash items:
Inventory-related provision	—	13,682
Stock-based compensation	865	1,092
Depreciation and amortization	6,455	9,084
Acquired in-process research and development	—	6,200
Gain on extinguishment of debt, net	(625)	(263)
Impairment charges	—	5,020
Other	223	(8)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(579)	21,350
Inventories	1,758	(10,311)
Prepaid expenses	314	2,784
Other assets	—	239
Accounts payable	(4,457)	682
Accrued expenses	(3,660)	(3,674)
Deferred revenues and customer advances	(1,082)	(1,248)

Net cash used in operating activities	(3,982)	(721)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from merger with Credence Systems Corporation, net of fees paid	—	135,065
Proceeds from sales and maturities of available for sale securities	8,343	5,388
Purchases of available for sale securities	(326)	—
Purchases of property and equipment	(844)	(3,001)

Net cash provided by investing activities	7,173	137,452
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(464)	(388)
Proceeds from borrowings from revolving credit	29,961	—
Repayments of borrowings from revolving credit	(30,000)	—
Payments of term loan	(12,200)	(900)
Payments of convertible senior subordinated notes	(345)	(64,784)

Net cash used in financing activities	(13,048)	(66,072)
Effect of exchange rate changes on cash	145	(1,409)

Net increase (decrease) in cash and cash equivalents	(9,712)	69,250
Cash and cash equivalents at beginning of period	86,488	51,052

Cash and cash equivalents at end of period	$76,776	$120,302

NONCASH INVESTING ACTIVITY:
CREDENCE BUSINESS MERGER
Fair value of tangible assets acquired	$—	$141,355
Fair value of liabilities assumed	—	(233,042)
Fair value of stock issued	—	(117,723)
Fair value of stock options and RSUs exchanged	—	(2,863)
Cost in excess of fair value (Goodwill)	—	29,478
Fair value of acquired identifiable intangible assets	—	38,700
In-process research and development	—	6,200
Less acquisition costs paid	—	2,830

Net cash received from merger with Credence Systems Corporation	$—	$(135,065)

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

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the Nasdaq Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a statutory merger of Credence in which Credence was legally dissolved and merged into the Company with the Company being the surviving corporation. The Company’s consolidated balance sheet as of July 31, 2009 includes Credence’s operating results from August 29, 2008 through July 31, 2009. The results of operations for the quarter ended October 31, 2008 include Credence’s operating results from August 29, 2008 through October 31, 2008.

The Company evaluated subsequent events through December 10, 2009, the date these financial statements were issued and filed on Form 10-Q with the SEC.

Recent Developments and Liquidity

The Company operates in a highly cyclical industry and has and may continue to experience, with relatively short notice, significant fluctuations in demand for its products. This could result in a material effect on its liquidity position. In addition, the Company’s loan arrangement with Silicon Valley Bank (“SVB”) includes a material adverse change clause that could permit the bank to demand current payment of our long term loan in the event a material adverse change occurs under the terms of the loan agreement. The Company has met all financial and contractual agreements with SVB and management believes it has not triggered a materially adverse condition as of October 31, 2009. To mitigate the impact on significant fluctuations in the Company’s business risk, the Company has completed a substantial and lengthy process of converting its manufacturing process to an outsource model. In addition, the Company continues to maintain other cost reduction measures, such as the strict oversight of discretionary travel, a company-wide reduction in base salary of 8% for a one year period ending April 30, 2010, and other variable overhead expenses. The Company believes that these reductions in operating costs have not impaired its ability to fund critical product research and development efforts and allow it to continue to provide its customers with the levels of responsiveness and service they require. As such, the Company believes it can react to a downturn or a significant upturn much faster than in the past.

As of October 31, 2009, the Company has $78.7 million of gross cash less $40.9 million of short term debt obligations or net short term cash available of $37.8 million. The Company believes that its net short-term cash available of approximately $37.8 million, and cash flows expected to be generated by future operating activities will be sufficient to meet its cash requirements over the next twelve months. The Company also believes its access to capital markets for competitively priced instruments may be limited based on current market conditions.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2009. In the opinion of management, these unaudited financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2009 are not necessarily indicative of future trends or the Company’s results of operations for the entire year ending July 31, 2010.

Effective August 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers nonconvertible borrowing rate. The standard also requires retrospective adoption to previously disclosed consolidated financial statements. Since there was no material effect to previously disclosed consolidated financial statements, no amounts have been revised in the unaudited condensed consolidated financial statements to reflect the adoption of this guidance for the three months ended October 31, 2008 or at July 31, 2009. See Note 8 for a discussion of the impact of the implementation of this standard.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles (“ASC 105”) which establishes the ASC as the single source of authoritative U.S. GAAP for non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. As of August 1, 2009, the Company adopted ASC 105, which supersedes all existing non-SEC accounting and reporting standards, and all corresponding changes in the Company’s notes to the unaudited financial statements reflect the adoption of this standard.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation). The Company’s functional currency, including Credence’s foreign subsidiaries, is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month, except for sales, cost of sales and depreciation, which are primarily remeasured at actual rates in effect at the transaction dates. Net realized gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the three months ended October 31, 2009 or October 31, 2008.

Revenue Recognition

The Company recognizes revenue based on guidance provided in SEC Staff Accounting Bulletin No. 104, (“SAB 104”), Revenue Recognition and Topic 605, Revenue Recognition, to the FASB ASC (formerly known as Emerging Issues Task Force (“EITF”) No. 00-21 Revenue Arrangements with Multiple Deliverables). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Topic 985, Software, to the FASB ASC (formerly known as SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed), relating to certain software development costs, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three months ended October 31, 2009 and 2008, respectively.

Income Taxes

Income tax expense relates principally to operating results in foreign entities in jurisdictions primarily in Asia and Europe. The Company recorded an income tax provision of less than $0.1 million for the three months ended October 31, 2009. For the three months ended October 31, 2008, the Company recorded an income tax provision of $0.6 million primarily due to foreign tax on earnings generated in foreign jurisdictions.

As of October 31, 2009 and July 31, 2009, the total liability for unrecognized income tax benefits was $13.7 million and $13.7 million, respectively (of which $4.5 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of October 31, 2009 and October 31, 2008, the Company had accrued approximately $1.0 million and $1.0 million, respectively for potential payment of accrued interest and penalties.

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

As a result of the merger with Credence on August 29, 2008, a greater than 50% cumulative ownership change in both entities has triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use operating and acquired net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses able to be used to approximately $200.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

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

The Company recognizes stock-based compensation on its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation, to the FASB ASC (formerly known as SFAS No. 123R, Share-Based Payment)

(“ASC 718”). Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded expense of approximately $0.9 million and $1.1 million for the three months ended October 31, 2009 and 2008, respectively, in connection with its share-based payments.

During the quarter ended October 31, 2009, the Company granted 2,567,000 RSUs to certain executives and key employees with vesting terms of between three months and four years. Of these, approximately 880,000 were granted to certain executives in lieu of cash as compensation related to a merger integration bonus tied to key success elements of the Merger. These units will vest over one year and the fair value of these awards will be recognized by the Company as a reduction to the bonus accrual and an increase to additional paid-in capital over the same period, with the incremental fair value recognized as stock-based compensation over the remaining requisite service period of one year, as part of operating expenses.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to our customers. The Company offers a one or two year warranty for all of its products, the standard terms and conditions of which are based on the product sold and the customer. For all testers sold, the Company accrues a liability for the estimated cost of standard warranty at the time of tester shipment and defers the portion of product revenue attributed to the fair value of non-standard warranty. Costs for non-standard warranty are expensed as incurred. Factors that impact the warranty liability include the number of installed testers, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts amounts as necessary.

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC (formerly known as FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), for the three months ended October 31, 2009 and 2008:

	Three Months Ended October 31,
Product Warranty Activity	2009	2008
	(in thousands)
Balance at beginning of period	$3,496	$908
Balance assumed from Credence	—	5,519
Warranty expenditures for current period	(1,260)	(1,947)
Changes in liability related to pre-existing warranties	(90)	(9)
Provision for warranty costs in the period	1,403	316

Balance at end of period	$3,549	$4,787

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2009	2008
	(in thousands, except per share data)
Net loss	$(3,194)	$(45,350)
Basic EPS
Basic common shares	127,843	106,936
Basic EPS	$(0.02)	$(0.42)
Diluted EPS
Basic common shares	127,843	106,936
Plus: impact of options and restricted stock units	—	—

Diluted common shares	127,843	106,936
Diluted EPS	$(0.02)	$(0.42)

At October 31, 2009 and 2008, options to purchase 7,939,145 shares and 14,020,013 shares of common stock, respectively, were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 75,000 RSUs at October 31, 2008 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC (formerly known as SFAS No. 128, Earnings Per Share). The calculation of diluted net loss per share as of October 31, 2009 and October 31, 2008 also excludes the impact of conversion features of the Company’s Convertible Senior Subordinated Notes due 2010 and 2011 as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of repurchase agreements and commercial paper. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with the Topic 320, Investments – Debt and Equity Securities, to the FASB ASC (formerly known as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities.

Gross unrealized gains and losses for the three months ended October 31, 2009 and October 31, 2008 were not significant. The realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive loss and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no significant impairment losses recorded in the three months ended October 31, 2009 and October 31, 2008.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2009	July 31, 2009
	(in thousands)
Purchased components and parts	$16,629	$16,811
Units-in-progress	8,281	8,733
Finished units	9,714	9,795

Total inventories	$34,624	$35,339

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2009 and July 31, 2009, inventory is stated net of inventory reserves of $56.5 million and $56.6 million, respectively. There were no material inventory provisions required in the quarter ended October 31, 2009. In the quarter ended October 31, 2008, the Company recorded a provision of $13.7 million, consisting of excess and obsolete inventory as a result of the implementation of the combined Company product roadmap. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company did not have any sales of previously written off inventory for the three months ended October 31, 2009 or for the three months ended October 31, 2008.

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

	(in thousands)
	October 31, 2009	July 31, 2009	Estimated Useful Lives
Equipment spares	$60,238	$64,422	5 or 7
Machinery, equipment and internally manufactured systems	43,515	43,161	3-7
Office furniture and equipment	5,914	5,909	3-7
Leasehold improvements	6,723	6,633	Shorter of 10 years or term of lease
Land	2,524	2,524	—
Purchased software	1,244	1,196	3

Property and equipment, gross	120,158	123,845
Less: accumulated depreciation and amortization	(84,991)	(85,544)

Property and equipment, net	$35,167	$38,301

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC (formerly known as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“ASC 360”), the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value.

In connection with the merger with Credence, during the quarter ended October 31, 2008, the Company developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain long-lived assets related to the ASL3K RF, Diamond D-40, and Sapphire product lines. In light of the economic conditions existing at the time, the Company also recognized a $1.3 million loss on certain long-lived assets for which it did not believe it will recover the cost. Accordingly, the Company recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million.

The Company experienced significant decline in the its stock price and lower than expected revenues for the year ended July 31, 2009, which caused the Company to conduct recoverability tests in accordance with ASC 360, based on undiscounted cash flows of the Company’s long-lived assets which contemplates significant cost-savings. As a result of these tests, the Company determined that subsequent to the quarter ended October 31, 2008, there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. As a result of sustained improvement in the stock price as of October 31, 2009, increased sales, and overall improvement in the industry and the overall economy, there were no indictors that required the Company to conduct a recoverability test as of the quarter ended October 31, 2009.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets) (“ASC 350”), the Company is required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

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

Effective March 1, 2009 the Company successfully integrated the financial reporting of LTX and Credence operations and as a result discrete financial information was no longer available for both LTX and Credence. Accordingly, as of March 1, 2009 the Company evaluates goodwill based on one reporting unit. For the period from August 29, 2008 (merger date) to March 1, 2009, the Company evaluated goodwill based on two reporting units. For all periods presented the Company has concluded it has one reporting unit.

As a result of sustained improvement in the stock price as of October 31, 2009, increased sales, and overall improvement in the industry and the overall economy, there were no indictors that required the Company to conduct an interim recoverability test as of the quarter ended October 31, 2009.

As of October 31, 2008 the Company determined that certain circumstances, primarily related to a significant decline in our stock price, product roadmap decisions, and lower than expected revenues, constituted a triggering event which suggested that the carrying amount of goodwill may not be recoverable. Accordingly, the Company performed an impairment test of the carrying value of goodwill as of October 31, 2008, January 31, 2009, April 30, 2009 and July 31, 2009. As a result of these analyses, the Company concluded that goodwill was not impaired each reporting date because the Company’s implied fair value exceeded the carrying value of its net assets as of October 31, 2008, January 31, 2009, April 30, 2009 and July 31, 2009.

Of the $43.0 million of total goodwill, $14.4 million at October 31, 2009 and July 31, 2009 represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. In connection with the merger with Credence, the Company has recorded approximately $28.6 million of goodwill in its consolidated balance sheet at October 31, 2009 and July 31, 2009. This amount represents the excess purchase price over the fair value of the net tangible and intangible assets acquired at August 29, 2008.

The following is a summary of activity for the Company’s goodwill for the quarter ended October 31, 2009 and 2008:

Goodwill Activity	October 31, 2009	October 31, 2008
	(in thousands)
Balance at beginning of period	$43,030	$14,368
Acquisition of Credence	—	29,478
Resolution of uncertain tax position	—	(452)

Balance at end of period	$43,030	$43,394

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of October 31, 2009
Description	Estimated Useful Life (in years)	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,095	705
Key customer relationships	3.0	8,500	5,901	2,599
Developed technology—ASL	6.0	16,000	6,363	9,637
Developed technology—Diamond	9.0	9,400	3,904	5,496
Maintenance agreements	7.0	1,900	68	1,832

Total intangible assets		$38,900	$18,631	$20,269

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 5.4 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
2010	$7,991
2011	5,961
2012	3,163
2013	1,583
2014	769
Thereafter	802

Total	$20,269

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

In accordance with Topic 805, Business Combinations, to the FASB ASC (formerly known as SFAS No. 141, Business Combinations) (“ASC 805”) and based on the terms of the merger, the Company is the accounting acquirer. This conclusion was based on the facts that LTX board members and senior management control and represent a majority of the board of directors and senior management of the combined company, as well as the terms of the merger consideration, pursuant to which the Credence stockholders received a premium over the fair market value of their shares on the merger completion date. There were no preexisting relationships between the two companies.

The aggregate purchase price of approximately $129.3 million included 63.0 million shares of LTX common stock at an estimated fair value of $117.7 million; approximately 4.0 million of fully vested stock options granted to Credence employees in exchange for their vested Credence stock options, with an estimated fair value of approximately $1.5 million; and approximately $10.1 million of direct acquisition costs. There were no potential contingent consideration arrangements payable to the former Credence shareholders in connection with this transaction.

The Company has measured the fair value of the 63.0 million shares of the Company common stock issued as consideration in connection with the merger under EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination as codified in Topic 805. The Company determined the measurement date to be August 29, 2008, the date the transaction was completed, as the number of shares to be issued according to the exchange ratio was fixed without subsequent revision on that date. The Company valued the securities based on the average market price two days before and after the measurement date. The average stock price was determined to be approximately $1.87.

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

Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Credence has been allocated to assets acquired and liabilities assumed based on their fair values. The Company has then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in process research and development, based upon a detailed valuation that uses information and assumptions provided by management, as further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

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

In estimating the useful life of the acquired assets, the Company considered paragraph 11 of ASC 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company expects to amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as the Company believes this will approximate the pattern in which the economic benefits of the assets will be derived.

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

In accordance with ASC 805, the Company recorded a charge upon the consummation of the merger for the full amount of the acquired in-process research and development.

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of LTX and Credence as if the acquisition had occurred at the beginning of the three months ended October 31, 2008, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

Net revenue	$59,419
Net loss	$(69,199)
Net loss per share—basic and diluted	$(0.55)

The pro forma net loss for the three months ended October 31, 2008 includes $31.7 million of charges related to Credence for excess and obsolescence inventory provisions, property and equipment impairment, acquired in-process research and development, and amortization of acquired intangible assets, all of which was incurred after August 29, 2008. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Credence occurred at August 1, 2008.

4. SEGMENT REPORTING

As a result of the Credence merger, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (formerly known as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) (“ASC 280”). The Company determined that it continues to operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. Immediately subsequent to the completion of the merger, the Company and its chief operating decision maker had access to discrete financial information for two operating segments, LTX and Credence. Prior to October 31, 2009, the Company completed its merger integration activities and as a result, the Company’s financial accounting systems and organizational structure were fully integrated and discrete financial information and cash flows are no longer available as of October 31, 2009. Accordingly, as of October 31, 2009, the Company operates as one operating segment.

The Company’s net sales by geographic area for the three months ended October 31, 2009 and 2008, along with the long-lived assets at October 31, 2009 and July 31, 2009, are summarized as follows:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Net Sales:
United States	$18,837	$24,674
Taiwan	11,088	4,573
Japan	118	520
Singapore	5,255	3,842
Philippines	1,254	7,156
All other countries	5,298	6,368

Total Net Sales	$41,850	$47,133

	October 31, 2009	July 31, 2009
	(in thousands)
Long-Lived Assets:
United States	$31,655	$34,445
Taiwan	10	10
Japan	180	203
Singapore	1,809	1,837
All other countries	1,513	1,806

Total Long-Lived Assets	$35,167	$38,301

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts. Sales to customers in North America are 100% within the United States.

5. RESTRUCTURING

As a result of the Credence merger, the Company assumed previous Credence management approved restructuring plans designed to reduce headcount, consolidate facilities and to align that company’s capacity and infrastructure to anticipated customer demand and transition of its operations for higher utilization of facility space. In connection with these plans, the Company assumed a total liability of approximately $6.0 million. Subsequent to the completion of the Merger, the Company incurred approximately $0.9 million of additional expense related to these actions.

Additionally, the Company recorded as part of its purchase accounting a liability of approximately $13.0 million in accordance with EITF Issue No. 95-3 (codified as part of ASC Topic 805), Recognition of Liabilities in Connection with a Purchase Business Combination primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, the Company recorded a charge to operations in the quarter ending October 31, 2008 for a liability of approximately $2.9 million for legacy LTX employees related to the merger with Credence and other post-employment obligations. The Company’s plan was finalized within one year of the date of the merger and all adjustments to severance and/or retention costs directly related to the Credence restructuring were recorded as an adjustment to goodwill. On January 20, 2009, the Company announced additional restructuring actions that resulted in a total charge of $9.0 million. Also in the three months ended January 31, 2009, the Company recorded a charge of $5.7 million related to costs associated with vacating several facilities that are no longer being utilized. On April 23, 2009, the Company announced additional employee-related restructuring actions that resulted in a total charge of $3.0 million.

In the three months ended October 31, 2009, the Company recorded a charge of approximately $0.4 million related to further merger-integration costs associated with headcount reductions in Europe and due to the downsizing of the Company’s Hillsboro facility. The Company expects further costs associated with the office move to be incurred during the second quarter of fiscal 2010.

The following table sets forth the Company’s reorganization accrual activity for the three months ended October 31, 2009 (in thousands):

	Severance Costs	Facility Leases	Total
Balance July 31, 2009	$2,820	$5,565	$8,385
Additions to expense	423	—	423
Cash paid	(1,560)	(409)	(1,969)

Balance October 31, 2009	$1,683	$5,156	$6,839

The Company has classified approximately $3.0 million of this balance as other accrued expenses on its consolidated balance sheet. The remaining balance of approximately $3.8 million primarily represents the present value of future facility lease payments and is classified as other long-term liabilities since these amounts will not be paid within the next twelve months.

6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid and many of our agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2009.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2009.

As of October 31, 2009, the Company has approximately $6.6 million of non-cancelable inventory commitments with outsource suppliers. The Company expects to consume the inventory through normal operating activity over the next three to six months.

The Company has operating lease commitments for certain facilities and equipment and capital lease commitments for certain equipment. Minimum lease payments under noncancelable leases at October 31, 2009, are as follows:

Lease Commitments:

Year ending July 31,	Amount (in thousands)
2010	$3,612
2011 – 2012	9,665
2013 – 2014	8,460
Thereafter	12,541

Total minimum lease payments	$34,278

7. ACCRUED EXPENSES

Other accrued expenses consisted of the following at October 31, 2009 and July 31, 2009:

	(in thousands)
	October 31, 2009	July 31, 2009
Accrued compensation	$11,240	$11,828
Accrued vendor liability	6,122	8,036
Accrued income and local taxes	2,626	2,067
Warranty reserve	3,549	3,496
Accrued restructuring	3,026	4,342
Accrued interest	628	760
Accrued professional fees	1,169	1,647
Other accrued expenses	8,541	9,651

Total accrued expenses	$36,901	$41,827

8. LONG TERM DEBT

Long-term debt consists of the following:

	October 31, 2009	July 31, 2009
	(in thousands)
Bank Term Loan	$—	$12,200
Borrowings on Revolving Line of Credit	39,361	39,400
Convertible Senior Subordinated Notes due 2010	1,520	1,520
Convertible Senior Subordinated Notes due 2011	30,846	32,610

Total debt	71,727	85,730
Less: current portion	(40,881)	(53,120)

Total long-term debt	$30,846	$32,610

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

The credit facility contains negative covenants applicable to LTX-Credence and its subsidiaries, including a financial covenant requiring the Company to maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan and revolving line of credit plus $7.0 million at all times, and plus $20.0 million at the end of any fiscal quarter. The credit facility also contains restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

The Company determined that the effect of the change in the interest rate on the term loan per the First Loan Modification Agreement was not significant and therefore was accounted for as a debt modification in accordance with the provisions of EITF 96-19, Debtor’s Accounting for Modification or Exchange of Debt Instruments as codified in Topic 470, Debt, to the FASB ASC (“ASC 470”). In addition, the Company capitalized approximately $0.4 million of legal and other third-party fees and will recognize the costs over the two year holding period, in accordance with the provisions of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (also codified in ASC 470).

As of October 31, 2009, the Company has drawn down $39.4 million under the secured revolving credit facility. Because of the minimum level of liquidity required per the financial covenant noted above, the Company has classified the borrowings under the secured revolving credit facility as a current liability on its consolidated balance sheet. During the quarter ended April 30, 2009, the Company entered into two additional loan modifications (the “Second Loan Modification Agreement” and the “Third Loan Modification Agreement”) with SVB. The nature of these modifications related to administrative changes made to the loan agreement for certain definitions and distribution clauses, in response to the exchange transactions further discussed below and had no accounting implications.

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

Convertible Notes

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the year ended July 31, 2009, the Company repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for a net cash consideration of $76.3 million. The Company has accounted for the repurchase of the Notes as an extinguishment of debt in accordance with Topic 860, Transfers and Servicing, to the FASB ASC (formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125) and has recorded a net gain on extinguishment of debt of $0.3 million in the three months ended October 31, 2009 and $2.4 million in the year ended July 31, 2009.

In March 2009, the Company entered into an exchange transaction with a noteholder to exchange $15.5 million of Notes with $10.3 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $4.1 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer described in the “Exchange Offer” section below. The Company concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $1.3 million on this exchange transaction was deferred and is being amortized over the remaining holding period of the New Notes. For the three months ended October 31, 2009, the Company has recorded $0.2 million of this gain in the statement of operations. As of October 31, 2009, $0.9 million of the deferred gain is recorded on the Company’s consolidated balance sheet.

In May 2009, we entered into an exchange transaction with a noteholder to exchange $31.8 million of Notes with $23.6 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $6.5 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer described in the “Exchange Offer” section below. The Company concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $1.1 million on this exchange transaction was deferred and is being amortized over the remaining holding period of the New Notes. For three months ended October 31, 2009, the Company has recorded $0.1 million of this gain in its statement of operations. As of October 31, 2009, $1.0 million of the deferred gain is recorded on the Company’s consolidated balance sheet.

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

On August 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the New Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the New Notes were reassessed and the debt component of the Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of FSP APB 14-1 was not material to all periods presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the New Notes.

The Company also adopted the provisions of EITF 07-1, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, codified into FASB ASC 815, Derivatives and Hedging, which became effective for the Company on August 1, 2009. The Company determined that there was no impact to the Company upon adoption.

For the three months ended October 31, 2009, the Company recorded additional interest expense in its statement of operations of approximately $0.3 million associated with the amortization of the debt discount. The statement of operations and statement of cash flows for the three months ended October 31, 2008 were not impacted by the adoption of the new guidance as the Exchange Offer occurred in May 2009.

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of October 31, 2009 (in thousands):

October 31, 2009
Convertible Senior Subordinated Notes due 2011	$33,308
Less: Unamortized discount	(2,462)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$30,846

The remaining debt discount of $2.5 million as of October 31, 2009 is being amortized over the term of the New Notes, which is approximately 1.5 years.

Covenants

As of October 31, 2009, the Company was in compliance with all underlying covenants associated with its various debt obligations, including maintaining approximately $72.6 million in cash and cash equivalents in accounts with SVB to meet the minimum level of liquidity covenant as modified by The Fourth Loan Modification.

9. FAIR VALUE MEASUREMENTS

The Company determines its fair value measurements for assets and liabilities based upon the provisions of Topic 820, Fair Value Measurements and Disclosures, to FASB ASC (formerly known as SFAS No. 157, Fair Value Measurements).

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of October 31, 2009 and as of July 31, 2009, respectively (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$76,776	$76,776	$—	$—
Short-term investments	1,948	1,948	—	—
Other assets	777	777	—	—

Total Assets	$79,501	$79,501	$—	$—

Long-term Debt	$30,846	$—	$30,846	$—

Total Liabilities	$30,846	$—	$30,846	$—

	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$86,488	$86,488	$—	$—
Short-term investments	9,152	7,796	1,356	—
Prepaid expenses and other current assets (2)	561	561	—	—
Other assets	1,449	777	672	—

Total assets	$97,650	$95,622	$2,028	$—

Other accrued expenses (2)	561	561	—	—

Total liabilities	$561	$561	$—	$—

(1)	The cash and cash equivalents disclosure as of October 31, 2009 and July 31, 2009 includes cash held in operating accounts of approximately $6.5 million and $9.1 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	The Company has assets held in a Rabbi Trust, which generally include actively traded mutual funds and money market accounts.

The carrying value of the Company’s long term debt was estimated using inputs derived principally form market observable data, including current rates offered to the Company for debt of the same or similar maturities. Within the hierarchy of fair value measurement, these are level 2 inputs.

The carrying value of accounts receivable, prepaid and other current and non-current assets, accounts payable and accrue expenses approximate fair value due to their short-term nature.

There were no assets or liabilities related to non-recurring transactions requiring valuation disclosures as of October 31, 2009 or as of July 31, 2009.

10. RECENT ACCOUNTING PRONOUNCEMENTS

Effective August 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under Accounting Standards Codification, or ASC, 805, this update provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the step acquisition model will be eliminated. Additionally, it changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in-purchase accounting at fair value; (4) in-process research and development will be capitalized and either amortized over the life of the product or written off if the project is abandoned or impaired; (5) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (6) restructuring costs generally will be expensed in periods subsequent to the acquisition date.

Since this accounting update is applicable to future acquisitions completed after August 1, 2009 and the Company did not have any business combinations subsequent to August 1, 2009 to date, the adoption of this update did not have an impact on the Company’s consolidated financial statements. This accounting update also amended accounting for uncertainty in income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also follow the provisions of this update. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting will be recognized in current period income tax expense.

Effective August 1, 2009, the Company adopted the applicable sections of an accounting standard update as codified under ASC 820 for nonfinancial assets and liabilities that are measured or recognized at fair value on a non-recurring basis, which were previously deferred. These sections establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. The adoption of the various sections of ASC 820 did not have a material impact on the Company’s consolidated financial statements.

Effective August 1, 2009, the Company adopted an accounting standard update as codified under ASC 815 that requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a Company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and must be applied to all instruments outstanding on the date of adoption. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

Effective July 31, 2009, the Company adopted an accounting standard update as codified under ASC 820-10-65 which provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

Effective July 31, 2009, the Company adopted a new accounting standard update as codified under ASC 825. This update requires disclosures about fair value of financial instruments in interim as well as in annual financial statements and also requires those disclosures in all interim financial statements. The adoption of this standard has resulted in the enhanced disclosure of the fair values attributable to debt instruments within this interim report. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

Effective July 31, 2009, the Company adopted an accounting standard update as codified under ASC 320-10-65, which provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

Effective July 31, 2009, the Company adopted a new accounting standard for subsequent events as codified in ASC 855-10. The update provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption has resulted in enhanced disclosures around subsequent events within this interim report. Since this update primarily addresses disclosure requirements, the adoption of this standard did not impact the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued the following new accounting standard which has not yet been integrated into the Codification, Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166. Accordingly SFAS 166 will remain authoritative until integrated. SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not determined the effect the adoption of SFAS 166 will have on its consolidated financial statements, but the effect will be limited to future transactions.

In August 2009, the FASB issued Update No. 2009-05, which amends ASC 820 to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The update is effective beginning second quarter of 2010 for the Company. The adoption of this update is not expected to impact the Company’s consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. It amends ASC 985-605 such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This update will become effective for the Company for revenue arrangements entered into or materially modified on or after August 1, 2010. Earlier application is permitted. The adoption of this update will not have an impact on the Company’s consolidated financial statements as the Company has concluded the software component of its tangible products is incidental.

In October 2009, the FASB issued ASC update No. 2009-13, to Topic 605, Revenue Recognition. These amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The amendments will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2011, with earlier adoption permitted. The Company believes that the adoption of this new standard may have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

ASC Topic 815, Derivatives and Hedging (“ASC 815”) requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for, and where the effects of derivative instruments and related hedged items are reported within the financial statements. SC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The application of ASC 815 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

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

LTX-Credence Corporation was incorporated in Massachusetts in 1976. Our executive offices are located at 1355 California Circle, Milpitas, California 95035 and our telephone number is 781-467-1000. The terms “LTX-Credence” and the “Company” refer to LTX-Credence Corporation and its wholly owned subsidiaries unless the context otherwise indicates. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the Investor Relations section of the Company’s website at www.ltxc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger of equals (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the NASDAQ Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a statutory merger of Credence with and into the Company with the Company being the surviving corporation. The Company’s results of operations for the three months ended October, 31 2008 include Credence’s operating results from August 29, 2008 through October 31, 2008.

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

A summary of those accounting policies and estimates that we believe to be most critical to fully understand, and evaluate, our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and related disclosures elsewhere in this Form 10-Q.

Revenue Recognition

Our revenue recognition policy is described in detail in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, if required, has occurred or services have been rendered, the seller’s price is fixed or determinable and collectibility is reasonably assured.

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

For the three months ended October 31, 2008, we recorded an inventory-related provision of $13.7 million which consisted of excess and obsolete inventory as a result of the determination of our current combined company product roadmap, as well as declining customer demand in the current industry environment. We did not record an inventory-related provision for the three months ended October 31, 2009.

Valuation of Goodwill

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

We follow the provisions of Topic 350, Intangibles – Goodwill and Other to the FASB ASC (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets) (“ASC 350”), which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Management uses a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we will compare the fair value of the reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test and determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

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

As discussed in Note 2 to the consolidated financial statements, there were no impairment conditions present during the quarter ending October 31, 2009, and therefore we did not conduct an interim impairment test. During the quarter ending October 31, 2008 we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at that date. We will perform these analyses if indicators of impairment return.

Valuation of Identifiable Intangible Assets

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

In estimating the useful life of the acquired assets, we considered paragraph 11 of ASC 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We expect to amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as we believe this will approximate the pattern in which the economic benefits of the assets will be derived.

Impairment of Long-Lived Assets

In connection with the merger with Credence, during the quarter ended October 31, 2008, we developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain long-lived assets related to the ASL3K RF, Diamond D-40, and Sapphire product lines. In light of the economic conditions existing at the time, we also recognized a $1.3 million loss on certain long-lived assets for which it did not believe it will recover the cost. Accordingly, we recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million.

We experienced significant decline in the its stock price and lower than expected revenues for the year ended July 31, 2009, which caused us to conduct recoverability tests in accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC (formerly known as SFAS No. 144), based on undiscounted cash flows of our long-lived assets which contemplates significant cost-savings. As a result of these tests, we determined there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. As a result of sustained improvement in the stock price as of October 31, 2009, increased sales, and overall improvement in the industry and macro-economy, there were no indictors that required us to conduct a recoverability test as of the quarter ending October 31, 2009.

Valuation of Acquired In-Process Research and Development

As part of the purchase price allocation for Credence, approximately $6.3 million of the purchase price was allocated to acquired in-process research and development projects, primarily related to Credence’s ASL and Diamond tester product lines. The amount allocated to acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was a detailed review of the development status of each project including factors such as costs incurred/remaining, technological risks achieved/remaining, and incompleteness.

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

In accordance with Topic 805, Business Combinations to the FASB ASC (formerly known as SFAS No. 141, Business Combinations) (“ASC 805”), we recorded a charge upon the consummation of the merger for the full amount of the acquired in-process research and development.

Recent Accounting Pronouncements

Effective August 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under Accounting Standards Codification, or ASC, 805, this update provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the step acquisition model will be eliminated. Additionally, it changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in-purchase accounting at fair value; (4) in-process research and development will be capitalized and either amortized over the life of the product or written off if the project is abandoned or impaired; (5) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (6) restructuring costs generally will be expensed in periods subsequent to the acquisition date.

Since this accounting update is applicable to future acquisitions completed after August 1, 2009 and we did not have any business combinations subsequent to August 1, 2009 to date, the adoption of this update did not have an impact on our consolidated financial statements. This accounting update also amended accounting for uncertainty in income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also follow the provisions of this update. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting will be recognized in current period income tax expense.

Effective August 1, 2009, we adopted the applicable sections of an accounting standard update as codified under ASC 820 for nonfinancial assets and liabilities that are measured or recognized at fair value on a non-recurring basis, which were previously deferred. These sections establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. The adoption of the various sections of ASC 820 did not have a material impact on our consolidated financial statements.

Effective August 1, 2009, we adopted an accounting standard update as codified under ASC 815 that requires the application of a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a Company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and must be applied to all instruments outstanding on the date of adoption. The adoption of this update did not have an impact on our consolidated financial statements.

Effective July 31, 2009, we adopted an accounting standard update as codified under ASC 820-10-65 which provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. The adoption of this update did not have an impact on our consolidated financial statements.

Effective July 31, 2009, we adopted a new accounting standard update as codified under ASC 825. This update requires disclosures about fair value of financial instruments in interim as well as in annual financial statements and also requires those disclosures in all interim financial statements. The adoption of this standard has resulted in the enhanced disclosure of the fair values attributable to debt instruments within this interim report. Since this update addresses disclosure requirements, the adoption of this update did not impact our financial position, results of operations or cash flows.

Effective July 31, 2009, we adopted an accounting standard update as codified under ASC 320-10-65, which provides additional guidance. provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event related to debt securities and to more effectively communicate when an other-than-temporary impairment event has occurred. The adoption of this update did not have an impact on our consolidated financial statements.

Effective July 31, 2009 we adopted a new accounting standard for subsequent events as codified in ASC 855-10. The update provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption has resulted in enhanced disclosures around subsequent events within this interim report. Since this update primarily addresses disclosure requirements, the adoption of this standard did not impact our financial position, results of operations or cash flows.

In June 2009, the FASB issued the following new accounting standard which has not yet been integrated into the Codification, Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166. Accordingly SFAS 166 will remain authoritative until integrated. SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We have not determined the effect the adoption of SFAS 166 will have on its consolidated financial statements, but the effect will be limited to future transactions.

In August 2009, the FASB issued Update No. 2009-05, which amends ASC 820 to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not requited to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The update is effective beginning second quarter of 2010 for us. The adoption of this update is not expected to impact our consolidated financial statements.

In October 2009, the FASB issued Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, or ASU 2009-14. It amends ASC 985-605 such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This update will become effective for us for revenue arrangements entered into or materially modified on or after August, 2010. Earlier application is permitted. The adoption of this update will not have an impact on our consolidated financial statements as we have concluded the software component of its tangible products is incidental.

In October 2009, the FASB issued ASC update No. 2009-13, to Topic 605, Revenue Recognition. These amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The amendments will become effective for us prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2011, with earlier adoption permitted. We believe that the adoption of this new standard may have a material effect on our financial position and results of operations. However, we are not able to estimate the effect on its financial position and results of operations.

ASC Topic 815, Derivatives and Hedging (“ASC 815”) requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for, and where the effects of derivative instruments and related hedged items are reported within the financial statements. SC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The application of ASC 815 did not have a material impact on our financial condition, results of operations or liquidity.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Three Months Ended October 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	51.7	55.9
Inventory-related provision	0.0	29.0

Gross profit	48.3	15.1
Engineering and product development expenses	28.3	39.3
Selling, general and administrative expenses	20.6	34.6
Impairment charges	0.0	10.7
Amortization of purchased intangible assets	6.4	6.3
Acquired in-process research and development	0.0	13.2
Restructuring	1.0	8.2

Loss from operations	(8.0)	(97.2)
Other income (expense):
Interest expense	(2.9)	(2.2)
Investment income	0.2	2.0
Other income	1.5	1.8
Gain on extinguishment of debt, net	1.7	0.6

Loss before provision for income taxes	(7.5)	(95.0)
Provision for income taxes	0.1	1.2

Net loss	(7.6)%	(96.2)%

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

Three Months Ended October 31, 2009 Compared to the Three Months Ended October 31, 2008

Net sales. Net sales consist of semiconductor test equipment and related hardware and system support and maintenance services, net of returns and allowances. Net sales for the three months ended October 31, 2009 decreased 11.2% to $41.9 million as compared to $47.1 million in the same quarter of the prior year. Net sales increased quarter over quarter, by 19.0% or $6.7 million from fourth quarter of fiscal year 2009 sales of $35.2 million. The increase in net sales from fourth quarter fiscal 2009 is due to higher demand during the quarter from certain customers in Asia. The decrease as compared to the first quarter of 2009 is due to prolonged unfavorable industry and market conditions that limit meaningful capital spending.

Service revenue, included in net sales, accounted for $12.0 million, or 28.6% of net sales, and $15.9 million, or 33.7% of net sales, for the three months ended October 31, 2009 and 2008, respectively. The decrease in service revenue is primarily a result of a reduction in service contract usage in line with underutilization of testers. Service revenue increased quarter over quarter by less than 1% from the fourth quarter of fiscal year 2009 sales of $11.8 million.

Geographically, sales to customers outside of the United States were 55.0% and 47.7% of net sales for the three months ended October 31, 2009 and October 31, 2008, respectively. The increase in sales to customers outside the United States was a result of increased demand primarily Taiwan and China.

Inventory-related provision. There was no inventory-related provision recorded in the three months ended October 31, 2009. We recorded an inventory-related provision of $13.7 million or 29.0% of net sales in the three months ended October 31, 2008. The provision consisted of excess and obsolete inventory as a result of the determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. Product roadmap decisions to eliminate the ASL 3K RF and the Diamond D-40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to our Fusion CX product line which is being phased out in favor of our Fusion MXc product line.

Gross profit margin. The gross profit margin was $20.2 million or 48.3% of net sales in the three months ended October 31, 2009, as compared to $7.1 million or 15.1% of net sales in the same quarter of the prior year. The increase in the gross profit margin for the three months ended October 31, 2009 as compared to October 31, 2008 was primarily a result of the inventory-related provision of $13.7 million recorded in the prior year that did not recur in FY 2010. Excluding the inventory-related provision, gross profit margin was $20.8 million or 44.1% of net sales for the quarter ended October 31, 2008.

Engineering and product development expenses. Engineering and product development expenses were $11.8 million, or 28.3% of net sales, in the three months ended October 31, 2009, as compared to $18.6 million, or 39.3% of net sales, in the same quarter of the prior year. The decrease in engineering and product development expenses for the three months ended October 31, 2009 as compared to the three months ended October 31, 2008 is principally a result of decreased headcount from approximately 510 to 313, respectively, in this area and merger-related expenses recorded in the three months ended October 31, 2008 that did not recur in the three months ended October 31, 2009.

Selling, general and administrative expenses. Selling, general and administrative expenses were $8.6 million, or 20.6% of net sales, in the three months ended October 31, 2009, as compared to $16.3 million, or 34.6% of net sales, in the same quarter of the prior year. The decrease is principally a result of decreased headcount from approximately 268 to 146, respectively, in this area and merger-related expenses recorded in the three months ended October 31, 2008 that did not recur in the three months ended October 31, 2009.

Impairment charges. There were no impairment charges recorded during the three months ended October 31, 2009. Impairment charges were $5.0 million or 10.7% of net sales in the three months ended October 31, 2008, primarily related to write-offs of certain consigned inventory and internal capital equipment acquired from Credence. The charge was based on our determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. We have initiated a phase out of the Diamond D40 and ASL 3K RF product lines and as such determined that the demonstration equipment and other equipment to support development of these products are no longer needed or useable in other products.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $2.7 million or 6.4% of net sales for the three months ended October 31, 2009 as compared to $3.0 million or 6.3% of net sales for the two months ended October 31, 2008. The underlying intangible assets relate to acquired technology, customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years based on their expected pattern of use.

Acquired in-process research and development. In connection with the Credence merger, we recorded a charge associated with the write-off of in-process research and development of $6.2 million or 13.2% of net sales for the three months ended October 31, 2008. The most significant acquired in-process research and development relates to Credence’s ASL and Diamond tester product lines.

Restructuring. Restructuring expense was $0.4 million or 1.0% of net sales for the three months ended October 31, 2009, as compared to $3.9 million or 8.2% of net sales for the three months ended October 31, 2008. The restructuring expense recorded in the three months ended October 31, 2009 is composed of employee termination-related costs associated with the downsizing of our Hillsboro office facility and Europe. The expense incurred in the three months ended October 31, 2008 consisted employee termination-related costs of legacy LTX employees as well as post-employment benefits associated with the merger. On September 9, 2008, we announced and initiated a restructuring plan. The total cost of the severance related cash charges was $16.5 million of which $12.6 million was recorded as a component of the merger cost in the August 29, 2008 opening balance sheet of Credence and $3.9 million related to the LTX workforce reductions were recorded as a restructuring charge in the statement of operations.

Interest expense. Interest expense was $1.2 million for the three months ended October 31, 2009 as compared to $1.0 million for the three months ended October 31, 2008. The increase in interest expense is a result of ratable recognition of the premium due at maturity on the convertible notes due in May 2011, as well as interest incurred on borrowings from the secured revolving facility. These increases are partially offset by the decrease in the principal balance of convertible notes outstanding as of October 31, 2009 versus October 31, 2008 as well as the reduction of the balance of a term loan held with Silicon Valley Bank that was fully paid off during the current quarter.

Investment income. Investment income was $0.1 million for the three months ended October 31, 2009, as compared to $0.9 million for the three months ended October 31, 2008. The decrease was in line with the reduction of short-term investments over the same period.

Gain on extinguishment of debt, net. At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the first quarter of fiscal 2010, we repurchased approximately $0.6 million of principal amount of the outstanding notes at a discount to their par. The discount to the par value resulted in a net gain on extinguishment of debt of approximately $0.3 million in the quarter ended October 31, 2009. We also recognized approximately $0.3 million of previously deferred gains from debt modifications under ASC 470 (EITF 96-19) recorded in prior periods. In the three months ended October 31, 2008, we repurchased approximately $69.3 million of principal amount of the Notes at a discount to their par value. The discount to the par value resulted in a net gain on extinguishment of debt of approximately $0.3 million in the quarter ended October 31, 2008.

Provision for income tax. We recorded an income tax provision of less than $0.1 million for the three months ended October 31, 2009, as compared to a provision of $0.6 million recorded for the three months ended October 31, 2008 which was primarily due to foreign tax on earnings generated in foreign jurisdictions.

As of October 31, 2009 and July 31, 2009, the total liability for unrecognized income tax benefits was $13.7 million and $13.7 million, respectively (of which $4.5 million, if recognized, would favorably affect our income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net loss. Net loss was $3.2 million, or $0.02 per basic share, in the three months ended October 31, 2009, as compared to a net loss of $45.4 million, or $0.42 per basic share, in the same quarter of the prior year. The $42.2 million decrease in net loss was principally due to $31.5 million of one-time charges associated with impairment and inventory-related provision associated with current product roadmap determination, as well as legacy LTX restructuring expense that did not recur in the three months ended October 31, 2009.

Liquidity and Capital Resources

As of October 31, 2009, we had $78.7 million in cash and cash equivalents and marketable securities and net working capital of $51.0 million, as compared to $95.6 million of cash and cash equivalents and marketable securities and $47.2 million of net working capital at July 31, 2009. The decrease in the cash and cash equivalents and marketable securities was due our pay down of our term loan with Silicon Valley Bank of $12.2 million, debt repurchases of $0.6 million, purchases of property and equipment of $0.8 million, as well as cash used for working capital needs.

Accounts receivable from trade customers, net of allowances, was $24.2 million at October 31, 2009, as compared to $23.6 million at July 31, 2009. The increase is due mainly to an increase in sales for the quarter offset by increased cash collections. The allowance for sales returns and doubtful accounts was $0.4 million, or 1.6% of gross trade accounts receivable, at October 31, 2009 and $0.5 million, or 2.0% of gross trade accounts receivable at July 31, 2009.

Accounts receivable from other sources, principally amounts due from vendors, decreased slightly to $1.3 million at October 31, 2009 from the July 31, 2009 balance of $1.4 million, primarily due to more timely billings.

Net inventories decreased by $0.7 million to $34.6 million at October 31, 2009 as compared to $35.3 million at July 31, 2009 primarily due to the sale of production inventory in our normal course of doing business.

Prepaid expenses and other current assets decreased by $1.7 million to $10.5 million at October 31, 2009 as compared to $12.2 million at July 31, 2009 primarily due to the liquidation of assets in a deferred compensation plan, and monthly amortization of prepaid insurance premiums.

Future cash payments related to severance restructuring actions are approximately $1.7 million and are expected to be paid out within 12 months.

Capital expenditures totaled approximately $0.8 million for the three months ended October 31, 2009, as compared to $3.0 million for the three months ended October 31, 2008. Expenditures for the quarter ended October 31, 2009 was composed primarily of tester spare parts. Expenditures for the quarter ended October 31, 2008 was composed of testers and tester spare parts.

We had $4.0 million in net cash used in operating activities for the three months ended October 31, 2009 as compared to net cash used in operating activities of $0.7 million for the three months ended October 31, 2008. The net cash used in operating activities for the three months ended October 31, 2009 was primarily related to our net loss of $3.2 million and a net increase in working capital of $7.7 million, offset by non-cash items, principally depreciation and amortization, of approximately $6.9 million. The net cash used in operating activities of $0.7 million for the three months ended October 31, 2008 was primarily related to our net loss of $45.4 million offset by non-cash items, principally depreciation and amortization, inventory-related provision, and impairment charges, of approximately $34.8 million and a net decrease in working capital of $9.8 million,

We had $7.2 million in net cash provided by investing activities for the three months ended October 31, 2009 as compared to net cash provided by investing activities of $137.5 million for the three months ended October 31, 2008. The net cash provided by investing activities for the three months ended October 31, 2009 was primarily related to $8.3 million in proceeds from sales and maturities of available for sale securities, offset by $0.8 million in purchases of property and equipment and $0.3 million of payments on purchases of available for sale securities. The net cash provided by investing activities for the three months ended October 31, 2008 was primarily related to $135.1 million in cash received from the merger with Credence, as well as proceeds from the maturities of available for sale securities of 5.4 million, offset by $3.0 million in purchases of property and equipment.

We had $13.0 million in net cash used in financing activities for the three months ended October 31, 2009 as compared to net cash used in financing activities of $66.1 million for the three months ended October 31, 2008. The net cash used in financing activities for the three months ended October 31, 2009 was primarily related to payments made on our term loan of $12.2 million as well as payments of convertible senior notes of $0.3 million. The net cash used in financing activities for the three months ended October 31, 2008 was primarily related to payments made on our convertible subordinated notes of $64.8 million and payments on our term loan of $0.9 million.

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

We determined that the effect of the change in the interest rate on the term loan per the First Loan Modification Agreement was not significant and therefore was accounted for as a debt modification in accordance with the provisions of EITF 96-19, Debtor’s Accounting for Modification or Exchange of Debt Instruments, as codified in Topic 470, Debt, to the FASB ASC (“ASC 470”). In addition, we capitalized approximately $0.4 million of legal and other third-party fees and will recognize these costs over the two year holding period, in accordance with the provisions of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (also codified in ASC 470).

As of October 31, 2009, we have drawn down $39.4 million under the secured revolving credit facility. Because of the minimum level of liquidity required per the financial covenant noted above, we have classified $40.9 million of bank debt as a current liability on our consolidated balance sheet. The $40.9 million represents the balances at October 31, 2009 of our $39.4 million in borrowings under the revolving credit facility and $1.5 million of convertible notes due 2010.

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

On August 5, 2009 we entered into a fourth loan modification agreement (the “Fourth Loan Modification Agreement”) with SVB with respect to the loan and security agreement, dated as of December 7, 2006, between the Company and SVB, as amended (the “Loan Agreement”). The Fourth Loan Modification modifies the terms of a liquidity covenant contained in the Loan Agreement and provides for adjustments in the amount of the revolving line of credit based on the level of Quick Assets (as defined in the Loan Agreement). In connection with the Fourth Loan Modification Agreement, subsequent to year end, we repaid in full all principal and interest on our outstanding Term Loan with SVB. The outstanding principal on the term loan at July 31, 2009 was $12.2 million.

Convertible Notes

At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the three months ended October 31, 2009, we repurchased approximately $0.6 million of principal amount of the Notes at a discount to their par value for a net cash consideration of approximately $0.3 million. In the year ended July 31, 2009, we repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for a net cash consideration of $76.3 million. We have accounted for the repurchase of the Notes as an extinguishment of debt in accordance with Topic 860, Transfers and Servicing to the FASB ASC (formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125) and have recorded a net gain on extinguishment of debt of $0.3 million in the three months ended October 31, 2009 and $2.4 million in the year ended July 31, 2009.

In March 2009, we entered into an exchange transaction with a noteholder to exchange $15.5 million of Notes with $10.3 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $4.1 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer concluded subsequent to the period end as further discussed in the “Exchange Offer” section below. We concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $1.3 million on this exchange transaction was deferred and is being amortized over the remaining holding period of the New Notes. For the three months ended October 31, 2009, we recorded $0.2 million of this gain in the Statement of Operations. As of October 31, 2009, $0.9 million of the deferred gain is recorded on our consolidated balance sheet.

In May 2009, we entered into an exchange transaction with a noteholder to exchange $31.8 million of Notes with $23.6 million of 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”), which included cash consideration of $6.5 million. The terms and conditions of the New Notes are identical to the terms and conditions of the Tender Offer concluded subsequent to the period end as further discussed in the “Exchange Offer” section below. We concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $1.1 million on this exchange transaction was deferred and is being amortized over the remaining holding period of the New Notes. For the three months ended October 31, 2009, we recorded $0.1 million of this gain in the Statement of Operations. As of October 31, 2009, $1.0 million of the deferred gain is recorded on our consolidated balance sheet.

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

On August 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the New Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the New Notes were reassessed and the debt component of the Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of FSP APB 14-1 was not material to all periods presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the New Notes.

We also adopted the provisions of EITF 07-1, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, codified into FASB ASC 470, Debt, which became effective for us on August 1, 2009. We determined that there was not impact to our financials upon adoption.

For the three months ended October 31, 2009, we recorded additional interest expense in our statement of operations of approximately $0.3 million associated with the amortization of the debt discount. The statement of operations and statement of cash flows for the three months ended October 31, 2008 were not impacted by the adoption of the new guidance as the Exchange Offer occurred in May 2009.

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of October 31, 2009 (in thousands):

October 31, 2009
Convertible Senior Subordinated Notes due 2011	$33,308
Less: Unamortized discount	(2,462)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$30,846

The remaining debt discount of $2.5 million as of October 31, 2009 is being amortized over the term of the New Notes, which is approximately 1.5 years.

Covenants

As of October 31, 2009, we were in compliance with all underlying covenants associated with our various debt obligations, including maintaining approximately $72.6 million in cash and cash equivalents in accounts with SVB to meet our minimum level of liquidity covenant as modified by The Fourth Loan Modification.

We operate in a highly cyclical industry and we have and may continue to experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. In addition, our loan arrangement with Silicon Valley Bank includes a material adverse change clause that could permit the bank to demand current payment of our long term loan in the event a material adverse change occurs under the terms of the loan agreement. We have met all financial and contractual agreements with SVB and management believes we have not triggered a material adverse condition as of October 31, 2009. To mitigate the impact on significant fluctuations in our business risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel, a company-wide reduction in base salary of 8% for a one year period ending April 30, 2010, and other variable overhead expenses. We believe that these reductions in operating costs have not impaired our ability to fund critical product research and development efforts and allow us to continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to an industry downturn or a significant upturn much faster than in the past.

As of October 31, 2009, we have $78.7 million of gross cash less $40.9 million of short term debt obligations or net short term cash available of $37.8 million. Additionally, as noted above, in March and on May 26, 2009, we successfully restructured $47.3 million of our convertible notes that were originally due in May 2010 to New Notes of $33.9 million which are due in May 2011. We believe that our net short-term cash available of approximately $37.8 million, and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements over the next twelve months. We also believe our access to capital markets for competitively priced instruments will be limited based on current market conditions.

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, continued volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, inventory levels, future product plans, and sales projections across industries and markets, including our own. These trends could have a material and adverse impact on the overall demand for our products and our ability to achieve targeted financial results, as well as our overall financial results from operations. In addition, our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.

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

Commitments and Contingencies

Our major outstanding contractual obligations are related to our bank term loan, facilities, leases, inventory purchase commitments, severance obligations and other operating leases.

The aggregate outstanding amount of the contractual obligations is $117.1 million as of October 31, 2009. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations, net of sub-lease revenue, at October 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

	Total	2010	2011–2012	2013–2014	Thereafter
	(in thousands)
Financial Obligations:
Convertible Senior Subordinated Notes due 2011 (including interest)	$32,780	$1,080	$31,700	$—	$—
Convertible Senior Subordinated Notes due 2010 (including interest)	1,548	1,548	—	—	—
Borrowings on LOC (including interest)	40,247	40,247	—	—	—
Inventory commitments	6,578	6,578	—	—	—
Operating leases	34,278	3,612	9,665	8,460	12,541
Severance	1,683	1,683	—	—	—

Total Financial Obligations	$117,114	$54,748	$41,365	$8,460	$12,541

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. During the quarter ended October 31, 2009, we repurchased approximately $0.6 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2011, reducing our cash and cash equivalents. This is in addition to the significant repurchases made during the year ended July 31, 2009, when we repurchased approximately $87.0 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2010. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on the remaining balance of Convertible Senior Subordinated Notes due May 2011, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. In addition, in the event of a material adverse change

(as such term is defined in our loan agreements with Silicon Valley Bank) we would be in default under our revolving credit loan which could permit the bank to accelerate the maturity of the loan. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. As of the date of this filing, we have $39.4 million outstanding under our revolving line of credit. An event of default may accelerate payments of these obligations.

We have substantial indebtedness.

As of the date of this report, we have $1.5 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes (due May 2010), $30.8 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes (due May 2011), as well as $34.9 million in borrowings under our revolving credit facility. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 64% of our revenues for fiscal year 2009 and 61% of our revenues for fiscal year 2008. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Our outsource manufacturing suppliers in Malaysia and Thailand increase our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our competitors in the market for semiconductor test equipment include Advantest Corporation, Teradyne Inc,, and Verigy Ltd. All of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our stock price is volatile.

In the twelve-month period ending on October 31, 2009, our stock price ranged from a low of $0.09 to a high of $1.85. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with Topic 350, Intangibles – Goodwill and Other, to FASB ASC (formerly known as SFAS No. 142, Goodwill and Other Intangibles).

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

As of October 31, 2009, the closing bid price of our common stock on the Nasdaq Global Market was $1.34, which is above the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5), or the Rule. In accordance with the Rule, if our stock price were to remain below $1.00 for a period of 30 consecutive business days, Nasdaq would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification. As of the date of this filing, our last closing bid price was $1.51.

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

There has been no material change in the Company’s Market Risk exposure since the filing of the 2009 Annual Report on Form 10-K.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 6.	Exhibits

(i)	Exhibit 31.1 and Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certifications

(ii)	Exhibit 32.1—Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: December 10, 2009	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)