Form 10-Q
period 2010-01-31
LTX-CREDENCE CORP
filed 2010-03-12
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2010
Common Stock, $0.05 par value per share	146,423,970 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2010	July 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,908	$86,488
Marketable securities	701	9,152
Accounts receivable—trade, net of allowances of $150 and $481, respectively	32,915	23,578
Accounts receivable—other	1,470	1,374
Inventories	29,833	35,339
Prepaid expenses and other current assets	8,285	12,163

Total current assets	156,112	168,094
Property and equipment, net	32,377	38,301
Intangible assets, net	17,605	22,933
Goodwill	43,030	43,030
Other assets (includes $451 and $777, respectively, in restricted cash)	1,313	2,811

Total assets	$250,437	$275,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40,881	$53,120
Accounts payable	13,677	18,551
Deferred revenues and customer advances	11,882	7,373
Other accrued expenses	30,154	41,827

Total current liabilities	96,594	120,871
Long-term debt, less current portion	31,250	32,610
Other long-term liabilities	16,258	16,284
Stockholders’ equity:
Common stock	6,412	6,351
Additional paid-in capital	698,360	695,009
Accumulated other comprehensive income	17	117
Accumulated deficit	(598,454)	(596,073)

Total stockholders’ equity	106,335	105,404

Total liabilities and stockholders’ equity	$250,437	$275,169

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net product sales	$36,642	$12,790	$65,651	$44,034
Net service sales	11,358	17,611	24,199	33,500

Net sales	48,000	30,401	89,850	77,534
Cost of sales	22,038	23,754	43,682	50,080
Inventory-related provision	—	5,629	—	19,311

Gross profit	25,962	1,018	46,168	8,143
Engineering and product development expenses	12,000	21,705	23,841	42,173
Selling, general and administrative expenses	9,240	15,001	17,881	29,382
Impairment charges	—	779	—	5,799
Amortization of purchased intangible assets	2,664	4,446	5,328	7,410
Acquired in-process research and development	—	—	—	6,200
Restructuring	816	14,667	1,239	18,530

Income (Loss) from operations	1,242	(55,580)	(2,121)	(101,351)
Other income (expense):
Interest expense	(1,111)	(1,057)	(2,326)	(2,096)
Investment income	15	762	93	1,693
Other income (expense)	585	(560)	1,313	279
Gain on extinguishment of debt, net	306	1,954	931	2,217

Income (Loss) before provision for income taxes	1,037	(54,481)	(2,110)	(99,258)
Provision for income taxes	224	65	271	638

Net income (loss)	$813	$(54,546)	$(2,381)	$(99,896)

Net income (loss) per share:
Basic	$0.01	$(0.43)	$(0.02)	$(0.85)
Diluted	$0.01	$(0.43)	$(0.02)	$(0.85)
Weighted-average common and common equivalents shares used in computing net income (loss) per share:
Basic	128,536	126,918	128,049	116,981
Diluted	130,133	126,918	128,049	116,981
Comprehensive income (loss):
Net income (loss)	$813	$(54,546)	$(2,381)	$(99,896)
Unrealized gain (loss) on marketable securities	26	292	(100)	12
Cumulative translation adjustment	—	85	—	(583)
Pension liability gain	—	81	—	205

Comprehensive income (loss)	$839	$(54,088)	$(2,481)	$(100,262)

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,381)	$(99,896)
Add (deduct) non-cash items:
Inventory-related provision	—	19,311
Stock-based compensation	2,012	2,403
Depreciation and amortization	12,725	19,279
Acquired in-process research and development	—	6,200
Non-cash restructuring charge	1,239	1,161
Gain on extinguishment of debt, net	(931)	(2,217)
Impairment charges	—	5,799
Other	776	656
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(9,366)	43,769
Inventories	6,548	(12,577)
Prepaid expenses	2,735	3,186
Other assets	379	(261)
Accounts payable	(5,100)	(2,557)
Accrued expenses	(11,510)	(6,721)
Deferred revenues and customer advances	4,509	(1,490)

Net cash provided by (used in) operating activities	1,635	(23,955)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from merger with Credence Systems Corporation, net of fees paid	—	134,280
Proceeds from sales and maturities of available-for-sale securities	9,589	14,436
Purchases of available-for-sale securities	(326)	—
Purchases of property and equipment	(1,603)	(5,165)

Net cash provided by investing activities	7,660	143,551
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(590)	(437)
Proceeds from borrowings from revolving credit facility	59,988	—
Repayments of borrowings from revolving credit facility	(60,000)	—
Proceeds from shares issued from employees’ stock purchase plan	224	37
Payments of term loan	(12,200)	(2,100)
Payments of convertible senior subordinated notes	(345)	(66,567)

Net cash used in financing activities	(12,923)	(69,067)
Effect of exchange rate changes on cash	48	(1,603)

Net increase (decrease) in cash and cash equivalents	(3,580)	48,926
Cash and cash equivalents at beginning of period	86,488	51,052

Cash and cash equivalents at end of period	$82,908	$99,978

BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$—	$(138,293)
Fair value of liabilities assumed	—	231,733
Fair value of stock issued	—	117,723
Fair value of stock options and RSUs exchanged	—	2,863
Cost in excess of fair value (goodwill)	—	(31,231)
Fair value of acquired identifiable intangible assets	—	(38,700)
In-process research and development	—	(6,200)
Less acquisition costs paid	—	(3,615)

Net cash received from merger with Credence Systems Corporation	—	$134,280

See accompanying Notes to Consolidated Financial Statements

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered and has a development facility in Milpitas, California, development facilities in Norwood, Massachusetts and Beaverton, Oregon, and worldwide sales and service facilities to support its customer base.

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the Nasdaq Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a statutory merger of Credence in which Credence was legally dissolved and merged into the Company with the Company being the surviving corporation. The Company’s consolidated balance sheet as of July 31, 2009 includes Credence’s operating results from August 29, 2008 through July 31, 2009. The results of operations for the quarter ended January 31, 2009 include Credence’s operating results from August 29, 2008 through January 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2009. In the opinion of management, these unaudited financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended January 31, 2010 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2010.

Effective August 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers nonconvertible borrowing rate. The standard also requires retrospective adoption to previously disclosed consolidated financial statements. Since there was no material effect to previously disclosed consolidated financial statements, no amounts have been revised in the unaudited condensed consolidated financial statements to reflect the adoption of this guidance for the three months ended January 31, 2009 or at July 31, 2009. See Note 8 for a discussion of the impact of the implementation of this standard.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation). The Company’s functional currency, including Credence’s foreign subsidiaries, is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month, except for sales, cost of sales and depreciation, which are primarily remeasured at actual rates in effect at the transaction dates. Net realized gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the three or six months ended January 31, 2010 or January 31, 2009.

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

As further described in Note 10, the Company is currently assessing the impact to the Company’s financial statements of the adoption of ASC Update No. 2009-13, which is an update to Topic 605, Revenue Recognition. The update establishes a selling-price hierarchy for determining the selling price of a deliverable under a revenue arrangement. The update will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2010, with earlier adoption permitted.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and six months ended January 31, 2010 and 2009, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Income Taxes

Income tax expense relates principally to operating results in foreign entities in jurisdictions primarily in Asia and Europe. The Company recorded an income tax provision of $0.2 million and $0.3 million, respectively, for the three and six months ended January 31, 2010. For the three and six months ended January 31, 2009, the Company recorded an income tax provision of less than $0.1 million and $0.6 million, respectively, primarily due to foreign tax on earnings generated in foreign jurisdictions.

As of January 31, 2010 and July 31, 2009, the total liability for unrecognized income tax benefits was $13.7 million (of which $4.4 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 31, 2010 and July 31, 2009, the Company had accrued approximately $1.0 million and $1.1 million, respectively, for potential payment of accrued interest and penalties.

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

The Company recognizes stock-based compensation on its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation, to the FASB ASC (formerly known as SFAS No. 123R, Share-Based Payment) (“ASC 718”). Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded expense of approximately $1.1 million and $2.0 million for the three and six months ended January 31, 2010, respectively, and $1.4 million and $2.4 million, respectively, for the three and six months ended January 31, 2009, in connection with its share-based payments.

During the quarter ended January 31, 2010, the Company granted an annual award of 140,000 RSUs to members of the Board of Directors with vesting terms of one year.

During the quarter ended October 31, 2009, the Company granted 2,567,000 RSUs to certain executives and key employees with vesting terms of between three months and four years. Of these, approximately 880,000 were granted to certain executives in lieu of cash as compensation related to a merger integration bonus tied to key success elements of the Merger. These units will vest over one year and the fair value of these awards will be recognized by the Company as a reduction to the bonus accrual.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC (formerly known as FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), for the six months ended January 31, 2010 and 2009:

	Six Months Ended January 31,
Product Warranty Activity	2010	2009
	(in thousands)
Balance at beginning of period	$3,496	$908
Balance assumed from Credence	—	5,519
Warranty expenditures for current period	(2,571)	(3,531)
Provision for warranty costs in the period	2,345	1,200

Balance at end of period	$3,270	$4,096

Comprehensive income (loss)

Comprehensive income (loss) is composed of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities, cumulative translation adjustments and the effects of the pension liability gain.

Net income (loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options, restricted stock units, and convertible debt and is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (loss)	$813	$(54,546)	$(2,381)	$(99,896)
Basic EPS
Basic common shares	128,536	126,918	128,049	116,981
Basic EPS	$0.01	$(0.43)	$(0.02)	$(0.85)
Diluted EPS
Basic common shares	128,536	126,918	128,049	116,981
Plus: Impact of stock options and restricted stock units	1,597	—	—	—

Diluted common shares	130,133	126,918	128,049	116,981
Diluted EPS	$0.01	$(0.43)	$(0.02)	$(0.85)

For the three and six months ended January 31, 2010 and three and six months ended January 31, 2009, options to purchase 7,313,306 and 11,101,002 shares, respectively, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share also excludes 0 and 45,000 RSUs for the three and six months ended January 31, 2010 and the three and six months ended January 31, 2009, respectively, in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC (formerly known as SFAS No. 128, Earnings Per Share). The calculation of diluted net income (loss) per share for the six months ended January 31, 2010 and January 31, 2009 also excludes the impact of conversion features of the Company’s Convertible Senior Subordinated Notes due 2010 and 2011 as to include them would have been anti-dilutive.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Gross unrealized gains and losses for the three and six months ended January 31, 2010 and January 31, 2009 were not significant. Realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no significant impairment losses recorded in the three and six months ended January 31, 2010 or January 31, 2009.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2010	July 31, 2009
	(in thousands)
Purchased components and parts	$14,916	$16,811
Units-in-progress	7,887	8,733
Finished units	7,030	9,795

Total inventories	$29,833	$35,339

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2010 and July 31, 2009, inventory is stated net of inventory reserves of $46.4 million and $56.6 million, respectively. There were no material inventory provisions required in the three months and six months ended January 31, 2010. The reserve as of January 31, 2009 includes provisions of $5.6 million and $13.7 million, which were recorded during the three months ended January 31, 2009 and the three months ended October 31, 2008, consisting of excess and obsolete inventory as a result of the implementation of the combined Company product roadmap. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company did not have any sales of previously written off inventory for the three months and six months ended January 31, 2010 or for the three months and six months ended January 31, 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	(in thousands)		(in years)
	January 31, 2010	July 31, 2009	Estimated Useful Lives
Equipment spares	$66,166	$64,422	5 or 7
Machinery, equipment and internally manufactured systems	42,195	43,161	3-7
Office furniture and equipment	5,815	5,909	3-7
Leasehold improvements	6,715	6,633	Term of lease, not to exceed 10 years
Land	2,524	2,524	—
Purchased software	1,241	1,196	3

Property and equipment, gross	124,656	123,845
Less: accumulated depreciation and amortization	(92,279)	(85,544)

Property and equipment, net	$32,377	$38,301

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

In connection with the merger with Credence, during the quarter ended October 31, 2008, the Company developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain long-lived assets related to the ASL3K RF, Diamond D-40, and Sapphire product lines. In light of the economic conditions existing at the time, the Company also recognized a $1.3 million loss on certain long-lived assets for which it did not believe it would recover the cost. Accordingly, the Company recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million.

The Company experienced a significant decline in its stock price and lower than expected revenues for the year ended July 31, 2009, which caused the Company to conduct recoverability tests in accordance with ASC 360, based on undiscounted cash flows of the Company’s long-lived assets. As a result of these tests, the Company determined that subsequent to the quarter ended January 31, 2009, there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. As a result of sustained improvement in the stock price as of January 31, 2010, increased sales, and overall improvement in the industry and the overall economy, there were no indictors that required the Company to conduct a recoverability test as of the quarter ended January 31, 2010.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As a result of sustained improvement in the stock price as of January 31, 2010, increased sales, and overall improvement in the industry and the overall economy, there were no indictors that required the Company to conduct an interim recoverability test as of the quarter ended January 31, 2010.

Of the $43.0 million of total goodwill, $14.4 million at January 31, 2010 and July 31, 2009 represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. In connection with the merger with Credence, the Company has recorded approximately $28.6 million of goodwill in its consolidated balance sheet at January 31, 2010 and July 31, 2009. This amount represents the excess purchase price over the fair value of the net tangible and intangible assets acquired at August 29, 2008.

The following is a summary of activity for the Company’s goodwill for the six months ended January 31, 2010 and 2009:

Goodwill Activity	January 31, 2010	January 31, 2009
	(in thousands)
Balance at beginning of period	$43,030	$14,368
Acquisition of Credence	—	31,231
Resolution of uncertain tax position	—	(451)

Balance at end of period	$43,030	$45,148

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of January 31, 2010
Description	Estimated Useful Life (in years)	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,330	470
Key customer relationships	3.0	8,500	6,435	2,065
Developed technology—ASL	6.0	16,000	7,500	8,500
Developed technology—Diamond	9.0	9,400	4,595	4,805
Maintenance agreements	7.0	1,900	135	1,765

Total intangible assets		$38,900	$21,295	$17,605

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 5.8 years.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2010	$5,328
2011	5,961
2012	3,163
2013	1,583
2014	769
Thereafter	801

Total	$17,605

3. BUSINESS COMBINATION

Merger with Credence Systems Corporation

On August 29, 2008, the Company and Credence completed the Merger contemplated by the Merger Agreement, pursuant to which Credence became a wholly-owned subsidiary of the Company and the Company changed its name to “LTX-Credence Corporation”. Pursuant to the Merger Agreement, each share of Credence common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive 0.6129 shares of the Company’s common stock. As a result of this conversion, an aggregate of 63.0 million shares of the Company’s common stock were issued to former stockholders of Credence and, immediately after the Effective Time, the former stockholders of Credence held 50.02% of the outstanding shares of the Company’s common stock and the continuing Company stockholders held 49.98% of the outstanding shares of the Company’s common stock. In addition, at the Effective Time, all outstanding options and other equity-based awards to acquire shares of Credence common stock were converted into options and other equity-based awards to acquire shares of the Company’s common stock, as adjusted to reflect the exchange ratio of the Merger.

In accordance with Topic 805, Business Combinations, to the FASB ASC (formerly known as SFAS No. 141, Business Combinations) (“ASC 805”) and based on the terms of the merger, LTX was the accounting acquirer. This conclusion was based on the facts that LTX board members and senior management control and represent a majority of the board of directors and senior management of the combined company, as well as the terms of the merger consideration, pursuant to which the Credence stockholders received a premium over the fair market value of their shares on the merger completion date. There were no preexisting relationships between the two companies.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Credence has been allocated to assets acquired and liabilities assumed based on their fair values. The Company has then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in-process research and development, based upon a detailed valuation that uses information and assumptions provided by management, as further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

Identifiable Intangible Assets

Credence’s identifiable intangible assets included existing technology, customer relationships and trade names. Credence’s existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products.

LTX-Credence primarily used the income approach to value the existing technology and other intangibles. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In accordance with ASC 805, the Company recorded a charge upon the consummation of the merger for the full amount of the acquired in-process research and development in the six months ended January 31, 2009.

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of LTX and Credence as if the merger had occurred at the beginning of the period presented, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands, except per share data):

Six Months Ended January 31, 2009
Net sales	$89,819
Net loss	$(130,559)
Net loss per share—basic and diluted	$(1.12)

The pro forma net loss for the six months ended January 31, 2009 includes $51.1 million of charges related to Credence for excess and obsolete inventory provisions, property and equipment impairment, acquired in-process research and development, and amortization of acquired intangible assets, all of which was incurred after August 29, 2008. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the merger with Credence occurred at the beginning of the period presented. No pro forma information is presented for the other periods presented in the Company’s consolidated financial statements since Credence’s operations are included in the consolidated results for those periods.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. SEGMENT REPORTING

As a result of the Credence merger, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (formerly known as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) (“ASC 280”). The Company determined that it continues to operate as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. Immediately subsequent to the completion of the merger, the Company and its chief operating decision maker had access to discrete financial information for two operating segments, LTX and Credence. During fiscal 2009, the Company completed its merger integration activities and as a result, the Company’s financial accounting systems and organizational structure were fully integrated and discrete financial information and cash flows are no longer available as of January 31, 2010. Accordingly, as of January 31, 2010, the Company operates as one operating segment.

The Company’s net sales by geographic area for the three and six months ended January 31, 2010 and 2009, along with the long-lived assets at January 31, 2010 and July 31, 2009, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Net sales:
United States	$16,031	$11,809	$34,868	$36,483
Taiwan	9,802	2,048	20,891	6,621
Singapore	6,228	3,266	11,483	7,108
Norway	2,211	—	2,532	—
Germany	1,883	1,442	3,280	2,052
Philippines	1,277	4,433	2,530	11,589
All other countries (none of which is individually greater than 10% of net sales)	10,568	7,403	14,266	13,681

Total Net Sales	$48,000	$30,401	$89,850	$77,534

Long-lived assets consist of property and equipment:

	January 31, 2010	July 31, 2009
	(in thousands)
Long-lived assets:
United States	$29,001	$34,445
Taiwan	11	10
Singapore	1,722	1,837
Philippines	490	536
All other countries	1,153	1,473

Total long-lived assets	$32,377	$38,301

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

5. RESTRUCTURING

As a result of the Credence merger, the Company assumed previous Credence management approved restructuring plans designed to reduce headcount, consolidate facilities and to align that company’s capacity and infrastructure to anticipated customer demand and transition of its operations for higher utilization of facility space. In connection with these plans, the Company assumed a total liability of approximately $6.0 million. Subsequent to the completion of the Merger, the Company incurred approximately $0.9 million of additional expense related to these actions that was recorded in the Company’s statement of operations in fiscal 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additionally, the Company recorded as part of its purchase accounting a liability of approximately $13.0 million in accordance with EITF Issue No. 95-3 (codified as part of ASC Topic 805), Recognition of Liabilities in Connection with a Purchase Business Combination primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, the Company recorded a charge to operations in the quarter ending October 31, 2008 for a liability of approximately $2.9 million for legacy LTX employees related to the merger with Credence and other post-employment obligations. The Company’s plan was finalized within one year of the date of the merger and all adjustments to severance and/or retention costs directly related to the Credence restructuring were recorded as an adjustment to goodwill. On January 20, 2009, the Company announced additional restructuring actions that resulted in a total charge of $9.0 million. Also, in the three months ended January 31, 2009, the Company recorded a charge of $5.7 million related to costs associated with vacating several facilities that are no longer being utilized. On April 23, 2009, the Company announced additional employee-related restructuring actions that resulted in a total charge of $3.0 million.

In the three months ended January 31, 2010, the Company recorded a charge of approximately $0.8 million related to changes in sub-lease assumptions and future rental payments on certain previously restructured facilities, reflecting current market conditions.

In the three months ended October 31, 2009, the Company recorded a charge of approximately $0.4 million related to further merger-integration costs associated with headcount reductions in Europe and due to the downsizing of the Company’s Hillsboro, Oregon, facility.

The following table sets forth the Company’s restructuring accrual activity for the six months ended January 31, 2010 (in thousands):

	Severance Costs	Facility Leases	Total
Balance July 31, 2009	$2,820	$5,565	$8,385
Additions to expense	423	816	1,239
Cash paid	(2,262)	(800)	(3,062)

Balance January 31, 2010	$981	$5,581	$6,562

The Company has classified approximately $2.7 million of this balance as other accrued expenses on its consolidated balance sheet. The remaining balance of approximately $3.9 million primarily represents the present value of future facility lease payments and is classified as other long-term liabilities since these amounts will not be paid within the next twelve months.

6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2010.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of January 31, 2010.

As of January 31, 2010, the Company has approximately $6.7 million of non-cancelable inventory commitments with outsource suppliers. The Company expects to consume the inventory through normal operating activity over the next three to six months.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has operating lease commitments for certain facilities and equipment. Minimum lease payments under noncancelable leases at January 31, 2010, are as follows:

Lease Commitments:

Year ending July 31,	Amount (in thousands)
2010	$1,982
2011	5,573
2012	5,167
2013	4,550
2014	4,241
Thereafter	12,560

Total minimum lease payments	$34,073

7. ACCRUED EXPENSES

Other accrued expenses consisted of the following at January 31, 2010 and July 31, 2009:

	(in thousands)
	January 31, 2010	July 31, 2009
Accrued compensation	$6,957	$11,828
Accrued vendor liability	5,276	8,036
Accrued income and local taxes	1,666	2,067
Warranty reserve	3,270	3,496
Accrued restructuring	2,685	4,342
Accrued interest	303	760
Accrued professional fees	1,066	1,647
Other accrued expenses	8,931	9,651

Total accrued expenses	$30,154	$41,827

Accrued vendor liability represents inventory physically located at the Company’s outsourced suppliers which the Company is obligated to purchase.

8. LONG TERM DEBT

Long-term debt consists of the following:

	January 31, 2010	July 31, 2009
	(in thousands)
Borrowings on Secured Credit Facility	$39,361	$39,400
Convertible Senior Subordinated Notes due 2011	31,250	32,610
Convertible Senior Subordinated Notes due 2010	1,520	1,520
Bank Term Loan	—	12,200

Total debt	72,131	85,730
Less: current portion	(40,881)	(53,120)

Total long-term debt	$31,250	$32,610

Loan Agreements with Silicon Valley Bank (“SVB”)

On December 7, 2006, the Company executed a loan and security agreement with SVB (“Loan Agreement”).

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 25, 2009, the Company entered into a modification of its Loan Agreement with SVB to provide for a two-year secured revolving line of credit (the “First Loan Modification Agreement”) that expires in February 2011. The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of up to a maximum of $40.0 million. Any amounts outstanding under the secured credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. The Company’s debt obligations under the secured credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the First Loan Modification Agreement).

The secured credit facility contains negative covenants applicable to the Company, including a financial covenant requiring the Company to maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan and secured line of credit plus $7.0 million at all times, and plus $20.0 million at the end of any fiscal quarter. The secured credit facility also contains restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

As part of this transaction, the Company capitalized approximately $0.4 million of legal and other third-party fees and is recognizing the costs over the two-year term of the secured credit facility, in accordance with the provisions of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (also codified in ASC 470). As of January 31, 2010, $0.2 million of these costs remains to be amortized.

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

On August 5, 2009, the Company and SVB entered into a fourth loan modification agreement (the “Fourth Loan Modification Agreement”), which modified the terms of a liquidity covenant contained in the Loan Agreement and provides for adjustments in the amount of the revolving line of credit based on the level of Quick Assets (as defined in the Loan Agreement). In connection with the Fourth Loan Modification Agreement the Company repaid in full all principal and interest on its outstanding term loan with SVB.

As of January 31, 2010, the Company has drawn down $39.4 million under the secured revolving credit facility. Because of the minimum level of liquidity required per the financial covenant noted above, the Company has classified the borrowings under the secured revolving credit facility as a current liability on its consolidated balance sheet.

Convertible Senior Subordinated Notes

At the date of the Merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due in May 2010 (“Notes”). In the year ended July 31, 2009, the Company repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for a net cash consideration of $76.3 million, and also entered into an exchange transaction with two noteholders which reduced the aggregate principal amount outstanding but extended the due date to May 2011. In the three months ending October 31, 2009, the Company repurchased an additional $0.6 million of notes. As of January 31, 2010, the Company has $1.5 million of notes outstanding that are due in May 2010 which were not part of the exchange transaction and $33.3 million of notes outstanding due in May 2011.

The Company accounted for the repurchase of the notes as an extinguishment of debt in accordance with Topic 860, Transfers and Servicing, to the FASB ASC (formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125) (“Topic 860”) and has recorded a net gain on extinguishment of debt of $0.3 million in the six months ended January 31, 2010 and $2.4 million in the year ended July 31, 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As noted above, in March and May of 2009, the Company entered into exchange transactions with two noteholders to exchange $47.3 million of Notes with $33.9 million of 3.5% Convertible Senior Subordinated Notes due May 2011 (“New Notes”), which included cash consideration of $10.6 million. The May transaction resulted from the Company’s Exchange Offer which was described in the Offering Circular, dated April 22, 2009 and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). As the terms and conditions of the New Notes did not substantially change from the Notes, the Company concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $2.4 million on these exchange transactions was deferred and is being amortized over the remaining holding period of the New Notes. For the three and six months ended January 31, 2010, the Company has recorded $0.3 million and $0.6 million, respectively, of this gain in the statement of operations. As of January 31, 2010, $1.3 million of the deferred gain is recorded on the Company’s consolidated balance sheet.

The New Notes are unsecured senior subordinated indebtedness of the Company, rank equally with the Notes and bear interest at the rate of 3.5% per annum. Interest is payable on the New Notes by the Company on May 15 and November 15 of each year through maturity on May 15, 2011, commencing on November 15, 2009. At maturity, the Company will be required to repay the outstanding principal of the New Notes, together with any accrued and unpaid interest thereon, and pay a maturity premium equal to 7.5% of such principal. New Notes may be issued only in denominations of $1,000 or an integral multiple thereof.

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

On August 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the New Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the New Notes were reassessed and the debt component of the New Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of FSP APB 14-1 was not material to all periods presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the New Notes.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company also adopted the provisions of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, codified into FASB ASC 815, Derivatives and Hedging, which became effective for the Company on August 1, 2009. The Company determined that there was no impact to the Company upon adoption.

For the three and six months ended January 31, 2010, the Company recorded interest expense in its statement of operations of approximately $0.2 million and $0.5 million, respectively, associated with the amortization of the debt discount. The statement of operations and statement of cash flows for the three and six months ended January 31, 2009 were not impacted by the adoption of the new guidance as the Exchange Offer occurred in May 2009.

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of January 31, 2010 (in thousands):

January 31, 2010
Convertible Senior Subordinated Notes due 2011	$33,308
Less: Unamortized debt discount	(2,058)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$31,250

The remaining debt discount of $2.1 million as of January 31, 2010 is being amortized over the remaining term of the New Notes, which is approximately 1.3 years.

Covenants

As of January 31, 2010, the Company was in compliance with all underlying covenants associated with its various debt obligations, including maintaining approximately $77.1 million in cash and cash equivalents in accounts with SVB to meet the minimum level of liquidity covenant as modified by The Fourth Loan Modification.

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

The fair value hierarchy of the Company’s inputs used in the determination of fair value for assets and liabilities during the current period consists of three levels. Level 1 inputs are composed of unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs incorporate the Company’s own best estimate of what market participants would use in pricing the asset or liability at the measurement date where consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. If inputs used to measure an asset or liability fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents financial assets and liabilities measured at fair value on a recurring basis and their related valuation inputs as of January 31, 2010 and as of July 31, 2009, respectively (in thousands):

		Fair Value Measurements at Reporting Date Using
January 31, 2010	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$82,908	$82,908	$—	$—
Short-term investments	701	701	—	—
Other assets (Restricted Cash)	451	451	—	—

Total Assets	$84,060	$84,060	$—	$—

Current liabilities (Convertible Notes)	$1,520	$—	$1,520	$—
Long-term debt, net of current	31,250	—	31,250	—

Total Liabilities	$32,770	$—	$32,770	$—

July 31, 2009	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$86,488	$86,488	$—	$—
Short-term investments	9,152	7,796	1,356	—
Prepaid expenses and other current assets (2)	561	561	—	—
Other assets (Restricted Cash)	1,449	777	672	—

Total assets	$97,650	$95,622	$2,028	$—

Current liabilities (Convertible Notes)	$1,520	$—	$1,520	$—
Long-term debt, net of current	32,610	—	32,610	—
Other accrued expenses (2)	561	561	—	—

Total liabilities	$34,691	$561	$34,130	$—

(1)	The cash and cash equivalents as of January 31, 2010 and July 31, 2009 includes cash held in operating accounts of approximately $45.6 million and $9.1 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	As of July 31, 2009, the Company had assets held in a Rabbi Trust, which generally included actively traded mutual funds and money market accounts.

The carrying value of the Company’s long term debt was estimated using inputs derived principally from market observable data, including current rates offered to the Company for debt of the same or similar maturities. Within the hierarchy of fair value measurement, these are level 2 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities related to non-recurring transactions requiring valuation disclosures as of January 31, 2010 or as of July 31, 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective August 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under Accounting Standards Codification, or ASC, 805, this update provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the step acquisition model will be eliminated. Additionally, it changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally be accounted for in-purchase accounting at fair value; (4) in-process research and development will be capitalized and either amortized over the life of the product or written off if the project is abandoned or impaired; (5) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (6) restructuring costs generally will be expensed in periods subsequent to the acquisition date. Since this accounting update is applicable to future acquisitions completed after August 1, 2009 and the Company did not have any business combinations subsequent to August 1, 2009 to date, the adoption of this update did not have an impact on the Company’s consolidated financial statements. This accounting update also amended accounting for uncertainty in income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also follow the provisions of this update. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting will be recognized in current period income tax expense.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In August 2009, the FASB issued Update No. 2009-05, which amends ASC 820 to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The update is effective beginning second quarter of 2010 for the Company. The adoption of this update did not have an impact the Company’s consolidated financial statements.

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

In October 2009, the FASB issued ASC update No. 2009-13, to Topic 605, Revenue Recognition. These amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The amendments will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2010, with earlier adoption permitted. The Company believes that the adoption of this new standard may have a material effect on its financial position and results of operations. However, the Company is not able to estimate the effect on its financial position and results of operations.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. SUBSEQUENT EVENTS

On March 2, 2010, the Company announced the pricing of an underwritten public offering of 15,500,000 shares of its common stock at $2.85 per share. The Company also granted to its underwriters a 30-day option to purchase up to an aggregate of 2,325,000 additional shares of common stock to cover over-allotments, if any. This option was exercised on March 3, 2010, bringing the total number of shares issued by the Company in this offering to 17,825,000. The offering closed on March 8, 2010 and resulted in net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $47.5 million. All of the shares offered by the Company were pursuant to an effective shelf registration statement previously filed with the SEC in November 2009. The impact of this transaction will be reflected in the Company’s financial results for the quarter ending April 30, 2010.

In March 2010, the Company repurchased $34.9 million in aggregate principal and premium 3.5% Convertible Senior Subordinated Notes due 2011 at a discount to their par value for net cash consideration of $30.9 million. The Company has accounted for the repurchase of these notes as an extinguishment of debt in accordance with Topic 860 and will record a net gain on extinguishment of debt of approximately $0.6 million. In addition, the Company will recognize a previously deferred gain on extinguishment, as described in Note 8 above, of $1.1 million. The impact of this transaction will be reflected in the Company’s financial results for the quarter ending April 30, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Conditions and Outlook

LTX-Credence Corporation (“LTX-Credence” or the “Company”), provides focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and entertainment market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics.

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

LTX-Credence Corporation was incorporated in Massachusetts in 1976. Our executive offices are located at 1355 California Circle, Milpitas, California 95035 and our telephone number is 781-467-1000. The terms “LTX-Credence” and the “Company” refer to LTX-Credence Corporation and its wholly owned subsidiaries unless the context otherwise indicates. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the Investor Relations section of our website at www.ltxc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

On August 29, 2008, LTX Corporation and Credence Systems Corporation (“Credence”) completed a merger of equals (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” (“LTXC”) and changed the symbol under which its common stock trades on the NASDAQ Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTXC. On January 30, 2009, LTXC completed a statutory merger of Credence with and into LTXC with LTXC being the surviving corporation. Our results of operations for the six months ended January 31, 2009 include Credence’s operating results from August 29, 2008 through January 31, 2009.

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

Revenue Recognition

Our revenue recognition policy is described in detail in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, if required, has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

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

Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determining appropriate market comparables. We believe these assumptions to be reasonable, but actual conditions are unpredictable and inherently uncertain. Actual future results may differ from our estimates.

As discussed in Note 2 to the consolidated financial statements, there were no impairment conditions present during the quarter ending January 31, 2010, and therefore we did not conduct an interim impairment test. During the quarter ending January 31, 2009 we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at that date. We will perform these analyses if indicators of impairment return.

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

Impairment of Long-Lived Assets

In connection with the merger with Credence, during the quarter ended January 31, 2009, we developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain long-lived assets related to the ASL3K RF, Diamond D-40, and Sapphire product lines. In light of the economic conditions existing at the time, we also recognized a $1.3 million loss on certain long-lived assets for which we did not believe we would recover the cost. Accordingly, we recorded an impairment loss for the three months ended January 31, 2009 of $5.0 million.

We experienced a significant decline in our stock price and lower than expected revenues for the year ended July 31, 2009, which caused us to conduct recoverability tests in accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC (formerly known as SFAS No. 144), based on undiscounted cash flows of our long-lived assets which contemplates significant cost-savings. As a result of these tests, we determined there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. As a result of sustained improvement in the stock price as of January 31, 2010, increased sales, and overall improvement in the industry and macro-economy, there were no indictors that required us to conduct a recoverability test as of the quarter ending January 31, 2010.

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

In accordance with Topic 805, Business Combinations to the FASB ASC (formerly known as SFAS No. 141, Business Combinations) (“ASC 805”), we recorded a charge upon the consummation of the merger for the full amount of the acquired in-process research and development

Recent Accounting Pronouncements

See Note 10 to the consolidated financial statements included in this Quarterly Report of Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.9	78.1	48.6	64.6
Inventory-related provision	—	18.5	—	24.9

Gross profit	54.1	3.4	51.4	10.5
Engineering and product development expenses	25.0	71.4	26.5	54.4
Selling, general and administrative expenses	19.2	49.3	19.9	37.9
Impairment charges	—	2.6	—	7.5
Amortization of purchased intangible assets	5.6	14.6	5.9	9.6
Acquired in-process research and development	—	—	—	8.0
Restructuring	1.7	48.3	1.4	23.9

Income (loss) from operations	2.6	(182.8)	(2.3)	(130.8)
Other income (expense):
Interest expense	(2.3)	(3.5)	(2.6)	(2.7)
Investment income	—	2.5	0.1	2.2
Other income	1.2	(1.8)	1.5	0.4
Gain on extinguishment of debt, net	0.6	6.4	1.0	2.9

Income (loss) before provision for income taxes	2.1	(179.2)	(2.3)	(128.0)
Provision for income taxes	0.4	0.2	0.3	0.8

Net income (loss)	1.7%	(179.4)%	(2.6)%	(128.8)%

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

Three and Six Months Ended January 31, 2010 Compared to the Three and Six Months Ended January 31, 2009

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services, net of returns and allowances. Net sales for the three months ended January 31, 2010 increased 57.9% to $48.0 million as compared to $30.4 million in the same quarter of the prior year. Net sales for the six months ended January 31, 2010 increased 15.9% to $89.9 million as compared to $77.5 million for the same six month period of the prior year. The increase in net sales in the quarter and six months ended January 31, 2010 as compared to the same periods in the prior year is due to improvement in the overall economic environment, and higher demand from certain customers in Asia and Europe.

Service revenue, included in net sales, accounted for $11.4 million, or 23.7% of net sales, and $17.6 million, or 57.9% of net sales, for the three months ended January 31, 2010 and 2009, respectively, and $24.2 million or 26.9% of net sales, and $33.5 million or 43.2% of net sales for the six months ended January 31, 2010 and 2009, respectively. The decrease in service revenue is primarily a result of a reduction in service contract usage in line with underutilization of testers due to prolonged unfavorable industry and market conditions which have significantly impacted the semiconductor industry capital expenditures for automated testing equipment.

Geographically, sales to customers outside of the United States were 66.6% and 61.2% of net sales for the three months ended January 31, 2010 and 2009, respectively, and 61.2% and 52.9% of net sales for the six months ended January 31, 2010 and 2009, respectively. The increase in sales to customers outside the United States was a result of increased demand primarily in Taiwan and China, as well as an increase in the volume of sales to certain customers in Europe during the second quarter of fiscal 2010.

Inventory-related provision. We recorded an inventory-related provision of $5.6 million or 18.5% of net sales in the three months ended January 31, 2009. The provision consisted of $0.8 million related to the implementation of product roadmap decisions related to the ASL 3KMS line and $4.8 million related to future requirements of last time buy components related to the implementation of the product roadmap decisions. For the six months ended January 31, 2009, we recorded an inventory-related provision of $19.3 million, or 24.9% of net sales, which in addition to the $5.6 million noted above also included excess and obsolete inventory as a result of the determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. Product roadmap decisions to eliminate the ASL 3KRF and the Diamond D-40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to our Fusion CX product line which is being phased out in favor of our Fusion MXc product line.

Gross profit margin. The gross profit margin was $26.0 million or 54.1% of net sales in the three months ended January 31, 2010, as compared to $1.0 million or 3.3% of net sales in the same quarter of the prior year. For the six months ended January 31, 2010, the gross profit margin was $46.2 million or 51.4% of net sales as compared to $8.1 million or 10.5% of net sales for the six months ended January 31, 2009. The increase in the gross profit margin for the three months ended January 31, 2010 as compared to January 31, 2009 was driven by an increase in revenue as well as the $5.6 million inventory-related provision recorded for the three months ended January 31, 2009 that did not recur in three months ended January 31, 2010. The increase in the gross profit margin for the six months ended January 31, 2010 as compared to the six months ended January 31, 2009 was primarily the result of increased net sales coupled with lower cost of sales resulting from our merger-related integration savings, as well as the inventory-related provision of $19.3 million recorded in the six months ended January 31, 2009 that did not recur in the six months ended January 31, 2010.

Engineering and product development expenses. Engineering and product development expenses were $12.0 million, or 25.0% of net sales, in the three months ended January 31, 2010, as compared to $21.7 million, or 71.4% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2010, engineering and product development expenses were $23.8 million or 26.5% of net sales, compared to $42.2 million or 54.4% of net sales for the six months ended January 31, 2009. The decrease in engineering and product development expenses for the three and six months ended January 31, 2010 as compared to the three and six months ended January 31, 2009 is principally a result of decreased payroll and operating expenses associated with our merger related integration cost reduction plan. As a result of this plan, headcount was down from 625 at the beginning of FY 2009 to 315 as of January 31, 2010 in this area.

Selling, general and administrative expenses. Selling, general and administrative expenses were $9.2 million, or 19.3% of net sales, in the three months ended January 31, 2010, as compared to $15.0 million, or 49.3% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2010, selling, general and administrative expenses were $17.9 million or 19.9% of net sales as compared to $29.4 million or 37.9% of net sales for the six months ended January 31, 2009. The decrease is principally a result of decreased headcount from 357 at the beginning of fiscal 2009 to 143 as of January 31, 2010, in this area and merger-related expenses recorded in the three and six months ended January 31, 2009 that did not recur in the three and six months ended January 31, 2010.

Impairment charges. There were no impairment charges recorded during the three or six months ended January 31, 2010. Impairment charges were $0.8 million or 2.6% of net sales in the three months ended January 31, 2009. For the six months ended January 31, 2009, impairment charges were $5.8 million or 7.5% of net sales. For the three months ended January 31, 2009, we recorded an impairment charge of $0.8 million related to the revaluation of our land in Hillsboro, Oregon, for the excess of book value over fair value. The impairment charges of $5.0 million for the quarter ended October 31, 2008 were primarily related to write-offs of certain consigned inventory and internal capital equipment acquired from Credence. The charge was based on our determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. We have initiated a phase out of the Diamond D40 and ASL 3RF product lines and as such determined that the demonstration equipment and other equipment to support development of these products are no longer needed or useable in other products.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $2.7 million or 5.6% of net sales for the three months ended January 31, 2010 as compared to $4.4 million or 14.6% of net sales for the same quarter of the prior year. For the six months ended January 31, 2010, amortization associated with these assets was $5.3 million or 5.9% of net sales as compared to $7.4 million or 9.6% of net sales for the six months ended January 31, 2009. The underlying intangible assets relate to acquired technology, customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years based on their expected pattern of use.

Acquired in-process research and development. In connection with the Credence merger, we recorded a charge associated with the write-off of in-process research and development of $6.2 million or 8.0% of net sales for the six months ended January 31, 2009. The most significant acquired in-process research and development relates to Credence’s ASL and Diamond tester product lines.

Restructuring. Restructuring expense was $0.8 million or 1.7% of net sales and $1.2 million or 1.4% of net sales for the three and six months ended January 31, 2010, respectively, as compared to $14.7 million or 48.2% of net sales and $18.5 million or 23.9% of net sales for the same periods in the prior year. The restructuring expense recorded in the three months ended January 31, 2010 is a result of change in sublease assumptions based on current market conditions and future estimated cash flows related to certain of the Company’s office locations, which were restructured during the second quarter of fiscal 2009. The expense incurred during the first quarter of 2010 of $0.4 million related to employee termination-related costs associated with the downsizing of our Hillsboro office facility and Europe. On September 9, 2008, we announced and initiated a restructuring plan. The total cost of the severance related cash charges was $16.5 million of which $12.6 million was recorded as a component of the merger cost in the August 29, 2008 opening balance sheet of Credence and $3.9 million related to the LTX workforce reductions were recorded as a restructuring charge in the statement of operations. On January 20, 2009, we announced additional restructuring actions that resulted in a total cash charge of $8.8 million and included severance and outplacement costs and post-employment benefits. The remainder of the expense incurred in the three months ended January 31, 2009 was related to vacating facilities no longer in use.

Interest expense. Interest expense was $1.1 million for the three months ended January 31, 2010 as compared to $1.1 million for the three months ended January 31, 2009. For the six months ended January 31, 2010, interest expense was $2.3 million compared to $2.1 million for the same period in 2009. Interest expense includes the recognition of the 3.5% interest due semi-annually on the outstanding convertible notes, as well as the ratable recognition of the premium due at maturity on the convertible notes due in May 2011, and interest incurred on borrowings from the secured revolving facility. The decrease on a year to date basis is primarily the result of the decrease in the principal balance of convertible notes outstanding as of January 31, 2010 versus January 31, 2009 as well as the reduction of the balance of a term loan held with Silicon Valley Bank that was fully paid off during the first quarter of fiscal 2010.

Investment income. Investment income was less than $0.1 million for the three months ended January 31, 2010, as compared to $0.8 million for the three months ended January 31, 2009. For the six months ended January 31, 2010, investment income was $0.1 million, compared to $1.7 million for the same period in 2009. The decrease was in line with the reduction of short-term investments as well as lower interest rates earned on short-term investments in the current fiscal year.

Other Income (expense), net. Other income, net, was $0.6 million for the three months ended January 31, 2010 as compared to other expense of $0.6 million for the three months ended January 31, 2009. For the six months ended January 31, 2010, other income, net was $1.3 million as compared to $0.3 million for the same period in fiscal 2009. The increase for the three and six months is primarily the result of a recovery of a previously written off non-trade account receivable of $0.6 million.

Gain on extinguishment of debt, net. At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the first quarter of fiscal 2010, we repurchased approximately $0.6 million of principal amount of the outstanding notes at a discount to their par. The discount to the par value resulted in a net gain on extinguishment of debt of approximately $0.3 million in the six months ended January 31, 2010. We also recognized approximately $0.3 million and $0.6 million in the three and six months ended January 31, 2010, respectively, of previously deferred gains from debt modifications under ASC 470 (EITF 96-19) recorded in prior periods. There were no repurchases in the three months ended January 31, 2010. In the three and six months ended January 31, 2009, we repurchased approximately $2.7 million and $72.0 million, respectively, of principal amount of the Notes at a discount to their par value. The discount to the par value resulted in a net gain on extinguishment of debt of approximately $2.0 million and $2.2 million in the three and six months ended January 31, 2009.

Provision for Income taxes. We recorded an income tax provision of $0.2 million and $0.3 million, respectively, for the three and six months ended January 31, 2010 as compared to $0.1 million and $0.6 million, respectively, for the three and six months ended January 31, 2009. The provisions were primarily due to foreign tax on earnings generated in foreign jurisdictions. As of January 31, 2010 and July 31, 2009, the total liability for unrecognized income tax benefits was $13.7 million (of which $4.4 million, if recognized, would favorably affect our income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing tax assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income (loss). Net income was $0.8 million, or $0.01 per basic and diluted share, in the three months ended January 31, 2010, as compared to net loss of $54.5 million, or ($0.43) per basic and diluted share, in the same quarter of the prior year. For the six months ended January 31, 2010, our net loss was $2.4 million, or ($0.02) per basic and diluted share, as compared to a net loss of $99.9 million or $(0.85) per basic and diluted share for the six months ended January 31, 2009. The $55.3 million and $97.5 million decrease in net loss in the three and six months ended January 31, 2010, respectively, was principally due to $49.8 million of charges associated with impairment and inventory-related provisions associated with current product roadmap determination, as well as restructuring expense, incurred in fiscal 2009 that did not recur in fiscal 2010.

Liquidity and Capital Resources

As of January 31, 2010, we had $83.6 million in cash and cash equivalents and marketable securities and net working capital of $59.5 million, as compared to $95.6 million of cash and cash equivalents and marketable securities and $47.2 million of net working capital at July 31, 2009. The decrease in the cash and cash equivalents and marketable securities was due to our pay down of our term loan with Silicon Valley Bank of $12.2 million, debt repurchases of $0.3 million, purchases of property and equipment of $1.6 million, as well as cash used for working capital needs.

Accounts receivable from trade customers, net of allowances, was $32.9 million at January 31, 2010, as compared to $23.6 million at July 31, 2009. The increase is due mainly to revenues outpacing cash collections for the quarter ending January 31, 2010. The allowance for doubtful accounts was $0.2 million, or 0.6% of gross trade accounts receivable, at January 31, 2010 and $0.5 million, or 2.0% of gross trade accounts receivable at July 31, 2009.

Accounts receivable from other sources, principally amounts due from vendors, increased to $1.5 million at January 31, 2010, from the July 31, 2009 balance of $1.4 million, primarily due to an increase in volume of sales to these sources.

Net inventories decreased by $5.5 million to $29.8 million at January 31, 2010 as compared to $35.3 million at July 31, 2009 primarily due to the sale of production inventory in our normal course of doing business.

Prepaid expenses and other current assets decreased by $3.9 million to $8.3 million at January 31, 2010 as compared to $12.2 million at July 31, 2009 primarily due to the liquidation of assets in a deferred compensation plan, reduction of our prepaid rent for the comparative periods related to our downsizing activities in our Oregon facility, and monthly amortization of prepaid insurance premiums.

Future cash payments related to severance restructuring actions are approximately $1.0 million and are expected to be paid out within 12 months.

Capital expenditures totaled approximately $1.6 million for the six months ended January 31, 2010, as compared to $5.2 million for the six months ended January 31, 2009. Expenditures for the quarter ended January 31, 2010 were composed primarily of tester spare parts. Expenditures for the quarter ended January 31, 2009 were composed of testers and tester spare parts.

We had $1.6 million in net cash provided by operating activities for the six months ended January 31, 2010 as compared to net cash used in operating activities of $24.0 million for the six months ended January 31, 2009. The net cash provided by operating activities for the six months ended January 31, 2010 was primarily related to our net income of $0.8 million offset by a net decrease in working capital of $11.8 million, and non-cash items, principally depreciation and amortization, of approximately $15.8 million. The net cash used in operating activities of $24.0 million for the six months ended January 31, 2009 was primarily related to our net loss of $99.9 million offset by non-cash items, principally depreciation and amortization, inventory-related provision, and impairment charges, of approximately $52.6 million and a net decrease in working capital of $23.3 million.

We had $7.7 million in net cash provided by investing activities for the six months ended January 31, 2010 as compared to net cash provided by investing activities of $143.6 million for the six months ended January 31, 2009. The net cash provided by investing activities for the six months ended January 31, 2010 was primarily related to $9.6 million in proceeds from sales and maturities of available-for-sale securities, offset by $1.6 million in purchases of property and equipment and $0.3 million of purchases of available-for-sale securities. The net cash provided by investing activities for the six months ended January 31, 2009 was primarily related to $134.3 million in cash received from the merger with Credence, as well as proceeds from the maturities of available-for-sale securities of $14.4 million, offset by $5.2 million in purchases of property and equipment.

We had $12.9 million in net cash used in financing activities for the six months ended January 31, 2010 as compared to net cash used in financing activities of $69.1 million for the six months ended January 31, 2009. The net cash used in financing activities for the six months ended January 31, 2010 was primarily related to payments made on our term loan of $12.2 million as well as payments of convertible senior subordinated notes of $0.3 million. The net cash used in financing activities for the six months ended January 31, 2009 was primarily related to payments made on our convertible subordinated notes of $66.6 million and payments on our term loan of $2.1 million.

Loan Agreements with Silicon Valley Bank (“SVB”)

On December 7, 2006, we executed a loan and security agreement with SVB (“Loan Agreement”).

On February 25, 2009, we entered into a modification of our Loan Agreement with SVB to provide for a two-year secured revolving line of credit (the “First Loan Modification Agreement”) that expires in February 2011. The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of up to a maximum of $40.0 million. Any amounts outstanding under the secured credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. Our debt obligations under the secured credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the First Loan Modification Agreement).

The secured credit facility contains negative covenants applicable to us, including a financial covenant requiring us to maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan and secured line of credit plus $7.0 million at all times, and plus $20.0 million at the end of any fiscal quarter. The secured credit facility also contains restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

As part of this transaction, we capitalized approximately $0.4 million of legal and other third-party fees and are recognizing the costs over the two-year term of the secured credit facility, in accordance with the provisions of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (also codified in ASC 470). As of January 31, 2010, $0.2 million of these costs remains to be amortized.

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

On August 5, 2009, we entered into a fourth loan modification agreement (the “Fourth Loan Modification Agreement”) with SVB, which modified the terms of a liquidity covenant contained in the Loan Agreement and provides for adjustments in the amount of the revolving line of credit based on the level of Quick Assets (as defined in the Loan Agreement). In connection with the Fourth Loan Modification Agreement we have repaid in full all principal and interest on its outstanding term loan with SVB.

As of January 31, 2010, we have drawn down $39.4 million under the secured revolving credit facility. Because of the minimum level of liquidity required per the financial covenant noted above, we have classified the borrowings under the secured revolving credit facility as a current liability on our consolidated balance sheet.

Convertible Senior Subordinated Notes

At the date of the Merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due in May 2010 (“Notes”). In the year ended July 31, 2009, we repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for a net cash consideration of $76.3 million, and also entered into an exchange transaction with two noteholders which reduced the aggregate principal amount outstanding but extended the due date to May 2011. In the three months ending October 31, 2009, we repurchased an additional $0.6 million of notes. As of January 31, 2010, the Company has $1.5 million of notes outstanding that are due in May 2010 which were not part of the exchange transaction and $33.3 million of notes outstanding due in May 2011.

We accounted for the repurchase of the notes as an extinguishment of debt in accordance with Topic 860, Transfers and Servicing, to the FASB ASC (formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125) (“Topic 860”) and have recorded a net gain on extinguishment of debt of $0.3 million in the six months ended January 31, 2010 and $2.4 million in the year ended July 31, 2009.

As noted above, in March and May of 2009, we entered into exchange transactions with two noteholders to exchange $47.3 million of Notes with $33.9 million of 3.5% Convertible Senior Subordinated Notes due May 2011 (“New Notes”), which included cash consideration of $10.6 million. The May transaction resulted from our Exchange Offer which was described in the Offering Circular, dated April 22, 2009 and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). As the terms and conditions of the New Notes did not substantially change from the Notes, we concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $2.4 million on these exchange transactions was deferred and is being amortized over the remaining holding period of the New Notes. For the three and six months ended January 31, 2010, we have recorded $0.3 million and $0.6 million, respectively, of this gain in the statement of operations. As of January 31, 2010, $1.3 million of the deferred gain is recorded on our consolidated balance sheet

The New Notes are unsecured senior subordinated indebtedness, rank equally with the Old Notes and bear interest at the rate of 3.5% per annum. Interest is payable on the New Notes by us on May 15 and November 15 of each year through maturity on May 15, 2011, commencing on November 15, 2009. At maturity, we will be required to repay the outstanding principal of the New Notes, together with any accrued and unpaid interest thereon, and pay a maturity premium equal to 7.5% of such principal. New Notes may be issued only in denominations of $1,000 or an integral multiple thereof.

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

On August 1, 2009, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the New Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the New Notes were reassessed and the debt component of the New Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of FSP APB 14-1 was not material to all periods presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the New Notes.

We also adopted the provisions of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, codified into FASB ASC 470, Debt, which became effective for us on August 1, 2009. We determined that there was not impact to our financials upon adoption.

For the three months and six months ended January 31, 2010, we recorded additional interest expense in our statement of operations of approximately $0.2 and $0.5 million, respectively, associated with the amortization of the debt discount. The statement of operations and statement of cash flows for the three and six months ended January 31, 2009 were not impacted by the adoption of the new guidance as the Exchange Offer occurred in May 2009.

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of January 31, 2010 (in thousands):

January 31, 2010
Convertible Senior Subordinated Notes due 2011	$33,308
Less: Unamortized debt discount	(2,058)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$31,250

The remaining debt discount of $2.1 million as of January 31, 2010 is being amortized over the term of the New Notes, which is approximately 1.3 years.

Covenants

As of January 31, 2010, we were in compliance with all underlying covenants associated with our various debt obligations, including maintaining approximately $77.1 million in cash and cash equivalents in accounts with SVB to meet our minimum level of liquidity covenant as modified by The Fourth Loan Modification

We operate in a highly cyclical industry and we have and may continue to experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. In addition, our loan arrangement with Silicon Valley Bank includes a material adverse change clause that could permit the bank to demand current payment of our long term loan in the event a material adverse change occurs under the terms of the loan agreement. We have met all financial and contractual agreements with SVB and management believes we have not triggered a material adverse condition as of January 31, 2010. To mitigate the impact on significant fluctuations in our business risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel, a company-wide reduction in base salary of 8% for a one year period ending April 30, 2010, and other variable overhead expenses. We believe that these reductions in operating costs have not impaired our ability to fund critical product research and development efforts and allow us to continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to an industry downturn or a significant upturn much faster than in the past.

As of January 31, 2010, we have $83.6 million of cash less $40.9 million of short term debt obligations or net short term cash available of $42.7 million. Additionally, as noted above, in March 2009 and May 2009, we successfully restructured $47.3 million of our convertible notes that were originally due in May 2010 to New Notes of $33.9 million which are due in May 2011. We believe that our net short-term cash available of approximately $42.7 million, and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements over the next twelve months.

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

Subsequent Events

As further described in Note 11 to our consolidated financial statements, on March 2, 2010, we announced the pricing of an underwritten public offering of 15,500,000 shares of its common stock at $2.85 per share. We also granted to our underwriters a 30-day option to purchase up to an aggregate of 2,325,000 additional shares of common stock to cover over-allotments, if any. This option was exercised on March 3, 2010, bringing the total number of shares issued by us in this offering to 17,825,000. The offering closed on March 8, 2010 and resulted in net proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $47.5 million. All of the shares offered by us were pursuant to an effective shelf registration statement previously filed with the SEC in November 2009. The impact of this transaction will be reflected in our financial results for the quarter ending April 30, 2010.

In March 2010, we repurchased $34.9 million in aggregate principal and premium 3.5% Convertible Senior Subordinated Notes due 2011 at a discount to their par value for net cash consideration of $30.9 million. We have accounted for the repurchase of these notes as an extinguishment of debt in accordance with Topic 860 and will record a net gain on extinguishment of debt of approximately $0.6 million. In addition, we will recognize a previously deferred gain on extinguishment, as described above, of $1.1 million. The impact of this transaction will be reflected in our financial results for the quarter ending April 30, 2010.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible senior subordinated notes, borrowings on our secured credit facility, rental properties, inventory purchase commitments, severance payments and other operating leases.

The aggregate outstanding amount of the contractual obligations is $44.3 million as of January 31, 2010. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of the date of this filing and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

	Total	2010	2011–2012	2013–2014	Thereafter
	(in thousands)
Contractual Obligations:
Borrowings on secured credit facility (including interest)	$—	$—	$—	$—	$—
Convertible senior subordinated notes due 2011 (including interest)	921	15	906	—	—
Convertible senior subordinated notes due 2010 (including interest)	1,546	1,546	—	—	—
Operating leases	34,074	1,983	10,740	8,791	12,560
Inventory commitments	6,767	6,767	—	—	—
Severance	981	981	—	—	—

Total Contractual Obligations	$44,289	$11,292	$11,646	$8,791	$12,560

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing in turn a cyclical impact on our financial results. Industry order rates declined significantly in fiscal 2009. Although industry conditions have recently improved, the timing and level of a sustained industry recovery is uncertain at this time as we progress through our fiscal 2010. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. Through the date of this filing, in fiscal 2010 we repurchased approximately $33.0 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2011, reducing our cash and cash equivalents. This is in addition to the significant repurchases made during the year ended July 31, 2009, when we repurchased approximately $87.0 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2010. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on the remaining balance of Convertible Senior Subordinated Notes due May 2011, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. In addition, in the event of a material adverse change (as such term is defined in our loan agreements with Silicon Valley Bank) we would be in default under our revolving credit facility which could permit the bank to accelerate the maturity of the facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

We have substantial indebtedness.

As of the date of this report, we have $1.5 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes due May 2010 and $0.9 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes due May 2011. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our competitors in the market for semiconductor test equipment include Advantest Corporation, Teradyne Inc, and Verigy Ltd. All of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our stock price is volatile.

In the twelve-month period ending on January 31, 2010, our stock price ranged from a low of $0.18 to a high of $2.86. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

•	quarterly variations in operating results;

•	variances of our quarterly results of operations from securities analysts’ estimates;

•	changes in financial estimates and recommendations by securities analysts;

•	announcements of technological innovations, new products, or strategic alliances; and

•	news reports relating to trends in our markets.

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

There has been no material change in our Market Risk exposure since the filing of the 2009 Annual Report on Form 10-K.

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

Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) The Company held its Annual Meeting of Stockholders on December 9, 2009.

(b) Stockholders elected Roger W. Blethen, Roger J. Maggs and Ping Yang as Class II Directors to serve additional terms of three years. The Company’s other directors after the Annual Meeting are Lori Holland, Stephen M. Jennings and Bruce R. Wright, who serve as Class I Directors, with their terms of office expiring at the 2011 Annual Meeting of Stockholders, and Messrs. Mark S. Ain and David G. Tacelli who serve as Class III Directors, with their terms of office expiring at the 2010 Annual Meeting of Stockholders.

(c) Matters voted upon and the results of the voting were as follows:

i.

Stockholders voted 100,711,722 shares FOR and 9,278,094 shares WITHHELD from the election of Roger W. Blethen as Class II Director.

Stockholders voted 107,198,666 shares FOR and 2,791,150 shares WITHHELD from the election of Roger J. Maggs as Class II Director.

Stockholders voted 107,232,715 shares FOR and 2,757,101 shares WITHHELD from the election of Ping Yang as Class II Director.

ii.

Stockholders voted 65,297,254 shares FOR and 1,498,735 shares AGAINST, and 1,158,803 shares ABSTAINED regarding the vote to approve an amendment and restatement of the Company’s 2004 Employee Stock Purchase Plan to, among other things, increase the number of shares of common stock available for issuance thereunder by 1,200,000 shares.

iii.

Stockholders voted 107,894,896 shares FOR, 1,557,127 shares AGAINST, and 537,793 shares ABSTAINED regarding the vote to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for its 2010 fiscal year.

Item 6.	Exhibits

(i)	Exhibit 31.1 and Exhibit 31.2—Rule 13a-14(a)/15d-14(a) Certifications

(ii)	Exhibit 32—Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: March 12, 2010	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)