Form 10-Q
period 2010-04-30
LTX-CREDENCE CORP
filed 2010-06-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 7, 2010
Common Stock, $0.05 par value per share	146,850,308 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2010	July 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,520	$86,488
Marketable securities	461	9,152
Accounts receivable—trade, net of allowances of $110 and $481, respectively	38,246	23,578
Accounts receivable—other	1,683	1,374
Inventories	26,813	35,339
Prepaid expenses and other current assets	4,742	12,163

Total current assets	147,465	168,094
Property and equipment, net	29,973	38,301
Intangible assets, net	14,941	22,933
Goodwill	43,030	43,030
Other assets (includes $369 and $777, respectively, in restricted cash)	934	2,811

Total assets	$236,343	$275,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,520	$53,120
Accounts payable	15,421	18,551
Deferred revenues and customer advances	10,593	7,373
Other accrued expenses	29,847	41,827

Total current liabilities	57,381	120,871
Long-term debt, less current portion	800	32,610
Other long-term liabilities	16,480	16,284
Stockholders’ equity:
Common stock	7,319	6,351
Additional paid-in capital	745,921	695,009
Accumulated other comprehensive income	6	117
Accumulated deficit	(591,564)	(596,073)

Total stockholders’ equity	161,682	105,404

Total liabilities and stockholders’ equity	$236,343	$275,169

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net product sales	$45,020	$11,547	$110,671	$55,581
Net service sales	11,049	13,120	35,248	46,620

Net sales	56,069	24,667	145,919	102,201
Cost of sales	23,921	17,674	67,603	67,754
Inventory-related provision	—	—	—	19,311

Gross profit	32,148	6,993	78,316	15,136
Engineering and product development expenses	12,339	16,556	36,179	58,729
Selling, general and administrative expenses	11,414	11,120	29,295	40,502
Impairment charges	—	—	—	5,799
Amortization of purchased intangible assets	2,664	4,446	7,992	11,856
Acquired in-process research and development	—	—	—	6,200
Restructuring	788	3,315	2,027	21,845

Income (Loss) from operations	4,943	(28,444)	2,823	(129,795)
Other income (expense), net:
Interest expense	(330)	(1,708)	(2,657)	(3,804)
Investment income	43	319	136	2,012
Other income	12	1,219	1,325	1,498
Gain on extinguishment of debt, net	2,126	992	3,057	3,209

Income (Loss) before (benefit)/provision for income taxes	6,794	(27,622)	4,684	(126,880)
(Benefit)/Provision for income taxes	(35)	197	236	835

Net income (loss)	$6,829	$(27,819)	$4,448	$(127,715)

Net income (loss) per share:
Basic	$0.05	$(0.22)	$0.03	$(1.06)
Diluted	$0.05	$(0.22)	$0.03	$(1.06)
Weighted-average common and common equivalent shares used in computing net income (loss) per share:
Basic	139,609	127,189	131,912	120,322
Diluted	142,487	127,189	134,175	120,322
Comprehensive income (loss):
Net income (loss)	$6,829	$(27,819)	$4,448	$(127,715)
Unrealized gain (loss) on marketable securities	(11)	610	(111)	622
Cumulative translation adjustment	—	96	—	(487)
Pension liability gain	—	43	—	248

Comprehensive income (loss)	$6,818	$(27,070)	$4,337	$(127,332)

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,448	$(127,715)
Add (deduct) non-cash items:
Inventory-related provision	—	19,311
Stock-based compensation	3,089	3,335
Depreciation and amortization	18,820	28,252
Acquired in-process research and development	—	6,200
Non-cash restructuring charge	2,027	1,161
Gain on extinguishment of debt, net	(3,057)	(3,209)
Impairment charges	—	5,799
Other	1,544	(403)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(14,877)	46,775
Inventories	9,569	(11,309)
Prepaid expenses	5,854	6,851
Other assets	462	15,867
Accounts payable	(3,131)	(6,477)
Accrued expenses	(9,633)	(21,108)
Deferred revenues and customer advances	3,220	(7,433)

Net cash provided by (used in) operating activities	18,335	(44,103)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from merger with Credence Systems Corporation, net of fees paid	—	131,667
Proceeds from sales and maturities of available-for-sale securities	9,820	10,142
Purchases of available-for-sale securities	(326)	—
Purchases of property and equipment	(2,579)	(5,465)

Net cash provided by investing activities	6,915	136,344
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings from revolving credit facility	59,988	39,400
Proceeds from equity offering, net of commissions and fees	47,878	—
Proceeds from shares issued from employees’ stock purchase plan	224	—
Repayments of borrowings from revolving credit facility	(99,361)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,066)	(376)
Payments of term loan	(12,200)	(3,900)
Payments of convertible senior subordinated notes	(31,589)	(71,165)

Net cash used in financing activities	(36,126)	(36,041)
Effect of exchange rate changes on cash	(92)	(577)

Net increase (decrease) in cash and cash equivalents	(10,968)	55,623
Cash and cash equivalents at beginning of period	86,488	51,052

Cash and cash equivalents at end of period	$75,520	$106,675

BUSINESS ACQUISITION, NET OF CASH ACQUIRED:
Fair value of tangible assets acquired	$—	$(141,353)
Fair value of liabilities assumed	—	233,537
Fair value of stock issued	—	117,723
Fair value of stock options and RSUs exchanged	—	2,863
Cost in excess of fair value (goodwill)	—	(29,974)
Fair value of acquired identifiable intangible assets	—	(38,700)
In-process research and development	—	(6,200)
Less acquisition costs paid	—	(6,229)

Net cash received from merger with Credence Systems Corporation	—	$131,667

See accompanying Notes to Consolidated Financial Statements.

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

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the Nasdaq Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a statutory merger of Credence in which Credence was legally dissolved and merged into the Company with the Company being the surviving corporation. The Company’s consolidated statement of operations for the nine months ended April 30, 2009 include Credence’s operating results from August 29, 2008 through April 30, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2009. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2010 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2010.

Effective August 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuers nonconvertible borrowing rate. The standard also requires retrospective adoption to previously disclosed consolidated financial statements. Since there was no material effect to previously disclosed consolidated financial statements, no amounts have been revised in the unaudited consolidated financial statements to reflect the adoption of this guidance for the three and nine months ended April 30, 2009 or at July 31, 2009. See Note 8 for a discussion of the impact of the implementation of this standard.

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

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month, except for sales, cost of sales and depreciation, which are primarily remeasured at actual rates in effect at the transaction dates. Net realized gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the three or nine months ended April 30, 2010 or 2009, respectively.

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

As further described in Note 11, the Company is currently assessing the impact to the Company’s financial statements of the adoption of ASC Update No. 2009-13, which is an update to Topic 605, Revenue Recognition. The update establishes a selling-price hierarchy for determining the selling price of a deliverable under a revenue arrangement. The update will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2010, with earlier adoption permitted.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and nine months ended April 30, 2010 and 2009, respectively.

Income Taxes

Income tax expense relates principally to operating results in foreign entities in jurisdictions primarily in Asia and Europe. The Company recorded an income tax provision/ (benefit) of less than ($0.1) million and $0.2 million, respectively, for the three and nine months ended April 30, 2010. For the three and nine months ended April 30, 2009, the Company recorded an income tax provision of $0.2 million and $0.8 million, respectively.

As of April 30, 2010 and July 31, 2009, the total liability for unrecognized income tax benefits was $13.9 million and $13.7 million, respectively, (of which $4.7 million and $4.4 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of April 30, 2010 and July 31, 2009, the Company had accrued approximately $1.1 million for potential payment of accrued interest and penalties.

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

The Company recognizes stock-based compensation on its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation, to the FASB ASC (formerly known as SFAS No. 123R, Share-Based Payment) (“ASC 718”). Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. The Company recorded stock-based compensation expense of approximately $1.1 million and $3.1 million for the three and nine months ended April 30, 2010, respectively, and $0.9 million and $3.3 million, respectively, for the three and nine months ended April 30, 2009, in connection with its share-based payments.

There were no equity awards granted during the quarter ended April 30, 2010.

During the quarter ended January 31, 2010, the Company granted an annual award of 140,000 RSUs to members of the Board of Directors with vesting terms of one year.

During the quarter ended October 31, 2009, the Company granted 2,567,000 RSUs to certain executives and key employees with vesting terms of between three months and four years. Of these, approximately 880,000 were granted to certain executives in lieu of cash as compensation related to a merger integration bonus tied to key success elements of the merger. These units vest over one year and the fair value of these awards are being recognized by the Company as a reduction to the bonus accrual.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to our customers. The Company generally offers a warranty for all of its products, the standard terms and conditions of which are based on the product sold and the customer. For all testers sold, the Company accrues a liability for the estimated cost of standard warranty at the time of tester shipment and defers the portion of product revenue attributed to the fair value of non-standard warranty. Costs for non-standard warranty are expensed as incurred. Factors that impact the warranty liability include the number of installed testers, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts amounts as necessary.

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC (formerly known as FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), for the nine months ended April 30, 2010 and 2009:

	Nine Months Ended April 30,
Product Warranty Activity	2010	2009
	(in thousands)
Balance at beginning of period	$3,496	$908
Balance assumed from Credence	—	5,519
Warranty expenditures for current period	(3,664)	(4,544)
Provision for warranty costs in the period	4,509	1,774

Balance at end of period	$4,341	$3,657

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net income (loss)	$6,829	$(27,819)	$4,448	$(127,715)
Basic EPS
Basic common shares	139,609	127,189	131,912	120,322
Basic EPS	$0.05	$(0.22)	$0.03	$(1.06)
Diluted EPS
Basic common shares	139,609	127,189	131,912	120,322
Plus: Impact of stock options and restricted stock units	2,878	—	2,263	—

Diluted common shares	142,487	127,189	134,175	120,322
Diluted EPS	$0.05	$(0.22)	$0.03	$(1.06)

For the three and nine months ended April 30, 2010, options to purchase approximately 6.4 million and 6.7 million shares, respectively, and 10.0 million shares for both the three and nine months ended April 30, 2009, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share also excludes 45,000 RSUs for the nine months ended April 30, 2010 and for the three and nine months ended April 30, 2009 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC (formerly known as SFAS No. 128, Earnings Per Share). The calculation of diluted net income (loss) per share for the three and nine months ended April 30, 2010 and April 30, 2009 also excludes the impact of conversion features of the Company’s Convertible Senior Subordinated Notes due 2010 and 2011 as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash, money market accounts and reverse repurchase agreements. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with the Topic 320, Investments – Debt and Equity Securities, to the FASB ASC (formerly known as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep reverse repurchase agreement program with its bank for certain accounts to allow the Company to enter into secured overnight investments which generally provides a higher investment yield than a regular operating account. The bank provides the Company US treasury securities as collateral for the loan. The maturity of the reverse repurchase agreement is one day, at which point the securities are sold and the proceeds are returned to the Company, plus any accrued interest. The average daily balance of the reverse repurchase agreement for the quarter ended April 30, 2010 was $1.8 million.

Gross unrealized gains and losses for the three and nine months ended April 30, 2010 and April 30, 2009 were not significant. Realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no significant impairment losses recorded in the three or nine months ended April 30, 2010 or April 30, 2009.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2010	July 31, 2009
	(in thousands)
Purchased components and parts	$13,566	$16,811
Units-in-progress	6,472	8,733
Finished units	6,775	9,795

Total inventories	$26,813	$35,339

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2010 and July 31, 2009, inventory is stated net of inventory reserves of $45.1 million and $56.6 million, respectively. There were no material inventory provisions required in the three or nine months ended April 30, 2010. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had sales of $0.4 million of previously written off inventory for the three and nine months ended April 30, 2010. The Company had $0 and $0.2 million, respectively, of sales of previously fully-written off inventory for the three months and nine months ended April 30, 2009.

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

	(in thousands)		(in years)
	April 30, 2010	July 31, 2009	Estimated Useful Lives
Equipment spares	$62,795	$64,422	5 or 7
Machinery, equipment and internally manufactured systems	41,072	43,161	3-7
Office furniture and equipment	5,744	5,909	3-7
Leasehold improvements	6,578	6,633	Term of lease, not to exceed 10 years
Land	2,524	2,524	—
Purchased software	1,242	1,196	3

Property and equipment, gross	119,955	123,845
Less: accumulated depreciation and amortization	(89,982)	(85,544)

Property and equipment, net	$29,973	$38,301

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

The Company experienced a significant decline in its stock price and lower than expected revenues for the year ended July 31, 2009, which caused the Company to conduct recoverability tests in accordance with ASC 360, based on undiscounted cash flows of the Company’s long-lived assets. As a result of these tests, the Company determined that subsequent to the quarter ended April 30, 2009, there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. As a result of sustained improvement in the stock price as of April 30, 2010, increased sales, and overall improvement in the industry and the overall economy, there were no indictors that required the Company to conduct a recoverability test as of the quarter ended April 30, 2010.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets) (“ASC 350”), the Company is required to review goodwill for impairment at least annually or more often if there are indicators of impairment present. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. The Company has one reporting unit for purposes of performing its goodwill impairment testing.

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

As a result of sustained improvement in the stock price as of April 30, 2010, increased sales, and overall improvement in the industry and the overall economy, there were no indicators that required the Company to conduct an interim recoverability test as of the quarter ended April 30, 2010.

Of the $43.0 million of total goodwill, $14.4 million at April 30, 2010 and July 31, 2009 represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. In connection with the merger with Credence, the Company has recorded approximately $28.6 million of goodwill in its consolidated balance sheet at April 30, 2010 and July 31, 2009. This amount represents the excess purchase price over the fair value of the net tangible and intangible assets acquired at August 29, 2008.

The following is a summary of activity for the Company’s goodwill for the nine months ended April 30, 2010 and 2009:

Goodwill Activity	April 30, 2010	April 30, 2009
	(in thousands)
Balance at beginning of period	$43,030	$14,368
Acquisition of Credence	—	29,974
Resolution of uncertain tax position	—	(451)

Balance at end of period	$43,030	$43,891

Intangible assets, all of which relate to the Credence merger, consist of the following:

	Estimated Useful Life (in years)	As of April 30, 2010
Description		Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,565	235
Key customer relationships	3.0	8,500	6,968	1,532
Developed technology—ASL	6.0	16,000	8,636	7,364
Developed technology—Diamond	9.0	9,400	5,286	4,114
Maintenance agreements	7.0	1,900	204	1,696

Total intangible assets		$38,900	$23,959	$14,941

	Estimated Useful Life (in years)	As of July 31, 2009
Description		Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	1,860	940
Key customer relationships	3.0	8,500	5,368	3,132
Developed technology—ASL	6.0	16,000	5,226	10,774
Developed technology—Diamond	9.0	9,400	3,213	6,187
Maintenance agreements	7.0	1,900	—	1,900

Total intangible assets		$38,900	$15,967	$22,933

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated useful life over which these intangible assets will be amortized is 5.8 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount (in thousands)
Remainder of 2010	$2,664
2011	5,961
2012	3,163
2013	1,583
2014	769
Thereafter	801

Total	$14,941

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

In accordance with ASC 805, the Company recorded a charge upon the consummation of the merger for the full amount of the acquired in-process research and development in the nine months ended April 30, 2009.

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of LTX and Credence as if the merger had occurred at the beginning of the period presented, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands, except per share data):

Nine Months Ended April 30, 2009
Net sales	$114,486
Net loss	$(158,377)
Net loss per share—basic and diluted	$(1.35)

The pro forma net loss for the nine months ended April 30, 2009 includes $58.9 million of charges related to Credence for excess and obsolete inventory provisions, property and equipment impairment, acquired in-process research and development, and amortization of acquired intangible assets, all of which was incurred after August 29, 2008. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the merger with Credence occurred at the beginning of the period presented. No pro forma information is presented for the other periods presented in the Company’s consolidated financial statements since Credence’s operations are included in the consolidated results for those periods.

4. SEGMENT REPORTING

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (formerly known as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) (“ASC 280”), the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. The Company and its chief operating decision maker had access to discrete financial information for two operating segments, LTX and Credence immediately subsequent to the completion of the merger. During fiscal 2009, the Company completed its merger integration activities and as a result, the Company’s financial accounting systems and organizational structure were fully integrated and discrete financial information and cash flows are no longer available as of the end of fiscal year 2009. Accordingly, as of April 30, 2010, the Company operates as one operating segment.

The Company’s net sales by geographic area for the three and nine months ended April 30, 2010 and 2009, along with the long-lived assets at April 30, 2010 and July 31, 2009, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Net sales:
United States	$11,264	$11,030	$46,132	$47,513
Taiwan	16,139	4,915	37,030	11,536
Singapore	8,371	1,382	19,854	8,490
Switzerland	5,385	60	9,068	632
Philippines	3,902	743	6,432	12,332
All other countries (none of which is individually greater than 10% of net sales)	11,008	6,537	27,403	21,698

Total Net Sales	$56,069	$24,667	$145,919	$102,201

Long-lived assets consist of property and equipment:

	April 30, 2010	July 31, 2009
	(in thousands)
Long-lived assets:
United States	$26,405	$34,445
Singapore	1,945	1,837
Philippines	494	536
All other countries	1,129	1,483

Total long-lived assets	$29,973	$38,301

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

Additionally, the Company recorded as part of its purchase accounting a liability of approximately $13.0 million in accordance with EITF Issue No. 95-3 (codified as part of ASC Topic 805), Recognition of Liabilities in Connection with a Purchase Business Combination primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, the Company recorded a charge to operations in the quarter ending October 31, 2008 for a liability of approximately $2.9 million for legacy LTX employees related to the merger with Credence and other post-employment obligations. The Company’s plan was finalized within one year of the date of the merger and all adjustments to severance and/or retention costs directly related to the Credence restructuring were recorded as an adjustment to goodwill. On January 20, 2009, the Company announced additional restructuring actions that resulted in a total charge of $9.0 million. Also, in the three months ended April 30, 2009, the Company recorded a charge of $5.7 million related to costs associated with vacating several facilities that are no longer being utilized. On April 23, 2009, the Company announced additional employee-related restructuring actions that resulted in a total charge of $3.0 million.

In the three months ended April 30, 2010, the Company recorded a charge of approximately $0.8 million related to additional square footage vacated in a previously restructured facility.

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

The following table sets forth the Company’s restructuring accrual activity for the nine months ended April 30, 2010 (in thousands):

	Severance Costs	Facility Leases	Total
Balance July 31, 2009	$2,820	$5,565	$8,385
Additions to expense	438	1,589	2,027
Accretion and elimination of unfavorable lease liability	—	292	292
Cash paid	(2,482)	(1,221)	(3,703)

Balance April 30, 2010	$776	$6,225	$7,001

The Company has classified approximately $2.3 million of this balance as other accrued expenses on its consolidated balance sheet. The remaining balance of approximately $4.7 million primarily represents the present value of future facility lease payments and is classified as other long-term liabilities since these amounts will not be paid within the next twelve months.

6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2009 or April 30, 2010.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of July 31, 2009 or April 30, 2010.

The Company has approximately $8.3 million and $8.0 million, respectively, of non-cancelable inventory commitments with outsource suppliers as of April 30, 2010 and July 31, 2009. The Company expects to consume the inventory through normal operating activity over the next nine months.

The Company has operating lease commitments for certain facilities and equipment. Minimum lease payments under noncancelable leases at April 30, 2010, are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount (in thousands)
Remainder of 2010	$764
2011	4,901
2012	4,947
2013	4,435
2014	4,242
Thereafter	12,577

Total minimum lease payments	$31,866

7. ACCRUED EXPENSES

Other accrued expenses consisted of the following at April 30, 2010 and July 31, 2009:

	(in thousands)
	April 30, 2010	July 31, 2009
Accrued compensation	$9,553	$11,828
Accrued vendor liability	4,698	8,036
Accrued income and local taxes	1,242	2,067
Warranty reserve	4,341	3,496
Accrued restructuring	2,341	4,342
Accrued interest	38	760
Accrued professional fees	1,260	1,647
Other accrued expenses	6,374	9,651

Total accrued expenses	$29,847	$41,827

Accrued vendor liability represents inventory physically located at the Company’s outsourced suppliers which the Company is obligated to purchase.

8. LONG TERM DEBT

Long-term debt consists of the following:

	April 30, 2010	July 31, 2009
	(in thousands)
Borrowings on Secured Credit Facility	$—	$39,400
Convertible Senior Subordinated Notes due 2011	800	32,610
Convertible Senior Subordinated Notes due 2010	1,520	1,520
Bank Term Loan	—	12,200

Total debt	2,320	85,730
Less: current portion	(1,520)	(53,120)

Total long-term debt	$800	$32,610

Loan Agreements with Silicon Valley Bank (“SVB”)

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

The secured credit facility contains negative covenants applicable to the Company, including a financial covenant requiring the Company to maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan, secured line of credit and standby letters of credit plus $7.0 million at all times, plus $20.0 million at the end of any fiscal quarter. The secured credit facility also contains restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

As part of this transaction, the Company capitalized approximately $0.4 million of legal and other third-party fees and is recognizing the costs over the two-year term of the secured credit facility, in accordance with the provisions of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (also codified in ASC 470). As of April 30, 2010 $0.2 million of these costs remains to be amortized.

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

As of April 30, 2010, the Company has no amount outstanding under the secured revolving credit facility. In comparative periods where there was an amount outstanding, because of the minimum level of liquidity required per the financial covenant noted above, the Company has classified the borrowings under the secured revolving credit facility as a current liability on its consolidated balance sheet.

Convertible Senior Subordinated Notes

At the date of the Merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due in May 2010 (“Notes”). In the year ended July 31, 2009, the Company repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for a net cash consideration of $76.3 million, and also entered into an exchange transaction with two noteholders which reduced the aggregate principal amount outstanding but extended the due date to May 2011. In the three months ending October 31, 2009, the Company repurchased an additional $0.6 million of notes. In March 2010, the Company repurchased $33.5 million in aggregate principal and premium 3.5% Convertible Senior Subordinated Notes due 2011 at a discount to their par value for net cash consideration of $30.9 million.

The Company accounted for the repurchase of the notes as an extinguishment of debt in accordance with Topic 860, Transfers and Servicing, to the FASB ASC (formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125) (“Topic 860”) and has recorded a net gain on extinguishment of debt of $2.1 million and $3.1 million in the three and nine months ended April 30, 2010, respectively.

As a result, as of April 30, 2010, the Company has $1.5 million of notes outstanding that are due in May 2010 which were not part of the exchange transaction and $0.9 million principal of notes outstanding due in May 2011.

As noted above, in March and May of 2009, the Company entered into exchange transactions with two noteholders to exchange $47.3 million of Notes with $33.9 million of 3.5% Convertible Senior Subordinated Notes due May 2011 (“New Notes”), which included cash consideration of $10.6 million. The May transaction resulted from the Company’s Exchange Offer which was described in the Offering Circular, dated April 22, 2009 and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). As the terms and conditions of the New Notes did not substantially change from the Notes, the Company concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $2.4 million on these exchange transactions was deferred and is being amortized over the remaining holding period of the New Notes. For the three and nine months ended April 30, 2010, the Company has recorded $0.3 million and $0.6 million, respectively, of this gain in the statement of operations. As of April 30, 2010, less than $0.1 million of the deferred gain is recorded on the Company’s consolidated balance sheet.

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

On August 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified into FASB ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the New Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the New Notes were reassessed and the debt component of the New Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of FSP APB 14-1 was not material to any period presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the New Notes.

The Company also adopted the provisions of EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, codified into FASB ASC 815, Derivatives and Hedging, which became effective for the Company on August 1, 2009. The Company determined that there was no impact to the Company upon adoption.

For the three and nine months ended April 30, 2010, the Company recorded interest expense in its statement of operations of less than $0.1 million and $0.5 million, respectively, associated with the amortization of the debt discount. The statement of operations and statement of cash flows for the three and nine months ended April 30, 2009 were not impacted by the adoption of the new guidance as the Exchange Offer occurred in May 2009.

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of April 30, 2010 and July 31, 2009 (in thousands):

	April 30, 2010	July 31, 2009
Convertible Senior Subordinated Notes due 2011	$876	$32,610
Less: Unamortized debt discount	(76)	—

Net carrying value—Convertible Senior Subordinated Notes due 2011	$800	$32,610

The remaining debt discount of $0.1 million as of April 30, 2010 is being amortized over the remaining term of the New Notes, which is approximately one year.

Covenants

As of April 30, 2010, the Company was in compliance with all underlying covenants associated with its various debt obligations, including maintaining approximately $70.4 million in cash and cash equivalents in accounts with SVB to meet the minimum level of liquidity covenant as modified by The Fourth Loan Modification.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of April 30, 2010 and as of July 31, 2009, respectively (in thousands):

	Total Fair Value of Asset or Liability	Fair Value Measurements at Reporting Date Using
April 30, 2010		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$75,520	$75,520	$—	$—
Short-term investments	461	461	—	—
Other assets (Restricted Cash)	369	369	—	—

Total Assets	$76,350	$76,350	$—	$—

Current liabilities (Convertible Notes)	$1,520	$—	$1,520	$—
Long-term debt, net of current	800	—	800	—

Total Liabilities	$2,320	$—	$2,320	$—

July 31, 2009	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$86,488	$86,488	$—	$—
Short-term investments	9,152	7,796	1,356	—
Prepaid expenses and other current assets (2)	561	561	—	—
Other assets (Restricted Cash)	1,449	777	672	—

Total assets	$97,650	$95,622	$2,028	$—

Current liabilities (Convertible Notes)	$1,520	$—	$1,520	$—
Long-term debt, net of current	32,610	—	32,610	—
Other accrued expenses (2)	561	561	—	—

Total liabilities	$34,691	$561	$34,130	$—

(1)	The cash and cash equivalents as of April 30, 2010 and July 31, 2009 includes cash held in operating accounts of approximately $8.5 million and $9.1 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	As of July 31, 2009, the Company had assets held in a Rabbi Trust, which generally included actively traded mutual funds and money market accounts.

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

There were no assets or liabilities related to non-recurring transactions requiring valuation disclosures as of April 30, 2010 or as of July 31, 2009.

10. STOCKHOLDERS’ EQUITY

On March 2, 2010, the Company announced the pricing of an underwritten public offering of 15,500,000 shares of its common stock at $2.85 per share. The Company also granted to its underwriters a 30-day option to purchase up to an aggregate of 2,325,000 additional shares of common stock to cover over-allotments, if any. This option was exercised on March 3, 2010, bringing the total number of shares issued by the Company in this offering to 17,825,000. The offering closed on March 8, 2010 and resulted in net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $47.9 million. All of the shares offered by the Company were pursuant to an effective shelf registration statement previously filed with the SEC in November 2009. The impact of this transaction was recorded as a component of the Company’s stockholders’ equity for the quarter ended April 30, 2010.

11. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective August 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under Accounting Standards Codification, or ASC, 805, this update provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the step acquisition model will be eliminated. Additionally, it changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally be accounted for in-purchase accounting at fair value; (4) in-process research and development will be capitalized and either amortized over the life of the product or written off if the project is abandoned or impaired; (5) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and (6) restructuring costs generally will be expensed in periods subsequent to the acquisition date. Since this accounting update is applicable to acquisitions completed after August 1, 2009 and the Company did not have any business combinations subsequent to August 1, 2009, the adoption of this update did not have an impact on the Company’s consolidated financial statements. This accounting update also amended accounting for uncertainty in income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also follow the provisions of this update. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting will be recognized in current period income tax expense.

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

Effective July 31, 2009, the Company adopted a new accounting standard update as codified under ASC 825. This update requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in the enhanced disclosure of the fair values attributable to debt instruments within this interim report. Since this update addresses disclosure requirements, the adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

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

In June 2009, the FASB issued the following new accounting standard which has not yet been integrated into the Codification, Statement of Financial Accounting Standards, or SFAS, No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166. Accordingly SFAS 166 will remain authoritative until integrated. SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB interpretation No. 46, Consolidation of Variable Interest Entities (revised), or FIN 46(R), to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company has not had any transfer of financial assets subsequent to January 1, 2010, so therefore the adoption of this standard did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, which amends ASC 820 to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The update was effective beginning second quarter of 2010 for the Company. The adoption of this update did not have an impact the Company’s consolidated financial statements.

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

12. SUBSEQUENT EVENTS

On May 17, 2010, the Company repaid the remaining $1.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due May 2010 with a total cash payment of $1,546,000 that included accrued interest. After this payment, the only remaining convertible notes outstanding are approximately $0.9 million which are due in May 2011 (as discussed further in Note 8).

On May 26, 2010, the Company announced that its Board of Directors has authorized the Company to submit a proposal to its stockholders at a special meeting seeking authorization to effect a reverse split of the Company’s common stock at a ratio of one-to-three. On May 26, 2010, the Company had approximately 146 million shares of common stock outstanding.

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

LTX-Credence Corporation was incorporated in Massachusetts in 1976. Our executive offices are located at 1355 California Circle, Milpitas, California 95035 and our telephone number is 781-461-1000. The terms “LTX-Credence” and the “Company” refer to LTX-Credence Corporation and its wholly owned subsidiaries unless the context otherwise indicates. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the Investor Relations section of our website at www.ltxc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Valuation of Goodwill

We follow the provisions of Topic 350, Intangibles – Goodwill and Other to the FASB ASC (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets) (“ASC 350”), which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. Management uses a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we will compare the fair value of the reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test and determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. We have one reporting unit for purposes of performing its goodwill impairment testing.

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

As discussed in Note 2 to the consolidated financial statements, there were no impairment conditions present during the quarter ending April 30, 2010, and therefore we did not conduct an interim impairment test. During the quarter ending April 30, 2009 we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at that date. We will perform these analyses if indicators of impairment return, or at least annually.

Valuation of Identifiable Intangible Assets

Our identifiable intangible assets include existing technology, customer relationships and trade names. Our existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products.

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

Impairment of Long-Lived Assets

In connection with the merger with Credence, during the quarter ended October 31, 2008, we developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain long-lived assets related to the ASL3K RF, Diamond D-40, and Sapphire product lines. In light of the economic conditions existing at the time, we also recognized a $1.3 million loss on certain long-lived assets for which we did not believe we would recover the cost. Accordingly, we recorded an impairment loss for the three months ended April 30, 2009 of $5.0 million.

We experienced a significant decline in our stock price and lower than expected revenues for the year ended July 31, 2009, which caused us to conduct recoverability tests in accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC (formerly known as SFAS No. 144), based on undiscounted cash flows of our long-lived assets which contemplates significant cost-savings. As a result of these tests, we determined there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. As a result of sustained improvement in the stock price as of April 30, 2010, increased sales, and overall improvement in the industry and macro-economy, there were no indictors that required us to conduct a recoverability test as of April 30, 2010.

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

Recent Accounting Pronouncements

See Note 11 to the consolidated financial statements included in this Quarterly Report of Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.7	71.7	46.3	66.3
Inventory-related provision	—	—	—	18.9

Gross profit	57.3	28.3	53.7	14.8
Engineering and product development expenses	22.0	67.1	24.8	57.5
Selling, general and administrative expenses	20.4	45.1	20.1	39.6
Impairment charges	—	—	—	5.7
Amortization of purchased intangible assets	4.7	18.0	5.5	11.6
Acquired in-process research and development	—	—	—	6.1
Restructuring	1.4	13.4	1.4	21.4

Income (loss) from operations	8.8	(115.3)	1.9	(127.1)
Other income (expense):
Interest expense	(0.6)	(6.9)	(1.8)	(3.7)
Investment income	0.1	1.3	0.1	2.0
Other income	—	4.9	0.9	1.5
Gain on extinguishment of debt, net	3.8	4.0	2.1	3.1

Income (loss) before provision (benefit) for income taxes	12.1	(112.0)	3.2	(124.2)
Provision (benefit) for income taxes	(0.1)	0.8	0.2	0.8

Net income (loss)	12.2%	(112.8)%	3.0%	(125.0)%

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

Three and Nine Months Ended April 30, 2010 Compared to the Three and Nine Months Ended April 30, 2009

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services, net of returns and allowances. Net sales for the three months ended April 30, 2010 increased 127.3% to $56.1 million as compared to $24.7 million in the same quarter of the prior year. Net sales for the nine months ended April 30, 2010 increased 42.8% to $145.9 million as compared to $102.2 million for the same nine month period of the prior year. The increase in net sales in the quarter and nine months ended April 30, 2010 as compared to the same periods in the prior year is due to improvement in the overall economic environment and higher demand from certain customers.

Service revenue, included in net sales, accounted for $11.0 million, or 19.7% of net sales, and $13.1 million, or 53.2% of net sales, for the three months ended April 30, 2010 and 2009, respectively, and $35.2 million or 24.2% of net sales, and $46.6 million or 45.6% of net sales for the nine months ended April 30, 2010 and 2009, respectively. The decrease in service revenue is primarily a result of a reduction in service contract usage in line with underutilization of testers due to prolonged unfavorable industry and market conditions which have significantly impacted the semiconductor industry capital expenditures for automated testing equipment.

Geographically, sales to customers outside of the United States were 79.9% and 69.2% of net sales for the three months ended April 30, 2010 and 2009, respectively, and 55.3% and 53.5% of net sales for the nine months ended April 30, 2010 and 2009, respectively. The increase in sales to customers outside the United States was a result of increased demand primarily in Taiwan and China, as well as an increase in the volume of sales to certain customers in Europe during the second and third quarters of fiscal 2010.

Inventory-related provision. There were no inventory-related provisions recorded in the nine months ended April 30, 2010. We recorded an inventory-related provision of $19.3 million or 18.9% of net sales in the nine months ended April 30, 2009. The provision consisted of $0.8 million related to the implementation of product roadmap decisions related to the ASL 3KMS line and $4.8 million related to future requirements of last time buy components related to the implementation of the product roadmap decisions. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to our Fusion CX product line which is being phased out in favor of our Fusion MXc product line.

Gross profit margin. The gross profit margin was $32.1 million or 57.3% of net sales in the three months ended April 30, 2010, as compared to $7.0 million or 28.3% of net sales in the same quarter of the prior year. For the nine months ended April 30, 2010, the gross profit margin was $78.3 million or 53.7% of net sales as compared to $15.1 million or 14.8% of net sales for the nine months ended April 30, 2009. The increase in the gross profit margin for the three months ended April 30, 2010 as compared to April 30, 2009 was driven by an increase in revenue. The increase in the gross profit margin for the nine months ended April 30, 2010 as compared to the nine months ended April 30, 2009 was primarily the result of increased net sales coupled with lower cost of sales resulting from our merger-related integration savings, as well as the inventory-related provision of $19.3 million recorded in the nine months ended April 30, 2009 that did not recur in the nine months ended April 30, 2010.

Engineering and product development expenses. Engineering and product development expenses were $12.3 million, or 22.0% of net sales, in the three months ended April 30, 2010, as compared to $16.6 million, or 67.1% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2010, engineering and product development expenses were $36.2 million or 24.8% of net sales, compared to $58.7 million or 57.5% of net sales for the nine months ended April 30, 2009. The decrease in engineering and product development expenses for the three and nine months ended April 30, 2010 as compared to the three and nine months ended April 30, 2009 is principally a result of decreased payroll and operating expenses associated with our merger related integration cost reduction plan. As a result of this plan, headcount for engineering and product development was down from 626 at the beginning of FY 2009 to 311 as of April 30, 2010 in this area.

Selling, general and administrative expenses. Selling, general and administrative expenses were $11.4 million, or 20.4% of net sales, in the three months ended April 30, 2010, as compared to $11.1 million, or 45.1% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2010, selling, general and administrative expenses were $29.3 million or 20.1% of net sales as compared to $40.5 million or 39.6% of net sales for the nine months ended April 30, 2009. The decrease is principally a result of decreased headcount for sales, general and administrative from 357 at the beginning of fiscal 2009 to 148 as of April 30, 2010 in this area and merger-related expenses recorded in the three and nine months ended April 30, 2009 that did not recur in the three and nine months ended April 30, 2010.

Impairment charges. There were no impairment charges recorded during the three or nine months ended April 30, 2010. For the nine months ended April 30, 2009, impairment charges were $5.8 million or 5.7% of net sales. We recorded an impairment charge of $0.8 million related to the revaluation of our land in Hillsboro, Oregon, for the excess of book value over fair value. The impairment charges of $5.0 million for the quarter ended October 31, 2008 were primarily related to write-offs of certain consigned inventory and internal capital equipment acquired from Credence. The charge was based on our determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. We have initiated a phase out of the Diamond D40 and ASL 3RF product lines and as such determined that the demonstration equipment and other equipment to support development of these products are no longer needed or useable in other products.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $2.7 million or 4.8% of net sales for the three months ended April 30, 2010 as compared to $4.4 million or 18.0% of net sales for the same quarter of the prior year. For the nine months ended April 30, 2010, amortization associated with these assets was $8.0 million or 5.5% of net sales as compared to $11.9 million or 11.6% of net sales for the nine months ended April 30, 2009. The underlying intangible assets relate to acquired technology, customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years based on their expected pattern of use.

Acquired in-process research and development. In connection with the Credence merger, we recorded a charge associated with the write-off of in-process research and development of $6.2 million or 6.1% of net sales for the nine months ended April 30, 2009. The most significant acquired in-process research and development relates to Credence’s ASL and Diamond tester product lines.

Restructuring. Restructuring expense was $0.8 million or 1.4% of net sales and $2.0 million or 1.4% of net sales for the three and nine months ended April 30, 2010, respectively, as compared to $3.3 million or 13.4% of net sales and $21.8 million or 21.4% of net sales for the same periods in the prior year. The restructuring expense of $0.8 million recorded in the three months ended April 30, 2010 is a result of additional vacated space in our Milpitas facility. The expense incurred in the first six months of fiscal 2010 related to a change in sublease assumptions based on market conditions and future estimated cash flows related to certain of the Company’s office locations, which were restructured during the second quarter of fiscal 2009, and employee termination-related costs associated with the downsizing of our Hillsboro office facility and Europe. The restructuring expense incurred in the three and nine months ended April 30, 2009 included employee termination-related severance and outplacement costs and post-employment benefits associated with the merger resulting from three separate restructuring actions announced in September 2008, January 2009 and April 2009. The expense incurred in the nine months ending April 30, 2009 also included costs associated with closing certain facilities.

Interest expense. Interest expense was $0.3 million for the three months ended April 30, 2010 as compared to $1.7 million for the three months ended April 30, 2009. For the nine months ended April 30, 2010, interest expense was $2.7 million compared to $3.8 million for the same period in 2009. Interest expense includes the recognition of the 3.5% interest due semi-annually on the outstanding convertible notes, as well as the ratable recognition of the premium due at maturity on the convertible notes due in May 2011, and interest incurred on borrowings from the secured revolving facility. The decrease on a quarter and year to date basis is primarily the result of the decrease in the principal balance of convertible notes outstanding as of April 30, 2010 versus April 30, 2009, the reduction in the outstanding borrowings under the secured revolving facility which was paid down in March 2010 with no subsequent borrowings, and the reduction of the balance of a term loan held with Silicon Valley Bank that was fully paid off during the first quarter of fiscal 2010.

Investment income. Investment income was less than $0.1 million for the three months ended April 30, 2010, as compared to $0.3 million for the three months ended April 30, 2009. For the nine months ended April 30, 2010, investment income was $0.1 million, compared to $2.0 million for the same period in 2009. The decrease was in line with the reduction of short-term investments as well as lower interest rates earned on short-term investments in the current fiscal year.

Other Income, net. Other income was less than $0.1 million for the three months ended April 30, 2010 as compared to other income of $1.2 million for the three months ended April 30, 2009. For the nine months ended April 30, 2010, other income was $1.3 million as compared to $1.5 million for the same period in fiscal 2009. Other income is primarily foreign exchange currency gains and losses, realized gains from sales of securities and fixed assets, collection of previously written off accounts receivable, and other smaller items.

Gain on extinguishment of debt, net. At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the three months ended April 30, 2010, we repurchased $32.4 million of principal amount of the outstanding notes at a discount to their par. The discount to the par resulted in a net gain on extinguishment of debt of approximately $0.6 million in the three months ended April 30, 2010. The results for the nine months ended April 30, 2010 also include the impact of repurchases made in the first quarter of fiscal 2010 that resulted in a net gain on extinguishment of approximately $0.3 million. We also recognized approximately $1.5 million and $2.1 million in the three and nine months ended April 30, 2010, respectively, of previously deferred gains from debt modifications under ASC 470 (EITF 96-19) recorded in prior periods. In the three and nine months ended April 30, 2009, we repurchased approximately $6.9 million and $78.9 million, respectively, of principal amount of the Notes at a discount to their par value. The discount to the par value resulted in a net gain on extinguishment of debt of approximately $1.0 million and $3.2 million in the three and nine months ended April 30, 2009.

Provision (benefit) for Income taxes. We recorded an income tax provision (benefit) of less than ($0.1) million and $0.2 million, respectively, for the three and nine months ended April 30, 2010 as compared to $0.2 million and $0.8 million, respectively, for the three and nine months ended April 30, 2009. The provisions were primarily due to foreign tax on earnings generated in foreign jurisdictions. As of April 30, 2010 and July 31, 2009, the total liability for unrecognized income tax benefits was $13.9 million and $13.7 million, respectively, of which $4.7 million and $4.4 million, if recognized, would favorably affect our income tax rate.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing tax assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income (loss). Net income was $6.8 million, or $0.05 per basic and diluted share, in the three months ended April 30, 2010, as compared to net loss of $27.8 million, or ($0.22) per basic and diluted share, in the same quarter of the prior year. For the nine months ended April 30, 2010, our net income was $4.4 million, or $0.03 per basic and diluted share, as compared to a net loss of $127.7 million or $(1.06) per basic and diluted share for the nine months ended April 30, 2009. The $34.6 million and $132.1 million decrease in net loss in the three and nine months ended April 30, 2010, respectively, as compared to the same periods in 2009 was principally due to $49.8 million of charges associated with impairment and inventory-related provisions associated with product roadmap determination, as well as restructuring expense, incurred in fiscal 2009 that did not recur in fiscal 2010, coupled with improved sales, gross margins, and reduced expenses associated with our merger-related integration cost reductions plans, for the comparative periods.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the nine months ending April 30, 2010 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2009	$95.6
Pay down of Term Loan with Silicon Valley Bank (“SVB”)	(12.2)
Repurchases of convertible notes	(31.6)
Cash received from secondary equity offering, net	47.9
Pay down of credit revolver	(39.4)
Capital expenditures	(2.6)
Net proceeds from working capital improvements	18.3

Cash and cash equivalents and marketable securities at April 30, 2010	$76.0

As of April 30, 2010, we had $76.0 million in cash and cash equivalents and marketable securities and net working capital of $90.1 million, as compared to $95.6 million of cash and cash equivalents and marketable securities and $47.2 million of net working capital at July 31, 2009. The decrease in the cash and cash equivalents and marketable securities was due to our pay down of our term loan with Silicon Valley Bank of $12.2 million, debt repurchases of $31.6 million, pay down of the secured credit revolver of $39.4 million, offset by our net income adjusted for non-cash items of $26.9 million, and proceeds of $47.9 million received from our secondary equity offering completed during the quarter ending April 30, 2010.

Accounts receivable from trade customers, net of allowances, was $38.2 million at April 30, 2010, as compared to $23.6 million at July 31, 2009. The increase is due mainly to revenues outpacing cash collections for the nine months ended April 30, 2010. The allowance for doubtful accounts was $0.1 million, or 0.3% of gross trade accounts receivable, at April 30, 2010 and $0.5 million, or 2.0% of gross trade accounts receivable at July 31, 2009.

Accounts receivable from other sources, principally amounts due from vendors, increased to $1.7 million at April 30, 2010, from the July 31, 2009 balance of $1.4 million, primarily due to an increase in volume of sales to these sources.

Net inventories decreased by $8.5 million to $26.8 million at April 30, 2010 as compared to $35.3 million at July 31, 2009 primarily due to the sale of production inventory in our normal course of doing business.

Prepaid expenses and other current assets decreased by $7.5 million to $4.7 million at April 30, 2010 as compared to $12.2 million at July 31, 2009 primarily due to collections of value-added tax (“VAT”) receivables, the liquidation of assets in a deferred compensation plan, reduction of our prepaid rent for the comparative periods related to our downsizing activities in our Oregon facility, and monthly amortization of prepaid insurance premiums.

As of April 30, 2010, future cash payments related to severance restructuring actions are approximately $0.8 million and are expected to be paid out within 12 months.

Capital expenditures totaled approximately $2.6 million for the nine months ended April 30, 2010, as compared to $5.5 million for the nine months ended April 30, 2009. Expenditures for the nine months ended April 30, 2010 were composed primarily of tester spare parts as well as property and equipment related to our acquisition of a board repair vendor. Expenditures for the nine months ended April 30, 2009 were composed of testers and tester spare parts.

We had $18.3 million in net cash provided by operating activities for the nine months ended April 30, 2010 as compared to net cash used in operating activities of $44.1 million for the nine months ended April 30, 2009. The net cash provided by operating activities for the nine months ended April 30, 2010 was primarily related to our net income of $4.4 million offset by a net increase in working capital of $8.6 million, and non-cash items, principally depreciation and amortization, of approximately $26.9 million. The net cash used in operating activities of $44.1 million for the nine months ended April 30, 2009 was primarily related to our net loss of $127.7 million offset by non-cash items, principally depreciation and amortization, inventory-related provision, and impairment charges, of approximately $60.4 million and a net decrease in working capital of $23.2 million.

We had $6.9 million in net cash provided by investing activities for the nine months ended April 30, 2010 as compared to net cash provided by investing activities of $136.3 million for the nine months ended April 30, 2009. The net cash provided by investing activities for the nine months ended April 30, 2010 was primarily related to $9.8 million in proceeds from sales and maturities of available-for-sale securities, offset by $2.6 million in purchases of property and equipment and $0.3 million of purchases of available-for-sale securities. The net cash provided by investing activities for the nine months ended April 30, 2009 was primarily related to $131.7 million in cash received from the merger with Credence, as well as proceeds from the maturities of available-for-sale securities of $10.1 million, offset by $5.5 million in purchases of property and equipment.

We had $36.1 million in net cash used in financing activities for the nine months ended April 30, 2010 as compared to net cash used in financing activities of $36.0 million for the nine months ended April 30, 2009. The net cash used in financing activities for the nine months ended April 30, 2010 was primarily related to payments made on our term loan of $12.2 million, payments of convertible senior subordinated notes of $31.6 million as well as net repayments of borrowings from our revolving credit facility of $39.4 million. These amounts were offset by proceeds received from our secondary equity offering of $47.9 million. The net cash used in financing activities for the nine months ended April 30, 2009 was primarily related to payments made on our convertible subordinated notes of $71.2 million and payments on our term loan of $3.9 million, offset by proceeds received from borrowings from our secured credit facility of $39.4 million.

Loan Agreements with Silicon Valley Bank (“SVB”)

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

The secured credit facility contains negative covenants applicable to us, including a financial covenant requiring us to maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan, secured line of credit, and standby letters of credit plus $7.0 million at all times, plus $20.0 million at the end of any fiscal quarter. The secured credit facility also contains restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

As part of this transaction, we capitalized approximately $0.4 million of legal and other third-party fees and are recognizing the costs over the two-year term of the secured credit facility, in accordance with the provisions of EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements (also codified in ASC 470). As of April 30, 2010, $0.2 million of these costs remains to be amortized.

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

As of April 30, 2010, the Company has no amount outstanding under the secured revolving credit facility. In comparative periods where there was an amount outstanding, because of the minimum level of liquidity required per the financial covenant noted above, the Company has classified the borrowings under the secured revolving credit facility as a current liability on its consolidated balance sheet.

Convertible Senior Subordinated Notes

At the date of the Merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due in May 2010 (“Notes”). In the year ended July 31, 2009, we repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for a net cash consideration of $76.3 million, and also entered into an exchange transaction with two noteholders which reduced the aggregate principal amount outstanding but extended the due date to May 2011. In the three months ending October 31, 2009, we repurchased an additional $0.6 million of notes. In March 2010, we repurchased $33.5 million in aggregate principal and premium 3.5% Convertible Senior Subordinated Notes due 2011 at a discount to their par value for net cash consideration of $30.9 million.

We accounted for the repurchase of the notes as an extinguishment of debt in accordance with Topic 860, Transfers and Servicing, to the FASB ASC (formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125) (“Topic 860”) and have recorded a net gain on extinguishment of debt of $2.1 million and $3.1 million in the three and nine months ended April 30, 2010, respectively.

As a result, as of April 30, 2010, we have $1.5 million of notes outstanding that are due in May 2010 which were not part of the exchange transaction and $0.9 million of notes outstanding due in May 2011.

As noted above, in March and May of 2009, we entered into exchange transactions with two noteholders to exchange $47.3 million of Notes with $33.9 million of 3.5% Convertible Senior Subordinated Notes due May 2011 (“New Notes”), which included cash consideration of $10.6 million. The May transaction resulted from our Exchange Offer which was described in the Offering Circular, dated April 22, 2009 and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). As the terms and conditions of the New Notes did not substantially change from the Notes, we concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $2.4 million on these exchange transactions was deferred and is being amortized over the remaining holding period of the New Notes. For the three and nine months ended April 30, 2010, we have recorded $0.3 million and $0.6 million, respectively, of this gain in the statement of operations. As of April 30, 2010, less than $0.1 million of the deferred gain is recorded on our consolidated balance sheet.

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

For the three months and nine months ended April 30, 2010, we recorded additional interest expense in our statement of operations of less than $0.1 and $0.5 million, respectively, associated with the amortization of the debt discount. The statement of operations and statement of cash flows for the three and nine months ended April 30, 2009 were not impacted by the adoption of the new guidance as the Exchange Offer occurred in May 2009.

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of April 30, 2010 and July 31, 2009 (in thousands):

	April 30, 2010	July 31, 2009
Convertible Senior Subordinated Notes due 2011	$876	$32,610
Less: Unamortized debt discount	(76)	—

Net carrying value—Convertible Senior Subordinated Notes due 2011	$800	$32,610

The remaining debt discount of $0.1 million as of April 30, 2010 is being amortized over the term of the New Notes, which is approximately 1 year.

Covenants

As of April 30, 2010, we were in compliance with all underlying covenants associated with our various debt obligations, including maintaining approximately $70.4 million in cash and cash equivalents in accounts with SVB to meet our minimum level of liquidity covenant as modified by The Fourth Loan Modification.

We operate in a highly cyclical industry and we have and may continue to experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. In addition, our loan arrangement with SVB includes a material adverse change clause that could permit the bank to demand current payment of our long term loan in the event a material adverse change occurs under the terms of the loan agreement. We have met all financial and contractual agreements with SVB and management believes we have not triggered a material adverse condition as of April 30, 2010. To mitigate the impact on significant fluctuations in our business risk, we have completed a substantial and lengthy process of converting our manufacturing process to an outsource model. In addition, we continue to maintain other cost reduction measures, such as the strict oversight of discretionary travel, a company-wide reduction in base salary of 8% for a one year period which ended April 30, 2010, and other variable overhead expenses. We believe that these reductions in operating costs have not impaired our ability to fund critical product research and development efforts and allow us to continue to provide our customers with the levels of responsiveness and service they require. As such, we believe we can react to an industry downturn or a significant upturn much faster than in the past.

As of April 30, 2010, we have $76.0 million of cash less $1.5 million of short term debt obligations or net short term cash available of $74.5 million. As noted above, in March 2009 and May 2009, we successfully restructured $47.3 million of our convertible notes that were originally due in May 2010 to New Notes of $33.9 million which are due in May 2011, and in March 2010 we repurchased approximately $33.0 million of these notes, leaving a balance of $0.8 million net of discount remaining due in May 2011. We believe that our net short-term cash available of approximately $74.5 million, and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements over the next twelve months.

As further described in Note 12 to our consolidated financial statements, on March 2, 2010, we announced the pricing of an underwritten public offering of 15,500,000 shares of our common stock at $2.85 per share. We also granted to our underwriters a 30-day option to purchase up to an aggregate of 2,325,000 additional shares of common stock to cover over-allotments, if any. This option was exercised on March 3, 2010, bringing the total number of shares issued by us in this offering to 17,825,000. The offering closed on March 8, 2010 and resulted in net proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $47.5 million. All of the shares offered by us were pursuant to an effective shelf registration statement previously filed with the SEC in November 2009. The impact of this transaction has been reflected in our financial results for the quarter ending April 30, 2010.

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

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible senior subordinated notes, rental properties, inventory purchase commitments, severance payments and other operating leases.

As of the date of this filing we have no amounts outstanding under the secured credit facility. However we do have the ability to borrow under this facility until February 2011.

The aggregate outstanding amount of the contractual obligations is $41.9 million as of April 30, 2010. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of the date of this filing and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

	Total	2010	2011–2012	2013–2014	Thereafter
	(in thousands)
Contractual Obligations:
Borrowings on secured credit facility (including interest)	$—	$—	$—	$—	$—
Convertible senior subordinated notes due 2011 (including interest)	907	1	906	—	—
Operating leases	31,866	764	9,848	8,677	12,577
Inventory commitments	8,302	5,700	2,602	—	—
Severance	775	775	—	—	—

Total Contractual Obligations	$41,850	$7,240	$13,356	$8,677	$12,577

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. Through the date of this filing, in fiscal 2010 we repurchased approximately $32.4 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2011, reducing our cash and cash equivalents and paid back approximately $1.5 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2010. This is in addition to the significant repurchases made during the year ended July 31, 2009, when we repurchased approximately $87.0 million principal amount of Credence’s 3.5% Convertible Senior Subordinated Notes due May 2010. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on the remaining balance of Convertible Senior Subordinated Notes due May 2011, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. In addition, in the event of a material adverse change (as such term is defined in our loan agreements with Silicon Valley Bank) we would be in default under our revolving credit facility which could permit the bank to accelerate the maturity of the facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

We may incur substantial indebtedness in the future.

As of the date of this report, we have $0.9 million principal amount of 3.5% Credence Convertible Senior Subordinated Notes due May 2011. We may incur substantial additional indebtedness in the future. The incurrence of a substantial amount of indebtedness could, among other things,

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. We are in the process of planning for and evaluating the impact of a directive to reduce the amount of hazardous materials in certain electronic components such as printed circuit boards. The directive is known as Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 on the restriction of the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from July 1, 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the nine restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 27 Member States). We are uncertain as to the impact of compliance on future expenses and supply of materials used to manufacture our equipment. Any interruption in supply due to the unavailability of lead free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

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

Our stock price is volatile.

In the twelve-month period ending on April 30, 2010, our stock price ranged from a low of $0.37 to a high of $3.78. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LTX-Credence Corporation

Date: June 9, 2010	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)