Form 10-K
period 2010-07-31
LTX-CREDENCE CORP
filed 2010-10-14
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-10761

LTX-Credence Corporation

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2594045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 California Circle Milpitas, California	95035
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (781) 467-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.05 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☐                 Accelerated Filer    ☒                 Non-Accelerated Filer    ☐

Smaller Reporting Company Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $308,942,873.

Number of outstanding shares of Common Stock as of October 10, 2010:     49,209,608

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LTX-CREDENCE CORPORATION

PART I

Item 1.	Business

Introduction

Formed by the August 2008 merger of LTX Corporation and Credence Systems Corporation, LTX-Credence Corporation (“LTX-Credence” or the “Company”), provides focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during two stages of the semiconductor manufacturing process; wafer probe and final package test. After testing, these devices are then incorporated into a wide range of products, including computers; mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems; personal communication products such as cell phones, smart phones and tablet devices; consumer products such as televisions, digital video recorders, videogame systems, digital cameras, navigation devices, and automobile electronics; and in portable electronics for power management.

LTX-Credence focuses its marketing and sales efforts on integrated device manufacturers (IDMs); outsource assembly and test providers (OSATs), which perform manufacturing services for the semiconductor industry; and fabless companies, which design integrated circuits but have no manufacturing capability. We provide our customers with a comprehensive portfolio of test systems and a global network of strategically deployed applications and support resources.

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

Reverse Stock-Split

On September 15, 2010, our Board of Directors approved a one-for-three reverse stock split of our common stock, pursuant to previously obtained stockholder authorization. The reverse stock split, which became effective at the close of business on September 30, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 147.2 million to approximately 49.2 million. All share and per share amounts herein as well as stock prices are presented on a post-reverse split basis.

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

Finally, the introduction and adoption of a new generation of end-user products requires the development of next generation device technologies. For example, access to information has migrated from the stand-alone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the internet, which is accessible from anywhere by a variety of new portable electronic communication products including laptop, notebook, netbook computers or tablet communication devices. A critical enabling technology for this network and multimedia convergence is system in package (SIP). SIP provides the benefits of lower cost, smaller size and higher performance by combining advanced digital, analog and embedded memory technologies on a single device. Historically, these discrete technologies were only available on several separate semiconductor devices, each performing a specific function. By integrating these functions in a single package, SIP enables lower cost, smaller size, higher performance, and lower power consumption.

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

The combination of ever increasing price pressure and the fact that technology is not always cost effective to integrate into SIP has led to the need for testing solutions that cover multiple segments of the semiconductor market. There is a need to maximize utilization on the semiconductor test floor and at the same time have the most cost effective test solution for various points or integration levels in technology. This requires a suite of test solution products that are optimized in technology and cost for the segment they are addressing thus maximizing efficiency and minimizing the overall cost of testing.

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

The merger brings together a comprehensive portfolio of proven technologies with little overlap. Our broad product offerings provide focused, cost-effective solutions for our customers today and a strong framework for future product development and innovation.

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

Our customers’ focus on test costs demands this segment-focused scalability approach. We are strongly positioned to address our customers’ requirements. We intend to leverage our proven technologies efficiently across our platforms to accelerate the availability of new capabilities, with a focus on optimizing the cost of our solutions for the individual market segments we address.

Concentrate our sales, applications consulting, and service efforts on key accounts. We recognize that large, diversified IDMs and OSATs, and certain fabless companies purchase most of the world’s test equipment and that the level of support we are able to provide to them has a direct impact on future business. We believe that focusing our sales and support resources on these key semiconductor companies is the most efficient way to maximize revenue. Therefore, we have organized our sales, field service, and field applications organizations around these key companies and located our resources close to their facilities. This has helped us to increase our responsiveness to customers’ needs and has enabled us to develop collaborative relationships that help guide us in developing future technologies.

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

Product Strategy

Our product strategy is driven by our objective to be the leading supplier of focused, cost-optimized ATE solutions for the wireless, computing, automotive and digital consumer markets. We concentrate on the technical, business and cost requirements of the core technologies within those markets, which include: precision analog, DSP and ASIC, microcontroller, mobility RF, power management and mixed signal.

To address the divergent, segmented requirements of these technologies, LTX-Credence offers four segment focused, scalable platforms to enable us to address our customers’ technical performance requirements, while at the same time providing cost-optimized solutions. This segment-focused approach allows prioritization of segment-specific test requirements, including:

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

Service

Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of spare parts manufactured by third parties. We provide various parts and labor warranties on test systems or options designed and manufactured by us and warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell.

Our service revenues (which do not include the service revenues of Credence Systems Corporation for fiscal 2008) were $45.0 million, or 20.5% of net sales, in fiscal 2010; $57.8 million, or 42.0% of net sales, in fiscal 2009; and $27.4 million, or 20.2% of net sales, in fiscal 2008.

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

Our engineering strategy is to focus on development of our Diamond, X-Series and ASL platforms. Consolidation of platform technologies, both hardware and software, is a key focus moving forward by leveraging the combined company’s knowledge and expertise into cost-effective solutions.

Engineering and product development expenses (which do not include expenditures of Credence Systems Corporation for fiscal year 2008) were $48.9 million, $71.2 million, and $46.0 million during fiscal 2010, 2009, and 2008, respectively.

Sales and Distribution

We sell our products through a worldwide direct sales organization and through distributors. Our direct sales organization is structured around key accounts, with a sales force of 32 people as of July 31, 2010. We also use distributors to sell our products in certain markets such as in Taiwan/China (Spirox), Southeast Asia (UST), Japan (F-Brain) and Korea (Neosem).

Our sales to customers outside the United States are primarily denominated in United States dollars. Our sales outside North America (which do not include sales of Credence Systems Corporation for 2008) were 76%, 64%, and 61% of total net sales in fiscal 2010, 2009, and 2008, respectively. See Note 9 to our Consolidated Financial Statements for additional information relating to foreign revenues.

Customers

Our customers include many of the world’s leading semiconductor device manufacturers. In fiscal year 2010, Spirox and Atmel accounted for 24% and 13% of our net sales, respectively. In fiscal years 2010, 2009 and 2008, Texas Instruments accounted for 12%, 10%, and 30% respectively, of our net sales (which do not include sales of Credence Systems Corporation for fiscal 2008.) In fiscal year 2008, STMicroelectronics accounted for 11% of our net sales (which do not include sales of Credence Systems Corporation for fiscal 2008). A representative list of LTX-Credence customers follows:

Advanced Micro Devices (AMD)	Intel	Silicon Laboratories
Amkor	KYEC	Skyworks
Anadigics	Maxim Integrated Products	SMSC
Atmel	Mediatek	STATSChipPac
Austriamicrosystems (AMS)	Melexis	Spirox
ASE	Ralink	STMicroelectronics
Carsem	Renesas	Texas Instruments
Entropic Communications	RichTek	Triquint Semiconductor
Giga Solution	Sigurd	Unisem
Infineon Technologies		UTAC

Because a relatively small number of semiconductor companies purchase most of the world’s semiconductor test equipment, we have concentrated our sales and support efforts on these key customers. We believe that sales to a limited number of customers will continue to account for a high percentage of net sales for the foreseeable future.

Manufacturing and Supply

We outsource our final assembly, system integration, and testing operations of our Sapphire, X-Series, ASL and Diamond products to Benchmark Electronics, Jabil Circuit and Plexus Corporation. We outsource certain components and subassemblies to other contract manufacturers as well. We use standard components and prefabricated parts manufactured to our specifications. These components and subassemblies are used to produce testers in configurations specified by our customers. Some of the components for our products are available from a number of different suppliers; however, many components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single source components currently are available in adequate amounts, we cannot be certain that shortages will not develop in the future. We are dependent on certain semiconductor device manufacturers, who are sole source suppliers of custom components for our products. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. We continuously evaluate sources for our custom components. We cannot assure you that such alternative sources will be qualified or available to us.

Our facilities in Norwood, Massachusetts and Milpitas, California perform research and development activities, which include assembly, system integration and testing for prototypes.

Competition

Many other domestic and foreign companies participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of performance, cost of test, reliability, customer service, applications support, price and ability to deliver our products on a timely basis. Our primary competitors in the market for test systems include Advantest Corporation, Teradyne Inc., and Verigy Ltd. Certain of these companies have a substantially larger share of our addressable market than we do, and all of our major competitors have greater financial and other resources than we do. A majority of these competitors have a larger installed base of equipment than we do. All of our major competitors are suppliers of other types of ATE and also supply products to other markets. We expect our competitors to enhance their current products, and they could introduce new products with comparable or better price and performance. In addition, new competitors, including semiconductor manufacturers themselves, may offer new technologies, which may in turn reduce the value of our product lines.

Backlog

At July 31, 2010, our backlog of unfilled orders for all products and services was $67.2 million, compared with $57.9 million at July 31, 2009. Historically, test systems generally ship within twelve months of receipt of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

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

Employees

At July 31, 2010, we employed 612 employees and 31 temporary workers. None of our employees are represented by a labor union, and we have experienced no work stoppages. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to attract and retain these employees. We consider relations with our employees to be good.

Environmental Affairs

Our facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on our capital expenditures, results of operations, or financial condition.

Item 1A.	Risk Factors

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statement we make.

Our sole market is the highly cyclical semiconductor industry, which causes a cyclical impact on our financial results.

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Industry order rates declined significantly in fiscal 2009. Although industry conditions have recently improved, the timing and level of a sustained industry recovery is uncertain at this time as we enter our fiscal 2011. Any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. In fiscal 2010 we repurchased approximately $33.1 million principal amount of our 3.5% Convertible Senior Subordinated Notes due May 2011, reducing our cash and cash equivalents and paid back approximately $1.5 million principal amount of our 3.5% Convertible Senior Subordinated Notes due May 2010. This is in addition to the significant repurchases made during the year ended July 31, 2009, when we repurchased approximately $87.0 million principal amount of our 3.5% Convertible Senior Subordinated Notes due May 2010. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on the remaining balance of Convertible Senior Subordinated Notes due May 2011 of $0.9 million, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

We may incur substantial indebtedness in the future.

As of the date of this report, we have $0.9 million principal amount of 3.5% Convertible Senior Subordinated Notes due May 2011. We may incur substantial additional indebtedness in the future. The incurrence of a substantial amount of indebtedness could, among other things,

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. In fiscal year 2010, Spirox and Atmel accounted for 24% and 13% of our net sales, respectively. In fiscal years 2010, 2009 and 2008, Texas Instruments accounted for 12%, 10%, and 30%, respectively, of our net sales (which do not include sales of Credence Systems Corporation for fiscal 2008). In fiscal year 2008, STMicroelectronics accounted for 11% of our net sales (which do not include sales of Credence Systems Corporation for fiscal 2008). Sales to our ten largest customers accounted for 77% of revenues in fiscal year 2010 and 69% in fiscal year 2009. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be affected.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 76% of our revenues for fiscal year 2010 and 64% of our revenues for fiscal year 2009. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Our outsource manufacturing suppliers in Malaysia and Thailand increase our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

•	changes in law or policy resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	political and economic instability in our target international markets;

•	longer payment cycles common in foreign markets;

•	difficulties of staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it harder to protect our technology from appropriation by competitors; and

•	difficulties collecting our accounts receivable because of the distance and different laws.

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

The test equipment industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products, and the industry is highly competitive. Our competitors in the market for semiconductor test equipment include Advantest Corporation, Teradyne Inc., and Verigy Ltd. All of these major competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

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

Our success will depend substantially upon the continued service of our executive officers and key personnel, none of whom are bound by an employment or non-competition agreement. Our success will depend on our ability to attract and retain highly qualified managers and technical, engineering, marketing, sales and support personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. Layoffs in any industry downturn could make it more difficult for us to hire or retain qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation costs and licensing expenses or be prevented from selling our products.

Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing on the intellectual property rights of others and may be liable for that infringement, which could result in a significant liability for us. If we do infringe the intellectual property rights of others, we could be forced to either seek a license to intellectual property rights of others or alter our products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical.

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

Our stock price is volatile.

In the twelve-month period ending on July 31, 2010, our stock price ranged from a low of $2.25 to a high of $11.34. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and we also review goodwill annually in accordance with Topic 350, Intangibles—Goodwill and Other, to FASB ASC (formerly known as SFAS No. 142, Goodwill and Other Intangibles).

One potential indicator of goodwill impairment is whether our fair value, as measured by our market capitalization, has remained below our net book value for a significant period of time. Whether our market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been trading at such prices.

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

All of our facilities are leased. We have achieved worldwide ISO 9001:2000 certification at our facilities. We maintain our headquarters in Milpitas, California, where research and development, sales and customer support and corporate administration are located in a 90,068 square foot facility under a lease which expires in 2017. Under the same lease, we lease another 88,145 square foot facility, which is currently being marketed to potential sublessees. We lease a 56,380 square foot facility in Norwood, Massachusetts for corporate administration, sales and support, and research and development pursuant to a lease that expires in 2016. We also lease a 17,500 square foot facility in Beaverton, Oregon pursuant to a lease that expires in January 2015 for corporate administration and research and development. We also lease sales and customer support offices at various locations in the United States totaling approximately 18,000 square feet.

In addition, we own property in Hillsboro, Oregon that is currently being marketed for sale.

Our European headquarters is located in Munich, Germany, and our Asian headquarters is located in Singapore. We also maintain sales and support offices at other locations in Europe and in Asia. Office space leased in Asia and Europe totals approximately 170,000 square feet.

We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3.	Legal Proceedings

We have no material pending legal proceedings.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective with the closing of our merger agreement with Credence Systems Corporation on August 29, 2008, the symbol for our common stock on the Nasdaq Global Market changed to “LTXC”. Prior to that date, our common stock traded on the Nasdaq Global Market under the symbol “LTXX”. At the close of business on September 30, 2010, we effected a 1-for-3 reverse split of our common stock. The following table shows the high and low closing sale prices per share of our common stock, as reported on the Nasdaq Global Market, for the periods indicated. All amounts in the table have been adjusted to give effect to the reverse stock split:

Period	High	Low
Fiscal Year Ended July 31, 2010
First Quarter	$5.70	$2.25
Second Quarter	5.67	3.63
Third Quarter	11.34	5.34
Fourth Quarter	11.04	7.26
Fiscal Year Ended July 31, 2009
First Quarter	$6.60	$1.44
Second Quarter	2.19	0.27
Third Quarter	1.68	0.54
Fourth Quarter	2.79	1.11

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. In addition, our credit agreement with a bank contains certain covenants that prohibit us from paying cash dividends.

As of September 27, 2010, we had approximately 815 stockholders of record of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information relating to our compensation plans as of July 31, 2010. All amounts in the table have been adjusted to give effect to the reverse stock split:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	3,854,873	$20.35	1,507,209	*
Equity compensation plans not approved by security holders	—	—	—

Total	3,854,873	$20.35	1,507,209	*

*	Includes 326,477 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code.

This table excludes an aggregate of 6,611 shares issuable upon exercise of outstanding options assumed by us in connection with the StepTech acquisition. The weighted average exercise price of the excluded options is $3.33.

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2010 are derived from our audited consolidated financial statements.

	Fiscal Years Ended July 31, (In thousands)
	2010	2009 (b)	2008	2007	2006
Consolidated Statements of Operations Data:
Net sales	$219,082	$137,378	$135,825	$147,639	$216,503
Cost of sales	96,700	87,805	67,981	77,441	109,975
Inventory-related provision (a)	—	19,311	—	4,175	221
Engineering and product development expenses	48,943	71,165	46,020	50,044	53,807
Selling, general and administrative expenses	44,956	51,447	27,090	26,382	31,135
Impairment charges	—	5,799	—	—	—
Amortization of purchased intangible assets	10,655	15,967	—	—	—
Acquired in-process research and development	—	6,300	—	—	—
Restructuring	2,027	21,205	—	(377)	6,282

Income (loss) from operations	15,801	(141,621)	(5,266)	(10,026)	15,083
Other income (expense)	2,690	5,052	1,575	(640)	(2,842)

Income (loss) before income taxes	18,491	(136,569)	(3,691)	(10,666)	12,241
Provision (benefit) for income taxes	343	763	(3,091)	—	—

Net income (loss)	$18,148	$(137,332)	$(600)	$(10,666)	$12,241

Net income (loss) per share:
Basic	$0.40	$(3.38)	$(0.03)	$(0.52)	$0.60
Diluted	$0.39	$(3.38)	$(0.03)	$(0.52)	$0.59
Weighted average common shares used in computing net income (loss) per share:
Basic	45,198	40,646	20,870	20,710	20,561
Diluted	46,036	40,646	20,870	20,710	20,736
Consolidated Balance Sheet Data:
Working capital	$110,984	$47,223	$86,506	$87,279	$143,287
Property and equipment, net	26,277	38,301	27,213	32,483	37,633
Total assets	248,211	275,169	169,727	201,122	327,690
Total debt	826	85,730	17,900	47,222	147,691
Stockholders’ equity	176,752	105,404	117,280	113,108	117,639
Other Information:
Current ratio	3.02	1.39	3.43	2.32	2.13
Asset turnover	0.88	0.50	0.80	0.73	0.66
Debt as a percentage of total capitalization	0.50%	44.8%	13.2%	29.3%	56.0%
Additions to property and equipment	3,653	8,944	7,527	8,399	6,743
Depreciation and amortization	24,736	34,259	11,933	13,867	14,403

(a)	See Note 2 to the Consolidated Financial Statements.
(b)	2009 includes the results of the combined company as a result of a merger completed August 29, 2008. Selected financial data presented for 2006-2008 does not include Credence’s results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture, market and service semiconductor test solutions worldwide to leading companies in the semiconductor industry. Our semiconductor test equipment can test a broad range of analog, digital, mixed signal (a combination of analog and digital) and system in package (SIP) semiconductor devices.

We focus our marketing and sales on integrated device manufacturers (IDMs); subcontractors, which perform manufacturing services for the semiconductor industry; foundries, which provide wafer manufacturing capability; and fabless companies, which design integrated circuits but have no manufacturing capability.

Merger with Credence Systems Corporation

On August 29, 2008, the Company and Credence completed the Merger contemplated by the Merger Agreement, pursuant to which Credence became a wholly-owned subsidiary of the Company and the Company changed its name to “LTX-Credence Corporation”. Pursuant to the Merger Agreement, each share of Credence common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive 0.2043 shares of the Company’s common stock. As a result of this conversion, an aggregate of 21.0 million shares of the Company’s common stock were issued to former stockholders of Credence and, immediately after the Effective Time, the former stockholders of Credence held 50.02% of the outstanding shares of the Company’s common stock and the continuing Company stockholders held 49.98% of the outstanding shares of the Company’s common stock. In addition, at the Effective Time, all outstanding options and other equity-based awards to acquire shares of Credence common stock were converted into options and other equity-based awards to acquire shares of the Company’s common stock, as adjusted to reflect the exchange ratio of the Merger.

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

The aggregate purchase price of approximately $129.3 million included 21.0 million shares of LTX common stock at an estimated fair value of $117.7 million; approximately 1.3 million of fully vested stock options granted to Credence employees in exchange for their vested Credence stock options, with an estimated fair value of approximately $1.5 million; and approximately $10.1 million of direct acquisition costs. There were no potential contingent consideration arrangements payable to the former Credence shareholders in connection with this transaction.

The Company has measured the fair value of the 21.0 million shares of the Company common stock issued as consideration in connection with the merger under ASC 805 (specifically EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination). The Company determined the measurement date to be August 29, 2008, the date the transaction was completed, as the number of shares to be issued according to the exchange ratio was fixed without subsequent revision on that date. The Company valued the securities based on the average market price two days before and after the measurement date. The average stock price was determined to be approximately $5.61.

Industry Conditions and Outlook

We sell capital equipment and services to companies that design, manufacture, assemble or test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. As a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these semiconductor companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Therefore, demand for our semiconductor test equipment is dependent on growth in the semiconductor industry. In particular, three primary characteristics of the semiconductor industry drive the demand for semiconductor test equipment:

•	increases in unit production of semiconductor devices;

•	increases in the complexity of semiconductor devices used in electronic products; and

•	the emergence of next generation device technologies, such as SIP.

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2010 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our tester platforms during industry slowdowns. In fiscal 2010, engineering and product development expenses were $48.9 million, or 22.3% of net sales, as compared to $71.2 million, or 51.8% of net sales, in fiscal 2009.

We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our combined tester platforms to meet or exceed the cost and technical specifications required for the testing of advanced semiconductor devices. Our current investment in engineering and product development is focused on enhancements and additions to our product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate our tester platforms from the product offerings of our competitors. In addition, over the past several years, we have increasingly transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. This strategy has further reduced our fixed manufacturing costs. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We based these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that our most critical accounting policies upon which our financial reporting depends and which involve the most complex and subjective decisions or assessments are as follows: revenue recognition, inventory reserves, income taxes, warranty, goodwill and other intangibles, impairment of long-lived assets and allowances for doubtful accounts.

A summary of those accounting policies and estimates that we believe to be most critical to fully understand and evaluate our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and related disclosures elsewhere in this Annual Report on Form 10-K.

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

Inventory

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed. For the year ended July 31, 2010, we recorded $0.8 million in sales of previously written-off inventory. There were $0.2 million of sales related to previously reserved items recorded for the year ended July 31, 2009 and $1.2 million of sales related to previously reserved items recorded for the year ended July 31, 2008. The net incremental gross margin for these transactions did not have a significant impact on operating margins and overall operating results. As of July 31, 2010, our inventory of $21.0 million is stated net of inventory reserves of $45.6 million and consists of Fusion, X-Series, ASL, and Diamond products.

Of the $21.0 million inventory balance at July 31, 2010, $3.3 million consists of “last time buy” custom components primarily for Fusion HFi and ASL products, $11.5 million consists of materials and components to support current requirements for Fusion HFi, X-Series, ASL and Diamond products, and $6.0 million consists of evaluation inventory at customers. In addition, there is $0.2 million of deferred inventory costs related to shipment of inventory where revenue recognition is subject to product acceptance at July 31, 2010. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. See Note 2 to our Consolidated Financial Statements.

Income Taxes

In accordance with ASC 740, Income Taxes to the FASB ASC (formerly known as SFAS No. 109, Accounting for Income Taxes), (“ASC 740”), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax bases of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets decreased from $550.7 million at July 31, 2009, to $223.4 million at July 31, 2010. The decrease in our valuation allowance compared to the prior year was primarily due to decreases in deferred tax assets with respect to net operating loss and credit carryforwards that are subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

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

We adopted Subtopic 740-10, Accounting for Income Taxes, to the FASB ASC (formerly known as FIN No. 48, Accounting for Uncertain Tax Positions) (“ASC 740-10”) on August 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. There were no adjustments to our accumulated deficit as a result of the implementation of ASC 740-10.

Valuation of Goodwill

We follow the provisions of Topic 350, Intangibles—Goodwill and Other to the FASB ASC (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets) (“ASC 350”), which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful life. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in future impairment. We use a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we will compare the fair value of the reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test and determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As further discussed in Note 9 to the consolidated financial statements, we operate in one reporting unit.

Determining the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determining appropriate market comparables. We believe these assumptions to be reasonable, but actual conditions are unpredictable and inherently uncertain. Actual future results may differ from our estimates.

As discussed in Note 2 to the consolidated financial statements, during the year we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at July 31, 2010. We will perform these analyses if indicators of potential impairment exist, or at least annually.

Valuation of Identifiable Intangible Assets

Credence’s identifiable intangible assets include existing technology, customer relationships and trade names. Credence’s existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products. We primarily used the income approach to value the existing technology and other intangibles as the date of acquisition. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

In estimating the useful life of the acquired assets, we considered paragraph 11 of ASC 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We are amortizing these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as we believe this approximates the pattern in which the economic benefits of the assets will be derived.

Impairment of Long-Lived Assets

In connection with the merger with Credence, during the quarter ended October 31, 2008, we developed a product roadmap for the combined company which led to the phase out of certain consignment testers and property and equipment related to the ASL 3KRF, Diamond D40, and Sapphire product lines. In light of market conditions, we also wrote down certain equipment for which we do not believe we will recover the cost. Accordingly, we recorded an impairment loss for the three months ended October 31, 2008 of $5.0 million. In the quarter ended January 31, 2009, we recorded additional impairment charges of $0.8 million related to the reduction in the fair value of the land that we own in Hillsboro, Oregon. No impairments of long lived assets have been recorded in the period ended July 31, 2010.

Due to the decline in our stock price and lower than expected revenues for the year ended July 31, 2009, we conducted recoverability tests in accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC (formerly known as SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”) (“ASC 360”) based on undiscounted cash flows of our long-lived assets which contemplates significant cost savings. As a result of these tests, we determined there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. However, actual performance in the near and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers. During the year ended July 31, 2010, we determined that there were no impairment indicators present and therefore no analysis was required for long lived assets for that period.

Valuation of Acquired In-Process Research and Development

As part of the preliminary purchase price allocation for Credence, $6.3 million of the purchase price was allocated to acquired in-process research and development projects, primarily related to Credence’s ASL and Diamond tester product lines. The amount allocated to acquired in-process research and development represents the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was a detailed review of the development status of each project including factors such as costs incurred/remaining, technological risks achieved/remaining, and incompleteness.

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

Restructuring Costs

As a result of the Credence merger in August 2008, we assumed previous Credence management approved restructuring plans designed to reduce headcount, consolidate facilities and to align that company’s capacity and infrastructure to anticipated customer demand and transition of its operations for higher utilization of facility space. In connection with these plans, we assumed a total liability of approximately $6.0 million. Subsequent to the completion of the Merger, we incurred an additional $0.9 million related to these actions.

Additionally, we recorded a liability of approximately $13.0 million as part of our purchase accounting in accordance with ASC805, (specifically EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination ) primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. In addition, we recorded a liability of approximately $15.3 million for severance and other post-employment obligations for legacy LTX employees related to the merger, and two additional plans executed during the year to reduce headcount, associated with post-merger cost reduction initiatives. Our plan was finalized within one year of the date of the merger. All adjustments to severance and/or retention costs directly related to the Credence restructuring were recorded as an adjustment to goodwill.

During the years ended July 31, 2010 and 2009, we recorded a charge to operations of $1.6 million and $5.9 million, respectively, related to costs associated with vacating facilities that were no longer being used and also for the year ended July 31, 2010, $0.4 million for severance obligations for headcount reductions in Europe and Hillsboro, Oregon related to the downsizing of that facility.

We are accounting for restructuring costs in accordance with the provisions of Topic 420, Exit on Disposal Cost Obligations (formerly known as SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities) (“ASC 420”) and Topic 712, Compensation- Nonretirement Postemployment Benefits (formerly known as SFAS No. 112, Employers’ Accounting for Post-Employment Benefits—an amendment of FASB Statements No. 5 and 4).

Warranty

We provide standard warranty coverage on our systems, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. We use actual service hours and parts expense per system and apply the actual labor and overhead rates to estimate the warranty charge. The actual product performance and/or field expense profiles may differ, and in those cases we adjust the warranty accrual accordingly.

Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. In any circumstances in which we are aware of a customer’s inability to meet its financial obligations, we provide an allowance, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation and our historical experience. If circumstances change, and the financial condition of our customers were adversely affected resulting in their inability to meet their financial obligations to us, we may need to record additional allowances.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations data.

	Year Ended July 31,
	2010	2009 (a)	2008 (a)
	(in thousands, except per share data)
Net sales	$219,082	$137,378	$135,825
Cost of sales	96,700	87,805	67,981
Inventory-related provision	—	19,311	—

Gross profit	122,382	30,262	67,844
Engineering and product development expenses	48,943	71,165	46,020
Selling, general and administrative expenses	44,956	51,447	27,090
Amortization of purchased intangibles	10,655	15,967	—
Restructuring	2,027	21,205	—
Impairment charges	—	5,799	—
Acquired in-process research and development	—	6,300	—

Income (loss) from operations	15,801	(141,621)	(5,266)
Other income (expense):
Interest expense	(2,745)	(6,077)	(1,136)
Investment income	224	2,271	2,184
Other income, net	2,131	3,493	527
Gain on extinguishment of debt, net	3,080	2,387	—
Gain on liquidation of subsidiary	—	2,978	—

Income (loss) before income taxes	18,491	(136,569)	(3,691)
Provision (benefit) for income taxes	343	763	(3,091)

Net income (loss)	$18,148	$(137,332)	$(600)

Net income (loss) per share:
Basic	$0.40	$(3.38)	$(0.03)
Diluted	$0.39	$(3.38)	$(0.03)

(a)	2009 includes the results of the combined company as a result of a merger completed August 29, 2008. Financial data presented for 2008 does not include Credence’s results.

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of total net sales.

	Percentage of Net Sales Year Ended July 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	44.1	63.9	50.1
Inventory related provision	—	14.1	—

Gross profit	55.9	22.0	49.9
Engineering and product development expenses	22.3	51.8	33.9
Selling, general and administrative expenses	20.5	37.5	19.9
Impairment charges	—	4.2	—
Amortization of purchased intangibles	4.9	11.6	—
Acquired in-process research and development	—	4.6	—
Restructuring	1.0	15.4	—

Income (loss) from operations	7.2	(103.1)	(3.9)
Other income (expense):
Interest expense	(1.3)	(4.4)	(0.8)
Investment income	0.1	1.7	1.6
Other income, net	1.0	2.5	0.4
Gain on liquidation of subsidiaries	—	2.2	—
Gain on extinguishment of debt, net	1.4	1.7	—

Income (loss) before income taxes	8.4	(99.4)	(2.8)
Provision (benefit) for income taxes	0.1	0.6	(2.3)

Net income (loss)	8.3%	(100)%	(0.5)%

Fiscal 2010 Compared to Fiscal 2009

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services, net of returns and allowances. Net sales for the year ended July 31, 2010 increased 59.5% to $219.1 million as compared to $137.4 million in the prior year. The increase in net sales in the year ended July 31, 2010 as compared to the prior year is due to higher demand from certain customers as their capital spending levels recover from historically low amounts in recent years. Sales to our ten largest customers accounted for 77% and 69% of revenues for the years ended July 31, 2010 and July 31, 2009, respectively. Net product sales were $174.1 million for the year ended July 31, 2010 as compared to $79.6 million for the year ended July 31, 2009.

Service revenue, included in net sales, accounted for $45.0 million, or 20.5% of net sales, and $57.8 million, or 42.0% of net sales, for the years ended July 31, 2010 and 2009, respectively. Service revenue for the twelve months ended July 31, 2009 included revenue from service contracts from Credence that were sold to a third party prior to the merger that did not recur in the twelve months ended July 31, 2010.

Geographically, sales to customers outside of the United States were 76.4% and 64.4% of net sales for the years ended July 31, 2010 and 2009, respectively. The increase in sales to customers outside the United States was a result of increased demand, primarily in Taiwan and China, and change in product mix.

Inventory-related provision. We recorded an inventory-related provision of $19.3 million, or 14.1% of net sales in the year ended July 31, 2009 for excess and obsolete inventory as a result of the determination of the combined company product roadmap, as well as declining customer demand due to industry conditions for certain product lines. Approximately $5.9 million of the provision related to product roadmap decisions to eliminate the ASL3K RF and Diamond D-40 products. The provision also consisted of $0.8 million related to the implementation of product roadmap decisions related to the ASL3K MS line and $4.8 million related to future requirements of last time buy components related to the implementation of the product roadmap decisions. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the provision of approximately $1.2 million was related to our Fusion CX product line which is being phased out in favor of our Fusion MXc product line.

Gross profit margin. The gross profit margin was $122.4 million or 55.9% of net sales in the year ended July 31, 2010, as compared to $30.3 million or 22.0% of net sales in the same period in 2009. The increase in gross profit margin for the twelve months ended July 31, 2010 as compared to the same period in 2009 was driven by an increase in product revenue fueled by higher demand from certain customers as they increase their capital spending levels and the inventory-related provision that was recorded during the twelve months ended July 31, 2009 that did not recur during the twelve months ended July 31, 2010.

Engineering and product development expenses. Engineering and product development expenses were $48.9 million, or 22.3% of net sales, in the year ended July 31, 2010, as compared to $71.2 million, or 51.8% of net sales for the year ended July 31, 2009. The decrease in engineering and product development expenses for the year ended July 31, 2010 as compared to the year ended July 31, 2009 is principally a result of decreased payroll and operating expenses associated with our merger integration cost reduction plan. As a result of this plan, headcount for engineering and product development departments decreased from 626 at the beginning of fiscal 2009 to 317 as of July 31, 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses were $45.0 million, or 20.5% of net sales, in the year ended July 31, 2010, as compared to $51.4 million, or 37.5% of net sales for the year ended July 31, 2009. The decrease is principally a result of decreased headcount in the sales, general and administrative departments from 357 at the beginning of fiscal 2009 to 145 as of July 31, 2010 in line with our merger integration cost reduction plan, partially offset by an increase during the twelve months ended July 31, 2010 of sales commissions, primarily to distributors, related to the increase in revenue for the same period and increased profit sharing bonus expense for executives and employees associated with improved operating results.

Impairment charges. There were no impairment charges recorded during the year ended July 31, 2010. For the year ended July 31, 2009, we recorded impairment charges of $5.8 million. $5.0 million of the impairment charges were primarily related to write-offs of certain internal capital equipment acquired from Credence. The charge was based on our determination of the current combined company product roadmap, as well as declining customer demand due to the current industry environment. We initiated a phase out of the Diamond D40 and ASL3K RF product lines and as such determined that the demonstration equipment and other equipment to support development of these products were no longer needed or useable in other products. The remaining $0.8 million of impairment charges related to the revaluation of our land in Hillsboro, Oregon, for the excess of book value over fair value.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $10.7 million or 4.9% of net sales for the year ended July 31, 2010, as compared to $16.0 million or 11.6% of net sales for the year ended July 31, 2009. The underlying intangible assets relate to acquired technology, customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years, based on a pattern of estimated use, which is heavily weighted to the first two years.

Acquired in-process research and development. In connection with the Credence merger, we recorded a charge associated with the write-off of in-process research and development of $6.3 million or 4.6% of net sales for the year ended July 31, 2009. The most significant acquired in-process research and development related to Credence’s ASL and Diamond tester product lines.

Restructuring. Restructuring expense was $2.0 million or 0.9% of net sales for the year ended July 31, 2010, as compared to $21.2 million or 15.4% of net sales for the year ended July 31, 2009. For the year ended July 31, 2010, we recorded a charge of $2.0 million related to additional square footage vacated, changes in sublease assumptions and future rental payments on previously vacated facilities, severance obligations for headcount reductions in Europe and downsizing of the Company’s Hillsboro, Oregon facility. The charges recorded in the year ended July 31, 2009 included $5.9 million related to costs of vacating several facilities that were no longer being used by us. The remainder of the expense or $15.3 million was related to employee termination related severance and outplacement costs and post-employment benefits associated with three separate headcount reduction actions in October 2008, January 2009 and April 2009.

Interest expense. Interest expense was $2.7 million for the year ended July 31, 2010 as compared to $6.1 million for the year ended July 31, 2009. Interest expense relates primarily to our Convertible Senior Subordinated Notes due May 2010, which bear an interest rate of 3.5% and our Convertible Senior Subordinated Notes due May 2011, which bear an interest rate of 3.5% and carry a premium due at maturity of 7.5%. We also incurred interest expense associated with borrowings on our revolving credit facility which bears an interest rate between 4.0% and 4.5% and our bank term loan which bore an interest rate of the prime rate minus 1.25%, until we refinanced our bank debt in February 2009, after which the term loan began bearing interest at a variable rate of between 4.0% and 4.5%. The decrease in interest expense is primarily the result of the decrease in the principal balance of convertible notes outstanding as of July 31, 2010 versus July 31, 2009, the reduction in the outstanding borrowings under the secured revolving facility which was paid down in March 2010 with no subsequent borrowings, and the reduction in the balance of a term loan held with Silicon Valley Bank that was fully paid off during the first quarter of fiscal 2010.

Investment income. Investment income was $0.2 million for the year ended July 31, 2010, as compared to $2.3 million for the year ended July 31, 2009. The decrease was in line with a reduction in interest rates, and a reduction in the underlying cash balance throughout the year from net cash used in operating activities and net cash used in financing activities, primarily repurchases of certain of our Convertible Notes.

Gain on extinguishment of debt, net. At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the year ended July 31, 2009, we repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value. Of the $87.0 million in Notes repurchases, the repurchases of $47.3 million of Notes in exchange for 3.5% Convertible Senior Subordinated Notes due 2011 (“New Notes”) were considered debt modifications under ASC 470 (EITF 96-19). Accordingly, we deferred a gain of $2.4 million and are amortizing the gain over the remaining life of the New Notes. For the year ended July 31, 2009, we recognized $0.3 million of the gain on this deferral. The discount to the par value of the extinguishment of the remaining notes repurchased resulted in a net gain on extinguishment of debt of approximately $2.1 million in the year ended July 31, 2009. In the year ended July 31, 2010, we repurchased $33.1 million of principal amount of the outstanding New Notes at a discount to their par value, which resulted in a net gain of approximately $0.9 million. We also recognized approximately $2.2 million of previously deferred gains from the debt modifications executed in fiscal 2009.

Other income, net. Other income, net was $2.1 million for the year ended July 31, 2010, as compared to $3.5 million for the year ended July 31, 2009. During the year ended July 31, 2010, we collected $2.6 million of a receivable which had been acquired at the time of the merger with Credence and was fully reserved based upon significant uncertainty regarding collectibility. Other income, net, also includes foreign exchange currency gains and losses.

Provision (benefit) for income taxes. We recorded an income tax provision of $0.3 million for the year ended July 31, 2010 as compared to $0.8 million for the year ended July 31, 2009, primarily due to foreign tax on earnings generated in foreign jurisdictions.

As of July 31, 2010 and July 31, 2009, our liability for unrecognized income tax benefits was $8.6 million and $13.7 million, respectively. As of July 31, 2010 unrecognized tax benefits of $4.8 million, if recognized, would impact the effective income tax rate. The decrease in the unrecognized income tax benefits is attributable to the release of uncertain tax positions in respect to net operating loss and credit carryforwards that are subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing tax assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income (loss). Net income was $18.1 million, or $0.40 per basic share and $0.39 per diluted share, in the year ended July 31, 2010, as compared to net loss of $137.3 million, or $(3.38) per basic and diluted share, in the year ended July 31, 2009. The $155.4 million change from net loss to net income in the year ended July 31, 2010 as compared to the year ended July 31, 2009 was principally due to $54.2 million of merger-related charges that were incurred in fiscal 2009 that did not recur in fiscal 2010, improved levels of sales in the ATE sector, as well as decreased operating expenses associated with our merger related cost reduction plan.

Fiscal 2009 Compared to Fiscal 2008

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services, net of returns and allowances. Net sales for the year ended July 31, 2009 increased 1.1% to $137.4 million as compared to $135.8 million in the prior year. The increase in net sales in the year ended July 31, 2009 as compared to the prior year is due to the inclusion in the period ended July 31, 2009 of eleven months of Credence revenue as a result of the merger with Credence. The incremental net sales from Credence’s products were substantially offset by reduced shipment volume across all products during the year ended July 31, 2009 due to prolonged unfavorable industry and market conditions that have significantly impacted the semiconductor industry capital expenditures for automated test equipment. Sales to our ten largest customers accounted for 69% and 78% of revenues for the years ended July 31, 2009 and July 31, 2008, respectively. Net product sales were $79.6 million for the year ended July 31, 2009 as compared to $108.4 million for the year ended July 31, 2008.

Service revenue, included in net sales, accounted for $57.8 million, or 42.0% of net sales, and $27.4 million, or 20.2% of net sales, for the years ended July 31, 2009 and 2008, respectively. The increase in service revenue is primarily a result of the inclusion of eleven months of Credence-generated service revenue for the fiscal year ended July 31, 2009.

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

Engineering and product development expenses. Engineering and product development expenses were $71.2 million, or 51.8% of net sales, in the year ended July 31, 2009, as compared to $46.0 million, or 33.9% of net sales for the year ended July 31, 2008. The increase in engineering and product development expenses for the year ended July 31, 2009 as compared to the year ended July 31, 2008 is principally a result of increased engineering and product development expenses associated with the inclusion of eleven months of Credence operations, partially offset by the elimination of certain research and development expenditures related to product lines terminated as part of the merger integration roadmap decisions.

Selling, general and administrative expenses. Selling, general and administrative expenses were $51.4 million, or 37.5% of net sales, in the year ended July 31, 2009, as compared to $26.7 million, or 19.7% of net sales for the year ended July 31, 2008. The increase is primarily driven by the inclusion of eleven months of Credence-related selling, general and administrative expenses in the results for the year ended July 31, 2009, offset in part by savings associated with merger related cost synergies realized during the period.

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

Restructuring. Restructuring expense was $21.2 million or 15.4% of net sales for the year ended July 31, 2009. The restructuring expense includes employee termination-related severance and outplacement costs, post-employment benefits associated with the merger, as well as costs associated with closing certain facilities. On September 9, 2008, we announced and initiated a restructuring plan. The total cost of the severance related cash charges for this action was $15.9 million of which $13.0 million was recorded to goodwill as a component of the merger cost on the August 29, 2008 opening balance sheet of Credence and $2.9 million related to the LTX workforce reductions which were recorded through the statement of operations as a restructuring charge. On January 20, 2009, we announced additional severance-related restructuring actions that resulted in a total cash charge of $8.5 million. The additional restructuring expense of $5.9 million recorded during the three months ended January 31, 2009 related to costs associated with vacating several facilities that are no longer being utilized by us. On April 23, 2009, we announced further employee-related restructuring actions that resulted in a total cash charge of $3.2 million. There were no restructuring costs recorded for the year ended July 31, 2008.

Interest expense. Interest expense was $6.1 million for the year ended July 31, 2009 as compared to $1.1 million for the year ended July 31, 2008. Interest expense for the year ended July 31, 2009 relates primarily to our Convertible Senior Subordinated Notes due May 2010, which bear an interest rate of 3.5% and our Convertible Senior Subordinated Notes due May 2011, which bear an interest rate of 3.5% and carry a premium due at maturity of 7.5%. We also incurred interest expense associated with borrowings on our revolving credit facility which bears an interest rate between 4.0% and 4.5% and our bank term loan which bore an interest rate of the prime rate minus 1.25%, until we refinanced our bank debt in February 2009, after which the term loan began bearing interest at a variable rate of between 4.0% and 4.5%.

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

Other income, net. Other income, net was $3.5 million for fiscal 2009 which is primarily composed of $2.3 million for income on the recovery of a previously written off receivable that was acquired in the merger with Credence and originally deemed to be uncollectible. The impact of foreign currency remeasurement is also included in this account and approximated $0.1 million of net foreign exchange gains in 2009. For fiscal 2008, other income of $0.1 million was primarily related to net realized gains associated with foreign currency remeasurement.

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

Net loss. Net loss was $137.3 million, or $(3.38) per basic and diluted share, in the year ended July 31, 2009, as compared to net loss of $0.6 million, or $(0.03) per basic and diluted share, in the year ended July 31, 2008. The $136.7 million increase in net loss in the year ended July 31, 2009 as compared to the year ended July 31, 2008 was principally due to $54.2 million of merger-related charges, historically low levels of sales in the ATE sector, as well as increased operating expenses associated with eleven months of the acquired Credence operations.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the year ended July 31, 2010 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2009	$95.6
Pay down of Term Loan with Silicon Valley Bank (“SVB”)	(12.2)
Repurchases of convertible notes	(31.6)
Cash received from secondary equity offering, net	47.7
Pay down of credit revolver, net	(39.4)
Repayment at maturity of Notes due May 2010	(1.5)
Capital expenditures	(3.7)
Other sources of cash	38.5

Cash and cash equivalents and marketable securities at July 31, 2010	$93.4

As of July 31, 2010, we had $93.4 million in cash and cash equivalents and marketable securities and net working capital of $111.0 million, as compared to $95.6 million of cash and cash equivalents and marketable securities and $47.2 million of net working capital at July 31, 2009. The decrease in cash and cash equivalents and marketable securities was due to the pay down of our secured credit revolver of $39.4 million, pay down of the term loan with SVB of $12.2 million, repurchases of convertible notes of $31.6 million, and other items funded by proceeds from our secondary equity offering completed during the quarter ending April 30, 2010 and inflows from improvements in working capital.

Accounts receivable from trade customers, net of allowances, was $45.6 million at July 31, 2010, as compared to $23.6 million at July 31, 2009. The principal reason for the $22 million increase in accounts receivable is our revenues outpaced cash collections for the year ended July 31, 2010. The allowance for doubtful accounts was $0.1 million, or 0.2% of gross trade accounts receivable at July 31, 2010 and $0.5 million, or 2.0% of gross trade accounts receivable at July 31, 2009. The decrease in the allowance of $0.4 million was principally the result of the write off of amounts previously provided for as uncollectible.

Accounts receivable from other sources, principally amounts due from our contract manufacturers, decreased $0.2 million to $1.2 million at July 31, 2010, as compared to $1.4 million at July 31, 2009. The decrease was attributed to the timing of component inventory transferred to our outsource suppliers based on an increase in build plans.

Net inventories decreased by $14.3 million to $21.0 million at July 31, 2010 as compared to $35.3 million primarily due to the sale of production inventory in our normal course of doing business, offset by an increase in consignment inventory deployed to certain customers and prospective customers.

Prepaid expenses and other current assets decreased by $7.6 million to $4.6 million at July 31, 2010 as compared to $12.2 million at July 31, 2009 primarily due to collections of value-added tax (“VAT”) receivables, the liquidation of assets in a deferred compensation plan, utilization of prepaid inventory in line with the increase in sales activities for the year, reduction of our prepaid rent for the comparative periods related to our downsizing activities in our Oregon facility, and return of a security deposit for one of our properties at lease-end.

Future cash payments related to severance restructuring actions are approximately $0.1 million and are expected to be paid out within 12 months.

Capital expenditures totaled $3.7 million for the year ended July 31, 2010, as compared to $8.9 million for the year ended July 31, 2009. Expenditures for the year ended July 31, 2010 were composed of testers and tester spare parts, and equipment related to our asset purchase of a board repair vendor. Expenditures for the year ended July 31, 2009 were composed of tester and tester spare parts.

Net cash provided by operating activities for the year ended July 31, 2010 was $38.7 million as compared to net cash used in operating activities of $58.4 million for the year ended July 31, 2009. The net cash provided by operating activities for the year ended July 31, 2010 was primarily related to our net income of $18.1 million, adjusted for non-cash items, principally depreciation and amortization, of $29.4 million, offset by a net increase in working capital of $8.8 million. The net cash used in operating activities of $58.4 million for the year ended July 31, 2009 was primarily related to our net loss of $137.3 million adjusted for non-cash items, principally depreciation and amortization and impairment losses, of $74.7 million, offset by a net decrease in working capital of $4.2 million.

Net cash used in investing activities for the year ended July 31, 2010 was $12.2 million as compared to net cash provided by investing activities of $136.2 million for the year ended July 31, 2009. The net cash used in investing activities for the year ended July 31, 2010 was primarily related to $43.1 million in purchases of available for sale securities and $3.7 million in purchases of property and equipment, offset by $34.6 million of proceeds from sales and maturities of available for sale securities. The net cash provided by investing activities for the year ended July 31, 2009 was primarily related to $131.7 million of net cash received in connection with our merger with Credence Systems Corporation, as well as $19.7 million in proceeds from the maturities of available for sale securities, offset by $6.3 million of purchases of available for sale securities, and $8.9 million in purchases of property and equipment.

We had $37.8 million in net cash used in financing activities for the year ended July 31, 2010 as compared to net cash used in financing activities of $42.7 million for the year ended July 31, 2009. The net cash used in financing activities for the year ended July 31, 2010 was primarily related to payments made on our term loan of $12.2 million and cash payments made on our convertible senior subordinated notes of $33.1 million, as well as net repayments of borrowings from our revolving credit facility of $99.4 million. These amounts were offset by proceeds received from borrowings from our revolving credit facility of $60.0 million and proceeds from our secondary equity offering of $47.7 million. The net cash used in financing activities for the year ended July 31, 2009 was primarily related to payments made on our term loan of $5.7 million and payments made on our convertible senior subordinated notes of $76.3 million, offset by proceeds from borrowings on revolving credit facility of $39.4 million.

Loan Agreements with Silicon Valley Bank (“SVB”)

On February 25, 2009, we entered into a modification of our Loan Agreement with SVB to provide for a two-year secured revolving line of credit (the “First Loan Modification Agreement”) that expires in February 2011. The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of up to $40.0 million. Any amounts outstanding under the secured credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. Our debt obligations under the secured credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the First Loan Modification Agreement).

The secured credit facility contains negative covenants applicable to us, including a financial covenant requiring we maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan, secured line of credit and standby letters of credit plus $7.0 million at all times, plus $20.0 million at the end of any fiscal quarter. The secured credit facility also contains restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

As part of this transaction, we capitalized approximately $0.4 million of legal and other third-party fees and are recognizing the costs over the two-year term of the secured credit facility, in accordance with the provisions of ASC 470 (EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements). As of July 31, 2010, $0.1 million of these costs remains to be amortized.

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

On August 5, 2009, we and SVB entered into a fourth loan modification agreement (the “Fourth Loan Modification Agreement”), which modified the terms of a liquidity covenant contained in the Loan Agreement and provides for adjustments in the amount of the revolving line of credit based on the level of Quick Assets (as defined in the Loan Agreement). In connection with the Fourth Loan Modification Agreement we repaid in full all principal and interest on our outstanding term loan with SVB.

As of July 31, 2010, we have no amounts outstanding under the secured revolving credit facility, however we do have the ability to borrow up to $40.0 million under this facility until February 2011. In comparative periods when there were amounts outstanding, because of the minimum level of liquidity required per the financial covenant noted above, we classified the borrowings under the secured revolving credit facility as a current liability on our consolidated balance sheet.

Convertible Senior Subordinated Notes

At the date of the Merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due in May 2010 (“Notes”). In the year ended July 31, 2009, we repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for net cash consideration of $76.3 million, and also entered into an exchange transaction with two noteholders which reduced the aggregate principal amount outstanding but extended the due date to May 2011.

In the year ended July 31, 2010, we repurchased $33.1 million of 3.5% Convertible Senior Subordinated Notes due May 2011 (“New Notes”) at a discount to their par value for net cash consideration of $31.6 million. We accounted for the repurchase of the notes as an extinguishment of debt in accordance with Topic 860, Transfers and Servicing, to the FASB ASC (formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125) (“ASC 860”) and recorded a net gain on extinguishment of debt of $0.9 million in the twelve months ended July 31, 2010.

In May 2010, we repaid $1.5 million of Notes on their maturity date.

As a result, as of July 31, 2010, we have $0.9 million principal of notes outstanding due in May 2011.

As noted above, in March and May of 2009, we entered into exchange transactions with two noteholders to exchange $47.3 million of Notes with $33.9 million of 3.5% Convertible Senior Subordinated Notes due May 2011 (“New Notes”), which included cash consideration of $10.6 million. The May transaction resulted from our Exchange Offer which was described in the Offering Circular, dated April 22, 2009 and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). As the terms and conditions of the New Notes did not substantially change from the Notes, we concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $2.4 million on these exchange transactions was deferred and was amortized over the remaining holding period of the New Notes. All but $0.9 million of these New Notes were repurchased during the quarter ending April 30, 2010, and therefore the remaining deferred gain associated with the exchange transaction was recognized in the statement of operations in that quarter. For the twelve months ended July 31, 2010, we have recorded $2.2 million of this gain in the statement of operations. As of July 31, 2010, no deferred gain remains.

The New Notes are unsecured senior subordinated indebtedness, rank equally with the Notes and bear interest at the rate of 3.5% per annum. Interest is payable on the New Notes on May 15 and November 15 of each year through maturity on May 15, 2011, commencing on November 15, 2009. At maturity, we will be required to repay the outstanding principal of the New Notes, together with any accrued and unpaid interest thereon, and pay a maturity premium equal to 7.5% of such principal. New Notes may be issued only in denominations of $1,000 or an integral multiple thereof.

The New Notes are convertible, subject to the satisfaction of certain conditions or the occurrence of certain events as provided in the Indenture, into shares of our common stock at a conversion price per share of our common stock of $40.38 (subject to adjustment in certain events). The New Notes contain provisions known as net share settlement which, upon conversion of the New Notes, require we pay holders in cash for up to the principal amount of the converted New Notes and to settle any amounts in excess of the cash amount in shares of our common stock.

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

The New Notes are subordinated in right of payment to our senior debt. No payment on account of principal of, interest or premium, if any, on, or any other amounts due on the New Notes and no redemption, repurchase or other acquisition of the New Notes may be made unless full payment of all amounts due on up to $60 million (inclusive of principal, premium, interest and other amounts) of our senior debt that has been designated “Designated Senior Debt” for purposes of the Indenture has been made or duly provided for pursuant to the terms of the instrument governing such Designated Senior Debt. In addition, the Indenture provides that if any of the holders of Designated Senior Debt provides notice, which is referred to as a payment blockage notice, to we and the Trustee that a non-payment default has occurred giving the holder of such Designated Senior Debt the right to accelerate the maturity thereof, no payment on the New Notes and no repurchase or other acquisition of the New Notes may be made for specified periods.

On August 1, 2009, we adopted Subtopic 470-20, Debt with Conversion and Other Options to the FASB ASC (specifically FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC 470-20”). ASC 470-20 relates to the accounting for convertible debt instruments and allocated the par value of the New Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the New Notes were reassessed and the debt component of the New Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of ASC 470-20 was not material to any period presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the New Notes.

We also adopted the provisions of Topic 815, Derivatives and Hedging to the FASB ASC (specifically EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which became effective for us on August 1, 2009. We determined that there was no impact to us upon adoption.

For the twelve months ended July 31, 2010, we recorded interest expense in our statement of operations of $0.5 million, associated with the amortization of the debt discount. The statement of operations and statement of cash flows for the twelve months ended July 31, 2010 were not impacted by the adoption of the new guidance as the Exchange Offer occurred in May 2009.

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of July 31, 2010 and July 31, 2009 (in thousands):

	July 31, 2010	July 31, 2009
Convertible Senior Subordinated Notes due 2011	$876	$32,610
Less: Unamortized debt discount	(50)	—

Net carrying value—Convertible Senior Subordinated Notes due 2011	$826	$32,610

The remaining debt discount of $0.1 million as of July 31, 2010 is being amortized over the remaining term of the New Notes, which is less than one year.

Covenants

As of July 31, 2010, we were in compliance with all underlying covenants associated with our various debt obligations, including our liquidity covenant as modified by the Fourth Loan Modification.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible senior subordinated notes, rental properties, inventory purchase commitments, severance payments and other operating leases.

As of the date of filing we have no amounts outstanding under the secured credit facility. However, we do have the ability to borrow under this facility until February 2011.

The aggregate outstanding amount of the contractual obligations is $43.0 million as of July 31, 2010. These obligations and commitments represent maximum payments based on current cash flow forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

We have approximately $12.2 million of non-cancelable inventory commitments with our outsource suppliers as of July 31, 2010. We expect to consume this inventory through normal operating activity over the next three to six months.

The following summarizes our contractual obligations at July 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in the future periods:

	Total	2011	2012 – 2013	2014 – 2015	Thereafter
	(in thousands)
Financial Obligations:
Operating leases	$29,806	$5,463	$9,616	$8,604	$6,123
Inventory commitments	12,183	12,183	—	—	—
Convertible Senior Subordinated Notes due 2011 (including interest)	883	883	—	—	—
Severance	84	84	—	—	—

Total Financial Obligations	$42,956	$18,613	$9,616	$8,604	$6,123

In addition to the 2011 financial obligations above, we expect to expend approximately $8.7 million on capital expenditures in fiscal 2011.

Off-Balance Sheet Arrangements

As of July 31, 2010, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K regarding the impact of certain recently issued accounting pronouncements on our consolidated financial statements.

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

Our primary exposure to market risks is fluctuations in foreign currency exchange rates.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Japan, the Pacific Rim and Europe. In fiscal 2010, our revenues derived from sales outside the United States constituted 76% of our total revenues. Accounts receivable in currencies other than U.S. dollars compose 1% of the outstanding accounts receivable trade balance at July 31, 2010. Receivables generally are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars compose 7.5% of the outstanding accounts payable balance at July 31, 2010.

Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Interest Rate Risk

Our $40.0 million Secured Revolving Credit Facility bears interest at the lender’s variable prime rate, or 4.5%, whichever is greater. We may also, from time to time, have other outstanding short-term and long-term borrowings with variable interest rates. As of the date of filing we have no amounts outstanding under the secured credit facility. However, we do have the ability to borrow under this facility until February 2011.

Item 8.	Financial Statements and Supplementary Data

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$74,978	$86,488
Marketable securities	18,458	9,152
Accounts receivable—trade, net of allowances of $108 and $481, respectively	45,622	23,578
Accounts receivable—other	1,174	1,374
Inventories	21,039	35,339
Prepaid expenses and other current assets	4,585	12,163

Total current assets	165,856	168,094
Property and equipment, net	26,277	38,301
Intangible assets, net	12,277	22,933
Goodwill	43,030	43,030
Other assets (includes restricted cash of $256 and $777, respectively)	771	2,811

Total assets	$248,211	$275,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$826	$53,120
Accounts payable	16,639	18,551
Deferred revenues	8,317	7,373
Other accrued expenses	29,090	41,827

Total current liabilities	54,872	120,871
Long-term debt, less current portion	—	32,610
Other long-term liabilities	16,587	16,284
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Common stock, $0.05 par value:
150,000,000 shares authorized; 49,051,312 and 42,550,513 shares issued and outstanding in 2010 and 2009, respectively	2,453	2,128
Additional paid-in capital	752,188	699,232
Accumulated other comprehensive income	36	117
Accumulated deficit	(577,925)	(596,073)

Total stockholders’ equity	176,752	105,404

Total liabilities and stockholders’ equity	$248,211	$275,169

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year ended July 31,
	2010	2009	2008
Net product sales	$174,088	$79,626	$108,448
Net service sales	44,994	57,752	27,377

Net sales	219,082	137,378	135,825
Cost of sales	96,700	87,805	67,981
Inventory-related provision	—	19,311	—

Gross profit	122,382	30,262	67,844
Engineering and product development expenses	48,943	71,165	46,020
Selling, general and administrative expenses	44,956	51,447	27,090
Amortization of purchased intangible assets	10,655	15,967	—
Restructuring	2,027	21,205	—
Impairment charges	—	5,799	—
Acquired in-process research and development	—	6,300	—

Income (loss) from operations	15,801	(141,621)	(5,266)
Other income (expense):
Interest expense	(2,745)	(6,077)	(1,136)
Investment income	224	2,271	2,184
Gain on liquidation of subsidiary	—	2,978	—
Gain on extinguishment of debt, net	3,080	2,387	—
Other income, net	2,131	3,493	527

Income (loss) before income taxes	18,491	(136,569)	(3,691)
Provision for (benefit from) income taxes	343	763	(3,091)

Net income (loss)	$18,148	$(137,332)	$(600)

Net income (loss) per share:
Basic	$0.40	$(3.38)	$(0.03)
Diluted	$0.39	$(3.38)	$(0.03)
Weighted-average common shares used in computing net income (loss) per share:
Basic	45,198	40,646	20,870
Diluted	46,036	40,646	20,870
Comprehensive income (loss):
Net income (loss)	$18,148	$(137,332)	$(600)
Unrealized gain (loss) on marketable securities	(81)	243	471
Pension liability gain (loss)	—	739	(496)

Comprehensive income (loss)	$18,067	$(136,350)	$(625)

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid–In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 31, 2007	20,814,982	$1,041	$571,048	$(840)	$(458,141)	$113,108
Exercise of stock options	5,883	—	29	—	—	29
Vesting of stock based awards	80,790	4	4,188	—	—	4,192
Issuance of shares under employees’ stock purchase plan	93,293	5	571	—	—	576
Unrealized gain on marketable securities	—	—	—	471	—	471
Change in pension liability	—	—	—	(496)	—	(496)
Net loss	—	—	—	—	(600)	(600)

Balance at July 31, 2008	20,994,948	1,050	575,836	(865)	(458,741)	117,280
Issuance of stock for Credence transaction	21,001,427	1,050	116,673	—	—	117,723
Fair value of options exchanged during Credence transaction	—	—	1,508	—	—	1,508
Vesting of stock based awards	481,049	24	5,129	—	—	5,153
Issuance of common shares under employees’ stock purchase plan	73,089	4	86	—	—	90
Unrealized gain on marketable securities	—	—	—	243	—	243
Change in pension liability	—	—	—	739	—	739
Net loss	—	—	—	—	(137,332)	(137,332)

Balance at July 31, 2009	42,550,513	2,128	699,232	117	(596,073)	105,404
Equity Offering (including fees)	5,941,667	297	47,359	—	—	47,656
Vesting of stock based awards	485,154	24	3,630	—	—	3,654
Issuance of shares under employees’ stock purchase plan	73,978	4	498	—	—	502
Unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Effect of adoption of ASC 470-20 as it relates to Convertible Senior Subordinated Notes	—	—	1,469	—	—	1,469
Net Income	—	—	—	—	18,148	18,148

Balance at July 31, 2010	49,051,312	$2,453	$752,188	$36	$(577,925)	$176,752

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$18,148	$(137,332)	$(600)
Add (deduct) non-cash items:
Inventory-related provision	—	19,311	—
Stock-based compensation	4,220	3,925	4,393
Depreciation and amortization	24,736	34,259	11,933
Benefit for income taxes	—	—	3,251
Acquired in-process research and development	—	6,300	—
Gain on liquidation of subsidiary	—	(2,978)	—
Gain on extinguishment of debt, net	(3,080)	(2,387)	—
Loss on disposal of property and equipment	1,775	5,099	904
Impairment charges	—	5,799	—
Other non-cash items	1,711	5,418	664
Changes in operating assets and liabilities, net of effect of merger:
Accounts receivable	(21,743)	41,210	(1,120)
Inventories	15,179	(8,501)	4,620
Prepaid expenses	6,378	7,577	1,049
Other assets	574	4,932	(42)
Accounts payable	(1,912)	(3,453)	(3,494)
Accrued expenses	(8,185)	(29,344)	(11,517)
Deferred revenues	944	(8,203)	(177)

Net cash provided by (used in) operating activities	38,745	(58,368)	9,864
Cash Flows from Investing Activities:
Cash received in connection with merger with Credence Systems Corporation, net of fees paid	—	131,666	—
Acquisition costs paid in connection with merger	—	—	(105)
Purchases of property and equipment	(3,653)	(8,944)	(7,527)
Purchases of available for sale securities	(43,103)	(6,274)	—
Proceeds from sales and maturities of available for sale securities	34,581	19,730	14,827

Net cash provided by (used in) investing activities	(12,175)	136,178	7,195
Cash Flows from Financing Activities:
Proceeds from borrowings from revolving credit facility	59,961	39,400	—
Proceeds from equity offering, net of commissions and fees	47,656	—	—
Proceeds from employees’ stock purchase plan	502	131	576
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,290)	(167)	(338)
Payments of debt	—	—	(27,222)
Repayments of borrowings from revolving credit facility	(99,361)	—	—
Payments of term loan	(12,200)	(5,700)	(2,100)
Payments of convertible senior subordinated notes	(33,109)	(76,318)	—

Net cash used in financing activities	(37,841)	(42,654)	(29,084)
Effect of exchange rate changes on cash and cash equivalents	(239)	280	(225)

Net increase (decrease) in cash and cash equivalents	(11,510)	35,436	(12,250)
Cash and cash equivalents at beginning of year	86,488	51,052	63,302

Cash and cash equivalents at end of year	$74,978	$86,488	$51,052

Non-cash investing activities:
Effect of merger:
Fair value of tangible assets acquired	—	$(129,019)	—
Fair value of liabilities assumed	—	220,815	—
Fair value of stock issued	—	117,723	—
Fair value of stock options and RSUs exchanged	—	2,863	—
Cost in excess of fair value (goodwill)	—	(29,287)	—
Fair value of acquired identifiable intangible assets	—	(38,900)	—
In-process research and development	—	(6,300)	—
Less acquisition costs paid	—	(6,229)	—

Net cash received in connection with merger with Credence Systems Corporation	—	$131,666	—

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and DSL modems, personal communication products such as cell phones and personal digital assistants, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and in portable and automotive electronics for power management. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered and has a development facility in Milpitas, California, development facilities in Norwood, Massachusetts and Beaverton, Oregon, and worldwide sales and service facilities to support its customer base.

On August 29, 2008, LTX Corporation (“LTX”) and Credence Systems Corporation (“Credence”) completed a merger (“the Merger”). In connection with the merger, LTX Corporation changed its name to “LTX-Credence Corporation” and changed the symbol under which its common stock trades on the Nasdaq Global Market to “LTXC” and Credence Systems Corporation became a wholly-owned subsidiary of LTX-Credence. On January 30, 2009, the Company completed a statutory merger of Credence in which Credence was legally dissolved and merged into the Company with the Company being the surviving corporation. The Company’s results of operations for the year ended July 31, 2009 include Credence’s operating results from August 29, 2008 through July 31, 2009. The Company’s consolidated results of operations for the year ended July 31, 2008 do not include Credence’s results.

On September 15, 2010, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock, pursuant to previously obtained stockholder authorization. The reverse stock split, which became effective at the close of business on September 30, 2010, reduced the number of shares of the Company’s common stock issued and outstanding from approximately 147.2 million to approximately 49.2 million. All shares and per share amounts herein as well as stock prices are presented on a post-split basis.

Events subsequent to the balance sheet date have been evaluated for inclusion in the accompanying consolidated financial statements through the date of issuance. See Note 14 for further information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation. Specifically, the Company has reclassified certain gains or losses on disposals of property and equipment previously reported as other income to selling, general and administrative expenses.

Preparation of Financial Statements and Use of Estimates

The accompanying financial statements have been prepared by the Company, and reflect all adjustments, which, in the opinion of management, are necessary for fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. Such estimates relate to fair values ascribed to the assets and liabilities acquired in connection with the Credence merger, revenue recognition, the allowance for doubtful accounts, inventory valuation, depreciation, product warranty costs, stock-based compensation and income taxes, among others.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month, except for sales, cost of sales and depreciation, which are primarily remeasured at actual rates in effect at the transaction dates. Net realized gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the years ended July 31, 2010, 2009, or 2008.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As further described in this note, the Company is currently assessing the impact to its financial statements of the adoption of ASU Update No. 2009-13, which is an update to ASC 605, Revenue Recognition. The update establishes a selling price hierarchy for determining the selling price of a deliverable under a revenue arrangement. The update became effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2010.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is maintained for potential credit losses based upon the Company’s assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. In any circumstances in which the Company is aware of a customer’s inability to meet its financial obligations, an allowance is provided, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation, and historical experience. If circumstances change, and the financial condition of customers is adversely affected resulting in their inability to meet their financial obligations to the Company, additional allowances may be recorded.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were $3.4 million, $1.8 million, and $0.8 million for fiscal years ended July 31, 2010, 2009, and 2008, respectively. These costs, when included in the sales price charged for products, are recognized in net sales.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective income tax bases and operating loss and tax credit carry forwards. The Company’s Consolidated Financial Statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. Topic 740, Income Taxes, to the FASB ASC (formerly known as SFAS No. 109 Accounting for Income Taxes), requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision of income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

Income taxes reflect the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based upon the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes interest expense and penalties related to unrecognized tax benefits as income tax expense.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation, to the FASB ASC (formerly known as SFAS No. 123R, Share-Based Payment) (“ASC 718”). Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. Performance based awards are recognized ratably for each vesting tranche. During the year ended July 31, 2010, the Company granted 910,667 RSUs to certain executives and key employees with vesting terms of between three months and four years. Of these, approximately 293,333 were granted to certain executives in lieu of cash as compensation related to a merger integration bonus tied to key success elements of the merger. These units vest over one year and the fair value of these awards is being recognized by the Company as a reduction to the bonus accrual which was recorded as of July 31, 2009.

For the years ended July 31, 2010, 2009, and 2008, the Company recorded stock-based compensation expense as follows (in thousands):

	Year ended July 31,
	2010	2009	2008
Cost of sales	$115	$174	$117
Engineering and product development expenses	915	716	1,294
Selling, general and administrative expenses	3,190	3,035	2,982

Total stock-based compensation expense	$4,220	$3,925	$4,393

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2010, there is approximately $4.8 million of unrecognized stock-based compensation expense related to share-based payments to employees that is expected to be recognized over the next 3.9 years.

There were no stock option grants for the years ended July 31, 2010, 2009 or 2008. As further described in Note 8, the Company granted RSU awards for the years ended July 31, 2010, 2009 and 2008.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company offers a one or two year warranty for all of its products, the terms and conditions of which are based on the product sold and the customer. For all testers sold, the Company accrues a liability for the estimated cost of standard warranty at the time of tester shipment and defers the portion of product revenue attributed to the fair value of non-standard warranty. Costs for non-standard warranty are expensed as incurred. Factors that impact the warranty liability include the number of installed testers, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts amounts as necessary.

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC (formerly known as FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others), for the fiscal years ended July 31, 2010 and 2009:

Product Warranty Activity	(in thousands)
	2010	2009
Balance at beginning of period	$3,496	$908
Balance acquired from Credence	—	5,519
Warranty expenditures for current period	(6,316)	(6,047)
Changes in liability related to pre-existing warranties	(946)	(9)
Provision for warranty costs in the period	8,164	3,125

Balance at end of period	$4,398	$3,496

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of two components; net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities and the effects of changes in the pension liability.

The following table shows the cumulative components of other comprehensive income (loss) for the fiscal years ended July 31, 2010, 2009 and 2008:

	(in thousands)
	2010	2009	2008
Unrealized gain (loss) on marketable securities	$36	$117	$(126)
Pension liability loss	—	—	(739)

Total	$36	$117	$(865)

LTX-CREDENCE CORPORATION

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

Reconciliation between basic and diluted net income (loss) per share is as follows:

	Fiscal Year Ended July 31,
	2010	2009	2008
	(in thousands, except per share data)
Net income (loss)	$18,148	$(137,332)	$(600)
Basic EPS
Weighted average shares outstanding—basic	45,198	40,646	20,870
Basic EPS	$0.40	$(3.38)	$(0.03)
Diluted EPS
Weighted average shares outstanding—basic	45,198	40,646	20,870
Plus: impact of stock options and unvested restricted stock units	838	—	—

Weighted average shares outstanding—diluted	46,036	40,646	20,870

Diluted EPS	$0.39	$(3.38)	$(0.03)

For the years ended July 31, 2010, 2009 and 2008, options to purchase approximately 2.1 million, 2.7 million, and 2.7 million shares, respectively, of common stock were not included in the calculation of diluted EPS because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. In accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC (formerly known as SFAS No. 128, Earnings Per Share), the calculation of diluted net income (loss) per share excludes 217,667 RSUs at July 31, 2008. The calculation of diluted net income (loss) per share for the years ended July 31, 2010 and 2009 also excludes the impact of the conversion features of the Company’s Convertible Senior Subordinated Notes due 2010 and 2011 as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash, money market accounts and reverse repurchase agreements. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with the Topic 320, Investments – Debt and Equity Securities, to the FASB ASC (formerly known as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). The Company also holds certain investments in commercial paper that it considers to be held to maturity, based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep reverse repurchase agreement program with its bank for certain accounts to allow the Company to enter into secured overnight investments which generally provides a higher investment yield than a regular

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating account. The bank provides the Company US treasury securities as collateral for the overnight loan. The maturity of the reverse repurchase agreement is one day, at which point the securities are sold and the proceeds are returned to the Company, plus any accrued interest. The average daily balance of the reverse repurchase agreement for the year ended July 31, 2010 was $1.7 million.

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
July 31, 2010	(in thousands)
Due in less than one year	$16,002
Due in 1 to 3 years	2,456

Total Marketable securities	$18,458

Total Amount
July 31, 2009	(in thousands)
Due in less than one year	$6,863
Due in 1 to 3 years	2,289
Due in 3 to 5 years	99
Due in 5 to 10 years	—
Due in greater than 10 years	572

Subtotal Marketable securities	$9,823
Less long-term investments included in Other assets	(671)

Total Marketable securities	$9,152

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2010
Corporate (a)	$8,183	$8,073
Government	10,275	10,224

Total	$18,458	$18,297

July 31, 2009
Corporate	$6,066	$5,986
Government	3,757	3,720

Total	$9,823	$9,706

(a)	Included in the above figures is $1,098 of market value and amortized cost related to the Company’s held to maturity investments.

Gross unrealized gains were $0.1 million as of July 31, 2010 and 2009. The realized gains, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive loss and are included in Stockholders’ Equity, except for losses related to other-than-temporarily impaired securities which are included as a component of Other income

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the Consolidated Statement of Operations. The gross unrealized gains (losses) were primarily a result of changing interest rates. The Company evaluates its portfolio for impairment based on certain factors including credit quality, structure of the security and the ability to hold the security to maturity.

The following table summarizes marketable securities and related unrealized gains and losses as of July 31, 2010 and 2009 (in thousands):

July 31, 2010	Market Value	Unrealized Gain/(Loss)
Securities < 12 months unrealized losses	$3,314	$(3)
Securities < 12 months unrealized gains	12,688	19
Securities > 12 months unrealized gains	2,456	20

Total	$18,458	$36

July 31, 2009	Market Value	Unrealized Gain/(Loss)
Securities < 12 months unrealized losses	$—	$—
Securities > 12 months unrealized losses	1,045	(77)
Securities < 12 months unrealized gains	4,538	147
Securities > 12 months unrealized gains	4,125	47

Total	$9,708	$117

The above table for the year ended July 31, 2009 does not include approximately $0.1 million of securities that are other than temporarily impaired as of July 31, 2009. For the years ended July 31, 2010 and 2009, the Company realized approximately $0 and $1.0 million respectively of losses associated with other-than-temporary impairments, which was recorded as a component of Other income in the Consolidated Statement of Operations.

Interest income and realized gains and losses from sales of marketable securities; included in investment income in the Statement of Operations, are as follows:

	Year Ended July 31,
	2010	2009	2008
	(in thousands)
Interest income on marketable securities	$180	$822	$1,288
Realized gain (loss) from sales of available-for-sale securities	(22)	39	(21)

Total	$158	$861	$1,267

Fair Value of Financial Instruments

Topic 825 to the FASB ASC, Financial Instruments (formerly known as SFAS No. 107, Disclosures About Fair Value of Financial Instruments), requires that disclosure be made of estimates of the fair value of financial instruments. The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. In accordance with ASC 320, marketable securities classified as available-for-sale are all debt securities and are recorded at fair value based upon quoted market prices.

The fair value of the Company’s debt and long-term liabilities is estimated based on quoted market prices for similar issues or on current rates offered to the Company for debt of the same remaining maturities.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

Revenue from the Company’s top ten customers accounted for 77%, 69%, and 78% of total revenues in fiscal 2010, 2009, and 2008, respectively. Accounts receivable from these customers amounted to approximately $36.3 million, $18.9 million and $15.9 million at July 31, 2010, 2009 and 2008 respectively. Sales to customers outside the United States were $167.0 million, or 76% of net sales in fiscal 2010, $88.4 million, or 64% of net sales in fiscal 2009, $83.1 million, or 61% of net sales, in fiscal 2008.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company periodically reviews these investments to evaluate and minimize credit risk. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain letters of credit on sales to certain foreign customers. Write-offs related to accounts receivable during the period ended July 31, 2010 were immaterial.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	As of July 31,
	2010	2009
	(in thousands)
Material and purchased components	$10,232	$16,811
Work-in-process	4,084	8,733
Finished testers, including inventory consigned to customers	6,723	9,795

Total inventories	$21,039	$35,339

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of July 31, 2010 and July 31, 2009, inventory is stated net of inventory reserves of $45.6 million and $56.6 million, respectively. The reserve as of July 31, 2010 includes a provision of $19.3 million which was recorded during the fiscal year ended July 31, 2009, consisting of excess and obsolete inventory as a result of the implementation of the combined Company product roadmap. Product roadmap decisions eliminated further development of the ASL3K MS tester line and accounted for $0.8 million of the total inventory related provision. Additionally, $4.8 million was a result of the Company’s review of all future service requirements for last time buys based on current products and legacy products affected by the implementation of the product road map. Product roadmap decisions to eliminate the ASL3K RF and the Diamond D40 products accounted for $5.9 million of the total inventory related provision. In addition, $6.6 million of the inventory related provision was a result of a significant reduction in the demand for the Sapphire products which have been negatively impacted by the current business conditions. The balance of the inventory related provision of approximately $1.2 million was related to the Company’s Fusion CX product line which is being phased out in favor of the Company’s Fusion MXc product line. If actual demand for products deteriorates or market

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed. The Company had $0.8 million in sales of previously written off inventory for the year ended July 31, 2010. For the year ended July 31, 2009, the Company had sales of $0.2 million of previously written off inventory.

Property and Equipment

Property and equipment acquired is recorded at cost. Property and equipment related to the Credence merger is recorded at fair value. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares are used for service and internally manufactured test systems are used for testing components, engineering and applications development. Machinery, equipment and internally manufactured systems are recorded at cost and depreciated over 3 to 7 years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	As of July 31,		Depreciable Life in Years
	2010	2009
	(in thousands)
Equipment spares	$64,964	$64,422	5 or 7
Machinery, equipment and internally manufactured systems	37,442	43,161	3-7
Office furniture and equipment	5,370	5,909	3-7
Purchased software	1,039	1,196	3
Land	2,524	2,524
Leasehold improvements	6,418	6,633	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	117,757	123,845
Accumulated depreciation and amortization	(91,480)	(85,544)

Property and equipment, net	$26,277	$38,301

During the year ended July 31, 2010, the Company recorded an adjustment for $1.0 million to reduce the net book value of machinery and equipment to reflect the proper carrying value. The charge was recorded in selling, general, and administrative expense and the effect of the adjustment was immaterial to all periods presented.

Depreciation expense was $14.0 million, $18.3 million, and $11.9 million for the years ended July 31, 2010, 2009, and 2008, respectively.

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC (formerly known as SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“ASC 360”), the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value.

In connection with the merger with Credence, during the fiscal year ended July 31, 2009, the Company developed a product roadmap for the combined company which led to the phase out of approximately $3.7 million of certain long-lived assets related to the ASL3K RF, Diamond D-40, and Sapphire product lines. The Company also recognized a $1.3 million loss on certain long-lived assets for which it did not believe it will recover the cost. In addition, the Company recorded impairment charges of $0.8 million related to the reduction in the fair value of the land that the Company owns in Hillsboro, Oregon. There were no significant impairment losses for the year ended July 31, 2010 or 2008.

Due to the significant decline in the Company’s stock price and lower than expected revenues for the year ended July 31, 2009, the Company conducted recoverability tests in accordance with SFAS No. 144, based on undiscounted cash flows of the Company’s long-lived assets which contemplates significant cost-savings. As a result of these tests, the Company determined there were no additional impairment losses on long-lived assets for the year ended July 31, 2009. However, actual performance in the near and longer-term could be materially different from these forecasts, which could impact future estimates of undiscounted cash flows and may result in the impairment of the carrying amount of long-lived assets. This could be caused by events such as strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers. During the year ended July 31, 2010 the Company determined that there were no impairment indicators present and therefore no impairment analysis was performed for long-lived assets in that period.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (formerly known as SFAS No. 142, Goodwill and Other Intangible Assets) (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The Company uses a discounted cash flow analysis to test goodwill which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of July 31, 2010 the Company’s implied fair value exceeds the Company’s carrying value of its net assets and therefore no impairment exists as of that date.

Determining the fair value of a reporting unit requires the Company to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the $43.0 million of total goodwill at July 31, 2010 and 2009, $14.4 million represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, Inc. (“StepTech”) on June 10, 2003. In connection with the merger with Credence, the Company has recorded approximately $28.6 million of goodwill in its consolidated balance sheet.

The following is a summary of activity for the Company’s goodwill for the year ended July 31, 2010 and July 31, 2009:

Goodwill Activity	July 31, 2010	July 31, 2009
	(in thousands)
Balance at beginning of period	$43,030	$14,368
Acquisition of Credence	—	29,113
Resolution of uncertain tax position	—	(451)

Total	$43,030	$43,030

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of July 31, 2010
Description	Estimated Useful Life (in years)	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	7,502	998
Developed technology—ASL	6.0	16,000	9,773	6,227
Developed technology—Diamond	9.0	9,400	5,977	3,423
Maintenance agreements	7.0	1,900	271	1,629

Total intangible assets		$38,900	$26,623	$12,277

		As of July 31, 2009
Description	Estimated Useful Life (in years)	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	1,860	940
Key customer relationships	3.0	8,500	5,368	3,132
Developed technology—ASL	6.0	16,000	5,226	10,774
Developed technology—Diamond	9.0	9,400	3,213	6,187
Maintenance agreements	7.0	1,900	—	1,900

Total intangible assets		$38,900	$15,967	$22,933

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 4.7 years.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
2011	$5,961
2012	3,163
2013	1,583
2014	769
2015	396
Thereafter	405

Total	$12,277

Recent Accounting Pronouncements

In March 2010, the FASB issued an Accounting Standards Update (“ASU”) 2010-17, Milestone Method of Revenue Recognition, to Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company adopted this final consensus prospectively in August 2010 and the adoption is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for us in the second quarter of fiscal year 2011. The adoption of this guidance did not have an impact on the Company’s consolidated financial statement, and the Company is currently assessing the impact that the new disclosure guidance may have on its consolidated financial statements upon adoption in the second quarter of fiscal year 2011.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force. It amends ASC 985-605 such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This update will become effective for the Company for revenue arrangements entered into or materially modified on or after August 1, 2010. Earlier application is permitted. The adoption of this update will not have an impact on the Company’s consolidated financial statements as the Company has concluded the software component of its tangible products is incidental.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. These amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The amendments will become effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2010. The Company is currently assessing the impact that the new guidance may have on its consolidated financial statements upon adoption in the first quarter of fiscal year 2011.

3. BUSINESS COMBINATION

Merger with Credence Systems Corporation

On August 29, 2008, the Company and Credence completed the Merger contemplated by the Merger Agreement, pursuant to which Credence became a wholly-owned subsidiary of the Company and the Company changed its name to “LTX-Credence Corporation”. Pursuant to the Merger Agreement, each share of Credence common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) was converted into the right to receive 0.2043 shares of the Company’s common stock. As a result of this conversion, an aggregate of 21.0 million shares of the Company’s common stock were issued to former stockholders of Credence and, immediately after the Effective Time, the former stockholders of Credence held 50.02% of the outstanding shares of the Company’s common stock and the continuing Company stockholders held 49.98% of the outstanding shares of the Company’s common stock. In addition, at the Effective Time, all outstanding options and other equity-based awards to acquire shares of Credence common stock were converted into options and other equity-based awards to acquire shares of the Company’s common stock, as adjusted to reflect the exchange ratio of the Merger.

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

The aggregate purchase price of approximately $129.3 million included 21.0 million shares of LTX common stock at an estimated fair value of $117.7 million; approximately 1.3 million of fully vested stock options granted to Credence employees in exchange for their vested Credence stock options, with an estimated fair value of approximately $1.5 million; and approximately $10.1 million of direct acquisition costs. There were no potential contingent consideration arrangements payable to the former Credence shareholders in connection with this transaction.

The Company has measured the fair value of the 21.0 million shares of the Company common stock issued as consideration in connection with the merger under ASC 805 (specifically EITF Issue No. 99-12,

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination). The Company determined the measurement date to be August 29, 2008, the date the transaction was completed, as the number of shares to be issued according to the exchange ratio was fixed without subsequent revision on that date. The Company valued the securities based on the average market price two days before and after the measurement date. The average stock price was determined to be approximately $5.61.

The following is a summary of the purchase price for Credence:

	(in thousands, except exchange ratio and price per share)
Number of Credence shares acquired	102,824
Multiplied by the exchange ratio	0.2043

Number of shares of LTX common stock issued to the holders of Credence common stock	21,007
Multiplied by the price per share of LTX common stock	$5.61	$117,723

Fair value of outstanding Credence stock options and restricted stock exchanged for LTX stock options and restricted stock (options calculated using the Company’s option pricing model)		1,508
Transaction costs		6,229
Other consideration		3,859

Purchase price		$129,319

The above purchase price has been allocated based on the fair value of net assets acquired as follows:

Allocation of purchase consideration

(in thousands)
Cash and cash equivalents, net of acquisition costs	$131,666
Working capital as of August 29, 2008, net of cash and cash equivalents acquired	5,840
Identifiable intangible assets	38,900
Goodwill	29,113
In-process research and development	6,300
Property and equipment	28,501
Other long-term assets	20,732
Convertible Senior Subordinated Notes due 2010	(114,896)
Other long-term liabilities	(16,837)

Purchase price	$129,319

Valuation of Intangible Assets and Goodwill

The purchase price for the merger with Credence was allocated to assets acquired and liabilities assumed based on their estimated fair values. The Company then allocated the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including in-process research and development, based upon a

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

detailed valuation that uses information and assumptions provided by management, as further described below. Any excess purchase price over the fair value of the net tangible and intangible assets acquired was allocated to goodwill.

Identifiable Intangible Assets

Credence’s identifiable intangible assets, which were acquired in the merger and are now the property of LTX-Credence, include existing technology, customer relationships and trade names. Existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in its currently marketed products.

The Company primarily used the income approach to value the existing technology and other intangibles. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

In estimating the useful life of the acquired assets, the Company considered paragraph 11 of ASC 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company is amortizing these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as the Company believes this approximates the pattern in which the economic benefits of the assets will be derived.

Acquired In-Process Research and Development

As part of the purchase price allocation for Credence, approximately $6.3 million of the purchase price was allocated to acquired in-process research and development projects primarily related to Credence’s ASL and Diamond tester product lines. The amount allocated to acquired in-process research and development represented the estimated value based on risk-adjusted cash flows related to in-process projects that have not yet reached technological feasibility and had no alternative future uses as of the date of the acquisition. The primary basis for determining the technological feasibility of these projects was a detailed review of the development status of each project including factors such as costs incurred/remaining, technological risks achieved/remaining, and incompleteness.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of LTX and Credence as if the merger had occurred at the beginning of the periods presented, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Year Ended July 31, 2009	Year Ended July 31, 2008
Net sales	$149,664	$426,623
Net loss	$(161,181)	$(136,770)
Net loss per share—basic and diluted	$(3.96)	$(3.27)

The pro forma net loss for the year ended July 31, 2009 includes $54.2 million of charges related to Credence for excess and obsolete inventory provisions, property and equipment impairment, amortization of acquired intangible assets and restructuring, all of which were incurred after August 29, 2008. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the merger with Credence occurred at the beginning of the periods presented.

During the years ended July 31, 2010 and 2009, the Company collected approximately $2.6 million and $2.3 million, respectively, of a receivable which had been acquired at the time of the merger with Credence and was fully reserved based upon significant uncertainty regarding the collectability. The receivable related to the sale by Credence in 2008 of one of its subsidiaries. The recovery is included in other income on the accompanying 2010 and 2009 income statement.

4. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at July 31, 2010 and July 31, 2009:

	(in thousands)
	2010	2009
Accrued compensation	$10,450	$11,828
Accrued vendor liability	3,398	8,036
Accrued income and local taxes	1,289	2,067
Warranty reserve	4,398	3,496
Accrued restructuring	1,490	4,342
Accrued interest	7	760
Accrued professional fees	965	1,647
Other accrued expenses	7,093	9,651

Total accrued expenses	$29,090	$41,827

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. LONG TERM DEBT

Long-term debt consists of the following at July 31, 2010 and July 31, 2009:

	(in thousands)
	2010	2009
Bank term loan	$—	$12,200
Borrowings on revolving line of credit	—	39,400
Convertible senior subordinated notes due 2010	—	1,520
Convertible senior subordinated notes due 2011	826	32,610

Total debt	826	85,730
Less: current portion	(826)	(53,120)

Total long-term debt	$—	$32,610

Interest paid on the above instruments was $1.2 million and $3.4 million for the years ended July 31, 2010 and July 31, 2009, respectively.

Loan Agreements with Silicon Valley Bank (“SVB”)

On February 25, 2009, the Company entered into a modification of its Loan Agreement with SVB to provide for a two-year secured revolving line of credit (the “First Loan Modification Agreement”) that expires in February 2011. The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of $40.0 million. Any amounts outstanding under the secured credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. The Company’s debt obligations under the secured credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the First Loan Modification Agreement).

The secured credit facility contains negative covenants applicable to the Company, including a financial covenant requiring the Company maintain a minimum level of liquidity equal to cash and cash equivalents and marketable securities maintained in accounts at SVB in excess of amounts owed to SVB under the term loan, secured line of credit and standby letters of credit plus $7.0 million at all times, plus $20.0 million at the end of any fiscal quarter. The secured credit facility also contains restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

As part of this transaction, the Company capitalized approximately $0.4 million of legal and other third-party fees and is recognizing the costs over the two-year term of the secured credit facility, in accordance with the provisions of ASC 740 ( specifically EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements). As of July 31, 2010, $0.1 million of these costs remains to be amortized.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of July 31, 2010, the Company has no amounts outstanding under the secured revolving credit facility, however the Company has the ability to borrow up to $40.0 million under this facility until February 2011. In comparative periods when there were amounts outstanding, because of the minimum level of liquidity required per the financial covenant noted above, the Company has classified the borrowings under the secured revolving credit facility as a current liability on its consolidated balance sheet.

Convertible Senior Subordinated Notes

At the date of the Merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due in May 2010 (“Notes”). In the year ended July 31, 2009, the Company repurchased approximately $87.0 million of principal amount of the Notes at a discount to their par value for net cash consideration of $76.3 million, and also entered into an exchange transaction with two noteholders which reduced the aggregate principal amount outstanding but extended the due date to May 2011.

In the year ended July 31, 2010, the Company repurchased $33.1 million of 3.5% Convertible Senior Subordinated Notes due May 2011 (“New Notes”) at a discount to their par value for net cash consideration of $31.6 million. The Company accounted for the repurchase of the notes as an extinguishment of debt in accordance with Topic 860, Transfers and Servicing, to the FASB ASC (formerly known as SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a Replacement of SFAS No. 125) (“ASC 860”) and recorded a net gain on extinguishment of debt of $0.9 million in the twelve months ended July 31, 2010.

In May 2010, the Company repaid $1.5 million of Notes on their maturity date.

As a result, as of July 31, 2010, the Company has $0.9 million principal of notes outstanding due in May 2011.

As noted above, in March and May of 2009, the Company entered into exchange transactions with two noteholders to exchange $47.3 million of Notes with $33.9 million of 3.5% Convertible Senior Subordinated Notes due May 2011 (“New Notes”), which included cash consideration of $10.6 million. The May transaction resulted from the Company’s Exchange Offer which was described in the Offering Circular, dated April 22, 2009 and the related Letter of Transmittal (collectively, the “Tender Offer Materials”). As the terms and conditions of the New Notes did not substantially change from the Notes, the Company concluded that the net present value of the New Notes did not significantly change and therefore accounted for the exchange transaction as a debt modification in accordance with the provisions of ASC 470. Accordingly, the net gain of $2.4 million on these exchange transactions was deferred and was amortized over the remaining holding period of the New Notes. All but $0.9 million of these New Notes were repurchased by the Company during the quarter ending April 30, 2010, and therefore the remaining deferred gain associated with the exchange transaction was recognized in the statement of operations in that quarter. For the twelve months ended July 31, 2010, the Company has recorded $2.2 million of this gain in the statement of operations. As of July 31, 2010, no deferred gain remains.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any accrued and unpaid interest thereon, and pay a maturity premium equal to 7.5% of such principal. New Notes may be issued only in denominations of $1,000 or an integral multiple thereof.

The New Notes are convertible, subject to the satisfaction of certain conditions or the occurrence of certain events as provided in the Indenture, into shares of the Company’s common stock at a conversion price per share of the Company’s common stock of $40.38 (subject to adjustment in certain events). The New Notes contain provisions known as net share settlement which, upon conversion of the New Notes, require the Company to pay holders in cash for up to the principal amount of the converted New Notes and to settle any amounts in excess of the cash amount in shares of the Company’s common stock.

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

On August 1, 2009, the Company adopted ASC Subtopic 470-20, Debt with Conversion and Other Options (formerly known as FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“ASC 470-20”) related to the accounting for convertible debt instruments and allocated the par value of the New Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the New Notes were reassessed and the debt component of the New Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of ASC 470-20 was not material to any period presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the New Notes.

The Company also adopted the provisions of Topic 815, Derivatives and Hedging to the FASB ASC (specifically EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock), (“ASC 815”), which became effective for the Company on August 1, 2009. The Company determined that there was no impact to the Company’s financial results upon adoption.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the twelve months ended July 31, 2010, the Company recorded interest expense in its statement of operations of $0.5 million associated with the amortization of the debt discount. The statement of operations and statement of cash flows for the twelve months ended July 31, 2010 were not impacted by the adoption of the new guidance as the Exchange Offer occurred in May 2009.

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of July 31, 2010 and July 31, 2009 (in thousands):

	July 31, 2010	July 31, 2009
Convertible Senior Subordinated Notes due 2011	$876	$32,610
Less: Unamortized debt discount	(50)	—

Net carrying value—Convertible Senior Subordinated Notes due 2011	$826	$32,610

The remaining debt discount of $0.1 million as of July 31, 2010 is being amortized over the remaining term of the New Notes, which is less than one year.

Covenants

As of July 31, 2010, the Company was in compliance with all underlying covenants associated with its various debt obligations, including the liquidity covenant as modified by The Fourth Loan Modification.

6. INCOME TAXES

The components of income (loss) before income taxes and the provision (benefit) for income taxes consist of the following (in thousands):

	Fiscal Year Ended July 31,
	2010	2009	2008
Income (loss) before income taxes
U.S.	$20,641	$(138,915)	$(12,711)
Foreign	(2,150)	2,346	9,020

Income (loss) before income taxes	$18,491	$(136,569)	$(3,691)

Provision (benefit) for income taxes:
Current:
Federal	$(302)	$—	$(49)
State	—	124	—
Foreign	649	637	(3,042)

Total Current	$347	$761	$(3,091)

Deferred
Foreign	(4)	2	—

Total Deferred	(4)	2	—

Total provision (benefit) for income taxes	$343	$763	$(3,091)

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended July 31,
	2010	2009	2008
U.S. Federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance/utilization of net operating loss carryforwards	(32.6)	(34.1)	(94.2)
Tax credits	(1.6)	—	44.9
Change in Uncertain Tax Positions	0.3	(0.1)	97.9
Acquisition related	—	(1.5)	—
Other	0.7	0.1	—

Effective tax rate	1.8%	(0.6)%	83.6%

The temporary differences and carryforwards that created the deferred tax assets and liabilities as of July 31, 2010, and 2009 are as follows:

	As of July 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$133,894	$378,652
Capital loss carryforwards	1,029	2,155
Tax credits	30,987	88,474
Inventory valuation reserves	27,986	52,010
Deferred revenue	2,584	422
Fixed assets	15,909	6,663
Other	14,515	33,754

Total deferred tax assets	226,904	562,130
Valuation allowance	(223,428)	(550,661)

Net deferred tax assets	$3,476	$11,469

Deferred tax liabilities:
Intangibles	$(2,585)	$(6,810)
Prepaid expenses	(237)	(1,133)
Spares	(637)	(1,782)
Other	(19)	(1,742)

Total deferred tax liabilities	(3,478)	(11,467)

Net deferred tax assets (liabilities)	$(2)	$2

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside of the U.S. and on which no U.S. taxes have been provided are approximately $1.4 million as of July 31, 2010. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be minimal.

Compliance with ASC 740-10-30 requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. Because of the cumulative loss position of the Company and the uncertainty of the time of profitability in future periods, the Company determined that a valuation allowance against the significant majority of its net deferred tax assets is appropriate as the Company

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined it would be more likely than not unable to realize its deferred tax assets. The valuation allowance totaled $223.4 million and $550.7 million as of July 31, 2010 and 2009, respectively, a decrease of $328.7 million. The decrease in the Company’s valuation allowance compared to the prior year was primarily due to decreases in deferred tax assets with respect to net operating loss and credit carryforwards that are subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

As of July 31, 2010, the Company had federal net operating loss carryforwards of $327.3 million, which expire from 2017 to 2030, federal tax credit carryforwards, including R&D and foreign tax credits, of $3.6 million which expire from 2018 to 2030, state net operating loss carryforwards of $193.8 million, which expire from 2011 to 2030, and state tax credits and carryforwards of $42.1 million, of which the majority have an indefinite credit carryforward period. The remaining state tax credit carryforwards begin expiring in 2011 to 2026. The Company also has foreign net operating loss carryforwards of approximately $1.0 million in France and approximately $0.8 million in Japan.

As a result of the merger with Credence Systems Corporation on August 29, 2008, a greater than 50% cumulative ownership change in both entities has triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use the operating and acquired net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million, which based on the currently enacted federal carryforward period limits the amount of net operating losses able to be used to approximately $202.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

The Company adopted ASC 740-10, formerly known as Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertain Tax Positions (“FIN 48”) on August 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740, Accounting for Income Taxes. ASC 740-10-25 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. There were no adjustments to the Company’s accumulated deficit as a result of the implementation of ASC 740-10. A summary of the Company’s adjustments to its uncertain tax positions in the fiscal years ended July 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Balance at beginning of year	$13,718	$780
Increase/ (decrease) for tax positions related to the current year	628	315
Increase/ (decrease) for tax positions related to prior years	(5,480)	13,706
Decreases for settlements with applicable taxing authorities	—	—
Decreases for lapses of statutes of limitations	(307)	(1,083)

Balance at end of year	$8,559	$13,718

As of July 31, 2010, the Company’s unrecognized tax benefits were $8.6 million, of which $4.8 million, if recognized, would impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has accrued a total of $1.1 million for the potential payment of interest and penalties at July 31, 2010 and July 31, 2009. The Company does not anticipate the amount of the reserve for uncertain tax positions that will be reduced over the next 12 month period to be material as the Company settles disputed items with the appropriate taxing authorities.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions, which are subject to potential examination by tax authorities. With few exceptions, the Company’s 1997 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carryforwards. International jurisdictions, including Germany, France, and Singapore, generally remain open for 2003 and subsequent periods.

Net cash received for income taxes during the year ended July 31, 2010 and July 31, 2009 was approximately $0.2 million and $0.7 million, respectively.

7. STOCKHOLDERS’ EQUITY

Rights Agreement

The Company had a Rights Agreement, which expired in April 2009, whereby each common stock shareholder has one common share purchase right for each share of common stock held. The rights became exercisable only if a person or group acquired 15% or more of the Company’s common stock or announced a tender offer that would result in ownership of 15% or more of the common stock. Initially, each right entitled a stockholder to buy one share of common stock of the Company at a purchase price of $135.00 per share, subject to significant adjustment depending on the occurrence thereafter of certain events. Before any person or group has acquired 15% or more of the common stock of the Company, the rights were redeemable by the Board of Directors at $0.001 per right.

Reserved Unissued Shares

At July 31, 2010, the Company had reserved 5,362,082 unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan. At July 31, 2010, the Company had reserved 21,700 shares of its common stock for issuance relating to the Company’s 3.5% Convertible Subordinated Notes.

8. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s Stock Option Plans, at July 31, 2010, 251,023 shares were subject to future grant under the 2004 Plan and 920,042 shares were subject to future grants under the 2005 Plan. No shares were available for future grant under any of the other Company Stock Option Plans. The Company’s general practice has been to issue new shares upon the exercise of options.

For the fiscal years ended July 31, 2010, 2009, and 2008 the Company’s stock option activity is as follows:

Stock Option Activity

	2010		2009		2008
	Number of Shares (1)	Weighted Average Exercise Price	Number of Shares (1)	Weighted Average Exercise Price	Number of Shares (1)	Weighted Average Exercise Price
Options outstanding, beginning of year	2,723,094	$30.00	2,663,569	$30.51	2,735,066	$27.51
Credence options converted upon merger	—	—	2,217,582	36.81	—	—
Exercised	(7,047)	5.56	—	—	(5,883)	4.50
Forfeited	(344,795)	32.17	(2,158,057)	37.62	(65,614)	25.56

Options outstanding, end of year	2,371,252	29.79	2,723,094	30.00	2,663,569	30.51

Options exercisable	2,279,600	30.71	2,509,070	31.92	2,580,906	30.99

(1)	Does not include 326,477 shares, 455 shares, and 73,544 shares for employee stock purchase plan in 2010, 2009, and 2008, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The intrinsic value of options exercised during the year ended July 31, 2010 was $25,303.

As of July 31, 2010, the status of the Company’s outstanding and exercisable stock options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price ($)	Number Exercisable	Weighted Average Exercise Price ($)
$ 0.00 – 13.89	395,452	6.60	$8.02	315,342	$8.61
13.90 – 27.75	776,309	3.81	18.71	764,766	18.76
27.76 – 41.64	890,074	1.62	38.19	890,074	38.19
41.65 – 55.50	185,107	1.10	45.93	185,107	45.93
55.51 – 69.39	84,329	0.73	63.27	84,329	63.27
69.40 – 83.25	14,409	1.45	78.77	14,409	78.77
83.26 – 111.00	9,209	1.11	99.05	9,209	99.05
124.92 – 321.84	16,363	0.02	187.56	16,364	187.56

	2,371,252	3.08	$29.79	2,279,600	$30.71

Intrinsic value at July 31, 2010	$225,699			$138,732

RSU Activity

During the fiscal year ended July 31, 2010, the Company granted 910,667 RSUs to certain executives, directors and employees, with time-based vesting terms ranging from three months to four years. Of these, 538,333 RSUs were granted to executives.

During the fiscal year ended July 31, 2009, the Company granted 928,667 RSUs to certain executives, directors and employees with time-based vesting terms ranging from one to four years. Of these, 515,000 RSUs were granted to executives.

During the fiscal year ended July 31, 2008, the Company granted 352,667 RSUs to certain executives, directors and employees, with time-based vesting terms ranging from three to four years. Of these, 215,000 RSUs were granted to executives.

During the fiscal year ended July 31, 2007, the Company granted 354,100 RSUs to certain executives, directors and employees, with time-based vesting terms ranging from three to four years. Of these, 240,333 were tied to certain profit milestones for executives. During October and December 2008, the vesting requirements of 202,667 of these RSUs was changed to time-based in connection with the waivers of change in control employment agreements by certain executives. There was no incremental value to these awards as a result of the modification, and the remaining stock-based compensation expense associated with these awards is being recognized on a straight-line basis over the remaining requisite service period. The remainder of the awards have been forfeited as of July 31, 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended July 31, 2010, 2009, and 2008 the status of the Company’s outstanding RSUs is as follows:

	2010		2009		2008
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of year	1,344,637	$5.55	770,822	$12.87	509,112	$14.31
Credence RSUs converted upon merger	—	—	341,181	5.61	—	—
Granted	910,667	5.28	928,667	2.28	352,667	11.31
Vested	(729,530)	5.74	(684,116)	9.30	(80,790)	13.80
Forfeited	(35,542)	7.67	(11,917)	12.27	(10,167)	13.59

RSUs outstanding, end of year	1,490,232	$5.24	1,344,637	$5.55	770,822	$12.87

The fair value of RSUs vested during the year ended July 31, 2010 was $4.6 million.

RSA Activity

As part of the merger with Credence, the Company assumed 63,256 shares of restricted stock with a weighted average grant date fair value of $20.34. During the year ended July 31, 2009, 49,610 shares with a weighted average grant date fair value of $20.82 vested, and the remaining 13,646 shares (with a weighted average grant date fair value of $18.54) were cancelled. As of July 31, 2010 there were no restricted stock awards outstanding.

Employees’ Stock Purchase Plan

The Company instituted an employee stock purchase plan in 1993 (“1993 ESPP”). Under the 1993 ESPP, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the lower of the fair market value of LTX’s common stock on the first business day or the last business day of a six-month offering period. The 1993 ESPP limits the number of shares that can be issued over the term of the plan to 1,000,000 shares. In December 2003, the 1993 ESPP expired and at the annual meeting on December 10, 2003 the shareholders approved a new employee stock purchase plan (“2004 ESPP”). The 2004 ESPP provides the same provisions as the 1993 ESPP and allows for the issuance of 400,000 shares of common stock to eligible employees. In September 2005, the Company amended the 2004 ESPP to provide that the price paid for the common stock is equal to 85% of the fair market value of LTX’s common stock on the last business day of a six month offering period. On July 31, 2009, the Company amended the 2004 ESPP to provide for an additional 400,000 shares of common stock that may be issued to eligible employees. In fiscal years 2010, 2009, and 2008, shares issued under these employee stock purchase plans were 73,978, 73,089, and 93,293 respectively.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, whereby a percentage of pretax profits are distributed quarterly to all non-executive employees. Under the Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $1.8 million, and $0.1 million for the years ended July 31, 2010, and 2008, respectively. The Company had no profit sharing expense related to year ended July 31, 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has an Executive Profit Sharing Plan based on certain profitability milestones. Employees included in this plan are excluded from the Profit Sharing Bonus Plan. Under the Executive Profit Sharing Plan, the Company recorded a charge to operations of approximately $1.6 million for the year ended July 31, 2010. The Company had no executive profit sharing expense in the fiscal years ended July 31, 2009 or 2008.

The Company has a 401(k) Growth and Investment Program (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches 50% of employees’ first 6% of voluntary contributions. Company contributions vest at a rate of 20% per year. The Company recorded expense related to the match of $0.9 million, $1.1 million, and $0.8 million for the fiscal years ended July 31, 2010, 2009 and 2008, respectively.

The Company also had a one-time integration bonus plan as a special incentive for the executive officers tied to key success elements of the Merger. The target bonus under the plan is 100% of base salary for the Chief Executive Officer and Chief Financial Officer and 50% of base salary for the other executive officers. The bonus was calculated by reference to assigned revenue targets (40% of bonus), synergy targets (40% of bonus) and individual objectives (20% of bonus). For the year ending July 31, 2009, the Company recorded $4.2 million of expense associated with this plan, of which $0.1 million and $4.2 million is included in accrued expenses as of July 31, 2010 and 2009 respectively.

During the year ended July 31, 2009, the Company liquidated a former subsidiary which had a defined benefit pension plan. The plan liability was assumed by that country’s pension regulation board and as a result, the Company has no further obligation under this plan. The Company recorded a non-cash gain of $2.9 million as a result of the liquidation of the subsidiary.

9. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

As a result of the Credence merger, the Company reassessed its segment reporting based on the operating and reporting structure of the combined company, in accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (formerly known as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) (“ASC 280”). The Company determined that it continues to operate as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. Immediately subsequent to the completion of the merger, the Company and its chief operating decision maker no longer had access to discrete financial information for two operating segments, LTX and Credence.

In fiscal year 2010, Spirox and Atmel accounted for 24% and 13% of the Company’s net sales, respectively. In fiscal years 2010, 2009 and 2008, Texas Instruments accounted for 12%, 10% and 30%, respectively, of the Company’s net sales. In fiscal 2008, ST Microelectronics accounted for 11% of the Company’s net sales. Sales to the top ten customers were 77%, 69%, and 78%, of net sales in fiscal 2010, 2009, and 2008, respectively. Accounts receivable from the top ten customers was $36.3 million and $18.9 million as of July 31, 2010 and 2009 respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s operations by geographic segment for the three years ended July 31, 2010 are summarized as follows:

	Year Ended July 31,
	2010	2009	2008
	(in thousands)
Sales to unaffiliated customers:
United States	$51,711	$48,971	$52,707
Taiwan	70,038	28,655	7,744
Japan	1,443	2,070	6,574
Singapore	26,308	12,314	22,850
Philippines	28,735	15,324	11,928
All other countries (none of which is individually greater than 10% of net sales)	40,847	30,044	34,022

Total sales to unaffiliated customers	$219,082	$137,378	$135,825

	As of July 31,
	2010	2009
	(in thousands)
Long-lived assets
United States	$24,443	$34,445
Taiwan	1	10
Japan	79	203
Singapore	793	1,837
All other countries	961	1,806

Total long-lived assets	$26,277	$38,301

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

10. COMMITMENTS AND CONTINGENT LIABILITIES

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable the Company to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2010 or July 31, 2009.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of July 31, 2010 or July 31, 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2010, the Company has approximately $12.2 million of non-cancelable inventory commitments with outsource suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2017. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for two additional five year periods provided that the Company notifies its landlord at least four hundred twenty-five days prior to expiration of the original term. Minimum lease payments under non-cancelable leases at July 31, 2010, are as follows:

Year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2011	$5,341	$122	$5,463
2012	5,038	28	5,066
2013	4,543	7	4,550
2014	4,353	1	4,354
2015	4,250	—	4,250
Thereafter	6,057	66	6,123

Total minimum lease payments	$29,582	$224	$29,806

Total rent expense for the years ended July 31, 2010, 2009, and 2008 was $5.5 million, $6.7 million, and $2.4 million, respectively.

11. RESTRUCTURING

As a result of the Credence merger in August 2008, the Company assumed previous Credence management approved restructuring plans designed to reduce headcount, consolidate facilities and to align that company’s capacity and infrastructure to anticipated customer demand and transition of its operations for higher utilization of facility space. In connection with these plans, the Company assumed a total liability of approximately $6.0 million. Subsequent to the completion of the merger, the Company incurred approximately $0.9 million of additional expense related to these actions that was recorded in the Company’s statement of operations in fiscal 2009.

Additionally, the Company recorded a liability of approximately $13.0 million as part of its purchase accounting in accordance with ASC 805 (specifically EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination) primarily related to termination of certain Credence employees in connection with the Company’s merger with Credence. The Company’s plan was finalized within one year of the date of the merger and all adjustments to severance and/or retention costs directly related to the Credence restructuring were recorded as an adjustment to goodwill.

During the fiscal year ended July 31, 2009, the Company recorded a charge to operations for a liability of approximately $15.3 million related to severance and other post-employment obligations for legacy LTX employees related to the merger, and two additional plans executed during the year to reduce headcount associated with post-merger cost saving initiatives.

Also during the fiscal year ended July 31, 2009, the Company recorded a charge to operations of $5.9 million related to costs associated with vacating several facilities that were no longer being utilized.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the twelve months ended July 31, 2010, the Company recorded a charge to operations of $2.0 million related to additional square footage vacated in a previously restructured facility, changes in sublease assumptions and future rental payments on certain previously restructured facilities, and severance obligations for headcount reductions in Europe and due to the downsizing of the Company’s Hillsboro, Oregon facility.

The following table sets forth the Company’s restructuring accrual activity for the three years ended July 31, 2010:

	Severance Costs	Equipment Leases	Facility Leases	Asset Impairment	Total
	(in millions)
Balance July 31, 2007	$0.6	$0.8	$1.0	$—	$2.4
Elimination of deferred gain	—	(0.2)	—	—	(0.2)
Cash paid	(0.3)	(0.6)	(0.4)	—	(1.3)

Balance July 31, 2008	0.3	—	0.6	—	0.9

Provided for under EITF 95-3 in connection with the Credence merger	13.0	—	—	—	13.0
Balance acquired from Credence, August 29, 2008	6.0	—	—	—	6.0
Restructuring expense	15.3	—	4.3	1.6	21.2
Elimination of deferred rent and unfavorable lease liability	—	—	2.9	—	2.9
Non-cash utilization	—	—	(0.4)	(1.6)	(2.0)
Cash paid	(31.8)	—	(1.8)	—	(33.6)

Balance July 31, 2009	2.8	—	5.6	—	8.4

Restructuring expense	0.4	—	1.6	—	2.0
Accretion and elimination of unfavorable lease liability	—	—	0.3	—	0.3
Cash paid	(3.1)	—	(1.7)	—	(4.8)

Balance July 31, 2010	$0.1	$—	$5.8	$—	$5.9

As of July 31, 2010, approximately $1.5 million of the liability is included as a component of Accrued Expenses on the consolidated balance sheet and is current. Approximately $4.5 million is included in other long-term liabilities on the consolidated balance sheet.

12. FAIR VALUE MEASUREMENTS

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of July 31, 2010 and as of July 31, 2009, respectively.

	Total Fair Value of Asset or Liability	Fair Value Measurements at Reporting Date Using (in thousands)
July 31, 2010		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$74,978	$74,978	$—	$—
Short-term investments (2)	17,360	3,426	13,934	—
Other assets (Restricted Cash)	256	256	—	—

Total Assets	$92,594	$78,660	$13,934	$—

Current liabilities (Convertible Notes)	$826	$—	$826	$—
Long-term debt, net of current	—	—	—	—

Total Liabilities	$826	$—	$826	$—

July 31, 2009	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$86,488	$86,488	$—	$—
Short-term investments	9,152	7,796	1,356	—
Prepaid expenses and other current assets (3)	561	561	—	—
Other assets (4)	1,449	777	672	—

Total assets	$97,650	$95,622	$2,028	$—

Current liabilities (Convertible Notes)	$1,520	$—	$1,520	$—
Long-term debt, net of current	32,610	—	32,610	—
Other accrued expenses (3)	561	561	—	—

Total liabilities	$34,691	$561	$34,130	$—

(1)	Cash and cash equivalents as of July 31, 2010 and July 31, 2009 includes cash held in operating accounts of approximately $7.8 million and $9.1 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Short term investments as of July 31, 2010 excludes approximately $1,098 of commercial paper which is held to maturity and not subject to fair value measurements.
(3)	As of July 31, 2009, the Company had assets held in a Rabbi Trust, which generally included actively traded mutual funds and money market accounts.
(4)	Other assets as of July 31, 2009 include restricted cash of $777 and long term marketable securities of $672.

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

There were no assets or liabilities related to non-recurring transactions requiring valuation disclosures as of July 31, 2010 or as of July 31, 2009.

13. QUARTERLY RESULTS OF OPERATIONS (unaudited)

	Year Ended July 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$41,850	$48,000	$56,069	$73,163
Gross profit	20,206	25,962	32,148	44,066
Net income (loss)	(3,194)	813	6,829	13,700
Net income (loss) per share:
Basic	$(0.06)	$0.03	$0.15	$0.28
Diluted	$(0.06)	$0.03	$0.15	$0.27

Net income (loss) for the year ended July 31, 2010 includes the following activity associated with the following infrequent and non-recurring transactions:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Gain on extinguishment of debt, net	$625	$306	$2,126	$23
Collection of previously written off receivable	—	600	1,000	1,000
Gain/ (loss) on disposition of property and equipment	44	(6)	(13)	(1,378)
Less:
Restructuring	423	816	788	—

Total non-recurring income (expense)	$246	$84	$2,325	$(355)

	Year Ended July 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$47,133	$30,401	$24,667	$35,177
Gross profit	7,125	1,018	6,993	15,126
Net loss	(45,350)	(54,546)	(27,819)	(9,617)
Net loss per share:
Basic and diluted	$(1.26)	$(1.29)	$(0.66)	$(0.17)

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net loss for the year ended July 31, 2009 includes the following activity associated with the following infrequent and non-recurring transactions:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Gain on extinguishment of debt, net	$263	$1,954	$992	$(822)
Gain on liquidation of subsidiary	—	—	—	2,978
Less:
Inventory-related provision	13,682	5,629	—	—
Impairment charges	5,020	779	—	—
Acquired in-process research and development	6,200	—	—	100
Restructuring	3,863	14,667	3,315	(640)

Total non-recurring income (expense)	$(28,502)	$(19,121)	$(2,323)	$2,696

14. SUBSEQUENT EVENTS

On September 15, 2010, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock, pursuant to previously obtained stockholders authorization. The Company filed Restated Articles of Organization on September 30, 2010 in order to effect the reverse stock split, and on a post-split basis, set the number of authorized shares of its common stock at 150,000,000. The Restated Articles of Organization were approved by the Company’s stockholders at the Special Meeting of Stockholders held on July 8, 2010.

Upon the effective time of the Restated Articles of Organization, each outstanding share of the Company’s common stock will automatically be changed into one-third of a share of common stock. No fractional shares will be issued in connection with the reverse stock split. Holders of common stock who would otherwise receive a fractional share of common stock pursuant to the reverse stock split will receive cash in lieu of the fractional share. The reverse stock split became effective for trading purposes at the opening of the market on October 1, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX-Credence Corporation

We have audited the accompanying consolidated balance sheet of LTX-Credence Corporation as of July 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the Index at Item 15(A) (2) for the year ended July 31, 2010. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LTX-Credence Corporation at July 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended July 31, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTX-Credence Corporation’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of LTX-Credence Corporation

We have audited LTX-Credence Corporation’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTX-Credence Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, LTX-Credence Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LTX-Credence Corporation as of July 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended and our report dated October 14, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX-Credence Corporation

We have audited the accompanying consolidated balance sheet of LTX-Credence Corporation (the “Company”) as of July 31, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended July 31, 2009 and 2008. Our audits also included the financial statement schedule for the years ended July 31, 2009 and 2008 listed in the index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LTX-Credence Corporation at July 31, 2009, and the consolidated results of its operations and its cash flows for the years ended July 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended July 31, 2009 and 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective August 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation Number 48, Accounting for Uncertainty in Income Taxes.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 14, 2009, except for the

effect of the one-for-three reverse

stock split disclosed in Note 1, as to

which the date is October 14, 2010

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information relating to our directors and executive officers, Section 16(a) beneficial ownership reporting compliance, code of ethics, director nomination procedures and audit committee, is incorporated herein by reference from our definitive proxy statement in connection with our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”). The 2010 Proxy Statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

The information required by this item, including information relating to our executive compensation and compensation committee, is incorporated herein by reference from the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including information relating to our security ownership of certain beneficial owners, is incorporated herein by reference from the 2010 Proxy Statement. In addition, the information under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item, including information relating to our related person transactions and director independence, is incorporated herein by reference from the 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item, including information relating to our principal accountant fees and services, is incorporated herein by reference from the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2010, are included in Item 8, herein.

2. Financial Statement Schedules

Consolidated financial statement Schedule II for the Company is included in Item 15(c). All other schedules for which provision is made in the applicable security regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

(c) Financial Statement Schedules

SCHEDULE II

LTX-CREDENCE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2010, 2009 and 2008

(in thousands)

Description	Balance at beginning of period	Charged to expense	Transfers In, Net (3)	Deductions (1)	Balance at end of period
Reserve for doubtful accounts
July 31, 2010	$481	$303	—	$(676)	$108
July 31, 2009	$659	$742	—	$(920)	$481
July 31, 2008	$1,250	$100	—	$(691)	$659
Reserve for excess and obsolete inventory (2)
July 31, 2010	$56,613	$1,466	$241	$(12,720)	$45,600
July 31, 2009	$35,188	$19,964	$8,581	$(7,120)	$56,613
July 31, 2008	$41,417	$904	—	$(7,133)	$35,188

(1)	Represents amounts written off or utilization of reserve.
(2)	Amounts charged to expense include inventory provisions related to product transitions and adverse business conditions of $0.0 million, $19.3 million, and $0.4 million for fiscal years 2010, 2009, and 2008, respectively. Also included in amounts charged to expense and recorded in cost of sales are costs relating to product deemed defective or unusable during the normal manufacturing process which totaled $1.5 million, $0.7 million and $0.5 million for the fiscal years 2010, 2009 and 2008, respectively.
(3)	Represents transfers of fully reserved vendor liability obligations and internal capital equipment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX-Credence CORPORATION

By:	/s/ DAVID G. TACELLI
David G. Tacelli
President and Chief Executive Officer

October 14, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	October 13, 2010

/s/ DAVID G. TACELLI David G. Tacelli	President and Chief Executive Officer (Principal Executive Officer)	October 13, 2010

/s/ MARK J. GALLENBERGER Mark J. Gallenberger	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) and Principal Accounting Officer	October 13, 2010

/s/ MARK S. AIN Mark S. Ain	Director	October 13, 2010

/s/ LORI HOLLAND Lori Holland	Director	October 13, 2010

/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Director	October 13, 2010

/s/ ROGER J. MAGGS Roger J. Maggs	Director	October 13, 2010

/s/ BRUCE R. WRIGHT Bruce R. Wright	Director	October 13, 2010

/s/ PING YANG Ping Yang	Director	October 13, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 20, 2008, by and among the Registrant, Zoo Merger Corporation and Credence Systems Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

3.1	Restated Articles of Organization, (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2010

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007)

4.13	Indenture, dated as of May 22, 2009, between LTX-Credence Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2009)

10.1+	1990 Stock Option Plan (Incorporated by reference to Exhibit 10(B) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.2+	1999 Stock Plan (Incorporated by reference to Exhibit 10(CC) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

10.3+	STI 2000 Stock Option Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-106163))

10.4+	2001 Stock Plan (Incorporated by reference to Exhibit 10(FF) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003)

10.5+	2004 Stock Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.6+	2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-111814))

10.7+	Form of Nonstatutory Stock Agreement for Non-Employee Directors under the 2004 Stock Plan (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.8+	Form of Incentive Stock Option Agreement for Employees under the 2004 Stock Plan (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.9+	Form of Restricted Stock Unit Agreement (performance vested) under the 2004 Stock Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.10+	Form of Restricted Stock Unit Agreement (time vested) under the 2004 Stock Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.11+	Credence Systems Corporation 2005 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Credence System Corporation’s Current Report on Form 8-K filed on April 7, 2008)

10.12+	LTX 401(k) Adoption Agreement, Retirement Plan and Trust Agreement (Incorporated by reference to Exhibit 10(F) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002)

Exhibit No.	Description
10.13+	Summary of Executive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.14+	Form of Change of Control Agreement entered into with certain executive officers (Incorporated by reference to Exhibit 10(Y) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.15+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2008)

10.16+	Retention Agreement, dated July 29, 2008, between the Registrant and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2008)

10.17	Lease, dated February 27, 2007, between NRFC Milpitas Holdings, LLC and Credence Systems Corporation (Incorporated by reference to Exhibit 10.5 to Credence Systems Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2007)

10.18	Loan and Security Agreement dated as of December 7, 2006 between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007)

10.19+	Summary of Integration Incentive Plan (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 14, 2008

10.20	Tender Support Agreement, dated as of April 22, 2009, between the Company and Tradewinds Global Investors, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.21	First Loan Modification Agreement, dated as of February 25, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

10.22	Second Loan Modification Agreement, dated as of March 27, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

10.23	Third Loan Modification Agreement, dated as of April 22, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.24+	Amended and Restated LTX-Credence Corporation Employee 2004 Stock Purchase Plan (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2009)

10.25	Fourth Loan Modification Agreement, dated as of August 5, 2009 between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed on August 5, 2009)

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

23.2	Consent of Ernst & Young, LLP

25.1	Statement of Eligibility on Form T-1 under the Trust Indenture Act of 1939, as amended (Incorporated by reference to Exhibit 25.1 to the Registrant’s Current Report on Form T-3 filed on February 13, 2009)

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Shareholder Return on Common Stock

The graph below matches LTX-Credence Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the RDG Semiconductor Composite Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 7/31/2005 to 7/31/2010.

* $100 invested on 7/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending July 31.

	7/05	7/06	7/07	7/08	7/09	7/10
LTX-Credence Corporation	100.00	81.54	69.44	32.98	13.62	42.36
NASDAQ Composite	100.00	97.63	120.59	107.49	92.21	106.32
RDG Semiconductor Composite	100.00	85.08	107.32	86.92	77.93	86.07

The stock price performance included in this graph is not necessarily indicative of future stock price performance.