Form 10-Q
period 2010-10-31
LTX-CREDENCE CORP
filed 2010-12-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 2, 2010
Common Stock, $0.05 par value per share	49,349,620 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2010	July 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,131	$74,978
Marketable securities	31,432	18,458
Accounts receivable—trade, net of allowances of $102 and $108, respectively	41,739	45,622
Accounts receivable—other	1,674	1,174
Inventories	18,960	21,039
Prepaid expenses and other current assets	4,999	4,585

Total current assets	183,935	165,856
Property and equipment, net	24,769	26,277
Intangible assets, net	10,787	12,277
Goodwill	43,030	43,030
Other assets (includes $220 and $256, respectively, in restricted cash)	763	771

Total assets	$263,284	$248,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$841	$826
Accounts payable	18,697	16,639
Deferred revenues	3,633	8,317
Other accrued expenses	26,894	29,090

Total current liabilities	50,065	54,872
Other long-term liabilities	16,513	16,587
Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common stock	2,468	2,453
Additional paid-in capital	752,438	752,188
Accumulated other comprehensive income	50	36
Accumulated deficit	(558,250)	(577,925)

Total stockholders’ equity	196,706	176,752

Total liabilities and stockholders’ equity	$263,284	$248,211

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2010	2009
Net product sales	$65,241	$29,888
Net service sales	10,406	11,962

Net sales	75,647	41,850
Cost of sales	28,401	21,644

Gross profit	47,246	20,206
Engineering and product development expenses	12,979	11,841
Selling, general and administrative expenses	13,165	8,641
Amortization of purchased intangible assets	1,490	2,664
Restructuring	116	423

Income (loss) from operations	19,496	(3,363)
Other income (expense):
Interest expense	(81)	(1,215)
Investment income	69	78
Other income	204	728
Gain on extinguishment of debt, net	—	625

Income (loss) before provision for income taxes	19,688	(3,147)
Provision for income taxes	13	47

Net income (loss)	$19,675	$(3,194)

Net income (loss) per share:
Basic	$0.40	$(0.06)
Diluted	$0.39	$(0.06)
Weighted-average common and common equivalents shares used in computing net income (loss) per share:
Basic	49,161	42,614
Diluted	49,888	42,614
Comprehensive income (loss):
Net income (loss)	$19,675	$(3,194)
Unrealized gain on marketable securities	14	125

Comprehensive income (loss)	$19,689	$(3,069)

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,675	$(3,194)
Add (deduct) non-cash items:
Stock-based compensation	937	865
Depreciation and amortization	4,679	6,455
Gain on extinguishment of debt, net	—	(625)
Other	213	223
Changes in operating assets and liabilities:
Accounts receivable	3,260	(579)
Inventories	2,119	1,758
Prepaid expenses	(453)	314
Other assets	(492)	—
Accounts payable	2,058	(4,457)
Accrued expenses	(2,308)	(3,660)
Deferred revenues	(4,684)	(1,082)

Net cash provided by (used in) operating activities	25,004	(3,982)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	1,464	8,343
Purchases of available-for-sale securities	(14,524)	(326)
Purchases of property and equipment	(1,225)	(844)

Net cash (used in) provided by investing activities	(14,285)	7,173
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(807)	(464)
Proceeds from borrowings from revolving line of credit	—	29,961
Repayments of borrowings from revolving line of credit	—	(30,000)
Repayments of term loan	—	(12,200)
Repayments of convertible senior subordinated notes	—	(345)

Net cash used in financing activities	(807)	(13,048)
Effect of exchange rate changes on cash and cash equivalents	241	145

Net increase (decrease) in cash and cash equivalents	10,153	(9,712)
Cash and cash equivalents at beginning of period	74,978	86,488

Cash and cash equivalents at end of period	$85,131	$76,776

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides focused, cost-optimized automated test equipment (ATE) solutions. The Company designs, manufactures, markets and services ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use its equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered and has a development facility in Milpitas, California, development facilities in Norwood, Massachusetts and Beaverton, Oregon, and worldwide sales and service facilities to support its customer base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2010. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2010 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2011.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Accounting Standards Codification, (FASB ASC). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month, except for sales, cost of sales and depreciation, which are primarily remeasured at actual rates in effect at the transaction dates. Net realized gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the three months ended October 31, 2010 or 2009, respectively.

Revenue Recognition

The Company recognizes revenue based on guidance provided in, FASB ASC, Topic 605, Revenue Recognition, to the FASB ASC. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue related to spare parts is recognized on shipment.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

In August 2010, the Company adopted the provisions of ASU Update No. 2009-13, which is an update to ASC 605, Revenue Recognition. The update establishes a selling price hierarchy for determining the selling price of a deliverable under a revenue arrangement and is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2010. Adoption of the update did not have a material impact on the Company’s financial statements for the three months ended October 31, 2010.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Topic 985, Software, to the FASB ASC, relating to certain software development costs, were insignificant for the three month ended October 31, 2010 and 2009, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three months ended October 31, 2010 and 2009, respectively.

Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe. The Company recorded an income tax provision of less than $0.1 million, for both the three months ended October 31, 2010 and October 31, 2009.

As of October 31, 2010 and July 31, 2010, the total liability for unrecognized income tax benefits was $8.7 million and $8.6 million, respectively, (of which $4.9 million and $4.8 million, if recognized, would impact the Company’s income tax rate and therefore are recorded in other long-term liabilities on the Company’s consolidated balance sheet). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of October 31, 2010 and July 31, 2010, the Company had accrued approximately $1.2 million and $1.1 million, respectively, for potential payment of accrued interest and penalties.

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction, various state, and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Singapore, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before 2000.

As a result of completion of the merger with Credence on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use operating and acquired net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses able to be used to approximately $ 202.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, including the 2004 Stock Plan (“2004 Plan”), 2001 Stock Plan (“2001 Plan”), 1999 Stock Plan (“1999 Plan”), 1995 LTX (Europe) Ltd. and Approved Stock Option Plan (“U.K. Plan”). In addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) with its acquisition of StepTech, Inc. (“StepTech”) and the Credence 2005 Stock Incentive Plan (the “Credence 2005 Plan”) with its acquisition of Credence. The Company can only grant options from the 2004 Plan or the Credence 2005 Plan.

The Company recognizes stock-based compensation on its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation, to the FASB ASC. Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. The Company recorded stock-based compensation expense of approximately $0.9 million for the three months ended October 31, 2010 and 2009, in connection with its share-based payments, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company granted 692,700 restricted stock unit service-based awards during the quarter ended October 31, 2010, all of which had four year vesting terms.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company generally offers a warranty for all of its products, the standard terms and conditions of which are based on the product sold and the customer. For all testers sold, the Company accrues a liability for the estimated cost of standard warranty at the time of tester shipment and defers the portion of product revenue attributed to the estimated selling price of non-standard warranty. Costs for non-standard warranties are expensed as incurred. Factors that impact the expected product warranty liability include the number of installed testers, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded product warranty liability and adjusts it as necessary.

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC, for the three months ended October 31, 2010 and 2009:

	Three Months Ended October 31,
Product Warranty Activity	2010	2009
	(in thousands)
Balance at beginning of period	$4,398	$3,496
Warranty expenditures for current period	(2,643)	(1,260)
Changes in liability related to pre-existing warranties	(25)	(90)
Provision for warranty costs in the period	2,539	1,403

Balance at end of period	$4,269	$3,549

Comprehensive income (loss)

Comprehensive income (loss) is composed of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities.

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2010	2009
	(in thousands, except per share data)
Net income (loss)	$19,675	$(3,194)
Basic EPS
Weighted average shares outstanding	49,161	42,614
Basic EPS	$0.40	$(0.06)
Diluted EPS
Weighted average shares outstanding	49,161	42,614
Plus: impact of stock options and unvested restricted stock units	727	—

Weighted average common and common equivalents shares outstanding	49,888	42,614
Diluted EPS	$0.39	$(0.06)

For the three months ended October 31, 2010 and 2009 stock options to purchase approximately 2.0 million and 2.6 million shares, respectively, of common stock were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. In accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC, the calculation of diluted net income (loss) per share for the three months ended October 31, 2010 and October 31, 2009 excludes the impact of conversion features of the Company’s Convertible Senior Subordinated Notes due 2010 and 2011 as to include them would have been anti-dilutive.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash, money market accounts and reverse repurchase agreements. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with Topic 320, Investments – Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper that it considers to be held to maturity based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep reverse repurchase agreement program with its bank for certain accounts to allow the Company to enter into secured overnight investments which generally provides a higher investment yield than a regular operating account. The bank provides the Company US treasury securities as collateral for the loan. The maturity of the reverse repurchase agreement is one day, at which point the securities are sold and the proceeds are returned to the Company, plus any accrued interest. The average daily balance of the reverse repurchase agreement for the quarter ended October 31, 2010 was $2.9 million.

Gross unrealized gains and losses for the three months ended October 31, 2010 and 2009 were not significant. Realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no significant impairment losses recorded in the three months ended October 31, 2010 or 2009.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and includes materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2010	July 31, 2010
	(in thousands)
Purchased components and parts	$9,216	$10,232
Units-in-progress	3,030	4,084
Finished units	6,714	6,723

Total inventories	$18,960	$21,039

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2010 and July 31, 2010, inventory is stated net of inventory reserves of $41.6 million and $45.6 million, respectively. There were no material inventory provisions required in the three months ended October 31, 2010 or October 31, 2009. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had sales of $0.3 million and $0 of previously written off inventory for the three months ended October 31, 2010 and October 31, 2009, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment

Property and equipment acquired is recorded at cost. Property and equipment related to the Credence merger was recorded at fair value on the date of acquisition. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems are used for testing components, engineering and applications development machinery, equipment, and systems are internally manufactured equipment is recorded at cost and depreciated over 3 to 7 years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	(in thousands)		(in years)
	October 31, 2010	July 31, 2010	Estimated Useful Lives
Equipment spares	$62,610	$64,964	5 or 7
Machinery, equipment and internally manufactured systems	43,584	37,442	3-7
Office furniture and equipment	5,536	5,370	3-7
Purchased software	1,039	1,039	3
Land	2,524	2,524	—
Leasehold improvements	6,188	6,418	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	121,481	117,757
Less: accumulated depreciation and amortization	(96,712)	(91,480)

Property and equipment, net	$24,769	$26,277

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. As a result of sustained improvement in the stock price as of October 31, 2010, increased sales, and overall improvement in the industry and the overall economy, there were no indicators that required the Company to conduct a recoverability test as of the quarter ended October 31, 2010.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The Company uses a discounted cash flow analysis to test goodwill which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of October 31, 2010 the Company’s implied fair value exceeds the Company’s carrying value of its net assets and therefore no impairment exists as of that date.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Of the $43.0 million of total goodwill at October 31, 2010 and 2009, $14.4 million represents the excess of acquisition costs over the estimated fair value of the net assets acquired from StepTech, on June 10, 2003. In connection with the merger with Credence, the Company has recorded approximately $28.6 million of goodwill in its consolidated balance sheet.

There was no change in the goodwill balance for the three months ended October 31, 2010 and 2009.

Intangible assets, all of which relate to the Credence merger, consist of the following:

Description	Estimated Useful Life (in years)	As of October 31, 2010
		Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	7,751	749
Developed technology—ASL	6.0	16,000	10,567	5,433
Developed technology—Diamond	9.0	9,400	6,356	3,044
Maintenance agreements	7.0	1,900	339	1,561

Total intangible assets		$38,900	$28,113	$10,787

Description	Estimated Useful Life (in years)	As of July 31, 2010
		Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	7,502	998
Developed technology—ASL	6.0	16,000	9,773	6,227
Developed technology—Diamond	9.0	9,400	5,977	3,423
Maintenance agreements	7.0	1,900	271	1,629

Total intangible assets		$38,900	$26,623	$12,277

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 3.6 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount (in thousands)
Remainder of 2011	$4,471
2012	3,163
2013	1,583
2014	769
2015	396
Thereafter	405

Total	$10,787

3. SEGMENT REPORTING

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC, the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. The Company and its chief operating decision maker had access to discrete financial information for two operating segments, LTX and Credence, immediately subsequent to the completion of the merger. During fiscal 2009, the Company completed its merger integration activities and as a result, the Company’s financial accounting systems and organizational structure were fully integrated and discrete financial information and cash flows are no longer available as of the end of fiscal year 2009. Accordingly, for the three months ended October 31, 2010 and 2009, the Company operates as one operating segment.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s net sales by geographic area for the three months ended October 31, 2010 and 2009, along with the long-lived assets at October 31, 2010 and July 31, 2010, are summarized as follows:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Net Sales:
United States	$11,844	$18,837
Taiwan	22,448	11,088
Philippines	15,562	1,254
Singapore	7,323	5,255
Japan	842	118
All other countries	17,628	5,298

Total Net Sales	$75,647	$41,850

	As of October 31, 2010	As of July 31, 2010
	(in thousands)
Long-Lived Assets:
United States	$22,755	$24,444
Philippines	450	521
Japan	74	79
Singapore	665	793
All other countries	825	440

Total Long-Lived Assets	$24,769	$26,277

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. RESTRUCTURING

As a result of the Credence merger in August 2008, the Company assumed restructuring plans previously approved by Credence management designed to reduce headcount, consolidate facilities and to align that company’s capacity and infrastructure to anticipated customer demand and transition of its operations for higher utilization of facility space. In connection with these plans, the Company assumed a total liability of approximately $6.0 million. Subsequent to the completion of the merger, the Company incurred approximately $0.9 million of additional expense related to these actions that was recorded in the Company’s statement of operations in fiscal 2009.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the Company’s restructuring accrual activity for the three months ended October 31, 2010 and 2009:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2010	$84	$5,810	$5,894
Additions to expense	—	116	116
Accretion and elimination of unfavorable lease liability	—	21	21
Cash paid	(8)	(406)	(414)

Balance October 31, 2010	$76	$5,541	$5,617

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2009	$2,820	$5,565	$8,385
Additions to expense	423	—	423
Cash paid	(1,560)	(409)	(1,969)

Balance October 31, 2009	$1,683	$5,156	$6,839

During the quarter ended October 31, 2010, the Company extended the sublease assumptions for one of its previously restructured facilities with an impact of $0.1 million. The accrued restructuring liability decreased $0.3 million during the quarter ending October 31, 2010 to $5.6 million related primarily to rent payments on restructured facilities, offsetting the incurred expense.

In the three months ended October 31, 2009, the Company recorded a charge to operations of $0.4 million related to further merger integration costs associated with headcount reductions in Europe and due to the downsizing of the Company’s Hillsboro, Oregon facility.

As of October 31, 2010 the accrual for facility leases includes $4.1 million of long term payments to be made for the remainder of the respective lease terms. The remainder of the accrual of $1.5 million is included in accrued expenses on the Company’s consolidated balance sheet.

5. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2010 or July 31, 2010.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of October 31, 2010 or July 31, 2010.

The Company has approximately $9.5 million and $12.2 million, respectively, of non-cancelable inventory commitments with outsource suppliers as of October 31, 2010 and July 31, 2010. The Company expects to consume the inventory through normal operating activity over the next nine months.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company has operating lease commitments for certain facilities and equipment. Minimum lease payments under non-cancelable leases at October 31, 2010, are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount (in thousands)
Remainder of 2011	$4,098
2012	5,094
2013	4,558
2014	4,358
2015	4,245
Thereafter	6,009

Total minimum lease payments	$28,362

6. ACCRUED EXPENSES

Other accrued expenses consisted of the following at October 31, 2010 and July 31, 2010:

	(in thousands)
	October 31, 2010	July 31, 2010
Accrued compensation	$10,661	$10,450
Accrued vendor liability	2,157	3,398
Accrued income and local taxes	1,258	1,289
Warranty reserve	4,269	4,398
Accrued restructuring	1,459	1,490
Accrued professional fees	767	965
Other accrued expenses	6,323	7,100

Total accrued expenses	$26,894	$29,090

Accrued vendor liability represents inventory physically located at the Company’s outsourced suppliers which the Company is obligated to purchase.

7. LONG TERM DEBT

Loan Agreements with Silicon Valley Bank (“SVB”)

On February 25, 2009, the Company entered into a modification of its Loan Agreement with SVB to provide for a two-year secured revolving line of credit (the “First Loan Modification Agreement”) that expires in February 2011. The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of $40.0 million. As of October 31, 2010, the Company has no amounts outstanding under its secured revolving credit facility; however the Company has the ability to borrow up to $40.0 million under this facility until February 2011.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Convertible Senior Subordinated Notes Due 2011 (“Notes”)

The following table reflects the carrying value of the Company’s Convertible Senior Subordinated Notes due 2011 as of October 31, 2010 and July 31, 2010:

	October 31, 2010	July 31, 2010
	(in thousands)
Convertible Senior Subordinated Notes due 2011	$876	$876
Less: Unamortized debt discount	(35)	(50)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$841	$826

The Notes are unsecured senior subordinated indebtedness of the Company and bear interest at the rate of 3.5% per annum. Interest is payable on the notes by the Company on May 15 and November 15 of each year through maturity on May 15, 2011. At maturity, the Company will be required to repay the outstanding principal of the Notes, together with any accrued and unpaid interest thereon, and pay a maturity premium equal to 7.5% of such principal. The Notes are convertible, subject to the satisfaction of certain conditions or the occurrence of certain events as provided in the Indenture, into shares of the Company’s common stock at a conversion price per share of the Company’s common stock of $40.38 (subject to adjustment in certain events). The Notes contain provisions known as net share settlement which, upon conversion of the notes, require the Company to pay holders in cash for up to the principal amount of the converted notes and to settle any amounts in excess of the cash amount in shares of the Company’s common stock.

Following a designated event generally defined as a change of control or some other termination of trading of the Company’s listed shares, the Company must offer to repurchase all of the Notes then outstanding at a repurchase price in cash equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any, to, but excluding, the date of payment and a premium equal to 7.5% of such principal.

If there is an event of default (as defined in the Indenture), the principal of and premium, if any, on all the Notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the Indenture. These amounts automatically become due and payable in the case of certain types of bankruptcy, insolvency or reorganization events involving the Company.

The Notes are subordinated in right of payment to the Company’s senior debt. No payment on account of principal, interest or premium, if any, or any other amounts due on the Notes and no redemption, repurchase or other acquisition of the Notes may be made unless full payment of all amounts due on up to $60 million (inclusive of principal, premium, interest and other amounts) of the Company’s senior debt that has been designated “Designated Senior Debt” for purposes of the Indenture has been made or duly provided for pursuant to the terms of the instrument governing such Designated Senior Debt. In addition, the Indenture provides that if any of the holders of Designated Senior Debt provides notice, which is referred to as a payment blockage notice, to the Company and the Trustee that a non-payment default has occurred giving the holder of such Designated Senior Debt the right to accelerate the maturity thereof, no payment on the Notes and no repurchase or other acquisition of the Notes may be made for specified periods.

On August 1, 2009, the Company adopted ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the Notes were reassessed and the debt component of the Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of ASC 470-20 was not material to any period presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the Notes. For the three months ended October 31, 2010, the Company recorded interest expense in its statement of operations of $0.1 million associated with the amortization of the debt discount. The remaining debt discount of less than $0.1 million as of October 31, 2010 is being amortized over the remaining term of the Notes, which is approximately seven months.

Covenants

As of October 31, 2010, the Company was in compliance with all underlying covenants associated with its various debt obligations.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. FAIR VALUE MEASUREMENTS

The Company determines its fair value measurements for assets and liabilities based upon the provisions of Topic 820, Fair Value Measurements and Disclosures, to FASB ASC.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of October 31, 2010 and as of July 31, 2010, respectively:

October 31, 2010	Total Fair Value of Asset or Liability	Fair Value Measurements at Reporting Date Using (in thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$84,032	$84,032	$—	$—
Short-term investments (2)	24,239	3,434	20,805	—
Other assets (Restricted Cash)	220	220	—	—

Total Assets	$108,491	$87,686	$20,805	$—

Current liabilities (Convertible Notes)	$841	$—	$841	$—
Long-term debt, net of current	—	—	—	—

Total Liabilities	$841	$—	$841	$—

July 31, 2010	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$74,978	$74,978	$—	$—
Short-term investments (2)	17,360	3,426	13,934	—
Other assets (Restricted Cash)	256	256	—	—

Total Assets	$92,594	$78,660	$13,934	$—

Current liabilities (Convertible Notes)	$826	$—	$826	$—
Long-term debt, net of current	—	—	—	—

Total Liabilities	$826	$—	$826	$—

(1)	Cash and cash equivalents as of October 31, 2010 and July 31, 2010 includes cash held in operating accounts of approximately $7.3 million and $7.8 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs. Cash and cash equivalents as of October 31, 2010 and 2009 exclude approximately $1.1 million and $0, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)	Short term investments as of October 31, 2010 and July 31, 2010 exclude approximately $7.2 million and $1.1 million, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.

The fair value of the Company’s long term debt was estimated using inputs derived principally from market observable data, including current rates offered to the Company for debt of the same or similar maturities. Within the hierarchy of fair value measurement, these are level 2 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities related to non-recurring transactions requiring valuation disclosures as of October 31, 2010 or as of July 31, 2010.

9. STOCKHOLDERS’ EQUITY

On September 15, 2010, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock, pursuant to a previously obtained stockholders authorization. The Company filed Restated Articles of Organization on September 30, 2010 in order to effect the reverse stock split, and on a post-split basis, set the number of authorized shares of its common stock at 150,000,000. The Restated Articles of Organization were approved by the Company’s stockholders at the Special Meeting of Stockholders held on July 8, 2010.

Upon the effective time of the Restated Articles of Organization, each outstanding share of the Company’s common stock was automatically converted into one-third of a share of common stock. No fractional shares were issued in connection with the reverse stock split. Holders of common stock who would otherwise have received a fractional share of common stock pursuant to the reverse stock split received cash in lieu of the fractional share. The reverse stock split became effective for trading purposes at the opening of the Nasdaq Global Market on October 1, 2010. The reverse stock split has been retro applied and is effective for all periods presented.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued an Accounting Standards Update (“ASU”) 2010-17, Milestone Method of Revenue Recognition, to Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company adopted this final consensus prospectively in August 2010 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and Level 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective for the Company in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for the Company in the second quarter of fiscal year 2011. The adoption of this guidance did not have an impact on the Company’s consolidated financial statement, and the Company is currently assessing the impact the new disclosure guidance may have on its consolidated financial statements upon adoption in the second quarter of fiscal year 2011.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force. It amends ASC 985-605 such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This update became effective for the Company for revenue arrangements entered into or materially modified on or after August 1, 2010. The adoption of this update did not have an impact on the Company’s consolidated financial statements as the Company concluded the software component of its tangible products is incidental.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. These amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The amendments become effective for the Company for revenue arrangements entered into or materially modified beginning on August 1, 2010. The Company adopted this guidance in August 2010 and the adoption did not have a material impact on its consolidated financial statements for the three months ended October 31, 2010.

11. SUBSEQUENT EVENTS

On November 17, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verigy Ltd., a corporation organized under the laws of Singapore (“Verigy”), Alisier Limited, a corporation organized under the laws of Singapore (“Holdco”), Lobster-1 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Verigy (“Merger Sub-1”), and Lobster-2 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Holdco (“Merger Sub-2”). The Merger Agreement provides the terms and conditions pursuant to which Verigy and the Company have agreed to consummate a strategic combination (the “Transaction”). The Merger Agreement allows for two possible scenarios to complete the Transaction: (i) a reorganization whereby both Verigy and the Company will become wholly-owned subsidiaries of Holdco (the “Holdco Reorganization”) or (ii) a merger whereby the Company will become a wholly-owned subsidiary of Verigy. Each share of the Company’s common stock will be converted into the right to receive 0.96 ordinary shares of either Verigy or Holdco, as the case may be, in the Transaction. Immediately following the Transaction, former shareholders of the Company will own approximately 44% of the outstanding ordinary shares of either Verigy or Holdco, as the case may be, with the remainder owned by current Verigy shareholders. The Merger Agreement has been unanimously approved by the Boards of Directors of the Company, Verigy, Holdco, Merger Sub-1 and Merger Sub-2.

At the closing of the Transaction, Holdco or Verigy, as applicable, will assume all of the Company’s outstanding stock options and restricted stock units on the terms and conditions set forth in the Merger Agreement. The Company’s 3.5% Convertible Senior Subordinated Notes due 2011 will remain issued and outstanding as Notes of the Company that will become convertible into ordinary shares of Holdco or Verigy, as applicable, pursuant to a conversion ratio to be set forth in a supplemental indenture to be entered into upon the consummation of the Transaction. However, the Company will be required to tender an offer to the holders of the Notes to repurchase the debt as set forth in the merger agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” and those appearing elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We provide focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service semiconductor test solutions that address the broad, divergent test requirements of the wireless, computing, automotive and entertainment market segments. Our semiconductor test equipment can test a broad range of analog, digital, mixed signal (a combination of analog and digital) and system in package, or SIP, semiconductor devices, all on a single test platform. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics.

We focus our marketing and sales efforts on integrated device manufacturers (IDMs), outsource assembly and test providers (OSATs), which perform manufacturing services for the semiconductor industry, and fabless companies, which design integrated circuits but have no manufacturing capability. We provide our customers with a comprehensive portfolio of test systems and a global network of strategically deployed applications and support resources.

On November 17, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verigy Ltd., a corporation organized under the laws of Singapore (“Verigy”), Alisier Limited, a corporation organized under the laws of Singapore (“Holdco”), Lobster-1 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Verigy (“Merger Sub-1”), and Lobster-2 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Holdco (“Merger Sub-2”). The Merger Agreement provides the terms and conditions pursuant to which Verigy and we have agreed to consummate a strategic combination (the “Transaction”). The Merger Agreement allows for two possible scenarios to complete the Transaction: (i) a reorganization whereby both Verigy and we will become wholly-owned subsidiaries of Holdco (the “Holdco Reorganization”) or (ii) a merger whereby we will become a wholly-owned subsidiary of Verigy. Each share of our common stock will be converted into the right to receive 0.96 ordinary shares of either Verigy or Holdco, as the case may be, in the Transaction. Immediately following the Transaction, our former shareholders will own approximately 44% of the outstanding ordinary shares of either Verigy or Holdco, as the case may be, with the remainder owned by current Verigy shareholders.

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

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our tester platforms during industry slowdowns. In fiscal 2010, engineering and product development expense was $48.9 million, or 22.3% of net sales, as compared to $71.2 million, or 51.8% of net sales, in fiscal 2009.

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

During fiscal year 2010, and after the merger of LTX and Credence, we undertook cost reduction measures to fully integrate the companies and to realize a more streamlined business model. As a result of these actions, our combined headcount was reduced from 1,332 to 627 employees and temporary workers. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that our most critical accounting policies upon which our financial reporting depends and which involve the most complex and subjective decisions or assessments are as follows: revenue recognition, inventory reserves, income taxes, warranty, goodwill and other intangibles, impairment of long-lived assets and allowances for doubtful accounts.

A summary of those accounting policies and estimates that we believe to be most critical to fully understand and evaluate our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and related disclosures elsewhere in this Form 10-Q.

Revenue Recognition

Our revenue recognition policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, if required, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Inventory

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to SAB Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed. For the three months ended October 31, 2010, we recorded $0.3 million in sales of previously written-off inventory. There were $0 of sales related to previously reserved items recorded for the three months ended October 31, 2009. The net incremental gross margin and net income for these transactions did not have a significant impact on operating margins and overall operating results. As of October 31, 2010 and July 31, 2010, our inventory of $19.0 million and $21.0 million, respectively is stated net of inventory reserves of $41.6 million and $45.6 million, respectively and consists of Fusion products, X-Series products, ASL products, and Diamond products.

For the three months ended October 31, 2010 and October 31, 2009, we recorded no charges for obsolete inventory.

Income Taxes

In accordance with Topic 740, Income Taxes (“ASC 740”) to the FASB ASC, we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax bases of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets decreased from $550.7 million at July 31, 2009, to $223.4 million at July 31, 2010. The decrease in our valuation allowance compared to the prior year was primarily due to decreases in deferred tax assets with respect to net operating loss and credit carryforwards that are subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

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

We adopted Subtopic 740-10, Accounting for Income Taxes (“ASC 740-10”), to the FASB ASC on August 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. There were no adjustments to our accumulated deficit as a result of the implementation of ASC 740-10.

Valuation of Goodwill

We follow the provisions of Topic 350, Intangibles—Goodwill and Other (“ASC 350”) to the FASB ASC, which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful lives. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in impairment. We use a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we compare the fair value of the reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test and determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As further discussed in Note 9 to the consolidated financial statements, we operate in one reporting unit.

Determining the number of reporting units and the fair value of a reporting unit requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and appropriate market comparables. We believe these assumptions to be reasonable, but actual conditions are unpredictable and inherently uncertain. Actual future results may differ from our estimates.

As discussed in Note 2 to the consolidated financial statements, there were no impairment conditions present during the quarter ending October 31, 2010, and therefore we did not conduct an interim impairment test. During the quarter ending October 31, 2009 we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at that date. We will perform these analyses if indicators of impairment return, or at least annually.

Valuation of Identifiable Intangible Assets

Our identifiable intangible assets include existing technology, customer relationships and trade names. Our existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in our currently marketed products.

We primarily used the income approach to value our existing technology and other intangibles. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting it to present value at a risk-adjusted discount rate.

In estimating the useful life of acquired assets, we considered paragraph 11 of ASC 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors included a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We expect to amortize these intangible assets over estimated useful lives using a method that is based on estimated future cash flows as we believe this will approximate the pattern in which the economic benefits of the assets will be derived.

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

Recent Accounting Pronouncements

See Note 10 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as percentages of net sales.

	Three Months Ended October 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	37.5	51.7

Gross profit	62.5	48.3
Engineering and product development expenses	17.2	28.3
Selling, general and administrative expenses	17.4	20.6
Amortization of purchased intangible assets	2.0	6.4
Restructuring	0.2	1.0

Income (loss) from operations	25.7	(8.0)
Other income (expense):
Interest expense	(0.1)	(2.9)
Investment income	0.1	0.2
Other income	0.3	1.7
Gain on extinguishment of debt, net	—	1.5

Income (loss) before provision for income taxes	26.0	(7.5)
Provision for income taxes	—	0.1

Net income (loss)	26.0%	(7.6)%

Three Months Ended October 31, 2010 Compared to the Three Months Ended October 31, 2009

Net sales. Net sales consisted of semiconductor test equipment and related hardware and system support and maintenance service. Net sales for the three months ended October 31, 2010 increased 80.4% to $75.6 million as compared to $41.9 million in the same quarter of the prior year. The increase in net sales in the three month period ending October 31, 2010 as compared to the prior year was due to increased product sales, primarily in the Diamond and X-Series product lines as we saw higher demand from certain customers as their capital spending levels recovered from historically low amounts in recent years.

Service revenue, included in net sales, accounted for $10.4 million, or 13.8% of net sales, and $12.0 million, or 28.6% of net sales, for the three months ended October 31, 2010 and 2009, respectively. The decrease in service revenue was primarily a result of a reduction in service contract usage.

Geographically, sales to customers outside of the United States were 84.0% and 55.0% of net sales for the three months ended October 31, 2010 and October 31, 2009, respectively. The increase in sales to customers outside the United States was a result of increased demand primarily in Taiwan and the Philippines.

Gross profit. Our gross profit margin was $47.2 million or 62.5% of net sales in the three months ended October 31, 2010, as compared to $20.2 million or 48.3% of net sales in the same quarter of the prior year. The increase in the gross profit margin for the three months ended October 31, 2010 as compared to October 31, 2009 was primarily a result of a 80.4% increase in product sales resulting in better absorption of fixed manufacturing costs.

Engineering and product development expenses. Engineering and product development expenses were $13.0 million, or 17.2% of net sales, in the three months ended October 31, 2010, as compared to $11.8 million, or 28.3% of net sales, for the three months ended October 31, 2009. The increase in engineering and product development expenses for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was principally a result of higher compensation expense from the elimination of the temporary 8.0% pay reduction.

Selling, general and administrative expenses. Selling, general, and administrative expenses were $13.2 million, or 17.4% of net sales, in the three months ended October 31, 2010, as compared to $8.6 million, or 20.6% of net sales, in the same quarter of the prior year. The increase of $4.5 million in selling, general, and administrative expenses for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 was primarily related to an increase in profit sharing expense and distributor and sales commissions related to increased revenue through both distributor and direct channels. Also, during three months ended October 31, 2010 we incurred higher compensation expense due to the elimination of the temporary 8.0% pay reduction.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $1.5 million or 2.0% of net sales for the three months ended October 31, 2010 as compared to $2.7 million or 6.4% of net sales for the three months ended October 31, 2009. The underlying intangible assets relate to acquired technology, and customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years based on their expected pattern of use.

Restructuring. Restructuring expense as a result of the ongoing restructuring following the Credence merger in August 2008, was $0.1 million or 0.2% of net sales for the three months ended October 31, 2010, as compared to $0.4 million or 1.0% of net sales for the three months ended October 31, 2009. The $0.1 million restructuring expense for the three months ended October 31, 2010 was related to changes in sublease assumptions on a previously restructured facility in California. The restructuring expense recorded in the three months ended October 31, 2009 is composed primarily of employee termination related costs associated with the downsizing of our Hillsboro, Oregon office facility and our operations in Europe, which was completed in 2009.

Interest expense. Interest expense was $0.1 million for the three months ended October 31, 2010 as compared to $1.2 million for the three months ended October 31, 2009. The decrease of $1.1 million of interest expense from the three months ended October 31, 2010 compared to the same quarter of the prior year was primarily a result of the reduction of the outstanding balance of the convertible notes due resulting in a lower outstanding principal for the comparative periods. Also, the three months ended October 31, 2009 included interest due on borrowings under our revolving credit facility with Silicon Valley Bank, which was not borrowed against in the three months ended October 31, 2010.

Investment income. Investment income was $0.1 million for the three months ended October 31, 2010, as compared to $0.1 million for the three months ended October 31, 2009. Investment income continues to be minimal due to the generally low interest rates available in the current financial markets.

Gain on extinguishment of debt, net. We did not repurchase any debt during the quarter ending October 31, 2010. At the completion of the merger with Credence, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 that were subsequently modified during fiscal 2009. In the first quarter of fiscal 2010, we repurchased approximately $0.6 million of principal amount of the outstanding notes at a discount to par value. The discount to par value resulted in a net gain on extinguishment of debt of approximately $0.3 million in the quarter ended October 31, 2009. In the quarter ended October 31, 2009, we also recognized approximately $0.3 million of previously deferred gains from debt modifications under ASC 470 recorded in prior periods.

Provision for income tax. We recorded an income tax provision of less than $0.1 million for the three months ended October 31, 2010, as compared to a provision of less than $0.1 million recorded for the three months ended October 31, 2009 which was primarily due to foreign tax on earnings generated in foreign jurisdictions.

As of October 31, 2010 and July 31, 2010, our total liability for unrecognized income tax benefits was $8.7 million and $8.6 million, respectively (of which $ 4.9 million and $4.8 million, if recognized, would favorably affect our income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income (loss). Net income was $19.7 million, or $0.40 per basic and $0.39 per diluted share, in the three months ended October 31, 2010, as compared to a net loss of $3.2 million, or $0.06 per basic and diluted share, in the same quarter of the prior year.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the three months ending October 31, 2010 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2010	$93.4
Capital expenditures	(1.2)
Other sources of cash, primary cash from operations	24.4

Cash and cash equivalents and marketable securities at October 31, 2010	$116.6

As of October 31, 2010, we had $116.6 million in cash, cash equivalents and marketable securities and net working capital of $133.9 million, as compared to $93.4 million of cash, cash equivalents and marketable securities and $111.0 million of net working capital at July 31, 2010. The increase in the cash, cash equivalents and marketable securities was due to net income of $19.7 million and other sources of cash from operations.

Accounts receivable from trade customers, net of allowances, was $41.7 million at October 31, 2010, as compared to $45.6 million at July 31, 2010. The trade receivable decreased during the quarter despite a quarter on quarter revenue increase of $2.5 million due to strong collection results. The allowance for doubtful accounts was $0.1 million, or 0.2% of gross trade accounts receivable, at October 31, 2010 and $0.1 million, or 0.2% of gross trade accounts receivable at July 31, 2010.

Accounts receivable from other sources, principally amounts due from vendors, increased to $1.7 million at October 31, 2010, from the July 31, 2010 balance of $1.2 million, primarily due to an increase in the volume of sales to these sources.

Net inventories decreased by $2.0 million to $19.0 million at October 31, 2010 as compared to $21.0 million at July 31, 2010 primarily due to the sale of production inventory in our normal course of doing business.

Prepaid expenses and other current assets increased by $0.4 million to $5.0 million at October 31, 2010 as compared to $4.6 million at July 31, 2010 primarily due to timing of prepaid insurance premiums and maintenance contract renewals.

As of October 31, 2010, future cash payments related to severance restructuring actions are approximately $0.1 million and are expected to be paid out within 12 months.

Capital expenditures totaled approximately $1.2 million for the three months ended October 31, 2010, as compared to $0.8 million for the three months ended October 31, 2009. Capital expenditures for the three months ended October 31, 2010 were composed primarily of capital related to certain engineering projects and tester spare parts to support a larger installed base of test equipment.

We had $25.0 million in net cash provided by operating activities for the three months ended October 31, 2010 as compared to net cash used in operating activities of $4.0 million for the three months ended October 31, 2009. The net cash provided by operating activities for the three months ended October 31, 2010 was primarily related to our net income of $19.7 million, and non-cash items, principally depreciation and amortization, of approximately $5.8 million offset in part by a net increase in working capital of $0.5 million. The net cash used in operating activities for the three months ended October 31, 2009 was primarily related to our net loss of $3.2 million and a net increase in working capital of $7.7 million, offset in part by non-cash items, principally depreciation and amortization, of approximately $6.9 million.

We used $14.3 million in net cash for investing activities for the three months ended October 31, 2010 as compared to net cash provided by investing activities of $7.2 million for the three months ended October 31, 2009. The net cash used in investing activities for the three months ended October 31, 2010 was primarily related to $14.5 million in purchases of available-for-sale securities, and $1.2 million in purchases of property and equipment, offset in part by $1.4 million of proceeds from sales and maturities of available-for-sale securities. The net cash provided by investing activities for the three months ended October 31, 2009 was primarily related to $8.3 million in proceeds from sales and maturities of available-for-sale securities, offset in part by $0.8 million in purchases of property and equipment and $0.3 million of payments on purchases of available-for-sale securities.

We used $0.8 million in net cash for financing activities for the three months ended October 31, 2010 as compared to net cash used in financing activities of $13.0 million for the three months ended October 31, 2009. The net cash used in financing activities for the three months ended October 31, 2010 was primarily related to payments of tax withholdings for vested restricted stock units. The net cash used in financing activities for the three months ended October 31, 2009 was primarily related to payments made on our term loan to Silicon Valley Bank of $12.2 million, payments of tax withholdings for vested RSUs of $0.5 million, as well as net payments of convertible senior notes of $0.3 million.

Loan Agreements with Silicon Valley Bank

On February 25, 2009, we entered into a modification of our Loan Agreement with Silicon Valley Bank to provide for a two-year secured revolving line of credit (“First Loan Modification Agreement”) that expires in February 2011. The First Loan Modification Agreement allows for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of up to $40.0 million. Any amounts outstanding under the secured credit facility will accrue interest at a floating per annum rate equal to SVB’s prime rate, or if greater, 4.5%. Our debt obligations under the secured credit facility with SVB may be accelerated upon the occurrence of an event of default, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $0.5 million or more, bankruptcy and insolvency related defaults, defaults relating to judgments and a material adverse change (as defined in the First Loan Modification Agreement).

As part of this transaction, we capitalized approximately $0.4 million of legal and other third-party fees and are recognizing the costs over the two-year term of the secured credit facility, in accordance with the provisions of ASC 470 (EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements). As of October 31, 2010, $0.1 million of these costs remains to be amortized.

Convertible Senior Subordinated Notes (“Notes”)

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of October 31, 2010 and July 31, 2010:

	October 31, 2010	July 31, 2010
	(in thousands)
Convertible Senior Subordinated Notes due 2011	$876	$876
Less: Unamortized debt discount	(35)	(50)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$841	$826

The Notes are unsecured senior subordinated indebtedness and bear interest at the rate of 3.5% per annum. Interest is payable on the Notes on May 15 and November 15 of each year through maturity on May 15, 2011. At maturity, we will be required to repay the outstanding principal of the Notes, together with any accrued and unpaid interest thereon, and pay a maturity premium equal to 7.5% of such principal. The Notes are convertible, subject to the satisfaction of certain conditions or the occurrence of certain events as provided in the Indenture, into shares of our common stock at a conversion price per share of our common stock of $40.38 (subject to adjustment in certain events). The Notes contain provisions known as net share settlement which, upon conversion of the Notes, require us to pay holders in cash for up to the principal amount of the converted Notes and to settle any amounts in excess of the cash amount in shares of our common stock.

Following a designated event generally defined as a change of control or some other termination of trading of our listed shares, we must offer to repurchase all of the Notes then outstanding at a repurchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of payment and a premium equal to 7.5% of such principal.

If there is an event of default (as defined in the Indenture), the principal of and premium, if any, on all the Notes and the interest accrued thereon may be declared immediately due and payable, subject to certain conditions set forth in the Indenture. These amounts automatically become due and payable in the case of certain types of bankruptcy, insolvency or reorganization events involving us.

The Notes are subordinated in right of payment to our senior debt. No payment on account of principal of, interest or premium, if any, on, or any other amounts due on the Notes and no redemption, repurchase or other acquisition of the Notes may be made unless full payment of all amounts due on up to $60 million (inclusive of principal, premium, interest and other amounts) of our senior debt that has been designated “Designated Senior Debt” for purposes of the Indenture has been made or duly provided for pursuant to the terms of the instrument governing such Designated Senior Debt. In addition, the Indenture provides that if any of the holders of Designated Senior Debt provides notice, which is referred to as a payment blockage notice, to the Company and the Trustee that a non-payment default has occurred giving the holder of such Designated Senior Debt the right to accelerate the maturity thereof, no payment on the Notes and no repurchase or other acquisition of the notes may be made for specified periods.

On August 1, 2009, we adopted ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the Notes were reassessed and the debt component of the Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the Notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of ASC 470-20 was not material to any period presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the Notes. For the three months ended October 31, 2010, we recorded interest expense in our statement of operations of $0.1 million associated with the amortization of the debt discount. The remaining debt discount of less than $0.1 million as of October 31, 2010 is being amortized over the remaining term of the Notes, which is approximately seven months.

As of October 31 2010, we had $116.6 million of cash and cash equivalents and marketable securities less $0.8 million of debt obligations or net cash available of $115.8 million. We believe that our net cash available and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements over the next twelve months.

Covenants

As of October 31, 2010, we were in compliance with all underlying covenants associated with our various debt obligations.

Commitments and Contingencies

Our major outstanding contractual obligations were related to our convertible senior subordinated notes, rental properties, inventory purchase commitments, severance payments and other operating leases.

As of the date of this filing we have no amounts outstanding under the secured credit facility. However we do have the ability to borrow under this facility until February 2011.

The aggregate outstanding amount of our contractual obligations was $38.8 million as of October 31, 2010. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of the date of this filing and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2011	2012–2013	2014–2015	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$28,362	$4,098	$9,652	$8,603	$6,009
Inventory commitments	9,505	9,505	—	—	—
Convertible senior subordinated notes due 2011 (including interest)	891	891	—	—	—
Severance	76	76	—	—	—

Total Contractual Obligations	$38,834	$14,570	$9,652	$8,603	$6,009

Off-Balance Sheet Arrangements

As of October 31, 2010 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2010, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that are not statements of historical fact should be considered to be forward-looking statements. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “should”, “seek”, “potential”, “predicts”, “targets”, “intends,” “estimates,” and similar expressions, whether in the negative or affirmative, however these are not the exclusive means of identifying forward-looking statements in this report. These statements are based on management’s current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements are not guarantees of future performance, involve certain risks, uncertainties and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate. Therefore, actual outcomes and results may differ materially from what is expressed herein. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We urge you to consider the risks and uncertainties discussed elsewhere in this report and in the other documents filed by us with the SEC in evaluating our forward-looking statements. We have no plans to and do not assume any obligation to update any forward-looking statement we make. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Our sole market is the highly cyclical semiconductor industry, which causes a cyclical impact on our financial results.

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Industry order rates declined significantly in fiscal 2009. Although industry conditions have recently improved, the timing and level of a sustained industry recovery remains uncertain at this time. Any failure by us to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses. Because a high portion of our costs are fixed, we are limited in our ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. In a contraction, we may not be able to reduce our fixed costs, such as continued investment in research and development, capital equipment requirements and materials purchases from our suppliers.

We may not be able to pay our debt and other obligations.

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make the required payments on the remaining balance of our Convertible Senior Subordinated Notes due May 2011 of $0.9 million, or certain of our other obligations, we would be in default under the terms thereof, which could permit the holders of those obligations to accelerate their maturity and also could cause default under future indebtedness we may incur. In addition, we may not be able to repay amounts due in respect of our obligations if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

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

•

require the dedication of a substantial portion of any cash flow from operations to service indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resource; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

We may need additional financing, which could be difficult to obtain.

We expect that our existing cash and cash equivalents and marketable securities will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event we need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

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

We are subject to environmental regulations due to our production and marketing of products in certain states and countries and may become subject to more such regulations in the future. We are in the process of planning for and evaluating the impact of a directive to reduce the amount of hazardous materials in certain electronic components such as printed circuit boards. The directive is known as Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 on the restriction of the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from July 1, 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the nine restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 27 Member States). We are uncertain as to the impact of compliance on future expenses and supply of materials used to manufacture our equipment. Any interruption in supply due to the unavailability of lead free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. The failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

Future mergers and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

On November 18, 2010, we announced that we had entered into a Merger Agreement with Verigy Ltd., among other parties, the closing of which is subject to certain conditions. There are a number of risks and uncertainties relating to the proposed merger, including the possibility that the transaction is delayed or not completed as a result of our failure to obtain necessary approval of our shareholders or Verigy’s shareholders, our failure to obtain or any delay in obtaining necessary regulatory clearances or our failure to satisfy other closing conditions. We have incurred significant expenditures related to the merger. Any delay in completing, or failure to complete, the merger could have a negative impact on our business, our stock price, and our relationships with customers or employees. In addition, under certain circumstances, if the transaction is terminated, we may be required to pay a termination fee of $15.0 million.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 76% of our revenues for fiscal year 2010 and 64% of our revenues for fiscal year 2009. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. A reduction in revenues or a disruption or increase in the cost of our manufacturing materials could hurt our operating results. These international relationships make us particularly sensitive to changes in the countries from which we derive sales and obtain supplies. Our outsource manufacturing suppliers in Malaysia and Thailand increase our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

•	fluctuations in exchange rates;

•	changes in law or policy resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	political and economic instability in our target international markets;

•	longer payment cycles common in foreign markets;

•	difficulties of staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it harder to protect our technology from appropriation by competitors; and

•	difficulties collecting our accounts receivable because of the distance and different laws.

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

Our stock price is volatile.

In the twelve month period ending on October 31, 2010, our stock price ranged from a low of $3.63 to a high of $11.34. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Item 5.	Other Information

Submission on Matters to a Vote of Security Holders.

On December 7, 2010, we held our Annual Meeting of Stockholders at which our stockholders took the following actions:

1. Our stockholders elected the following Class III Directors to serve as members of the Board for a three-year term:

DIRECTOR	FOR	WITHHOLD

Mark S. Ain	31,138,069	3,271,886
David G. Tacelli	34,092,252	317,703

There were 11,004,984 broker non-votes for each director.

2. Our stockholders voted to approve our 2010 Stock Incentive Plan by a vote of 18,046,247 shares of common stock for, 15,511,100 shares of common stock against and 852,608 shares of common stock abstaining. There were 11,004,984 broker non-votes on this matter. Please see our Proxy Statement furnished in connection with our 2010 Annual Meeting of Shareholders that was filed with the SEC on November 8, 2010, and the Supplement to the Proxy Statement that was filed with the SEC on November 26, 2010, for further information about our 2010 Stock Incentive Plan.

3. Our stockholders voted to ratify the appointment of BDO USA, LLP as our independent registered public accounting firm for our fiscal year ending July 31, 2011 by a vote of 44,814,744 shares of common stock for, 378,960 shares of common stock against and 221,235 shares of common stock abstaining. There were zero broker non-votes on this matter.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: December 10, 2010	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350