Form 10-Q/A
period 2010-10-31
LTX-CREDENCE CORP
filed 2010-12-13
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed to amend the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2010, filed with the Securities and Exchange Commission on December 10, 2010 (“Original Form 10-Q”) for the sole purpose of adding disclosure regarding pending litigation in Part I – Item 1 Financial Statements and Part II – Item 1 Legal Proceedings.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the registrant is filing updated exhibits 31.1, 31.2 and 32. in connection with filing Amendment No. 1.

Except for the matters described above, Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form 10-Q. Furthermore, except for the matters described above, Amendment No. 1 does not change any previously reported financial results. Any information not affected by Amendment No. 1 is unchanged and reflects the disclosures made at the time the Original Form 10-Q was filed.

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

5. COMMITMENTS AND CONTINGENCIES

As further described in Note 11 – Subsequent Events, on November 17, 2010, the Company entered into an Agreement and Plan of Merger with Verigy Ltd., a corporation organized under the laws of Singapore, Alisier Limited, a corporation organized under the laws of Singapore, Lobster-1 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Verigy Ltd., and Lobster-2 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Alisier Limited.

On November 22, 2010, the Company, its directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Carneau v. LTX-Credence Corp., et. al., 110-cv-188153, filed in the Superior Court of the State of California. That action, purportedly brought on behalf of a class of stockholders, alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the Company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive, and other equitable relief, including to enjoin the Company and Verigy from consummating the merger, in addition to fees and costs.

On November 23, 2010, the Company and its directors were named as defendants in a putative class action complaint, captioned Shah v. Tacelli, et. al., No. 10- 4580, filed in the Superior Court of the State of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the Company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that LTX-Credence aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive, and other equitable relief, including to enjoin the Company and Verigy from consummating the merger, in addition to fees and costs. On December 6, 2010, the plaintiff served document requests on the Company.

On November 30, 2010, the Company, its directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Keuler v. LTX-Credence Corp., et. al., 1:10-cv-12058, filed in the United States District Court for the District of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the Company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin the Company and Verigy from consummating the merger, in addition to fees and costs.

On December 3, 2010, the Company, its directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed in the United States District Court for the District of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the Company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin the Company and Verigy from consummating the merger, in addition to fees and costs.

The Company believes that the claims asserted in these suits are without merit. Accordingly, the Company has not accrued a liability for any of these actions as of October 31, 2010.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On November 22, 2010, we, our directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Carneau v. LTX-Credence Corp., et. al., 110-cv-188153, filed in the Superior Court of the State of California. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive, and other equitable relief, including to enjoin us and Verigy from consummating the merger, in addition to fees and costs.

On November 23, 2010, we and our directors were named as defendants in a putative class action complaint, captioned Shah v. Tacelli, et. al., No. 10- 4580, filed in the Superior Court of the State of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that LTX-Credence aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive, and other equitable relief, including to enjoin us and Verigy from consummating the merger, in addition to fees and costs. On December 6, 2010, the plaintiff served document requests on us.

On November 30, 2010, we, our directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Keuler v. LTX-Credence Corp., et. al., 1:10-cv-12058, filed in the United States District Court for the District of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin us and Verigy from consummating the merger, in addition to fees and costs.

On December 3, 2010, we, our directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed in the United States District Court for the District of Massachusetts. That action, purportedly brought on behalf of a class of stockholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive and other equitable relief, including to enjoin us and Verigy from consummating the merger, in addition to fees and costs.

We believe that the claims asserted in these suits are without merit.

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

LTX-Credence Corporation

Date: December 13, 2010	By:	/S/ MARK J. GALLENBERGER
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