Form 10-Q
period 2011-01-31
LTX-CREDENCE CORP
filed 2011-03-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2011
Common Stock, $0.05 par value per share	49,462,764 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,820	$74,978
Marketable securities	34,827	18,458
Accounts receivable—trade, net of allowances of $67 and $108, respectively	36,544	45,622
Accounts receivable—other	441	1,174
Inventories	19,447	21,039
Prepaid expenses and other current assets	5,570	4,585

Total current assets	187,649	165,856
Property and equipment, net	23,172	26,277
Intangible assets, net	9,297	12,277
Goodwill	43,030	43,030
Other assets (includes $188 and $256, respectively, in restricted cash)	696	771

Total assets	$263,844	$248,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$857	$826
Accounts payable	14,337	16,639
Other accrued expenses	24,757	29,090
Deferred revenues	5,071	8,317

Total current liabilities	45,022	54,872
Other long-term liabilities	16,061	16,587
Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common stock	2,474	2,453
Additional paid-in capital	753,798	752,188
Accumulated other comprehensive income	34	36
Accumulated deficit	(553,545)	(577,925)

Total stockholders’ equity	202,761	176,752

Total liabilities and stockholders’ equity	$263,844	$248,211

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net product sales	$41,665	$36,642	$106,906	$65,651
Net service sales	10,884	11,358	21,290	24,199

Net sales	52,549	48,000	128,196	89,850
Cost of sales	21,126	22,038	49,527	43,682

Gross profit	31,423	25,962	78,669	46,168
Engineering and product development expenses	12,895	12,000	25,874	23,841
Selling, general and administrative expenses	12,691	9,240	25,856	17,881
Amortization of purchased intangible assets	1,490	2,664	2,980	5,328
Restructuring	—	816	116	1,239

Income (loss) from operations	4,347	1,242	23,843	(2,121)
Other income (expense):
Interest expense	(63)	(1,111)	(145)	(2,326)
Investment income	84	15	153	93
Other income	190	585	394	1,313
Gain on extinguishment of debt, net	—	306	—	931

Income (loss) before provision for (benefit from) income taxes	4,558	1,037	24,245	(2,110)
Provision for (benefit from) income taxes	(147)	224	(135)	271

Net income (loss)	$4,705	$813	$24,380	$(2,381)

Net income (loss) per share:
Basic	$0.10	$0.02	$0.49	$(0.06)
Diluted	$0.09	$0.02	$0.49	$(0.06)
Weighted-average common and common equivalents shares used in computing net income (loss) per share:
Basic	49,384	42,845	49,279	42,683
Diluted	50,042	43,378	50,094	42,683
Comprehensive income (loss):
Net income (loss)	$4,705	$813	$24,380	$(2,381)
Unrealized gain (loss) on marketable securities	(17)	26	(2)	(100)

Comprehensive income (loss)	$4,688	$839	$24,378	$(2,481)

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,380	$(2,381)
Add (deduct) non-cash items:
Stock-based compensation	1,951	2,012
Depreciation and amortization	9,161	12,725
Gain on extinguishment of debt, net	—	(931)
Restructuring	116	1,239
Other	503	776
Changes in operating assets and liabilities:
Accounts receivable	9,688	(9,366)
Inventories	1,525	6,548
Prepaid expenses	(918)	2,735
Other assets	(442)	379
Accounts payable	(2,302)	(5,100)
Accrued expenses	(4,698)	(11,510)
Deferred revenues	(3,246)	4,509

Net cash provided by operating activities	35,718	1,635
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	8,193	9,589
Purchases of available-for-sale securities	(24,815)	(326)
Purchases of property and equipment	(2,991)	(1,603)

Net cash (used in) provided by investing activities	(19,613)	7,660
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(775)	(590)
Proceeds from shares issued from employees’ stock purchase plan	320	224
Proceeds from borrowings from revolving line of credit	—	59,988
Repayments of borrowings from revolving line of credit	—	(60,000)
Repayments of term loan	—	(12,200)
Repayments of convertible senior subordinated notes	—	(345)

Net cash used in financing activities	(455)	(12,923)
Effect of exchange rate changes on cash and cash equivalents	192	48

Net increase (decrease) in cash and cash equivalents	15,842	(3,580)
Cash and cash equivalents at beginning of period	74,978	86,488

Cash and cash equivalents at end of period	$90,820	$82,908

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2010. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three or six months ended January 31, 2011 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2011.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Accounting Standards Codification, (FASB ASC). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month, except for sales, cost of sales and depreciation, which are primarily remeasured at actual rates in effect at the transaction dates. Net realized gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the three or sixth months ended January 31, 2011 or 2010, respectively.

Revenue Recognition

The Company recognizes revenue based on guidance provided in Topic 605, Revenue Recognition, to the FASB ASC (“ASC 605”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

In August 2010, the Company adopted the provisions of ASU 2009-13, which is an update to ASC 605. The update establishes a selling price hierarchy for determining the selling price of a deliverable under a revenue arrangement and is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2010. Adoption of the update did not have a material impact on the Company’s financial statements for the six months ended January 31, 2011.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Topic 985, Software, to the FASB ASC, relating to certain software development costs, were insignificant for the three and six months ended January 31, 2011and 2010, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and six months ended January 31, 2011 and 2010, respectively.

Income Taxes

Income tax expense relates principally to operating results in foreign entities in jurisdictions primarily in Asia and Europe. The Company recorded an income tax benefit of $0.1 million, for both the three and six months ended January 31, 2011. For the three and six months ended January 31, 2010, the Company recorded an income tax provision of $0.2 million and $0.3 million, respectively, primarily due to foreign tax on earnings in foreign jurisdictions.

As of January 31, 2011 and July 31, 2010, the total liability for unrecognized income tax benefits was $8.5 million and $8.6 million, respectively, (of which $4.8 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 31, 2011 and July 31, 2010, the Company had accrued approximately $1.2 million and $1.1 million, respectively, for potential payment of accrued interest and penalties.

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

Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, including the 2010 Stock Plan (“2010 Plan”), 2004 Stock Plan (“2004 Plan”), 2001 Stock Plan (“2001 Plan”), 1999 Stock Plan (“1999 Plan”), and 1993 Stock Plan (“1993 Plan”). In addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) with its acquisition of StepTech, Inc. (“StepTech”) and the Credence 2005 Stock Incentive Plan (the “Credence 2005 Plan”) with its acquisition of Credence. The Company can only grant awards from the 2010 Plan.

The Company recognizes stock-based compensation on its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation, to the FASB ASC (“ASC 718”). Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. The Company recorded stock-based compensation expense of approximately $1.0 million and $2.0 million for the three and six months ended January 31, 2011, respectively, and $1.1 million and $2.0 million, respectively, for the three and six months ended January 31, 2010, in connection with its share-based payments.

There were no grants of equity awards made during the quarter ended January 31, 2011.

The Company granted 692,700 restricted stock unit service-based awards during the quarter ended October 31, 2010, all of which had four-year vesting terms.

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

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC, for the six months ended January 31, 2011 and 2010:

	Six Months Ended January 31,
Product Warranty Activity	2011	2010
	(in thousands)
Balance at beginning of period	$4,398	$3,496
Warranty expenditures for current period	(5,122)	(2,571)
Changes in liability related to pre-existing warranties	(126)	—
Provision for warranty costs in the period	3,628	2,345

Balance at end of period	$2,778	$3,270

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

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income (loss)	$4,705	$813	$24,380	$(2,381)
Basic EPS:
Weighted average shares outstanding	49,384	42,845	49,279	42,683
Basic EPS	$0.10	$0.02	$0.49	$(0.06)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Diluted EPS:
Weighted average shares outstanding	49,384	42,845	49,279	42,683
Plus: impact of stock options and unvested restricted stock units	658	532	815	—

Weighted average common and common equivalents shares outstanding	50,042	43,377	50,094	42,683
Diluted EPS	$0.09	$0.02	$0.49	$(0.06)

For the three and six months ended January 31, 2011 and 2010 stock options to purchase approximately 1.6 million and 2.4 million shares, respectively, of common stock were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. In accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC, the calculation of diluted net income (loss) per share for the three and six months ended January 31, 2011 and January 31, 2010 excludes the impact of conversion features of the Company’s Convertible Senior Subordinated Notes due 2010 and 2011 as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash, money market accounts and reverse repurchase agreements. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with Topic 320, Investments – Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper that it considers to be held to maturity based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep reverse repurchase agreement program with its bank for certain accounts to allow the Company to enter into secured overnight investments which generally provides a higher investment yield than a regular operating account. The bank provides the Company US treasury securities as collateral for the loan. The maturity of the reverse repurchase agreement is one day, at which point the securities are sold and the proceeds are returned to the Company, plus any accrued interest. The average daily balance of the reverse repurchase agreement for the quarter ended January 31, 2011 was $3.1 million.

Gross unrealized gains and losses for the three and six months ended January 31, 2011 and 2010 were not significant. Realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no significant impairment losses recorded in the three or six months ended January 31, 2011 or 2010.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and includes materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2011	July 31, 2010
	(in thousands)
Purchased components and parts	$9,476	$10,232
Units-in-progress	3,022	4,084
Finished units	6,949	6,723

Total inventories	$19,447	$21,039

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2011 and July 31, 2010, inventory is stated net of inventory reserves of $39.7 million and $45.6 million, respectively. There were no material inventory provisions required in the three and six months ended January 31, 2011 or January 31, 2010. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had sales of $1.1 million and $1.4 million of previously written off inventory for the three and six months ended January 31, 2011 which represents the gross cash received from the customer. The Company had no sales of previously written off inventory for the three and six months ended January 31, 2010.

Property and Equipment

Property and equipment acquired is recorded at cost. Property and equipment related to the Credence merger was recorded at fair value on the date of acquisition. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over 3 to 7 years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	(in thousands)		(in years)
	January 31, 2011	July 31, 2010	Estimated Useful Lives
Equipment spares	$62,905	$64,964	5 or 7
Machinery, equipment and internally manufactured systems	44,084	37,442	3-7
Office furniture and equipment	6,126	5,370	3-7
Purchased software	1,041	1,039	3
Land	2,524	2,524	—
Leasehold improvements	6,153	6,418	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	122,833	117,757
Less: accumulated depreciation and amortization	(99,661)	(91,480)

Property and equipment, net	$23,172	$26,277

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. As a result of increased sales and overall improvement in the industry and the overall economy, there were no indicators that required the Company to conduct a recoverability test as of January 31, 2011.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The Company uses a discounted cash flow analysis to test goodwill which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of January 31, 2011 the Company’s implied fair value exceeds the Company’s carrying value of its net assets and therefore no impairment exists as of that date.

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

Of the $43.0 million of total goodwill at January 31, 2011 and July 31, 2010, $14.4 million represents the excess of acquisition costs over the estimated fair value of the net assets acquired from Step Tech, on June 10, 2003. In connection with the merger with Credence, the Company has recorded approximately $28.6 million of goodwill in its consolidated balance sheet.

There was no change in the goodwill balance for the three or six months ended January 31, 2011 or 2010.

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of January 31, 2011
Description	Estimated Useful Life (in years)	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,001	499
Developed technology—ASL	6.0	16,000	11,359	4,641
Developed technology—Diamond	9.0	9,400	6,736	2,664
Maintenance agreements	7.0	1,900	407	1,493

Total intangible assets		$38,900	$29,603	$9,297

		As of July 31, 2010
Description	Estimated Useful Life (in years)	Gross Carrying Amount (in thousands)	Accumulated Amortization (in thousands)	Net Amount (in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	7,502	998
Developed technology—ASL	6.0	16,000	9,773	6,227
Developed technology—Diamond	9.0	9,400	5,977	3,423
Maintenance agreements	7.0	1,900	271	1,629

Total intangible assets		$38,900	$26,623	$12,277

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 3.3 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount (in thousands)
Remainder of 2011	$2,981
2012	3,163
2013	1,583
2014	769
2015	396
Thereafter	405

Total	$9,297

3. SEGMENT REPORTING

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC, the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. The Company and its chief operating decision maker had access to discrete financial information for two operating segments, LTX and Credence, immediately subsequent to the completion of the merger. During fiscal 2009, the Company completed its merger integration activities and as a result, the Company’s financial accounting systems and organizational structure were fully integrated and discrete financial information and cash flows are no longer available as of the end of fiscal year 2009. Accordingly, for the three and six months ended January 31, 2011 and 2010, the Company operated as one operating segment.

The Company’s net sales by geographic area for the three and six months ended January 31, 2011 and 2010, along with the long-lived assets at January 31, 2011 and July 31, 2010, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Net sales:
United States	$8,630	$16,031	$20,474	$34,868
Taiwan	6,925	9,802	29,373	20,891
Philippines	23,837	1,277	39,399	2,530
Singapore	2,610	6,228	9,933	11,483
All other countries	10,547	14,662	29,017	20,078

Total Net Sales	$52,549	$48,000	$128,196	$89,850

Long-lived assets consist of property and equipment:

	January 31, 2011	July 31, 2010
	(in thousands)
Long-lived assets:
United States	$21,343	$24,443
Singapore	551	79
Philippines	419	793
All other countries	859	962

Total long-lived assets	$23,172	$26,277

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

The following table sets forth the Company’s restructuring accrual activity for the six months ended January 31, 2011 and January 31, 2010 (in thousands):

	Severance Costs	Facility Leases	Total
Balance July 31, 2010	$84	$5,810	$5,894
Additions to expense	—	116	116
Accretion and elimination of unfavorable lease liability	—	46	46
Cash paid	(14)	(800)	(814)

Balance January 31, 2011	$70	$5,172	$5,242

	Severance Costs	Facility Leases	Total
Balance July 31, 2009	$2,820	$5,565	$8,385
Additions to expense	423	816	1,239
Cash paid	(2,262)	(800)	(3,062)

Balance January 31, 2010	$981	$5,581	$6,562

There were no charges recorded to restructuring expense for the quarter ended January 31, 2011.

During the quarter ended October 31, 2010, the Company extended the sublease assumptions for one of its previously restructured facilities with an impact of $0.1 million. The accrued restructuring liability decreased $0.3 million during the quarter ending October 31, 2010 to $5.6 million related primarily to rent payments on restructured facilities, offsetting the incurred expense.

In the six months ended January 31, 2010 the Company recorded a charge of approximately $0.8 million related to changes in sub-lease assumptions and future rental payments on certain previously restructured facilities, reflecting current market conditions and approximately $0.4 million related to further merger-integration costs associated with headcount reductions in Europe and due to downsizing of the Company’s Hillsboro, Oregon facility.

As of January 31, 2011 the accrual for facility leases includes $3.9 million of long term payments to be made for the remainder of the respective lease terms which is included in other long term liabilities on the Company’s consolidated balance sheet. The remainder of the accrual of $1.3 million is included in accrued expenses on the Company’s consolidated balance sheet.

5. COMMITMENTS AND CONTINGENCIES

We are subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect our financial position, results of operations or cash flows.

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

On December 6, 2010, Verigy announced that it had received an unsolicited non-binding proposal from Advantest Corporation (“Advantest”) to acquire all of the outstanding Verigy ordinary shares for $12.15 per share in cash. Subsequently, on December 23, 2010, Verigy announced that it had received a revised non-binding proposal from Advantest to acquire all of the outstanding Verigy ordinary shares for $15.00 per share in cash.

On February 4, 2011, the U.S. Department of Justice and Federal Trade Commission granted early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 with respect to the proposed merger of the Company with Verigy.

In the three months ended January 31, 2011, the Company has incurred approximately $2.8 million of expenses related to this transaction, which has been recorded in selling, general and administrative expenses on the Company’s consolidated statement of operations.

On November 22, 2010, the Company, its directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Carneau v. LTX-Credence Corp., et. al., 110-cv-188153, filed in the Superior Court of the State of California. That action, purportedly brought on behalf of a class of shareholders, alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the Company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive, and other equitable relief, including to enjoin the Company and Verigy from consummating the merger, in addition to fees and costs.

Similar complaints were subsequently filed in Santa Clara Superior Court, including Khan v. LTX-Credence Corp., et.al,, 1-10-cv188773 (filed December 1, 2010) and Snitily v.Tacelli, et.al., No 1-10-cv-188922 (filed December 6, 2010). The Carneau, Khan, and Snitily actions were all consolidated by court order dated February 2, 2011; and on February 4, 2011, defendants filed a motion to stay the California proceedings in favor of litigation pending in Superior Court in the Commonwealth of Massachusetts. The hearing on this motion is set for April 22, 2011. On February 22, 2011, the plaintiffs filed a consolidated complaint re-asserting previous claims and adding a claim alleging that the Form S-4 filed by Verigy on December 23, 2010 fails to disclose material information.

On November 23, 2010, the Company and its directors were named as defendants in a putative class action complaint, captioned Shah v. Tacelli, et. al., No. 10- 4580, filed in the Superior Court of the Commonwealth of Massachusetts. On December 3, 2010, the Company, its directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed in the Superior Court for the Commonwealth of Massachusetts. On December 20, 2010, the Shah and Krieger actions were consolidated. On January 6, 2011, a consolidated complaint was filed. The Consolidated Complaint, purportedly brought on behalf of a class of shareholders, alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the Company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that the Company and non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive, and other equitable relief, including to enjoin the

Company and Verigy from consummating the merger, in addition to fees and costs. Defendants’ responses to the Consolidated Complaint are currently due March 18, 2011, and some discovery has occurred in this consolidated action.

On November 30, 2010, the Company, its directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Keuler v. LTX-Credence Corp., et. al., 1:10-cv-12058, filed in the United States District Court for the District of Massachusetts. That action, purportedly brought on behalf of a class of shareholders, alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger with Verigy, and also seeks declaratory, injunctive, and other equitable relief, including to enjoin the Company and Verigy from consummating the merger. On January 13, 2011, defendants filed a motion to stay this action in favor of the consolidated action pending in Massachusetts Superior Court, and the motion was granted on February 22, 2011.

On December 17, 2010, the Company, its directors, Verigy, Lobster-1 Merger Corporation and Lobster-2 Merger Corporation, were named as defendants in a putative class action complaint, captioned Brookshire v. LTX-Credence Corp., et. al.,CV 10 5773 filed in the United States District Court for the Northern District of California. That action, purportedly brought on behalf of a class of shareholders, also alleges that the Company’s directors breached their fiduciary duties in connection with the proposed merger with Verigy, and also seeks declaratory, injunctive, and other equitable relief, including to enjoin the Company and Verigy from consummating the merger. On January 19, 2011, defendants filed a motion to stay this action in favor of the litigation pending in Massachusetts Superior Court. The hearing on this motion to stay is set for March 30, 2011. On February 18, 2011, the plaintiff filed an amended complaint re-asserting previous claims and adding claims for violation of Section 14(a) and 20(a) of the Securities and Exchange Act of 1934.

The Company believes that the claims asserted in these suits are without merit. Accordingly, the Company has not accrued a liability for any of these actions as of January 31, 2011.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2011 or July 31, 2010.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of January 31, 2011 or July 31, 2010.

The Company has approximately $12.5 million and $12.2 million, respectively, of non-cancelable inventory commitments with outsource suppliers as of January 31, 2011 and July 31, 2010. The Company expects to consume the inventory through normal operating activity over the next six months.

The Company has operating lease commitments for certain facilities and equipment. Minimum lease payments under non-cancelable leases at January 31, 2011, are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount (in thousands)
Remainder of 2011	$2,729
2012	5,048
2013	4,581
2014	4,373
2015	4,243
Thereafter	5,999

Total minimum lease payments	$26,973

6. ACCRUED EXPENSES

Other accrued expenses consisted of the following at January 31, 2011 and July 31, 2010:

	(in thousands)
	January 31, 2011	July 31, 2010
Accrued compensation	$9,505	$10,450
Warranty reserve	2,778	4,398
Accrued vendor liability	2,014	3,398
Accrued restructuring	1,341	1,490
Accrued professional fees	1,026	965
Accrued income and local taxes	995	1,289
Other accrued expenses	7,098	7,100

Total accrued expenses	$24,757	$29,090

Accrued vendor liability represents inventory physically located at the Company’s outsourced suppliers which the Company is obligated to purchase.

7. LONG TERM DEBT

Loan Agreements with Silicon Valley Bank (“SVB”)

On February 25, 2009, the Company entered into a modification of its Loan Agreement with SVB to provide for a two-year secured revolving line of credit (the “First Loan Modification Agreement”) that expired in February 2011. The First Loan Modification Agreement allowed for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of $40.0 million. As of January 31, 2011, the Company had no amounts outstanding under its secured revolving credit facility; however the Company had the ability to borrow up to $40.0 million under this facility until February 2011. As of the date of this filing this secured revolving credit facility has expired.

Convertible Senior Subordinated Notes Due 2011 (“Notes”)

The following table reflects the carrying value of the Company’s Convertible Senior Subordinated Notes due 2011 as of January 31, 2011 and July 31, 2010:

	January 31, 2011	July 31, 2010
	(in thousands)
Convertible Senior Subordinated Notes due 2011	$876	$876
Less: Unamortized debt discount	(19)	(50)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$857	$826

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

On August 1, 2009, the Company adopted ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the Notes were reassessed and the debt component of the Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of ASC 470-20 was not material to any period presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the Notes. For the three and six months ended January 31, 2011, the Company recorded interest expense in its statement of operations of less than $0.1 million for both periods, associated with the amortization of the debt discount. The remaining debt discount as of January 31, 2011 is being amortized over the remaining term of the Notes, which is approximately four months.

Covenants

As of January 31, 2011, the Company was in compliance with all underlying covenants associated with its various debt obligations.

8. FAIR VALUE MEASUREMENTS

The Company determines its fair value measurements for assets and liabilities based upon the provisions of Topic 820, Fair Value Measurements and Disclosures, to FASB ASC.

The Company holds short-term money market investments and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices, when available or through the use of alternative approaches when market quotes are not readily accessible or available.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of January 31, 2011 and as of July 31, 2010:

		Fair Value Measurements at Reporting Date Using (in thousands)
January 31, 2011	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$89,120	$86,118	$3,002	$—
Short-term investments (2)	28,630	5,966	22,664	—
Other assets (Restricted Cash)	188	188	—	—

Total Assets	$117,938	$92,272	$25,666	$—

Current liabilities
Convertible Notes	$857	$—	$857	$—

Total Liabilities	$857	$—	$857	$—

July 31, 2010	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$74,978	$74,978	$—	$—
Short-term investments (2)	17,360	3,426	13,934	—
Other assets (Restricted Cash)	256	256	—	—

Total Assets	$92,594	$78,660	$13,934	$—

Current liabilities
Convertible Notes	$826	$—	$826	$—

Total Liabilities	$826	$—	$826	$—

(1)	Cash and cash equivalents as of January 31, 2011 and July 31, 2010 includes cash held in operating accounts of approximately $6.1 million and $7.8 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs. Cash and cash equivalents as of January 31, 2011 exclude approximately $1.7 million of commercial paper which is held to maturity and not subject to fair value measurements.
(2)	Short term investments as of January 31, 2011 and July 31, 2010 exclude approximately $6.2 million and $1.1 million, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.

The fair value of the Company’s convertible notes was estimated using inputs derived principally from market observable data, including current rates offered to the Company for debt of the same or similar maturities. Within the hierarchy of fair value measurement, these are level 2 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities related to non-recurring transactions requiring valuation disclosures as of January 31, 2011 or as of July 31, 2010.

9. STOCKHOLDERS’ EQUITY

On November 5, 2010, the Company’s Board of Directors adopted, subject to shareholder approval, the 2010 Stock Plan, and subsequently amended it on November 26, 2010 (“2010 Plan”). Under the terms of the 2010 Plan, the Company may issue up to 4,800,000 shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the 2010 Plan. In addition, any unissued shares of the Company’s common stock, and any unused shares of the Company’s common stock as a result of termination, surrender, cancellation or forfeiture of outstanding awards under the Credence 2005 Plan, as amended and restated, and the 2004 Plan, which are referred to together as the Prior Plans, will be available for grant under the 2010 Plan. The 2010 Plan was approved by the Company’s shareholders at the annual meeting on December 7, 2010. All future grants of equity awards will be made out of the 2010 Plan, and no additional grants will be made under the Prior Plans.

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

Upon the effective time of the Restated Articles of Organization, each outstanding share of the Company’s common stock was automatically converted into one-third of a share of common stock. No fractional shares were issued in connection with the reverse stock split. Holders of common stock who would otherwise have received a fractional share of common stock pursuant to the reverse stock split received cash in lieu of the fractional share. The reverse stock split became effective for trading purposes at the opening of the Nasdaq Global Market on October 1, 2010. The effect of the reverse stock split has been retroactively applied to all periods presented.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued an Accounting Standards Update (“ASU”) 2010-17, Milestone Method of Revenue Recognition, to ASC 605, Revenue Recognition. The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The Company adopted this final consensus prospectively in August 2010 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and Level 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective for the Company in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which became effective for the Company in the quarter ended January 31, 2011. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. These amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The amendments become effective for the Company for revenue arrangements entered into or materially modified beginning on August 1, 2010. The Company adopted this guidance in August 2010 and the adoption did not have a material impact on its consolidated financial statements for the three and six months ended January 31, 2011.

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

On December 6, 2010, Verigy announced that it had received an unsolicited non-binding proposal from Advantest Corporation (“Advantest”) to acquire all of the outstanding Verigy ordinary shares for $12.15 per share in cash. Subsequently, on December 23, 2010, Verigy announced that it had received a revised non-binding proposal from Advantest to acquire all of the outstanding Verigy ordinary shares for $15.00 per share in cash.

On February 4, 2011, the U.S. Department of Justice and Federal Trade Commission granted early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 with respect to our proposed merger with Verigy.

In the three months ended January 31, 2011, we have incurred approximately $2.8 million of expenses related to this transaction, which has been recorded in selling, general and administrative expenses in our consolidated statement of operations.

See Note 5 to our consolidated financial statements for information regarding the status of pending shareholder lawsuits associated with this transaction.

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

We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our tester platforms to meet or exceed the cost and technical specifications required for the testing of advanced semiconductor devices. Our current investment in engineering and product development is focused on enhancements to and additions to our product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate our tester platforms from the product offerings of our competitors.

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

After the consummation of the merger of LTX and Credence, we undertook cost reduction measures to fully integrate the companies and to realize a more streamlined business model. As a result of these actions, our combined headcount was reduced from 1,332 to 627 employees and temporary workers. In addition, we continued to maintain other cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs have reduced our costs while preserving our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require.

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

Inventory

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Pursuant to Staff Accounting Bulletin (“SAB”) Topic 5-BB, inventory reserves establish a new cost basis for inventory. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

For the three and six months ended January 31, 2011 we recorded sales of $1.1 million and $1.4 million of previously written off inventory. The $1.1 million and $1.4 million recorded for the three and six months ended January 31, 2011 represents gross cash received from the customer. There were no sales of previously written off inventory for the three and six months ended January 31, 2010.

For the three and six months ended January 31, 2011 and January 31, 2010, we recorded no material provisions for obsolete inventory.

As of January 31, 2011 and July 31, 2010, our inventory of $19.4 million and $21.0 million, respectively, is stated net of inventory reserves of $39.7 million and $45.6 million, respectively, and consists of Fusion, X-Series, ASL, and Diamond products.

Income Taxes

In accordance with Topic 740, Income Taxes (“ASC 740”) to the FASB ASC, we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

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

We adopted Subtopic 740-10, Accounting for Income Taxes, to the FASB ASC (“ASC 740-10”) on August 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. There were no adjustments to our accumulated deficit as a result of the implementation of ASC 740-10.

Valuation of Goodwill

We follow the provisions of Topic 350, Intangibles—Goodwill and Other to the FASB ASC (“ASC 350”), which requires that goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with a definitive useful life are amortized over their estimated useful lives. Assets recorded in these categories are tested for impairment at least annually or when a change in circumstances may result in impairment. We use a discounted cash flow analysis to test goodwill, at least annually or when indicators of impairment exist, which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we compare the fair value of the reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test and determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As further discussed in Note 3 to the consolidated financial statements, we operate in one reporting unit.

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

As discussed in Note 2 to the consolidated financial statements, there were no impairment conditions present during the quarter ending January 31, 2011, and therefore we did not conduct an interim impairment test. During the quarter ending January 31, 2010 we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at that date. We will perform these analyses if indicators of impairment return prior to our annual impairment date.

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

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.2	45.9	38.6	48.6

Gross profit	59.8	54.1	61.4	51.4
Engineering and product development expenses	24.5	25.0	20.2	26.5
Selling, general and administrative expenses	24.2	19.2	20.2	19.9
Amortization of purchased intangible assets	2.8	5.6	2.3	5.9
Restructuring	—	1.7	0.1	1.4

Income (loss) from operations	8.3	2.6	18.6	(2.3)
Other income (expense):
Interest expense	(0.1)	(2.3)	(0.1)	(2.6)
Investment income	0.2	—	0.1	0.1
Other income	0.3	1.2	0.3	1.5
Gain on extinguishment of debt, net	—	0.6	—	1.0

Income (loss) before provision (benefit) for income taxes	8.7	2.1	18.9	(2.3)
Provision (benefit) for income taxes	(0.3)	0.4	(0.1)	0.3

Net income (loss)	9.0%	1.7%	19.0%	(2.6)%

Three and Six Months Ended January 31, 2011 Compared to the Three and Six Months Ended January 31, 2010

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services, net of returns and allowances. Net sales for the three months ended January 31, 2011 increased 9.4% to $52.5 million as compared to $48.0 million in the same quarter of the prior year. Net sales for the six months ended January 31, 2011 increased 42.6% to $128.2 million as compared to $89.9 million for the same six month period of the prior year. The increase in net sales in the three and six months ended January 31, 2011 as compared to the same periods in the prior year is due to improvement in the overall economic environment and higher demand from certain customers as their capital spending levels recovered from historically low amounts in recent years.

Service revenue, included in net sales, accounted for $10.9 million, or 20.7% of net sales, and $11.4 million, or 23.7% of net sales, for the three months ended January 31, 2011 and 2010, respectively, and $21.3 million or 16.6% of net sales, and $24.2 million or 26.9% of net sales for the six months ended January 31, 2011 and 2010, respectively. The decrease in service revenue was primarily the result of a reduction in service contract usage.

Geographically, sales to customers outside of the United States were 84.0% and 66.6% of net sales for the three months ended January 31, 2011 and 2010, respectively, and 84.0% and 61.2% of net sales for the six months ended January 31, 2011 and 2010, respectively. The increase in sales to customers outside the United States was a result of significant increased sales volume to certain customers in the Philippines.

Gross profit margin. The gross profit margin was $31.4 million or 59.8% of net sales in the three months ended January 31, 2011, as compared to $26.0 million or 54.1% of net sales in the same quarter of the prior year. For the six months ended January 31, 2011, the gross profit margin was $78.7 million or 61.4% of net sales as compared to $46.2 million or 51.4% of net sales for the six months ended January 31, 2010. The increase in the gross profit margin for the three and six months ended January 31, 2011 as compared to January 31, 2010 was driven by increased sales of certain legacy products and high margin product sales during these periods. Also contributing to higher gross profit margin was a change in sales mix with less shipments into Taiwan and China, and more sales through direct channels, driving a decrease in distributor commission expense and distributor warranty expense.

Engineering and product development expenses. Engineering and product development expenses were $12.9 million, or 24.5% of net sales, in the three months ended January 31, 2011, as compared to $12.0 million, or 25.0% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2011, engineering and product development expenses were $25.9 million or 20.2% of net sales, compared to $23.8 million or 26.5% of net sales for the six months ended January 31, 2010. The increase in engineering and product development expenses in the three and six months ended January 31, 2011 as compared to the same periods in the prior year is largely due to higher compensation expense from the reinstatement of 8.0% salary reductions that occurred in the quarter ended July 31, 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses were $12.7 million, or 24.2% of net sales, in the three months ended January 31, 2011, as compared to $9.2 million, or 19.3% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2011, selling, general and administrative expenses were $25.9 million or 20.2% of net sales as compared to $17.9 million or 19.9% of net sales for the six months ended January 31, 2010. The increase in selling, general, and administrative expenses for the three and six months ended January 31, 2011 compared to the same periods in the prior year is primarily related to merger $2.8 million of expenses related to the Verigy transaction incurred during the three months ended January 31, 2011 that did not occur in the quarter ended January 31, 2010. The three and six months ended January 31, 2011 also includes higher salary expense due to the reinstatement of 8.0% salary reductions during the quarter ended July 31, 2010, and therefore is not reflected in the three and six months ended January 31, 2010. The three and six months ended January 31, 2011 also includes increased profit sharing expense and sales commissions based on increased revenues and profitability for these periods.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $1.5 million or 2.8% of net sales for the three months ended January 31, 2011 as compared to $2.7 million or 5.6% of net sales for the same quarter of the prior year. For the six months ended January 31, 2011, amortization associated with these assets was $3.0 million or 2.3% of net sales as compared to $5.3 million or 5.9% of net sales for the six months ended January 31, 2010. The underlying intangible assets relate to acquired technology, and customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years based on their expected pattern of use.

Restructuring. There was no restructuring expense recorded during the three months ended January 31, 2011. Restructuring expense as a result of the ongoing restructuring following the Credence merger in August 2008 was $0.1 million or 0.2% of net sales for the six months ended January 31, 2011, as compared to $0.8 million or 1.7% of net sales and $1.2 million or 1.4% of net sales for the three and six months ended January 31, 2010, respectively. The $0.1 million restructuring expense for the three months ended October 31, 2010 was related to changes in sublease assumptions on a previously restructured facility in California. The restructuring expense recorded in the three months ended January 31, 2010 is composed primarily of employee termination related costs associated with the downsizing of our Hillsboro, Oregon office facility and our operations in Europe, and changes in sublease assumptions and future rental payments on certain previously restructured facilities.

Interest expense. Interest expense was less than $0.1 million for the three months ended January 31, 2011 as compared to $1.1 million for the three months ended January 31, 2010. For the six months ended January 31, 2011, interest expense was $0.1 million compared to $2.3 million for the same period in 2010. The decrease on a year to date basis is primarily the result of the reduction in the convertible notes balance due to repurchases in the quarter ended April 30, 2010 and repayment of $1.5 million notes in May 2010, resulting in lower outstanding principal for the comparative periods. Also, the period ended January 31, 2010 included interest due on the Company’s borrowings under the credit revolver, which was not borrowed against in the three and six months ended January 31, 2011.

Investment income. Investment income was $0.1 million and $0.2 million for the three and six months ended January 31, 2011, as compared to less than $0.1 million and $0.1 million for the three and six months ended January 31, 2010. Investment income continues to be minimal, due to interest rates available in the current financial markets.

Gain on extinguishment of debt, net. We did not repurchase any debt in the three or six months ending January 31, 2011. At the time of the completion of the merger, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010. In the first quarter of fiscal 2010, we repurchased approximately $0.6 million of principal amount of the outstanding notes at a discount to their par. The discount to the par value resulted in a net gain on extinguishment of debt of approximately $0.3 million in the six months ended January 31, 2010. We also recognized approximately $0.3 million and $0.6 million in the three and six months ended January 31, 2010, respectively, of previously deferred gains from debt modifications under ASC 470 (EITF 96-19) recorded in prior periods.

Provision for (benefit from) from income taxes. We recorded an income tax benefit of $0.1 million for both the three and six months ended January 31, 2011 as compared to an income tax provision of $0.2 million and $0.3 million, respectively, for the three and six months ended January 31, 2010. The provisions were primarily due to foreign tax on earnings generated in foreign jurisdictions. As of January 31, 2011 and July 31, 2010, the total liability for unrecognized income tax benefits was $8.5 million and $8.6 million, respectively, (of which $4.8 million, if recognized, would impact our income tax rate). We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing tax assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income (loss). Net income was $4.7 million, or $0.10 per basic share and $0.09 per diluted share, in the three months ended January 31, 2011, as compared to net income of $0.8 million, or $0.02 per basic and diluted share, in the same quarter of the prior year. For the six months ended January 31, 2011, our net income was $24.4 million, or $0.49 per basic and diluted share, as compared to a net loss of $2.4 million or $(0.06) per basic and diluted share for the six months ended January 31, 2010.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the six months ending January 31, 2011 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2010	$93.4
Capital expenditures	(3.0)
Other sources of cash, primarily cash from operations	35.2

Cash and cash equivalents and marketable securities at January 31, 2011	$125.6

As of January 31, 2011, we had $125.6 million in cash, cash equivalents and marketable securities and net working capital of $142.6 million, as compared to $93.4 million of cash, cash equivalents and marketable securities and $111.0 million of net working capital at July 31, 2010. The increase in the cash, cash equivalents and marketable securities was due to net income of $24.4 million for the six months ended January 31, 2011 and other sources of cash from operations.

Accounts receivable from trade customers, net of allowances, was $36.5 million at January 31, 2011, as compared to $45.6 million at July 31, 2010. Accounts receivable decreased during the six months ending January 31, 2011 driven by a decrease in revenue of $23.0 million or 30.5% for the quarter ended January 31, 2011 as well as strong collection results. The allowance for doubtful accounts was less than $0.1 million, or 0.2% of gross trade accounts receivable, at January 31, 2011.

Accounts receivable from other sources, principally amounts due from vendors, decreased to $0.4 million at January 31, 2011, from the July 31, 2010 balance of $1.2 million. This decrease is primarily due to the reduction of revenue for test systems sold to contract manufacturers in the six months ending January 31, 2011.

Prepaid expenses and other current assets increased by $1.0 million to $5.6 million at January 31, 2011 as compared to $4.6 million at July 31, 2010 primarily due to the timing of prepaid insurance premiums and maintenance contract renewals, $0.5 million in VAT receivables, and a $0.5 million increase in prepayments for licenses and contracts.

As of January 31, 2011, future cash payments related to severance restructuring actions are less than $0.1 million and are expected to be paid out within 12 months.

Capital expenditures totaled approximately $3.0 million for the six months ended January 31, 2011, as compared to $1.6 million for the six months ended January 31, 2010. Capital expenditures for the six months ended January 31, 2011 and January 31, 2010 were composed primarily of capital related to certain engineering projects and tester spare parts to support a larger installed base of test equipment.

We had $35.7 million in net cash provided by operating activities for the six months ended January 31, 2011, as compared to net cash provided by operating activities of $1.6 million for the six months ended January 31, 2010. The net cash provided by operating activities for the six months ended January 31, 2011 was primarily related to our net income of $24.4 million, non-cash items, principally depreciation and amortization and stock based compensation, of approximately $11.7 million, slightly offset by an increase in working capital of $0.4 million. The net cash provided by operating activities for the six months ended January 31, 2010 was primarily related to non-cash items, principally depreciation and amortization and stock based compensation, of approximately $15.8 million, offset by an increase in working capital of $11.8 million and a net loss of $2.4 million.

We had $19.6 million in net cash used in investing activities for the six months ended January 31, 2011 as compared to net cash provided by investing activities of $7.7 million for the six months ended January 31, 2010. The net cash used in investing activities for the six months ended January 31, 2011 was primarily related to $24.8 million of purchases of available-for-sale securities, $3.0 million of purchases of property and equipment, offset by $8.2 million of proceeds from sales and maturities of available-for-sale securities. The net cash provided by investing activities for the six months ended January 31, 2010 was primarily related to $9.6 million in proceeds from sales and maturities of available-for-sale securities, offset by $1.6 million in purchases of property and equipment and $0.3 million of purchases of available-for-sale securities.

We had $0.5 million in net cash used in financing activities for the six months ended January 31, 2011 as compared to net cash used in financing activities of $12.9 million for the six months ended January 31, 2010. The net cash used in financing activities for the six months ended January 31, 2011 was primarily related to payments of tax withholdings for vested restricted stock units, offset by proceeds from stock option exercises and shares issued from the employee stock purchase plan. The net cash used in financing activities for the six months ended January 31, 2010 was primarily related to payments made on our term loan of $12.2 million as well as payments of convertible senior subordinated notes of $0.3 million.

Loan Agreements with Silicon Valley Bank

On February 25, 2011, our secured revolving credit facility with Silicon Valley Bank for $40.0 million expired. We have no plans to renew this agreement. See Note 7 to the consolidated financial statements for more information.

Convertible Senior Subordinated Notes (“Notes”)

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of January 31, 2011 (in thousands):

January 31, 2011
Convertible Senior Subordinated Notes due 2011	$876
Less: Unamortized debt discount	(19)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$857

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

On August 1, 2009, we adopted ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the Notes were reassessed and the debt component of the Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the Notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of ASC 470-20 was not material to any period presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the Notes. For the three and six months ended January 31, 2011, the Company recorded interest expense in its statement of operations of less than $0.1 million for both periods associated with the amortization of the debt discount. The remaining debt discount of less than $0.1 million as of January 31, 2011 is being amortized over the remaining term of the Notes, which is approximately four months.

As of January 31 2011, we had $125.6 million of cash and cash equivalents and marketable securities less $0.9 million of debt obligations or net cash available of $124.7 million. We believe that our net cash available and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements over the next twelve months.

Covenants

As of January 31, 2011, we were in compliance with all underlying covenants associated with our various debt obligations.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our convertible senior subordinated notes, rental properties, inventory purchase commitments, severance payments and other operating leases.

As of the date of this filing, the secured credit facility with SVB has expired.

The aggregate outstanding amount of our contractual obligations was $40.4 million as of January 31, 2011. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of the date of this filing and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2011	2012–2013	2014–2015	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$26,973	$2,729	$9,629	$8,616	$5,999
Inventory commitments	12,457	12,457	—	—	—
Convertible senior subordinated notes due 2011 (including interest)	883	883	—	—	—
Severance	70	70	—	—	—

Total Contractual Obligations	$40,383	$16,139	$9,629	$8,616	$5,999

Off-Balance Sheet Arrangements

As of January 31, 2011 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 22, 2010, we, our directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Carneau v. LTX-Credence Corp., et. al., 110-cv-188153, filed in the Superior Court of the State of California. That action, purportedly brought on behalf of a class of shareholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the Company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that the non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive, and other equitable relief, including to enjoin us and Verigy from consummating the merger, in addition to fees and costs.

Similar complaints were subsequently filed in Santa Clara Superior Court, including Khan v. LTX-Credence Corp., et.al,, 1-10-cv188773 (filed December 1, 2010) and Snitily v.Tacelli, et.al., No 1-10-cv-188922 (filed December 6, 2010). The Carneau, Khan, and Snitily actions were all consolidated by court order dated February 2, 2011; and on February 4, 2011, defendants filed a motion to stay the California proceedings in favor of litigation pending in Superior Court in the Commonwealth of Massachusetts. The hearing on this motion is set for April 22, 2011. On February 22, 2011, the plaintiffs filed a consolidated complaint re-asserting previous claims and adding a claim alleging that the Form S-4 filed by Verigy on December 23, 2010 fails to disclose material information.

On November 23, 2010, we and our directors were named as defendants in a putative class action complaint, captioned Shah v. Tacelli, et. al., No. 10- 4580, filed in the Superior Court of the Commonwealth of Massachusetts. On December 3, 2010, we, our directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed in the Superior Court for the Commonwealth of Massachusetts. On December 20, 2010, the Shah and Krieger actions were consolidated. On January 6, 2011, a consolidated complaint was filed. The Consolidated Complaint, purportedly brought on behalf of a class of shareholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger by, among other things, failing to maximize shareholder value, obtain the best financial and other terms, sell the Company in a fair process, and act in the best interests of public shareholders, and seeking to benefit themselves improperly. The complaint further alleges that we and non-LTX-Credence defendants aided and abetted the directors’ purported breaches. The plaintiff seeks declaratory, injunctive, and other equitable relief, including to enjoin us and Verigy from consummating the merger, in addition to fees and costs. Defendants’ responses to the Consolidated Complaint are currently due March 18, 2011, and some discovery has occurred in this consolidated action.

On November 30, 2010, we, our directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in a putative class action complaint, captioned Keuler v. LTX-Credence Corp., et. al., 1:10-cv-12058, filed in the United States District Court for the District of Massachusetts. That action, purportedly brought on behalf of a class of shareholders, alleges that our directors breached their fiduciary duties in connection with the proposed merger with Verigy, and also seeks declaratory, injunctive, and other equitable relief, including to enjoin us and Verigy from consummating the merger. On January 13, 2011, defendants filed a motion to stay this action in favor of the consolidated action pending in Massachusetts Superior Court, and the motion was granted on February 22, 2011.

On December 17, 2010, we, our directors, Verigy, Lobster-1 Merger Corporation and Lobster-2 Merger Corporation, were named as defendants in a putative class action complaint, captioned Brookshire v. LTX-Credence Corp., et. al.,CV 10 5773 filed in the United States District Court for the Northern District of California. That action, purportedly brought on behalf of a class of shareholders, also alleges that our directors breached their fiduciary duties in connection with the proposed merger with Verigy, and also seeks declaratory, injunctive, and other equitable relief, including to enjoin us and Verigy from consummating the merger. On January 19, 2011, defendants filed a motion to stay this action in favor of the litigation pending in Massachusetts Superior Court. The hearing on this motion to stay is set for March 30, 2011. On February 18, 2011, the plaintiff filed an amended complaint re-asserting previous claims and adding claims for violation of Section 14(a) and 20(a) of the Securities and Exchange Act of 1934.

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

On November 18, 2010, we announced that we had entered into a Merger Agreement with Verigy Ltd., among other parties, the closing of which is subject to certain conditions. There are a number of risks and uncertainties relating to the proposed merger, including the possibility that the transaction is delayed or not completed as a result of our failure to obtain necessary approval of our shareholders or Verigy’s shareholders, failure to obtain or any delay in obtaining necessary regulatory clearances, our failure to satisfy other closing conditions or the pending proposal from Advantest Corporation to purchase Verigy. As of January 31, 2011, we have incurred approximately $2.8 million of expenses related to this proposed merger. We have incurred significant expenditures related to the merger. Any delay in completing, or failure to complete, the merger could have a negative impact on our business, our stock price, and our relationships with customers or employees. In addition, under certain circumstances, if the transaction is terminated, we may be required to pay a termination fee of $15.0 million.

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

Our stock price is volatile.

In the twelve month period ending on January 31, 2011, our stock price ranged from a low of $4.98 to a high of $11.34. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

LTX-Credence Corporation

Date: March 10, 2011	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Verigy Ltd., Alisier Limited, Lobster-1 Merger Corporation, Lobster-2 Merger Corporation, and LTX-Credence Corporation, dated as of November 17, 2010 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2010)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350