Form 10-Q
period 2011-04-30
LTX-CREDENCE CORP
filed 2011-06-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 2, 2011
Common Stock, $0.05 par value per share	49,527,491 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,278	$74,978
Marketable securities	31,468	18,458
Accounts receivable—trade, net of allowances of $47 and $108, respectively	41,858	45,622
Accounts receivable—other	1,231	1,174
Inventories	21,328	21,039
Prepaid expenses and other current assets	5,618	4,585

Total current assets	217,781	165,856
Property and equipment, net	21,479	26,277
Intangible assets, net	7,807	12,277
Goodwill	43,030	43,030
Other assets (includes $207 and $256, respectively, in restricted cash)	748	771

Total assets	$290,845	$248,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$873	$826
Accounts payable	15,804	16,639
Other accrued expenses	25,895	29,090
Deferred revenues	5,194	8,317

Total current liabilities	47,766	54,872
Other long-term liabilities	15,873	16,587
Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common stock	2,477	2,453
Additional paid-in capital	754,620	752,188
Accumulated other comprehensive income	33	36
Accumulated deficit	(529,924)	(577,925)

Total stockholders’ equity	227,206	176,752

Total liabilities and stockholders’ equity	$290,845	$248,211

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net product sales	$48,435	$45,020	$155,340	$110,671
Net service sales	10,230	11,049	31,520	35,248

Net sales	58,665	56,069	186,860	145,919
Cost of sales	22,203	23,921	71,730	67,603

Gross profit	36,462	32,148	115,130	78,316
Engineering and product development expenses	13,314	12,339	39,188	36,179
Selling, general and administrative expenses	11,755	11,414	37,611	29,295
Amortization of purchased intangible assets	1,490	2,664	4,471	7,992
Restructuring	248	788	363	2,027

Income from operations	9,655	4,943	33,497	2,823
Other income (expense):
Interest expense	(112)	(330)	(257)	(2,657)
Investment income	96	43	255	136
Other income, net	13,687	12	14,076	1,325
Gain on extinguishment of debt, net	—	2,126	—	3,057

Income before provision for (benefit from) income taxes	23,326	6,794	47,571	4,684
Provision for (benefit from) income taxes	(295)	(35)	(430)	236

Net income	$23,621	$6,829	$48,001	$4,448

Net income per share:
Basic	$0.48	$0.15	$0.97	$0.10
Diluted	$0.47	$0.14	$0.96	$0.10
Weighted-average common and common equivalent shares used in computing net income per share:
Basic	49,491	46,536	49,348	43,971
Diluted	50,368	47,496	50,240	44,725
Comprehensive income:
Net income	$23,621	$6,829	$48,001	$4,448
Unrealized loss on marketable securities	(1)	(11)	(3)	(111)

Comprehensive income	$23,620	$6,818	$47,998	$4,337

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended April 30,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,001	$4,448
Add (deduct) non-cash items:
Stock-based compensation	2,851	3,089
Depreciation and amortization	13,434	18,820
Gain on extinguishment of debt, net	—	(3,057)
Restructuring	363	2,027
Other	406	1,544
Changes in operating assets and liabilities:

Accounts receivable	3,584	(14,877)
Inventories	(752)	9,569
Prepaid expenses	(1,030)	5,854
Other assets	(509)	462
Accounts payable	(835)	(3,131)
Accrued expenses	(4,215)	(9,633)
Deferred revenues	(3,123)	3,220

Net cash provided by operating activities	58,175	18,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	22,036	9,820
Purchases of available-for-sale securities	(35,523)	(326)
Purchases of property and equipment	(3,716)	(2,579)

Net cash (used in) provided by investing activities	(17,203)	6,915
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(658)	(1,066)
Proceeds from equity offering, net of commissions and fees	—	47,878

Proceeds from shares issued from employees’ stock purchase plan	320	224
Proceeds from borrowings from revolving line of credit	—	59,988
Repayments of borrowings from revolving line of credit	—	(99,361)
Repayments of term loan	—	(12,200)
Repayments of convertible senior subordinated notes	—	(31,589)

Net cash used in financing activities	(338)	(36,126)
Effect of exchange rate changes on cash and cash equivalents	666	(92)

Net increase (decrease) in cash and cash equivalents	41,300	(10,968)
Cash and cash equivalents at beginning of period	74,978	86,488

Cash and cash equivalents at end of period	$116,278	$75,520

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2010. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2011 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2011.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Accounting Standards Codification, (“FASB ASC”). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month, except for sales, cost of sales and depreciation, which are primarily remeasured at actual rates in effect at the transaction dates. Net realized gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated statements of operations as a component of Other income, net, and were not significant for the three and nine months ended April 30, 2011 and 2010, respectively.

Derivatives

The Company conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of the Company’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated net monetary assets. The Company does not use derivative financial instruments for trading or speculative purposes.

During the three months ended April 30, 2011, the Company entered into a derivative in the form of a foreign currency forward contract to minimize the effect of exchange rate fluctuations associated with the remeasurement of net monetary assets denominated in foreign currencies. This transaction did not qualify for hedge accounting under Topic 815, Derivatives and Hedging to the FASB ASC. The change in fair value of this derivative is recorded directly in the Company’s statement of operations, and is used to offset the change in fair value of the net monetary assets denominated in foreign currencies. The Company recorded $0.3 million of expense in Other income, net for the three and nine months ended April 30, 2011. There was no activity recorded for the same periods in 2010.

The notional amount and market amount of the foreign currency forward contract was $4.6 million and $4.9 million, respectively, at April 30, 2011. The following table summarizes the fair value of derivative instruments as of April 30, 2011 and July 31, 2010:

Derivatives not designated as hedging instruments:	Balance Sheet Location	April 30, 2011	July 31, 2010
		(in thousands)
Foreign exchange contract	Other accrued expenses	$306	$—

Revenue Recognition

The Company recognizes revenue based on guidance provided in Topic 605, Revenue Recognition, to the FASB ASC (“ASC 605”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

Revenue related to equipment sales is recognized when: (a) the Company has a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectability is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, and (5) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The arrangement consideration, or the amount of revenue to be recognized on each separate unit of accounting, is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price based on the provisions of ASU 2009-13.

Revenue related to spare parts is recognized on shipment.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

In August 2010, the Company adopted the provisions of ASU 2009-13, which is an update to ASC 605. The update establishes a selling price hierarchy for determining the vendor specific objective evidence of selling price or, if that’s not available, the estimated selling price of a deliverable under a revenue arrangement and is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2010. Adoption of the update did not have a material impact on the Company’s financial statements for the nine months ended April 30, 2011.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the Topic 985, Software, to the FASB ASC, relating to certain software development costs, were insignificant for the three and nine months ended April 30, 2011 and 2010, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and nine months ended April 30, 2011 and 2010, respectively.

Income Taxes

The provision for or benefit from income taxes relates principally to operating results in foreign entities in jurisdictions primarily in Asia and Europe. The Company recorded an income tax benefit of $0.3 million and $0.4 million, respectively, for the three and nine months ended April 30, 2011, primarily due to the receipt of an income tax refund in the United States. For the three and nine months ended April 30, 2010, the Company recorded an income tax provision (benefit) of less than ($0.1) million and $0.2 million, respectively, primarily due to foreign tax on earnings in foreign jurisdictions.

As of April 30, 2011 and July 31, 2010, the total liability for unrecognized income tax benefits was $8.5 million and $8.6 million, respectively, (of which $4.8 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of April 30, 2011 and July 31, 2010, the Company had accrued approximately $1.3 million and $1.1 million, respectively, for potential payment of accrued interest and penalties.

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

As a result of the merger with Credence on August 29, 2008, a greater than 50% cumulative ownership change in both entities has triggered a significant limitation on net operating loss carryforward utilization. The Company’s ability to use operating and acquired net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses able to be used to approximately $202.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

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

The Company recognizes stock-based compensation on its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation, to the FASB ASC (“ASC 718”). Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. The Company recorded stock-based compensation expense of approximately $0.9 million and $2.9 million for the three and nine months ended April 30, 2011, respectively, and $1.1 million and $3.1 million, respectively, for the three and nine months ended April 30, 2010, in connection with its share-based payments.

There were no grants of equity awards made during the quarters ended April 30, 2011 and January 31, 2011.

The Company granted 692,700 restricted stock unit service-based awards during the quarter ended October 31, 2010, all of which have four-year vesting terms.

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

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC, for the nine months ended April 30, 2011 and 2010:

	Nine Months Ended April 30,
Product Warranty Activity	2011	2010
	(in thousands)
Balance at beginning of period	$4,398	$3,496
Warranty expenditures for current period	(6,441)	(3,664)
Changes in liability related to pre-existing warranties	(257)	(762)
Provision for warranty costs in the period	5,145	5,271

Balance at end of period	$2,845	$4,341

Comprehensive income

Comprehensive income is composed of two components: net income and other comprehensive income. Other comprehensive income consists of unrealized gains and losses on the Company’s marketable securities.

Net income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options, restricted stock units, and convertible debt and is computed by dividing net income by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income	$23,621	$6,829	$48,001	$4,448
Basic EPS:
Weighted average shares outstanding	49,491	46,536	49,348	43,971
Basic EPS	$0.48	$0.15	$0.97	$0.10
Diluted EPS:
Weighted average shares outstanding	49,491	46,536	49,348	43,971
Plus: impact of stock options and unvested restricted stock units	877	960	892	754

Weighted average common and common equivalent shares outstanding	50,368	47,496	50,240	44,725
Diluted EPS	$0.47	$0.14	$0.96	$0.10

For the three and nine months ended April 30, 2011 stock options to purchase approximately 1.5 million shares of common stock were not included in the calculation of diluted net income per share because their inclusion would have been anti-dilutive. For the three and nine months ended April 30, 2010 stock options to purchase approximately 2.1 million and 2.2 million shares, respectively, of common stock were also excluded from the calculation of diluted net income per share. These options could be dilutive in the future. In accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC, the calculation of diluted net income per share for the three and nine months ended April 30, 2011 and April 30, 2010 excludes the impact of conversion features of the Company’s Convertible Senior Subordinated Notes due 2010 and 2011 as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash, money market accounts and reverse repurchase agreements. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with Topic 320, Investments – Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper that it considers to be held to maturity based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent, if necessary, to liquidate any security that the Company holds to fund operations over the next twelve months and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep reverse repurchase agreement program with its bank for certain accounts to allow the Company to enter into secured overnight investments which generally provides a higher investment yield than a regular operating account. The bank provides the Company U.S. treasury securities as collateral for the loan. The maturity of the reverse repurchase agreement is one day, at which point the securities are sold and the proceeds are returned to the Company, plus any accrued interest. The average daily balance of the reverse repurchase agreement for the quarter ended April 30, 2011 was $1.0 million.

Gross unrealized gains and losses for the three and nine months ended April 30, 2011 and 2010 were not significant. Realized profits, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no impairment losses recorded in the three or nine months ended April 30, 2011 or 2010.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and includes materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2011	July 31, 2010
	(in thousands)
Purchased components and parts	$10,723	$10,232
Units-in-progress	2,834	4,084
Finished units	7,771	6,723

Total inventories	$21,328	$21,039

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2011 and July 31, 2010, inventory is stated net of inventory reserves of $42.3 million and $45.6 million, respectively. There were no material inventory provisions required in the three and nine months ended April 30, 2011 or April 30, 2010. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had sales of $8.3 million and $13.2 million of previously reserved inventory for the three and nine months ended April 30, 2011, which represents the gross cash received from the customer. The Company released reserves of $2.0 million and $3.4 million in the three and nine months ended April 30, 2011, related to these sales. The Company had sales of $1.0 million and $1.0 million of previously reserved inventory for the three and nine months ended April 30, 2010. The Company released reserves of $0.4 million and $0.4 million in the three and nine months ended April 30, 2010, related to these sales.

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

	April 30, 2011	July 31, 2010	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$58,407	$64,964	5 or 7
Machinery, equipment and internally manufactured systems	45,317	37,442	3-7
Office furniture and equipment	6,254	5,370	3-7
Purchased software	1,043	1,039	3
Land	2,524	2,524	—
Leasehold improvements	6,187	6,418	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	119,732	117,757
Less: accumulated depreciation and amortization	(98,253)	(91,480)

Property and equipment, net	$21,479	$26,277

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. As of April 30, 2011 there were no indicators that required the Company to conduct a recoverability test at that date.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The Company uses a discounted cash flow analysis to test goodwill which requires that certain assumptions and estimates be made regarding industry economic factors and future profitability of the acquired business to assess the need for an impairment charge. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of April 30, 2011 the Company’s implied fair value exceeds the Company’s carrying value of its net assets and therefore no impairment exists as of that date.

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

The Company’s Goodwill consists of the following:

Goodwill	April 30, 2011	July 31, 2010
	(in thousands)
Credence (August 29, 2008)	$28,662	$28,662
Step Tech (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

There was no change in the goodwill balance for the three or nine months ended April 30, 2011 or 2010.

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of April 30, 2011
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,251	249
Developed technology—ASL	6.0	16,000	12,151	3,849
Developed technology—Diamond	9.0	9,400	7,116	2,284
Maintenance agreements	7.0	1,900	475	1,425

Total intangible assets		$38,900	$31,093	$7,807

		As of July 31, 2010
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	7,502	998
Developed technology—ASL	6.0	16,000	9,773	6,227
Developed technology—Diamond	9.0	9,400	5,977	3,423
Maintenance agreements	7.0	1,900	271	1,629

Total intangible assets		$38,900	$26,623	$12,277

Intangible assets are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 3.1 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2011	$1,490
2012	3,163
2013	1,583
2014	769
2015	396
Thereafter	406

Total	$7,807

3. SEGMENT REPORTING

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC, the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three and nine months ended April 30, 2011 and 2010, along with the long-lived assets at April 30, 2011 and July 31, 2010, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Net sales:
United States	$7,439	$11,264	$27,913	$46,132
Taiwan	13,396	16,139	42,768	37,030
Singapore	8,389	8,371	18,321	19,854
Philippines	11,309	3,902	50,708	6,432
China/Hong Kong	6,018	285	10,863	1,161
All other countries	12,114	16,108	36,287	35,310

Total Net Sales	$58,665	$56,069	$186,860	$145,919

Long-lived assets consist of property and equipment:

	April 30, 2011	July 31, 2010
	(in thousands)
Long-lived assets:
United States	$19,414	$24,443
Singapore	673	79
Philippines	416	793
All other countries	976	962

Total long-lived assets	$21,479	$26,277

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

During the quarter ended April 30, 2011, the Company recorded a charge of approximately $0.2 million, which included the impact of extending sublease assumptions on a previously restructured facility, offset by a benefit from reduced common area maintenance charges and sublease income from a tenant that started in April 2011. Also offsetting the charge was a release of severance reserves based on current estimated exposures.

During the quarter ended October 31, 2010, the Company extended the sublease assumptions for one of its previously restructured facilities which increased the accrued restructuring liability by $0.1 million. The accrued restructuring liability decreased by an additional $1.2 million during the nine months ended April 30, 2011 to $5.2 million related primarily to rent payments on restructured facilities.

As of April 30, 2011 the accrual for facility leases includes $3.7 million of long term payments to be made for the remainder of the respective lease terms which is included in other long term liabilities on the Company’s consolidated balance sheet. The remainder of the accrual of $1.5 million is included in accrued expenses on the Company’s consolidated balance sheet.

The following table sets forth the Company’s restructuring accrual activity for the nine months ended April 30, 2011 and April 30, 2010 (in thousands):

Restructuring Activity	Severance Costs	Facility Leases	Total
Balance July 31, 2010	$84	$5,810	$5,894
Addition to (reduction of) expense	(24)	387	363
Accretion and elimination of unfavorable lease liability	—	100	100
Cash paid	(16)	(1,188)	(1,204)

Balance April 30, 2011	$44	$5,109	$5,153

	Severance Costs	Facility Leases	Total
Balance July 31, 2009	$2,820	$5,565	$8,385
Addition to expense	438	1,589	2,027
Accretion and elimination of unfavorable lease liability	—	292	292
Cash paid	(2,482)	(1,221)	(3,703)

Balance April 30, 2010	$776	$6,225	$7,001

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the Company’s financial position, results of operations or cash flows.

As the Company previously disclosed, on November 17, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verigy Ltd., a corporation organized under the laws of Singapore (“Verigy”), Alisier Limited, a corporation organized under the laws of Singapore (“Holdco”), Lobster-1 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Verigy (“Merger Sub-1”), and Lobster-2 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Holdco (“Merger Sub-2”).

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

On March 25, 2011, LTX-Credence notified Verigy of the termination of the Merger Agreement, effective immediately, due to the occurrence of a Triggering Event (as defined in the Merger Agreement) with respect to Verigy. In connection with the termination, Verigy paid LTX-Credence the $15,000,000 Verigy Termination Fee contemplated by the Merger Agreement on March 25, 2011. The Company recorded this receipt as a component of Other income, net in its consolidated statement of operations.

In the three and nine months ended April 30, 2011, the Company has incurred approximately $1.9 million and $4.7 million of expenses related to this transaction, of which $0.6 million and $3.4 million has been recorded in selling, general and administrative expenses on the Company’s consolidated statement of operations. The remaining $1.3 million was related to a break-up fee and was recorded as other income (expense).

As previously disclosed by the Company, the Company, its directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in the following putative class action complaints:

•	Carneau v. LTX-Credence Corp., et. al., 110-cv-188153, filed on November 22, 2010 in the Superior Court of the State of California.

•	Khan v. LTX-Credence Corp., et.al,, 1-10-cv188773 filed December 1, 2010 in Santa Clara Superior Court.

•	Snitily v.Tacelli, et.al., No 1-10-cv-188922 filed on December 6, 2010 in Santa Clara Superior Court.

•	Shah v. Tacelli, et. al., No. 10- 4580, filed on November 23, 2010 in the Superior Court of the Commonwealth of Massachusetts.

•	Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed on December 3, 2010 in the Superior Court for the Commonwealth of Massachusetts.

•	Keuler v. LTX-Credence Corp., et. al., 1:10-cv-12058, filed on November 30, 2010 in the United States District Court for the District of Massachusetts.

•	Brookshire v. LTX-Credence Corp., et. al.,CV 10 5773 filed on December 17, 2010 in the United States District Court for the Northern District of California.

As of April 30, 2011 all of these actions have been dismissed.

On April 19, 2011, the Company received a demand letter pursuant to Mass. Gen. Laws ch. 156D, § 7.42 sent on behalf of Joel Krieger, a purported LTX-Credence shareholder, whose putative class action complaint, Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed on December 3, 2010 in the Superior Court for the Commonwealth of Massachusetts, was recently dismissed. The letter demands the Company commence legal proceedings against the Company’s directors and senior officers for breaches of their fiduciary duties, gross negligence and mismanagement, waste of corporate assets, and abuse of control, all arising out of the Company’s pursuit of a merger transaction with Verigy. Independent members of the Board of Directors are in the process of conducting an inquiry into the letter and matters raised therein.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2011 or July 31, 2010.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of April 30, 2011 or July 31, 2010.

The Company has approximately $10.9 million and $12.2 million, respectively, of non-cancelable inventory commitments with outsource suppliers as of April 30, 2011 and July 31, 2010. The Company expects to consume the inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment. Minimum lease payments under non-cancelable leases at April 30, 2011, are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2011	$1,387
2012	5,949
2013	5,218
2014	4,710
2015	4,248
Thereafter	6,006

Total minimum lease payments	$27,518

6. ACCRUED EXPENSES

Other accrued expenses consisted of the following at April 30, 2011 and July 31, 2010:

	April 30, 2011	July 31, 2010
	(in thousands)
Accrued compensation	$11,185	$10,450
Warranty reserve	2,845	4,398
Accrued vendor liability	2,251	3,398
Accrued restructuring	1,488	1,490
Accrued income and local taxes	1,050	1,289
Accrued professional fees	876	965
Other accrued expenses	6,200	7,100

Total accrued expenses	$25,895	$29,090

Accrued vendor liability represents inventory physically located at the Company’s outsourced suppliers which the Company is obligated to purchase.

7. LONG TERM DEBT

Loan Agreements with Silicon Valley Bank (“SVB”)

On February 25, 2009, the Company entered into a modification of its Loan Agreement with SVB to provide for a two-year secured revolving line of credit (the “First Loan Modification Agreement”) that expired in February 2011. The First Loan Modification Agreement allowed for cash borrowings, letters of credit and cash management facilities under a secured revolving credit facility of $40.0 million. The Company has not renewed the secured revolving line of credit.

Convertible Senior Subordinated Notes Due 2011 (“Notes”)

The following table reflects the carrying value of the Company’s Convertible Senior Subordinated Notes due May 2011 as of April 30, 2011 and July 31, 2010:

	April 30, 2011	July 31, 2010
	(in thousands)
Convertible Senior Subordinated Notes due 2011	$876	$876
Less: Unamortized debt discount	(3)	(50)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$873	$826

The Notes are unsecured senior subordinated indebtedness of the Company and bear interest at the rate of 3.5% per annum. Interest is payable on the notes by the Company on May 15 and November 15 of each year through maturity on May 15, 2011. At maturity, the Company repaid the outstanding principal of the Notes, together with accrued and unpaid interest thereon, and a maturity premium equal to 7.5% of such principal. The Notes are convertible, subject to the satisfaction of certain conditions or the occurrence of certain events as provided in the Indenture, into shares of the Company’s common stock at a conversion price per share of the Company’s common stock of $40.38 (subject to adjustment in certain events). The Notes contain provisions known as net share settlement which, upon conversion of the notes, require the Company to pay holders in cash for up to the principal amount of the converted notes and to settle any amounts in excess of the cash amount in shares of the Company’s common stock.

On August 1, 2009, the Company adopted ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the Notes were reassessed and the debt component of the Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of ASC 470-20 was not material to any period presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the Notes. For the three and nine months ended April 30, 2011, the Company recorded interest expense in its statement of operations of less than $0.1 million and $0.3 million, associated with the amortization of the debt discount. The remaining debt discount as of April 30, 2011 is being amortized over the remaining term of the Notes, which is approximately fifteen days.

Covenants

As of April 30, 2011, the Company no longer has any debt obligations subject to covenants. As of May 15, 2011, the Company had repaid the entire outstanding principal amount of the Notes and was not subject to any debt obligations.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of April 30, 2011 and as of July 31, 2010:

		Fair Value Measurements at Reporting Date Using (in thousands)
April 30, 2011	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$115,278	$114,277	$1,001	$—
Marketable securities (2)	26,570	5,959	20,611	—
Other assets (Restricted cash)	207	207	—	—

Total Assets	$142,055	$120,443	$21,612	$—

Convertible notes	$873	$—	$873	$—
Other accrued expenses (Foreign exchange contract (3)	$306	$—	$306	$—

Total Liabilities	$1,179	$—	$1,179	$—

July 31, 2010	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$74,978	$74,978	$—	$—
Marketable securities (2)	17,360	3,426	13,934	—
Other assets (Restricted cash)	256	256	—	—

Total assets	$92,594	$78,660	$13,934	$—

Convertible notes	$826	$—	$826	$—

Total Liabilities	$826	$—	$826	$—

(1)	Cash and cash equivalents as of April 30, 2011 and July 31, 2010 includes cash held in operating accounts of approximately $9.1 million and $7.8 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs. Cash and cash equivalents as of April 30, 2011 exclude approximately $1.0 million of commercial paper which is held to maturity and not subject to fair value measurements.
(2)	Marketable securities as of April 30, 2011 and July 31, 2010 exclude approximately $4.9 million and $1.1 million, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.
(3)	Other accrued expenses as of April 30, 2011 includes a derivative not designated as a hedging arrangement related to a foreign exchange contract of approximately $0.3 million.

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

There were no assets or liabilities related to non-recurring transactions requiring valuation disclosures as of April 30, 2011 or as of July 31, 2010.

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

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force. It amends ASC 985-605 such that tangible products, containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This update became effective for the Company for revenue arrangements entered into or materially modified on or after August 1, 2010. The adoption of this update did not have an impact on the Company’s consolidated financial statements the Company has concluded that its software and nonsoftware components of the tangible product function together to deliver the tangible product’s essential functionality. Therefore, the software is essential to the functionality of the Company’s testers and because of this the Company falls under the exception and is not subject to ASU 985-605.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. These amendments establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The amendments become effective for the Company for revenue arrangements entered into or materially modified beginning on August 1, 2010. The Company adopted this guidance in August 2010 and the adoption did not have a material impact on its consolidated financial statements for the three and nine months ended April 30, 2011.

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

As previously disclosed, on November 17, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verigy Ltd., a corporation organized under the laws of Singapore (“Verigy”), Alisier Limited, a corporation organized under the laws of Singapore (“Holdco”), Lobster-1 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Verigy (“Merger Sub-1”), and Lobster-2 Merger Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Holdco (“Merger Sub-2”).

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

On March 25, 2011, we notified Verigy of the termination of the Merger Agreement, effective immediately, due to the occurrence of a Triggering Event (as defined in the Merger Agreement) with respect to Verigy. In connection with the termination, Verigy paid us the $15,000,000 Verigy Termination Fee contemplated by the Merger Agreement on March 25, 2011.

In the three and nine months ended April 30, 2011, we have incurred approximately $1.9 million and $4.7 million of expenses related to this transaction, of which $0.6 million and $3.4 million, respectively have been recorded in selling, general and administrative expenses on our consolidated statement of operations. The remaining $1.3 million was related to a break-up fee and was recorded as other income (expense).

See Note 5 to our consolidated financial statements for information regarding the status of pending shareholder lawsuits associated with this transaction.

On April 19, 2011, we received a demand letter pursuant to Mass. Gen. Laws ch. 156D, § 7.42 sent on behalf of Joel Krieger, a purported LTX-Credence shareholder, whose putative class action complaint, Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed on December 3, 2010 in the Superior Court for the Commonwealth of Massachusetts, was recently dismissed. The letter demands that we commence legal proceedings against the Company’s directors and senior officers for breaches of their fiduciary duties, gross negligence and mismanagement, waste of corporate assets, and abuse of control, all arising out of our pursuit of a merger transaction with Verigy. Independent members of the Board of Directors are in the process of conducting an inquiry into the letter and matters raised therein.

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

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our tester platforms during industry slowdowns. For the nine months ended April 30, 2011 engineering and product development expense was $39.2 million or 21.0% of net sales as compared to $36.2 million or 24.8% of net sales for the nine months ended April 30, 2010.

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

In addition, over the past several years, we have transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. We believe that transforming product manufacturing costs into variable costs will in the future allow us to improve our financial performance during cyclical downturns while preserving our historic gross margins during cyclical upturns.

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

Revenue Recognition

Our revenue recognition policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance (if required) has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

For the three and nine months ended April 30, 2011 we recorded sales of $8.3 million and $13.2 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $2.0 million and $3.4 million in the three and nine months ended April 30, 2011, related to these sales. For the three and nine months ended April 30, 2010 we recorded sales of $1.0 million and $1.0 million of previously reserved inventory. We released reserves of $0.4 million and $0.4 million in the three and nine months ended April 30, 2010, related to these sales. For the three and nine months ended April 30, 2011 and April 30, 2010, we recorded no material provisions for obsolete inventory.

As of April 30, 2011 and July 31, 2010, our inventory of $21.3 million and $21.0 million, respectively, is stated net of inventory reserves of $42.3 million and $45.6 million, respectively, and primarily consists of Fusion, X-Series, ASL, and Diamond products.

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

As discussed in Note 2 to the consolidated financial statements, there were no impairment conditions present during the quarter ending April 30, 2011, and therefore we did not conduct an interim impairment test. During the quarter ending July 31, 2010, we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at that date. We will perform these analyses if indicators of impairment return prior to our annual impairment date.

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

Results of Operations

The following tables set forth for the periods indicated the principal items included in the Consolidated Statement of Operations in dollars and as percentages of net sales.

	Condensed Consolidated Statement of Operations (in thousands)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net sales	$58,665	$56,069	$186,860	$145,919
Cost of sales	22,203	23,921	71,730	67,603

Gross profit	36,462	32,148	115,130	78,316
Engineering and product development expenses	13,314	12,339	39,188	36,179
Selling, general and administrative expenses	11,755	11,414	37,611	29,295
Amortization of purchased intangible assets	1,490	2,664	4,471	7,992
Restructuring	248	788	363	2,027

Income from operations	9,655	4,943	33,497	2,823
Other income (expense):
Interest expense	(112)	(330)	(257)	(2,657)
Investment income	96	43	255	136
Other income	13,687	12	14,076	1,325
Gain on extinguishment of debt, net	—	2,126	—	3,057

Income before provision for (benefit from) income taxes	23,326	6,794	47,571	4,684
Provision for (benefit from) income taxes	(295)	(35)	(430)	236

Net income	$23,621	$6,829	$48,001	$4,448

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.8	42.7	38.4	46.3

Gross profit	62.2	57.3	61.6	53.7
Engineering and product development expenses	22.7	22.0	21.0	24.8
Selling, general and administrative expenses	20.0	20.4	20.1	20.1
Amortization of purchased intangible assets	2.5	4.7	2.4	5.5
Restructuring	0.4	1.4	0.2	1.4

Income from operations	16.6	8.8	17.9	1.9
Other income (expense):
Interest expense	(0.2)	(0.6)	(0.1)	(1.8)
Investment income	0.2	0.1	0.1	0.1
Other income	23.3	—	7.5	0.9
Gain on extinguishment of debt, net	—	3.8	—	2.1

Income before provision for (benefit from) income taxes	39.9	12.1	25.4	3.2
Provision for (benefit from) income taxes	(0.5)	(0.1)	(0.2)	0.2

Net income	40.4%	12.2%	25.6%	3.0%

Three and Nine Months Ended April 30, 2011 Compared to the Three and Nine Months Ended April 30, 2010

Net sales. Net sales consist of revenue from sales of semiconductor test equipment, system support and maintenance services, net of returns and allowances. Net sales for the three months ended April 30, 2011 increased 4.6% to $58.7 million as compared to $56.1 million in the same quarter of the prior year. Net sales for the nine months ended April 30, 2011 increased 28.1% to $186.9 million as compared to $145.9 million for the same nine month period of the prior year. The increase in net sales in the three and nine months ended April 30, 2011 as compared to the same periods in the prior year was due to improvement in the overall economic environment and higher demand from certain customers.

Service revenue, included in net sales, accounted for $10.2 million, or 17.4% of net sales, and $11.0 million, or 19.7% of net sales, for the three months ended April 30, 2011 and 2010, respectively, and $31.5 million or 16.9% of net sales, and $35.2 million or 24.2% of net sales for the nine months ended April 30, 2011 and 2010, respectively. The decrease in service revenue is primarily a result of a increased reliability and lower cost product sales which reduce the demand for service.

Geographically, sales to customers outside of the United States were 87.3% and 79.9% of net sales for the three months ended April 30, 2011 and 2010, respectively, and 85.1% and 68.4% of net sales for the nine months ended April 30, 2011 and 2010, respectively. The increase in sales to customers outside the United States was a result of increased demand primarily in Taiwan and China.

Gross profit. Gross profit was $36.5 million or 62.2% of net sales in the three months ended April 30, 2011, as compared to $32.1 million or 57.3% of net sales in the same quarter of the prior year. For the nine months ended April 30, 2011, gross profit was $115.1 million or 61.6% of net sales as compared to $78.3 million or 53.7% of net sales for the nine months ended April 30, 2010. The increase in gross profit for the three months ended April 30, 2011 as compared to April 30, 2010 was driven by the increase in total revenue of approximately 4.6% as well as a reduction in costs of goods sold of 7.0%. Additionally, during the quarter ending April 30, 2011 we had sales of certain legacy products, and of refurbished test systems, that had higher than typical margins, due to the usage of fully reserved inventory, and therefore had reduced cost of goods sold.

Engineering and product development expenses. Engineering and product development expenses were $13.3 million, or 22.7% of net sales, in the three months ended April 30, 2011, as compared to $12.3 million, or 22.0% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2011, engineering and product development expenses were $39.2 million or 21.0% of net sales, compared to $36.2 million or 24.8% of net sales for the nine months ended April 30, 2010. The increase in engineering and product development expenses for the three and nine months ended April 30, 2011 as compared to the three and nine months ended April 30, 2010 was principally a result of higher compensation expense from the reversal of salary reductions that occurred in the quarter ending July 31, 2010.

Selling, general and administrative expenses. Selling, general and administrative expenses were $11.8 million, or 20.0% of net sales, in the three months ended April 30, 2011, as compared to $11.4 million, or 20.4% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2011, selling, general and administrative expenses were $37.6 million or 20.1% of net sales as compared to $29.3 million or 20.1% of net sales for the nine months ended April 30, 2010. The increase for the nine months ended April 30, 2011 was principally a result of higher compensation expense from the reversal of salary reductions that occurred in the quarter ending July 31, 2010, and also increased profit sharing expense and sales commissions based on increased revenues and profitability for this period as compared to the same period in the prior year.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $1.5 million or 2.5% of net sales for the three months ended April 30, 2011 as compared to $2.7 million or 4.7% of net sales for the same quarter of the prior year. For the nine months ended April 30, 2011, amortization associated with these assets was $4.5 million or 2.4% of net sales as compared to $8.0 million or 5.5% of net sales for the nine months ended April 30, 2010. The underlying intangible assets relate to acquired technology, and customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years based on their expected pattern of use.

Restructuring. Restructuring expense was $0.2 million or 0.4% of net sales and $0.4 million or 0.2% of net sales for the three and nine months ended April 30, 2011, respectively as compared to $0.8 million or 1.4% of net sales and $2.0 million or 1.4% of net sales for the same periods in the prior year. The restructuring expense of $0.2 million recorded in the three months ended April 30, 2011 is a result of extending out sublease assumptions for a previously restructured facility, offset by a reduction in common area maintenance charges and changes in sublease income for a previously restructured facility, and a release of severance accruals that were no longer needed. The restructuring expense of $0.8 million recorded in the three months ended April 30, 2010 was a result of additional vacated space in a previously restructured facility. The expense incurred in the first nine months of fiscal 2010 related to a change in sublease assumptions based on market conditions and future estimated cash flows related to certain of our office locations, which were restructured during the second quarter of fiscal 2009, and employee termination-related costs associated with Europe and the downsizing of our Hillsboro office facility.

Interest expense. Interest expense was $0.1 million for the three months ended April 30, 2011 as compared to $0.3 million for the three months ended April 30, 2010. For the nine months ended April 30, 2011, interest expense was $0.3 million compared to $2.7 million for the same period in 2010. Interest expense includes the recognition of the 3.5% interest due semi-annually on the outstanding convertible notes, as well as the ratable recognition of the premium due at maturity on the convertible notes due in May 2011, and interest incurred on borrowings from the secured revolving facility, which expired in February 2011. The decrease from the nine months ended April 30, 2010 to April 30, 2011 was due to a reduction in the convertible notes balance due to repurchases in April 30, 2010 and repayment of $1.5 million notes due May 2010, resulting in lower outstanding principal for the comparative periods. Also, the three months ended April 30, 2010 includes interest due to our borrowings under the credit revolver, which was not borrowed against during fiscal year 2011 and which expired in February 2011.

Investment income. Investment income was less than $0.1 million for the three months ended April 30, 2011 and 2010, respectively. For the nine months ended April 30, 2011, investment income was $0.3 million, compared to $0.1 million for the same period in 2010. This is a function for the overall investment market and the generally low interest rates available.

Other income, net. Other income was $13.7 million for the three months ended April 30, 2011 as compared to other income of less than $0.1 million for the three months ended April 30, 2010. For the nine months ended April 30, 2011, other income was $14.1 million as compared to $1.3 million for the same period in fiscal 2010. Other income for the three months ended April 30, 2011 is primarily related to the receipt of the $15.0 million merger related break-up fee, partially offset by $1.3 million paid as part of our contractual obligation to our third party advisor.

Gain on extinguishment of debt, net. There were no debt repurchases made during the three and nine months ended April 30, 2011. At the time of the completion of the merger with Credence Systems Corporation, Credence had outstanding $122.5 million aggregate principal amount of 3.5% Convertible Senior Subordinated Notes due 2010 (“Notes”). In the three months ended April 30, 2010, we repurchased $32.4 million of principal amount of the outstanding notes at a discount to their par. The discount to the par resulted in a net gain on extinguishment of debt of approximately $0.6 million in the three months ended April 30, 2010. The results for the nine months ended April 30, 2010 also include the impact of repurchases made in the first quarter of fiscal 2010 that resulted in a net gain on extinguishment of approximately $0.3 million. We also recognized approximately $1.5 million and $2.1 million in the three and nine months ended April 30, 2010, respectively, of previously deferred gains from debt modifications under ASC 470 (EITF 96-19) recorded in prior periods.

Provision for (benefit from) income taxes. We recorded an income tax benefit of $0.3 million and $0.4 million, respectively, for the three and nine months ended April 30, 2011 as compared to an income tax provision (benefit) of less than ($0.1) million and a provision of $0.2 million, respectively, for the three and nine months ended April 30, 2010. The provisions were primarily due to income tax refunds received and foreign tax on earnings generated in foreign jurisdictions. As of April 30, 2011 and July 31, 2010, the total liability for unrecognized income tax benefits was $8.5 million and $8.6 million, respectively, (of which $4.8 million, if recognized, would impact our income tax rate). We recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing tax assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income. Net income was $23.6 million, or $0.48 per basic and $0.47 per diluted share, in the three months ended April 30, 2011, as compared to $6.8 million, or $0.15 per basic and $0.14 per diluted share, in the same quarter of the prior year. Included in the net income of $23.6 million for the three months ended April 30, 2011 is $13.7 million or $0.27 per share of net proceeds from the Verigy break-up fee. For the nine months ended April 30, 2011, our net income was $48.0 million or $0.97 per basic share and $0.96 diluted, as compared to $4.4 million or $0.10 per basic and diluted share for the nine months ended April 30, 2010.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the nine months ending April 30, 2011 (in millions):

Nine Months Ended April 30, 2011

(in millions)
Cash, cash equivalents and marketable securities at July 31, 2010	$93.4
Merger related break-up fee, net of expenses	10.3
Capital expenditures	(3.7)
Other sources of cash, primarily cash from operations	47.7

Cash and cash equivalents and marketable securities at April 30, 2011	$147.7

As of April 30, 2011, we had $147.7 million in cash, cash equivalents and marketable securities and net working capital of $170.0 million, as compared to $93.4 million of cash, cash equivalents and marketable securities and $111.0 million of net working capital at July 31, 2010. The increase in the cash, cash equivalents and marketable securities was primarily due to net income of $48.0 million for the nine months ended April 30, 2011 and other sources of cash from operations.

Accounts receivable from trade customers, net of allowances, was $41.9 million at April 30, 2011, as compared to $45.6 million at July 31, 2010. Accounts receivable decreased during the nine months ending April 30, 2011 despite an increase in revenue of $6.0 million or 11.6% for the quarter ended April 30, 2011due primarily to strong collection results. The allowance for doubtful accounts was less than $0.1 million, or 0.1% of gross trade accounts receivable, at April 30, 2011.

Prepaid expenses and other current assets increased by $1.0 million to $5.6 million at April 30, 2011 as compared to $4.6 million at July 31, 2010 primarily due to the timing of prepaid insurance premiums and maintenance contract renewals and other expenses, and increase in value added tax receivables.

As of April 30, 2011, future cash payments related to severance restructuring actions are less than $0.1 million and are expected to be paid out within 12 months.

Capital expenditures totaled approximately $3.7 million for the nine months ended April 30, 2011, as compared to $2.6 million for the nine months ended April 30, 2010. Capital expenditures for the nine months ended April 30, 2011 and April 30, 2010 were composed primarily of capital related to certain engineering projects and tester spare parts to support a larger installed base of test equipment.

We had $58.2 million in net cash provided by operating activities for the nine months ended April 30, 2011, as compared to net cash provided by operating activities of $18.3 million for the nine months ended April 30, 2010. The net cash provided by operating activities for the nine months ended April 30, 2011 was primarily related to our net income of $48.0 million, non-cash items, principally depreciation and amortization and stock based compensation, of approximately $17.1 million, slightly offset by an increase in working capital of $6.9 million. The net cash provided by operating activities for the nine months ended April 30, 2010 was primarily related to net income of $4.4 million, non-cash items, principally depreciation and amortization and stock based compensation, of approximately $22.4 million, offset by an increase in working capital of $8.5 million.

We had $17.2 million in net cash used in investing activities for the nine months ended April 30, 2011 as compared to net cash provided by investing activities of $6.9 million for the nine months ended April 30, 2010. The net cash used in investing activities for the nine months ended April 30, 2011 was primarily related to $35.5 million of purchases of available-for-sale securities, $3.7 million of purchases of property and equipment, offset by $22.0 million of proceeds from sales and maturities of available-for-sale securities. The net cash provided by investing activities for the nine months ended April 30, 2010 was primarily related to $9.8 million in proceeds from sales and maturities of available-for-sale securities, offset by $2.6 million in purchases of property and equipment and $0.3 million of purchases of available-for-sale securities.

We had $0.3 million in net cash used in financing activities for the nine months ended April 30, 2011 as compared to net cash used in financing activities of $36.1 million for the nine months ended April 30, 2010. The net cash used in financing activities for the nine months ended April 30, 2011 was primarily related to payments of tax withholdings for vested restricted stock units, partially offset by proceeds from stock option exercises and shares issued from the employee stock purchase plan. The net cash used in financing activities for the nine months ended April 30, 2010 was primarily related to payments of convertible senior subordinated notes of $31.6 million, net payments of borrowings on our revolving line of credit of $39.4 million, as well as payments made on our term loan of $12.2 million. These payments were partially offset by proceeds from our equity offering of $47.9 million.

Loan Agreements with Silicon Valley Bank

On February 25, 2011, our $40.0 million secured revolving credit facility with Silicon Valley Bank expired. We have not renewed and have no plans to renew the agreement for this facility. See Note 7 to the consolidated financial statements for more information.

Convertible Senior Subordinated Notes (“Notes”)

The following table reflects the carrying value of the Convertible Senior Subordinated Notes due 2011 as of April 30, 2011 (in thousands):

April 30, 2011
(in thousands)
Convertible Senior Subordinated Notes due 2011	$876
Less: Unamortized debt discount	(3)

Net carrying value—Convertible Senior Subordinated Notes due 2011	$873

The Notes are unsecured senior subordinated indebtedness and bear interest at the rate of 3.5% per annum. Interest is payable on the Notes on May 15 and November 15 of each year through maturity on May 15, 2011. At maturity, we repaid the outstanding principal of the Notes, together with accrued and unpaid interest thereon, a maturity premium equal to 7.5% of such principal. The Notes are convertible, subject to the satisfaction of certain conditions or the occurrence of certain events as provided in the Indenture, into shares of our common stock at a conversion price per share of our common stock of $40.38 (subject to adjustment in certain events).

On August 1, 2009, we adopted ASC Subtopic 470-20, Debt with Conversion and Other Options related to the accounting for convertible debt instruments and allocated the par value of the Notes between a liability (debt) and an equity component based on the fair value of the debt component as of the date the notes were assumed. On the modification dates the Notes were reassessed and the debt component of the Notes was valued at $31.2 million based on the contractual cash flows discounted at an appropriate comparable market non-convertible debt borrowing rate at the date of the Exchange Offer of 12.0%, with the equity component representing the residual amount of the proceeds of $2.7 million which was recorded as a debt discount. The difference between the fair value and the carrying value of the Notes was reclassed to Additional Paid in Capital as a cumulative effect of adoption in the first quarter of fiscal 2010. The impact of adoption of ASC 470-20 was not material to any period presented and therefore the cumulative effect was recorded in the current period as interest expense in the Statement of Operations. The debt discount allocated to the debt component is amortized as additional interest expense over the term of the Notes. For the three and nine months ended April 30, 2011, we recorded interest expense in its statement of operations of less than $0.1 million for both periods associated with the amortization of the debt discount. The remaining debt discount of less than $0.1 million as of April 30, 2011 is being amortized over the remaining term of the Notes, which is approximately fifteen days.

As of April 30, 2011, we had $147.7 million of cash and cash equivalents and marketable securities less $0.9 million of debt obligations or net cash available of $146.8 million. We repaid the outstanding obligation related to our convertible notes on May 15, 2011. We believe that our net cash available and cash flows expected to be generated by future operating activities will be sufficient to meet our cash requirements over the next twelve months. As of May 15, 2011, we had repaid the entire outstanding principal amount of Notes and were not subject to any debt obligations.

Covenants

As of April 30, 2011, the Company no longer has any debt obligations subject to covenants.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our rental properties and other operating leases, inventory purchase commitments, severance payments and convertible senior subordinated notes.

The aggregate outstanding amount of our contractual obligations was $39.3 million as of April 30, 2011. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of the date of this filing and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2011	2012–2013	2014–2015	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$27,518	$1,387	$11,167	$8,958	$6,006
Inventory commitments	10,892	10,892	—	—	—
Convertible senior subordinated notes due 2011 (including interest)	890	890	—	—	—
Severance	44	44	—	—	—

Total Contractual Obligations	$39,344	$13,213	$11,167	$8,958	$6,006

Off-Balance Sheet Arrangements

As of April 30, 2011 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or our internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As we previously discussed, the Company, our directors, Lobster-1 Merger Corporation, and Lobster-2 Corporation, were named as defendants in the following putative class action complaints:

—	Carneau v. LTX-Credence Corp., et. al., 110-cv-188153, filed on November 22, 2010 in the Superior Court of the State of California,

—	Khan v. LTX-Credence Corp., et.al,, 1-10-cv188773 filed on December 1, 2010 in Santa Clara Superior Court,

—	Snitily v.Tacelli, et.al., No 1-10-cv-188922 filed on December 6, 2010 in Santa Clara Superior Court,

—	Shah v. Tacelli, et. al., No. 10- 4580, filed on November 23, 2010 in the Superior Court of the Commonwealth of Massachusetts,

—	Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed on December 3, 2010 in the Superior Court for the Commonwealth of Massachusetts,

—	Keuler v. LTX-Credence Corp., et. al., 1:10-cv-12058, filed on November 30, 2010 in the United States District Court for the District of Massachusetts,

—	Brookshire v. LTX-Credence Corp., et. al.,CV 10 5773 filed on December 17, 2010 in the United States District Court for the Northern District of California.

As of April 30, 2011 all of these actions have been dismissed.

On April 19, 2011, we received a demand letter pursuant to Mass. Gen. Laws ch. 156D, § 7.42 sent on behalf of Joel Krieger, a purported LTX-Credence shareholder, whose putative class action complaint, Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed on December 3, 2010 in the Superior Court for the Commonwealth of Massachusetts, was recently dismissed. The letter demands that we commence legal proceedings against the Company’s directors and senior officers for breaches of their fiduciary duties, gross negligence and mismanagement, waste of corporate assets, and abuse of control, all arising out of our pursuit of a merger transaction with Verigy. Independent members of the Board of Directors are in the process of conducting an inquiry into the letter and matters raised therein.

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Industry order rates declined significantly in fiscal 2009. Although industry conditions have improved, the timing and level of a sustained industry recovery remains uncertain at this time. Any failure by us to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

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

We may incur substantial indebtedness in the future.

As of, May 15, 2011 we have repaid the $0.9 million remaining principal amount of 3.5% Convertible Senior Subordinated Notes due May 2011 and as of May 15, 2011 do not have any debt. We may incur substantial additional indebtedness in the future. The incurrence of a substantial amount of indebtedness could, among other things,

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

There can be no assurance that we will be able to meet any future debt service obligations.

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

Our stock price is volatile.

In the twelve month period ending on April 30, 2011, our stock price ranged from a low of $4.98 to a high of $11.34. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and we also review goodwill annually in accordance with Topic 350, Intangibles—Goodwill and Other, to FASB ASC.

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

LTX-Credence Corporation

Date: June 9, 2011	By:	/S/ MARK J. GALLENBERGER
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