Form 10-Q
period 2011-10-31
LTX-CREDENCE CORP
filed 2011-12-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-10761

LTX-CREDENCE CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2594045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 University Ave,
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2011
Common Stock, $0.05 par value per share	48,834,481 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2011	July 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,843	$123,198
Marketable securities	93,989	39,417
Accounts receivable—trade, net of allowances of $40	24,363	42,646
Accounts receivable—other	839	408
Inventories	28,020	21,145
Prepaid expenses and other current assets	3,788	4,368

Total current assets	209,842	231,182
Property and equipment, net	20,120	20,827
Intangible assets, net	5,526	6,317
Goodwill	43,030	43,030
Other assets	709	759

Total assets	$279,227	$302,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,684	$15,232
Other accrued expenses	20,403	24,677
Deferred revenues	4,348	5,589

Total current liabilities	32,435	45,498
Other long-term liabilities	15,573	15,897
Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common stock	2,453	2,480
Additional paid-in capital	751,498	756,046
Accumulated other comprehensive income	24	41
Accumulated deficit	(522,756)	(517,847)

Total stockholders’ equity	231,219	240,720

Total liabilities and stockholders’ equity	$279,227	$302,115

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2011	2010
Net product sales	$23,984	$65,241
Net service sales	9,768	10,406

Net sales	33,752	75,647
Cost of sales	15,715	28,401

Gross profit	18,037	47,246
Engineering and product development expenses	12,916	12,979
Selling, general and administrative expenses	9,321	13,165
Amortization of purchased intangible assets	791	1,490
Restructuring	46	116

Income (loss) from operations	(5,037)	19,496
Other income (expense):
Interest expense	(40)	(81)
Investment income	138	69
Other income, net	152	204

Income (loss) before provision for income taxes	(4,787)	19,688
Provision for income taxes	122	13

Net income (loss)	$(4,909)	$19,675

Net income (loss) per share:
Basic	$(0.10)	$0.40
Diluted	$(0.10)	$0.39
Weighted-average common and common equivalent shares used in computing net income (loss) per share:
Basic	49,487	49,161
Diluted	49,487	49,888
Comprehensive income (loss):
Net income (loss)	$(4,909)	$19,675
Unrealized gain (loss) on marketable securities	(17)	14

Comprehensive income (loss)	$(4,926)	$19,689

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,909)	$19,675
Add non-cash items:
Stock-based compensation	1,337	937
Depreciation and amortization	2,904	4,679
Other	342	213
Changes in operating assets and liabilities:
Accounts receivable	17,853	3,260
Inventories	(7,389)	2,119
Prepaid expenses	611	(453)
Other assets	—	(492)
Accounts payable	(7,548)	2,058
Accrued expenses	(4,892)	(2,308)
Deferred revenues	(1,242)	(4,684)

Net cash provided by (used in) operating activities	(2,933)	25,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	4,469	1,464
Proceeds from sales and maturities of held-to-maturity securities	3,000	—
Purchases of available-for-sale securities	(56,898)	(7,333)
Purchases of held-to-maturity securities	(5,491)	(7,191)
Purchases of property and equipment	(468)	(1,225)

Net cash used in investing activities	(55,388)	(14,285)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(4,839)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(687)	(807)

Net cash used in financing activities	(5,526)	(807)
Effect of exchange rate changes on cash and cash equivalents	(508)	241

Net increase (decrease) in cash and cash equivalents	(64,355)	10,153
Cash and cash equivalents at beginning of period	123,198	74,978

Cash and cash equivalents at end of period	$58,843	$85,131

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides market focused cost-optimized, automated test equipment (ATE) solutions. The Company designs, manufactures, markets and services ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use its equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered and has a development facility in Norwood, Massachusetts, development facilities in Milpitas, California and Beaverton, Oregon, and sales and service facilities located across the world to support its customer base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2011. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2011 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2012.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 830, Foreign Currency Matters. The subsidiaries’ functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of Other income, net, and were not significant for the three months ended October 31, 2011 or 2010.

Derivatives

The Company conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of the Company’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated net monetary assets. The Company does not use derivative financial instruments for trading or speculative purposes.

During the twelve months ended July 31, 2011, the Company entered into a derivative in the form of a foreign currency forward contract to minimize the effect of exchange rate fluctuations associated with the remeasurement of net monetary assets denominated in foreign currencies. This transaction did not qualify for hedge accounting under FASB ASC Topic 815, Derivatives and Hedging. The change in fair value of this derivative is recorded directly in the Company’s statement of operations and offsets the change in fair value of the net monetary assets denominated in foreign currencies. The Company recorded $0.2 million of income in Other income, net for the three months ended October 31, 2011. There was no activity recorded for the same period in 2010. During the three months ended October 31, 2011, the Company’s foreign currency forward contract expired. The notional amount of the foreign currency forward contract was $4.6 million and $4.8 million, respectively, at July 31, 2011. The following table summarizes the fair value of the derivative instrument as of October 31, 2011 and July 31, 2011:

Derivatives not designated as hedging instruments:	Balance Sheet Location	October 31, 2011	July 31, 2011
		(in thousands)
Foreign exchange contract	Other accrued expenses	$—	$187

Revenue Recognition

The Company recognizes revenue based on guidance provided in FASB ASC Topic 605, Revenue Recognition (“ASC 605”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

Revenue related to equipment sales is recognized when: (a) the Company has a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectability is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, and (5) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The arrangement consideration, or the amount of revenue to be recognized on each separate unit of accounting, is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price based on the provisions of Accounting Standards Update (“ASU”) 2009-13.

Revenue related to spare parts is recognized on shipment.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with the FASB ASC Topic 985, Software, relating to certain software development costs, were insignificant for the three months ended October 31, 2011 and 2010, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three months ended October 31, 2011 and 2010, respectively.

Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe.

As of October 31, 2011 and July 31, 2011, the total liability for unrecognized income tax benefits was $10.5 million and $9.1 million, respectively, (of which $5.3 million, if recognized, would impact the Company’s income tax rate and therefore are recorded in other long-term liabilities on the Company’s consolidated balance sheet). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of October 31, 2011 and July 31, 2011, the Company had accrued approximately $1.4 million and $1.3 million, respectively, for potential payment of accrued interest and penalties.

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various U.S. state, and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Singapore, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before 2000.

As a result of completion of the merger with Credence Systems Corporation (“Credence”) on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use operating and acquired net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses able to be used to approximately $202.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, including the Company’s 2010 Stock Plan, as amended on November 26, 2010 (“2010 Plan”), the LTX Corporation 2004 Stock Plan, the Company’s 2001 Stock Plan, the Company’s 1999 Stock Plan, and the Company’s 1993 Stock Plan. In addition, the Company assumed the StepTech, Inc. Stock Option Plan as part of its acquisition of StepTech, Inc. (“StepTech”) and the Credence 2005 Stock Incentive Plan with its acquisition of Credence. The Company can only grant awards from the 2010 Plan.

The Company granted 737,100 and 692,700 restricted stock unit based awards during the three months ended October 31, 2011 and 2010, respectively, all of which are service-based and have four year vesting terms.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, the Company is required to recognize as expense the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award.

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

The following table shows the change in the product warranty liability, as required by FASB ASC Topic 460, Guarantees, for the three months ended October 31, 2011 and 2010:

	Three Months Ended October 31,
Product Warranty Activity	2011	2010
	(in thousands)
Balance at beginning of period	$2,281	$4,398
Warranty expenditures for current period	(1,069)	(2,643)
Changes in liability related to pre-existing warranties	20	(25)
Provision for warranty costs in the period	501	2,539

Balance at end of period	$1,733	$4,269

Comprehensive income (loss)

Comprehensive income (loss) is composed of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and restricted stock units and is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted earnings per share is as follows:

	Three Months Ended October 31,
	2011	2010
	(in thousands, except per share data)
Net income (loss)	$(4,909)	$19,675
Basic EPS
Weighted average shares outstanding	49,487	49,161
Basic EPS	$(0.10)	$0.40
Diluted EPS
Weighted average shares outstanding	49,487	49,161
Plus: impact of stock options and unvested restricted stock units	—	727

Weighted average common and common equivalents shares outstanding	49,487	49,888
Diluted EPS	$(0.10)	$0.39

For the three months ended October 31, 2011 and 2010, options to purchase approximately 1,401,690 shares and 1,953,327 shares, respectively, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 1,869,976 and 1,731,453 RSUs for the period ended October 31, 2011 and, 2010, respectively, in accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share. The calculation of diluted net income (loss) per share for the three months ended October 31, 2010 also excludes the impact of conversion features of the Company’s Convertible Senior Subordinated Notes due 2011 as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash and money market accounts. Marketable securities consist primarily of debt securities that are classified as available-for-sale and held-to-maturity, in accordance with FASB ASC Topic 320, Investments – Debt and Equity Securities. The Company also holds certain investments in commercial paper that it considers to be held to maturity, based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

Gross unrealized gains and losses for the three months ended October 31, 2011 and 2010 were not significant. Realized gains, losses and interest are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other than temporary impairment losses recorded in the three months ended October 31, 2011 or 2010.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2011	July 31, 2011
	(in thousands)
Purchased components and parts	$12,762	$11,313
Units-in-progress	4,730	2,080
Finished units	10,528	7,752

Total inventories	$28,020	$21,145

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2011 and July 31, 2011, inventory is stated net of inventory reserves of $42.7 million and $43.0 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had sales of $4.2 million of previously reserved inventory for the three months ended October 31, 2011, which represents the gross cash received from the customer. The Company released reserves of $0.9 million for the three months ended October 31, 2011, related to these sales. The Company had sales of $2.5 million of previously reserved inventory for the three months ended October 31, 2010, which represents the gross cash received from the customer. The Company released reserves of $0.3 million for the three months ended October 31, 2010, related to these sales.

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

	(in thousands)		(in years)
	October 31, 2011	July 31, 2011	Estimated Useful Lives
Equipment spares	$59,624	$65,078	5 or 7
Machinery, equipment and internally manufactured systems	42,260	41,476	3-7
Office furniture and equipment	4,617	4,892	3-7
Purchased software	2,862	2,805	3
Land	2,524	2,524	—
Leasehold improvements	6,163	6,134	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	118,050	122,909
Less: accumulated depreciation and amortization	(97,930)	(102,082)

Property and equipment, net	$20,120	$20,827

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with FASB ASC Topic 360, Property, Plant and Equipment , the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company re-evaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. As of October 31, 2011 and July 31, 2011 there were no indicators that required the Company to conduct a recoverability test at that date.

Goodwill and Other Intangibles

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the implied fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the implied fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the implied fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of October 31, 2011 and July 31, 2011, the implied fair value of the goodwill of the Company’s reporting unit exceeds the Company’s carrying value of its net assets and therefore no impairment exists as of those dates.

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

The Company’s Goodwill consists of the following:

Goodwill	October 31, 2011	July 31, 2011
	(in thousands)
Credence (August 29, 2008)	$28,662	$28,662
Step Tech (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

There was no change in the goodwill balance for the three months ended October 31, 2011 or 2010.

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of October 31, 2011
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)

Trade names	2.0	$300	$300	$—

Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	13,450	2,550
Developed technology—Diamond	9.0	9,400	7,713	1,687
Maintenance agreements	7.0	1,900	611	1,289

Total intangible assets		$38,900	$33,374	$5,526

		As of July 31, 2011
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	2.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	12,945	3,055
Developed technology—Diamond	9.0	9,400	7,495	1,905
Maintenance agreements	7.0	1,900	543	1,357

Total intangible assets		$38,900	$32,583	$6,317

Intangible assets are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 2.7 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2012	$2,372
2013	1,583
2014	769
2015	396
Thereafter	406

Total	$5,526

3. SEGMENT REPORTING

In accordance with the provisions of FASB ASC Topic 280, Segment Reporting , the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three months ended October 31, 2011 and 2010, along with the long-lived assets at October 31, 2011 and July 31, 2011, are summarized as follows:

	Three Months Ended October 31,
	2011	2010
	(in thousands)
Net Sales:
United States	$9,406	$11,844
Taiwan	6,454	22,448
Philippines	4,028	15,562
Singapore	2,419	7,323
All other countries	11,445	18,470

Total Net Sales	$33,752	$75,647

Long-lived assets consist of property and equipment:

	October 31, 2011	July 31, 2011
	(in thousands)
Long-lived assets:
United States	$18,320	$18,820
Singapore	516	559
Philippines	322	371
All other countries	962	1,077

Total long-lived assets	$20,120	$20,827

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

During the three months ended October 31, 2011 and 2010, the Company extended the sublease assumptions for its previously restructured facilities which increased the accrued restructuring liability by $0.1 million in each of these quarters. As of October 31, 2011 the accrual for facility leases includes $3.1 million of long term payments to be made for the remainder of the respective lease terms which is included in other long term liabilities on the Company’s consolidated balance sheet. The remainder of the accrual of $1.4 million is included in other accrued expenses on the Company’s consolidated balance sheet.

The following table sets forth the Company’s restructuring accrual activity for the three months ended October 31, 2011 and October 31, 2010 (in thousands):

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2011	$6	$4,761	$4,767
Additions to expense	—	46	46
Accretion and elimination of unfavorable lease liability	—	40	40
Cash paid	(6)	(373)	(379)

Balance October 31, 2011	$—	$4,474	$4,474

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2010	$84	$5,810	$5,894
Additions to expense	—	116	116
Accretion and elimination of unfavorable lease liability	—	21	21
Cash paid	(8)	(406)	(414)

Balance October 31, 2010	$76	$5,541	$5,617

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the Company’s financial position, results of operations or cash flows.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2011 or July 31, 2011.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for certain events or occurrences. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of October 31, 2011 or July 31, 2011.

The Company had approximately $18.8 million and $9.6 million, respectively, of non-cancelable inventory commitments with outsourced suppliers as of October 31, 2011 and July 31, 2011. The Company expects to consume the inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment. Minimum lease payments under non-cancelable leases at October 31, 2011, are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2012	$4,271
2013	4,844
2014	4,445
2015	3,922
2016	3,671
Thereafter	6,341

Total minimum lease payments	$27,494

6. ACCRUED EXPENSES

Other accrued expenses consisted of the following at October 31, 2011 and July 31, 2011:

	(in thousands)
	October 31, 2011	July 31, 2011
Accrued compensation	$7,517	$10,340
Accrued vendor liability	1,715	2,442
Warranty reserve	1,733	2,281
Accrued restructuring	1,309	1,350
Accrued income and local taxes	1,270	1,274
Accrued professional fees	882	964
Other accrued expenses	5,977	6,026

Total accrued expenses	$20,403	$24,677

Accrued vendor liability represents inventory physically located at the Company’s outsourced suppliers which the Company is obligated to purchase.

7. FAIR VALUE MEASUREMENTS

The Company determines its fair value measurements for assets and liabilities based upon the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of October 31, 2011 and as of July 31, 2011:

		Fair Value Measurements at Reporting Date Using (in thousands)
October 31, 2011	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$58,843	$58,843	$—	$—
Marketable securities (2)	87,495	9,994	77,501	—

Total Assets	$146,338	$68,837	$77,501	$—

July 31, 2011	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$123,198	$122,698	$500	$—
Marketable securities (2)	35,419	10,031	25,388	—

Total assets	$158,617	$132,729	$25,888	$—

Other accrued expenses (Foreign exchange contract (3)	$187	$—	$187	$—

Total Liabilities	$187	$—	$187	$—

(1)	Cash and cash equivalents as of October 31, 2011 and July 31, 2011 includes cash held in operating accounts of approximately $5.2 million and $10.9 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities as of October 31, 2011 and July 31, 2011 excludes approximately $6.5 million and $4.0 million, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.
(3)	Other accrued expenses as of July 31, 2011 include a derivative not designated as a hedging arrangement related to a foreign exchange contract of approximately $0.2 million.

The carrying value of accounts receivable, prepaid expenses and accounts payable approximate fair value due to their short-term nature.

There were no assets or liabilities measured at fair value on a non-recurring basis requiring valuation disclosures as of October 31, 2011 or as of July 31, 2011.

8. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors authorized a stock repurchase program for up to $25 million. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. Through October 31, 2011, the Company had repurchased 894,890 shares for approximately $4.8 million.

2010 Plan

On November 5, 2010, the Company’s Board of Directors adopted, subject to shareholder approval, the Company’s 2010 Stock Plan, and subsequently amended it on November 26, 2010 (“2010 Plan”). Under the terms of the 2010 Plan, the Company may issue up to 4,800,000 shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the 2010 Plan. In addition, any unissued shares of the Company’s common stock, and any unused shares of the Company’s common stock as a result of termination, surrender, cancellation or forfeiture of outstanding awards under the Credence 2005 Plan, as amended and restated, and the LTX Corporation 2004 Plan, (together the “Prior Plans”), will be available for grant under the 2010 Plan. The 2010 Plan was approved by the Company’s shareholders at the annual meeting on December 7, 2010. All future grants of equity awards will be made out of the 2010 Plan, and no additional grants will be made under the Prior Plans.

Reverse Stock Split

On September 15, 2010, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock, pursuant to a previously obtained stockholders authorization. The Company filed Restated Articles of Organization on September 30, 2010 in order to effect the reverse stock split, and on a post-split basis, to set the number of authorized shares of its common stock at 150,000,000. The Restated Articles of Organization were approved by the Company’s stockholders at the Special Meeting of Stockholders held on July 8, 2010.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” in this quarterly report on Form 10-Q and those appearing elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We provide market focused cost-optimized, automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and for power management in portable and automotive electronics. We also sell hardware and software support and maintenance services for our test systems.

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

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2011 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we invest significant amounts in engineering and product development to design and enhance our tester platforms throughout the semiconductor business cycle. During periods of industry weakness, we implement cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs preserve our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. For the three months ended October 31, 2011 engineering and product development expense was $12.9 million or 38.3% of net sales as compared to $13.0 million or 17.2% of net sales for the three months ended October 31, 2010.

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

In addition, we have transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. We believe that transforming product manufacturing costs into variable costs allows us to improve our performance in the highly cyclical semiconductor equipment industry.

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

For the three months ended October 31, 2011 we recorded sales of $4.2 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.9 million for three months ended October 31, 2011, related to these sales. For the three months ended October 31, 2010 we recorded sales of $2.5 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.3 million for the three months ended October 31, 2010, related to these sales.

As of October 31, 2011 and July 31, 2011, our inventory of $28.0 million and $21.1 million, respectively, is stated net of inventory reserves of $42.7 million and $43.0 million, respectively, and primarily consists of Fusion, X-Series, ASL, and Diamond products.

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

As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance totaled $194.5 million and $223.4 million as of July 31, 2011 and July 31, 2010, respectively, a decrease of $28.9 million. The decrease in the Company’s valuation allowance compared to the prior year was primarily due to (i) a decrease in deferred tax assets associated with state net operating loss and credit carryforwards that are subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code and (ii) a decrease in deferred tax assets associated with an accounting method change for spares.

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

Valuation of Goodwill

In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, (“ASC 350”), we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As of October 31, 2011 and July 31, 2011 the fair value of our reporting unit exceeded the carrying value of the reporting unit’s net assets and therefore no impairment exists as of those dates.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, (“ASC 360”), we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. As of October 31, 2011 there were no indicators that required us to conduct a recoverability test at that date.

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

Recent Accounting Pronouncements

See Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Results of Operations

The following tables set forth for the periods indicated the principal items included in the Consolidated Statement of Operations in dollars and as percentages of net sales.

	Three Months Ended October 31,
	2011	2010
	(in thousands)
Net sales	$33,752	$75,647
Cost of sales	15,715	28,401

Gross profit	18,037	47,246
Engineering and product development expenses	12,916	12,979
Selling, general and administrative expenses	9,321	13,165
Amortization of purchased intangible assets	791	1,490
Restructuring	46	116

Income (loss) from operations	(5,037)	19,496
Other income (expense):
Interest expense	(40)	(81)
Investment income	138	69
Other income, net	152	204

Income (loss) before provision for income taxes	(4,787)	19,688
Provision for income taxes	122	13

Net income (loss)	$(4,909)	$19,675

	Percentage of Net Sales
	Three Months Ended October 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	46.6	37.5

Gross profit	53.4	62.5
Engineering and product development expenses	38.3	17.2
Selling, general and administrative expenses	27.6	17.4
Amortization of purchased intangible assets	2.3	2.0
Restructuring	0.1	0.2

Income (loss) from operations	(14.9)	25.7
Other income (expense):
Interest expense	(0.1)	(0.1)
Investment income	0.4	0.1
Other income, net	0.4	0.3

Income (loss) before provision for income taxes	(14.2)	26.0
Provision for income taxes	0.3	—

Net income (loss)	(14.5)%	26.0%

Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010

Net sales. Net sales consist of revenue from sales of semiconductor test equipment, system support and maintenance services. Net sales for the three months ended October 31, 2011 decreased 55% to $33.8 million as compared to $75.6 million in the same quarter of the prior year. The decrease in net sales in the three months ended October 31, 2011 as compared to the same period in the prior year is primarily due to industry-wide weakness across all market segments. There is also decreased demand from certain customers whose current utilization rates on existing test equipment are below capacity which has slowed their capital spending requirements.

Service revenue, included in net sales, accounted for $9.8 million, or 28.9% of net sales, and $10.4 million, or 13.8% of net sales, for the three months ended October 31, 2011 and 2010, respectively. The decrease in service revenue is primarily a result of an increased reliability of our products and a lower cost product sale which reduces the demand for service because customers are more apt to replace than contract for service.

Geographically, sales to customers outside of the United States were 72.1% and 84.0% of net sales for the three months ended October 31, 2011 and 2010, respectively. The decrease in sales to customers outside the United States was primarily a result of lower demand primarily in Taiwan and Philippines.

Gross profit. Gross profit was $18.0 million or 53.4% of net sales in the three months ended October 31, 2011, as compared to $47.2 million or 62.5% of net sales in the same quarter of the prior year. The decrease in gross profit for the three months ended October 31, 2011 as compared to October 31, 2010 was primarily driven by the decrease in total revenue of approximately 55%, and partially offset by lower warranty costs due to product mix.

Engineering and product development expenses. Engineering and product development expenses were $12.9 million, or 38.3% of net sales, in the three months ended October 31, 2011, which is consistent with $13.0 million, or 17.2% of net sales, in the same quarter of the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses were $9.3 million, or 27.6% of net sales, in the three months ended October 31, 2011, as compared to $13.2 million, or 17.4% of net sales, in the same quarter of the prior year. The decrease in selling, general and administrative expenses, on a dollar basis, for the three months ended October 31, 2011 as compared to October 31, 2010 was primarily driven by a decrease in variable expenses that are tied to revenue or profits such as profit sharing and commissions.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $0.8 million or 2.3% of net sales for the three months ended October 31, 2011 as compared to $1.5 million or 2.0% of net sales for the same quarter of the prior year. The underlying intangible assets relate to acquired technology, and customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years based on their expected pattern of use.

Restructuring. Restructuring expense was less than $0.1 million or 0.1% of net sales for the three months ended October 31, 2011 as compared to $0.1 million or 0.2% of net sales for the same period in the prior year. The restructuring expenses recorded in the three months ended October 31, 2011 and 2010, respectively, were related to a change in sublease assumptions on previously restructured facilities in California.

Interest expense. Interest expense was less than $0.1 million for the three months ended October 31, 2011 as compared to $0.1 million for the three months ended October 31, 2010. Interest expense for the quarter ending October 31, 2011 includes accretion for the difference between the net present value and the estimated future value of the Company’s facility restructuring liability. The three months ended October 31, 2010 includes interest on convertible notes that were repaid in May 2011.

Investment income. Investment income was $0.1 million for the three months ended October 31, 2011 as compared to less than $0.1 million for the three months ended October 31, 2010. Investment income increased slightly during the quarter ending October 31, 2011, primarily as a result of increased investment in marketable securities. Investment income remains low due to the overall investment market and the generally low interest rates available.

Other income, net. Other income was less than $0.2 million for the three months ended October 31, 2011 as compared to other income of $0.2 million for the three months ended October 31, 2010. Other income for the three months ended October 31, 2011 includes approximately $0.1 million for proceeds received in a bankruptcy settlement from a former customer of Credence Systems Corporation.

Provision for income taxes. We recorded an income tax provision of $0.1 million for the three months ended October 31, 2011, as compared to a provision of less than $0.1 million recorded for the three months ended October 31, 2010 which was primarily due to foreign tax on earnings generated in foreign jurisdictions.

As of October 31, 2011 and July 31, 2011, our total liability for unrecognized income tax benefits was $10.5 million and $9.1 million, respectively (of which $5.3 million, if recognized, would favorably affect our income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to ensure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income (loss). Net loss was $4.9 million, or $(0.10) per basic and diluted share, in the three months ended October 31, 2011, as compared to net income of $19.7 million, or $0.40 per basic and $0.39 per diluted share, in the same quarter of the prior year.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the three months ending October 31, 2011 (in millions):

Three Months Ended October 31, 2011
(in millions)
Cash, cash equivalents and marketable securities at July 31, 2011	$162.6
Repurchases of common stock	(4.8)
Capital expenditures	(0.5)
Other uses of cash, primarily cash used for operations	(4.5)

Cash and cash equivalents and marketable securities at October 31, 2011	$152.8

As of October 31, 2011, we had $152.8 million in cash, cash equivalents and marketable securities and net working capital of $177.4 million, as compared to $162.6 million of cash, cash equivalents and marketable securities and $185.7 million of net working capital at July 31, 2011. The decrease in the cash, cash equivalents and marketable securities was primarily due to the stock repurchases of $4.8 million for the three months ended October 31, 2011 and other uses of cash in operations.

Accounts receivable from trade customers, net of allowances, was $24.4 million at October 31, 2011, as compared to $42.6 million at July 31, 2011. Accounts receivable decreased during the quarter due to a sequential revenue decrease of $28.9 million or 46.1%.The allowance for doubtful accounts was less than $0.1 million, or 0.2 % of gross accounts receivable, at October 31, 2011and July 31, 2011.

Prepaid expenses and other current assets decreased by $0.6 million to $3.8 million at October 31, 2011 as compared to $4.4 million at July 31, 2011 primarily due to the timing of prepaid insurance premiums, maintenance contract renewals and other expenses, as well as a decrease in value added tax receivables.

Capital expenditures totaled approximately $0.5 million for the three months ended October 31, 2011, as compared to $1.2 million for the three months ended October 31, 2010. Capital expenditures for the three months ended October 31, 2011 and October 31, 2010 were composed primarily of capital related to certain engineering projects and tester spare parts to support a larger installed base of test equipment.

We had $2.9 million in net cash used in operating activities for the three months ended October 31, 2011, as compared to net cash provided by operating activities of $25.0 million for the same quarter of the prior year. The net cash used in operating activities for the three months ended October 31, 2011 was primarily related to our net loss of $4.9 million, adjusted for non-cash items including depreciation and amortization and stock based compensation, of approximately $4.6 million, and an increase in working capital of $2.6 million. The net cash provided by operating activities for the three months ended October 31, 2010 was primarily related to our net income of $19.7 million, and non-cash items, principally depreciation and amortization, of approximately $5.8 million offset in part by a net increase in working capital of $0.5 million.

We had $55.4 million in net cash used in investing activities for the three months ended October 31, 2011 as compared to net cash used in investing activities of $14.3 million for the three months ended October 31, 2010. The net cash used in investing activities for the three months ended October 31, 2011 was primarily related to $56.9 million of purchases of available-for-sale securities and $5.5 million in purchases of held-to-maturity securities, $0.5 million of purchases of property and equipment, offset by $4.5 million of proceeds from sales and maturities of available-for-sale securities and $3.0 million in proceeds from sales of held-to-maturity securities. The net cash used in investing activities for the three months ended October 31, 2010 was primarily related to $7.3 million of purchases of available-for-sale securities, $7.2 million of purchases of held-to-maturity securities, and $1.2 million in purchases of property and equipment offset by $1.5 million of proceeds from sales and maturities of available-for-sale securities.

We had $5.5 million in net cash used in financing activities for the three months ended October 31, 2011 as compared to net cash used in financing activities of $0.8 million for the three months ended October 31, 2010. The net cash used in financing activities for the three months ended October 31, 2011 was primarily related to stock repurchases of $4.8 million and the remainder was related to payments of tax withholdings for vested restricted stock units. The net cash used in financing activities for the three months ended October 31, 2010 was primarily related to payments of tax withholdings for vested restricted stock units.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our rental properties and other operating leases and inventory purchase commitments.

The aggregate outstanding amount of our contractual obligations was $46.3 million as of October 31, 2011. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of the date of this filing and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2012	2013-2014	2015-2016	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$27,494	$4,271	$9,289	$7,593	$6,341
Inventory commitments	18,792	18,792	—	—	—

Total Contractual Obligations	$46,286	$23,063	$9,289	$7,593	$6,341

Off-Balance Sheet Arrangements

As of October 31, 2011 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are party to legal proceedings in the course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

As previously reported, on April 19, 2011, we received a demand letter pursuant to Massachusetts General Laws ch. 156D, § 7.42 sent on behalf of Joel Krieger, a purported LTX-Credence shareholder, whose putative class action complaint, Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed on December 3, 2010 in the Superior Court for the Commonwealth of Massachusetts, was dismissed. The letter demands that we commence legal proceedings against the Company’s directors and senior officers for breaches of their fiduciary duties, gross negligence and mismanagement, waste of corporate assets, and abuse of control, all arising out of our pursuit of a merger transaction with Verigy. On October 12, 2011 the independent members of our Board of Directors determined that pursuing the claims asserted in the demand letter was not in our best interest.

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

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would negatively impact our business. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices, including SIP, will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we may not be able to maintain or exceed our current level of sales.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that this composition will continue. International sales accounted for 85% of our revenues for fiscal 2011 and 76% of our revenues for fiscal 2010. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our outsource manufacturing supplier in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve-month period ending on October 31, 2011, our stock price ranged from a low of $4.81 to a high of $9.83. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of common stock made by us during the quarter ended October 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
8/1/2011 – 8/31/2011	—	$—	—	—
9/1/2011 – 9/30/2011	220,865	$5.46	220,865	$23,110,779
10/1/2011 – 10/31/2011	674,025	$5.48	674,025	$20,160,517

Total	894,890	$5.47	894,890	$20,160,517

(1)	On September 15, 2011, the board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: December 9, 2011	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.