Form 10-Q
period 2012-01-31
LTX-CREDENCE CORP
filed 2012-03-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2012
Common Stock, $0.05 par value per share	49,009,220 shares

LTX-CREDENCE CORPORATION

Index

		Page Number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of January 31, 2012 and July 31, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended January 31, 2012 and January 31, 2011	4

	Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2012 and January 31, 2011	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

	SIGNATURE	27

	EXHIBIT INDEX	28

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,433	$123,198
Marketable securities	103,319	39,417
Accounts receivable—trade, net of allowances of $40	20,761	42,646
Accounts receivable—other	714	408
Inventories	28,449	21,145
Prepaid expenses and other current assets	3,573	4,368

Total current assets	197,249	231,182
Property and equipment, net	19,202	20,827
Intangible assets, net	4,735	6,317
Goodwill	43,030	43,030
Other assets	1,305	759

Total assets	$265,521	$302,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,422	$15,232
Accrued expenses	17,104	24,677
Deferred revenue	5,439	5,589

Total current liabilities	28,965	45,498
Other long-term liabilities	14,557	15,897
Commitments and contingent liabilities (Note 5)
Stockholders’ equity:
Common stock	2,450	2,480
Additional paid-in capital	751,858	756,046
Accumulated other comprehensive income	134	41
Accumulated deficit	(532,443)	(517,847)

Total stockholders’ equity	221,999	240,720

Total liabilities and stockholders’ equity	$265,521	$302,115

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net product sales	$15,025	$41,665	$39,009	$106,906
Net service sales	9,057	10,884	18,825	21,290

Net sales	24,082	52,549	57,834	128,196
Cost of sales	13,202	21,126	28,917	49,527

Gross profit	10,880	31,423	28,917	78,669
Engineering and product development expenses	12,364	12,895	25,280	25,874
Selling, general and administrative expenses	8,346	12,691	17,667	25,856
Amortization of purchased intangible assets	791	1,490	1,582	2,980
Restructuring	141	—	187	116

Income (loss) from operations	(10,762)	4,347	(15,799)	23,843
Other income (expense):
Interest expense	(42)	(63)	(82)	(145)
Investment income	246	84	384	153
Other income, net	199	190	352	394

Income (loss) before provision for (benefit from) income taxes	(10,359)	4,558	(15,145)	24,245
Net benefit from income taxes	(671)	(147)	(549)	(135)

Net income (loss)	$(9,688)	$4,705	$(14,596)	$24,380

Net income (loss) per share:
Basic	$(0.20)	$0.10	$(0.30)	$0.49
Diluted	$(0.20)	$0.09	$(0.30)	$0.49
Weighted-average common and common equivalents shares used in computing net income (loss) per share:
Basic	48,961	49,384	49,225	49,279
Diluted	48,961	50,042	49,225	50,094
Comprehensive income (loss):
Net income (loss)	$(9,688)	$4,705	$(14,596)	$24,380
Unrealized gain (loss) on marketable securities	110	(17)	93	(2)

Comprehensive income (loss)	$(9,578)	$4,688	$(14,503)	$24,378

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,596)	$24,380
Add (deduct) non-cash items:
Stock-based compensation	2,505	1,951
Depreciation and amortization	5,689	9,161
Restructuring	187	116
Other	(728)	503
Changes in operating assets and liabilities:
Accounts receivable	20,966	9,688
Inventories	(6,791)	1,525
Prepaid expenses	831	(918)
Other assets	—	(442)
Accounts payable	(8,810)	(2,302)
Accrued expenses	(8,220)	(4,698)
Deferred revenue	(150)	(3,246)

Net cash (used in) provided by operating activities	(9,117)	35,718
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	18,426	4,993
Proceeds from sales and maturities of held-to-maturity securities	5,750	3,200
Purchases of available-for-sale securities	(80,966)	(13,726)
Purchases of held-to-maturity securities	(7,885)	(11,089)
Purchases of property and equipment	(1,826)	(2,991)

Net cash used in investing activities	(66,501)	(19,613)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(6,077)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,044)	(775)
Proceeds from shares issued from employees’ stock purchase plan	397	320

Net cash used in financing activities	(6,724)	(455)
Effect of exchange rate changes on cash and cash equivalents	(423)	192

Net (decrease) increase in cash and cash equivalents	(82,765)	15,842
Cash and cash equivalents at beginning of period	123,198	74,978

Cash and cash equivalents at end of period	$40,433	$90,820

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2011. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three or six months ended January 31, 2012 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2012.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 830, Foreign Currency Matters. The subsidiaries’ functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of Other income, net, and were not significant for the three or six months ended January 31, 2012 or 2011.

Derivatives

The Company conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of the Company’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated net monetary assets. The Company does not use derivative financial instruments for trading or speculative purposes.

During the fiscal year ended July 31, 2011, the Company entered into a derivative in the form of a foreign currency forward contract to minimize the effect of exchange rate fluctuations associated with the remeasurement of net monetary assets denominated in foreign currencies. This transaction did not qualify for hedge accounting under FASB ASC Topic 815, Derivatives and Hedging. The change in fair value of this derivative is recorded directly in the Company’s statement of operations and offsets the change in fair value of the net monetary assets denominated in foreign currencies.

The notional amount and market amount of the foreign currency forward contract was $4.6 million and $4.8 million, respectively, at July 31, 2011. During the six months ended January 31, 2012, the Company’s foreign currency forward contract expired. The following table summarizes the fair value of the derivative instrument as of July 31, 2011 and reflects the expiration of the derivative instrument as of January 31, 2012:

Derivatives not designated as hedging instruments:	Balance Sheet Location	January 31, 2012	July 31, 2011
		(in thousands)
Foreign exchange contract	Other accrued expenses	$—	$187

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

Engineering and Product Development Costs

The Company expenses all engineering and product development costs as incurred. Expenses subject to capitalization in accordance with the FASB ASC Topic 985, Software, relating to certain software development costs, were insignificant for the three and six months ended January 31, 2012 and 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and six months ended January 31, 2012 and 2011, respectively.

Income Taxes

The benefit from/provision for income taxes relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe and the release of reserves due to statute of limitation expirations. The Company recorded an income tax benefit of $0.7 million and $0.6 million, respectively, for the three and six months ended January 31, 2012 related to the release of reserves due to statute of limitations expirations. For both the three and six months ended January 31, 2011, the Company recorded an income tax benefit of $0.1 million primarily due to foreign tax on earnings in foreign jurisdictions.

As of January 31, 2012 and July 31, 2011, the Company’s total liability for unrecognized income tax benefits was $8.6 million and $9.1 million, respectively, (of which $4.9 million and $5.3 million, if recognized, would impact the Company’s income tax rate and are recorded in other long-term liabilities on the Company’s consolidated balance sheet). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 31, 2012 and July 31, 2011, the Company had accrued approximately $1.1 million and $1.3 million, respectively, for potential payment of accrued interest and penalties.

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Singapore, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state, local or non-U.S. income tax examinations for years before 2000.

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

Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, including the Company’s 2010 Stock Plan, as amended on November 26, 2010 (“2010 Plan”), the Company’s 2004 Stock Plan, the Company’s 2001 Stock Plan, the Company’s 1999 Stock Plan, and the Company’s 1993 Stock Plan. In addition, the Company assumed the StepTech, Inc. Stock Option Plan as part of its acquisition of StepTech, Inc. (“StepTech”) and the Credence 2005 Stock Incentive Plan in connection with its acquisition of Credence. The Company can only grant new awards under the 2010 Plan.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, the Company is required to recognize as expense the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award. The Company recorded stock-based compensation expense of approximately $1.2 million and $2.5 million for the three and six months ended January 31, 2012, respectively, and $1.0 million and $2.0 million, respectively, for the three and six months ended January 31, 2011, in connection with its share-based payments.

The Company granted 737,100 restricted stock unit awards during the three months ended October 31, 2011, all of which are service-based and have four year vesting terms.

The Company granted 72,000 restricted stock unit awards during the three months ended January 31, 2012, all of which are service-based and vest in one year.

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

The following table shows the change in the product warranty liability, as required by FASB ASC Topic 460, Guarantees, for the six months ended January 31, 2012 and 2011:

	Six Months Ended January 31,
Product Warranty Activity	2012	2011
	(in thousands)
Balance at beginning of period	$2,281	$4,398
Warranty expenditures for current period	(1,783)	(5,122)
Changes in liability related to pre-existing warranties	20	(126)
Provision for warranty costs in the period	887	3,628

Balance at end of period	$1,405	$2,778

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income (loss)	$(9,688)	$4,705	$(14,596)	$24,380
Basic EPS:
Weighted average shares outstanding	48,961	49,384	49,225	49,279
Basic EPS	$(0.20)	$0.10	$(0.30)	$0.49
Diluted EPS:
Weighted average shares outstanding	48,961	49,384	49,225	49,279
Plus: impact of stock options and unvested restricted stock units	—	658	—	815

Weighted average common and common equivalents shares outstanding	48,961	50,042	49,225	50,094
Diluted EPS	$(0.20)	$0.09	$(0.30)	$0.49

For the three and six months ended January 31, 2012 and 2011 stock options to purchase approximately 1,357,235 shares and 1,588,128 shares, respectively, of common stock were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 1,847,293 and 1,666,069 restricted stock units for the period ended January 31, 2012 and 2011, respectively, in accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share. The calculation of diluted net income per share for the three months ended January 31, 2011 also excludes the impact of conversion features of the Company’s Convertible Subordinated Notes that matured in May 2011 as to include them would have been anti-dilutive.

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

Gross unrealized gains and losses for the three and six months ended January 31, 2012 and 2011 were not significant. Unrealized gains and losses are reflected as a separate component of comprehensive income and are included in Stockholders’ Equity. Realized gains, losses and interest are included in investment income in the Statements of Operations. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other-than-temporary impairment losses recorded in the three and six months ended January 31, 2012 or 2011.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2012	July 31, 2011
	(in thousands)
Purchased components and parts	$13,604	$11,313
Units-in-progress	6,229	2,080
Finished units	8,616	7,752

Total inventories	$28,449	$21,145

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2012 and July 31, 2011, inventory is stated net of inventory reserves of $42.3 million and $43.0 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had sales of $1.1 million and $5.3 million of previously reserved inventory for the three months and six months ended January 31, 2012, which represents the gross cash received from the customer. The Company released reserves of $0.2 million and $1.2 million for the three months and six months ended January 31, 2012, related to these sales. The Company had sales of $2.4 million and $4.9 million of previously reserved inventory for the three months and six months ended January 31, 2011, which represents the gross cash received from the customer. The Company released reserves of $1.1 million and $1.4 million for the three months and six months ended January 31, 2011, related to these sales.

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

	(in thousands)		(in years)
	January 31, 2012	July 31, 2011	Estimated Useful Lives
Equipment spares	$55,528	$65,078	5 or 7
Machinery, equipment and internally manufactured systems	42,882	41,476	3-7
Office furniture and equipment	4,745	4,892	3-7
Purchased software	2,861	2,805	3
Land	2,524	2,524	—
Leasehold improvements	6,196	6,134	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	114,736	122,909
Less: accumulated depreciation and amortization	(95,534)	(102,082)

Property and equipment, net	$19,202	$20,827

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company re-evaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. As of January 31, 2012 and July 31, 2011 there were no indicators that required the Company to conduct a recoverability test at that date.

Goodwill and Other Intangibles

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the implied fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the implied fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the implied fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of January 31, 2012 and July 31, 2011, the implied fair value of the goodwill of the Company’s reporting unit exceeded the Company’s carrying value of its net assets and therefore no impairment existed as of those dates.

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

The Company’s goodwill consists of the following:

Goodwill	January 31, 2012	July 31, 2011
	(in thousands)
Credence (August 29, 2008)	$28,662	$28,662
Step Tech (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

There was no change in the goodwill balance for the three and six months ended January 31, 2012 or 2011.

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of January 31, 2012
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	2.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	13,955	2,045
Developed technology—Diamond	9.0	9,400	7,931	1,469
Maintenance agreements	7.0	1,900	679	1,221

Total intangible assets		$38,900	$34,165	$4,735

		As of July 31, 2011
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	2.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	12,945	3,055
Developed technology—Diamond	9.0	9,400	7,495	1,905
Maintenance agreements	7.0	1,900	543	1,357

Total intangible assets		$38,900	$32,583	$6,317

Intangible assets are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 2.5 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2012	$1,581
2013	1,583
2014	769
2015	396
Thereafter	406

Total	$4,735

3. SEGMENT REPORTING

In accordance with the provisions of FASB ASC Topic 280, Segment Reporting , the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three and six months ended January 31, 2012 and 2011, along with the long-lived assets at January 31, 2012 and July 31, 2011, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Net sales:
United States	$7,113	$8,630	$16,519	$20,474
Taiwan	1,312	6,925	7,766	29,373
Philippines	4,628	23,837	8,656	39,399
Germany	2,024	1,093	4,920	2,751
Hong Kong	2,267	—	3,011	1,481
Singapore	1,130	2,610	3,549	9,933
Malaysia	1,069	2,554	2,806	6,235
All other countries	4,539	6,900	10,607	18,550

Total Net Sales	$24,082	$52,549	$57,834	$128,196

Long-lived assets consist of property and equipment:

	January 31, 2012	July 31, 2011
	(in thousands)
Long-lived assets:
United States	$17,519	$18,820
Singapore	438	559
Philippines	282	371
All other countries	963	1,077

Total long-lived assets	$19,202	$20,827

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. RESTRUCTURING

In the year ended July 31, 2009, the Company vacated certain facilities in an effort to consolidate operations and align the Company’s capacity after the merger with Credence. As of January 31, 2012 and 2011, the accrual for the previously restructured facility leases includes $2.9 million and $3.9 million, respectively, of long-term payments to be made for the remainder of the respective lease terms, the longest of which is through 2017. This liability is included in other long term liabilities on the Company’s consolidated balance sheets. The remainder of the accrual of $1.3 million and $1.3 million, respectively, is included in other accrued expenses on the Company’s consolidated balance sheets for each period presented.

During the three months ending January 31, 2012, the Company exercised an early termination clause in one of its North American facility leases and vacated the facility. Consequently, the Company recorded a liability for severance costs for headcount reductions, as well as for its remaining obligation under the lease, including a termination fee for triggering the early termination clause. The total restructuring expense recorded related to this action was $0.1 million.

During the quarter ending October 31, 2011, the Company extended the sublease assumptions for its previously restructured facilities which increased the accrued restructuring liability by $0.1 million.

The cash paid for the six months ended January 31, 2012 and 2011 represents lease payments for the Company’s previously restructured facilities, offset by sublease income from subleases.

The following table sets forth the Company’s restructuring accrual activity for the six months ended January 31, 2012 and January 31, 2011 (in thousands):

	Severance Costs	Facility Leases	Total
Balance July 31, 2011	$6	$4,761	$4,767
Additions to expense	107	80	187
Accretion	—	82	82
Cash paid	(6)	(749)	(755)

Balance January 31, 2012	$107	$4,174	$4,281

	Severance Costs	Facility Leases	Total
Balance July 31, 2010	$84	$5,810	$5,894
Additions to expense	—	116	116
Accretion	—	46	46
Cash paid	(14)	(800)	(814)

Balance January 31, 2011	$70	$5,172	$5,242

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the Company’s financial position, results of operations or cash flows.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations in the aggregate is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2012 or July 31, 2011.

Subject to certain limitations, the Company indemnifies its current and former officers and directors in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of January 31, 2012 or July 31, 2011.

The Company had approximately $18.7 million and $9.6 million, respectively, of non-cancelable inventory commitments with outsourced suppliers as of January 31, 2012 and July 31, 2011. The Company expects to consume the inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment. Minimum lease payments under non-cancelable leases at January 31, 2012, are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2012	$2,678
2013	4,898
2014	4,556
2015	4,054
2016	3,802
Thereafter	6,409

Total minimum lease payments	$26,397

6. ACCRUED EXPENSES

Other accrued expenses consisted of the following at January 31, 2012 and July 31, 2011:

	(in thousands)
	January 31, 2012	July 31, 2011
Accrued compensation	$6,723	$10,340
Warranty reserve	1,405	2,281
Accrued restructuring	1,336	1,350
Accrued income, VAT and local taxes	955	1,274
Accrued professional fees	693	964
Accrued vendor liability	288	2,442
Other accrued expenses	5,704	6,026

Total accrued expenses	$17,104	$24,677

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of January 31, 2012 and as of July 31, 2011:

	000000000000	000000000000	000000000000	000000000000
		Fair Value Measurements at Reporting Date Using (in thousands)
January 31, 2012	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$40,433	$39,510	$923	$—
Marketable securities (2)	97,173	8,639	88,534	—

Total Assets	$137,606	$48,149	$89,457	$—

	000000000000	000000000000	000000000000	000000000000
July 31, 2011	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$123,198	$122,698	$500	$—
Marketable securities (2)	35,419	10,031	25,388	—

Total Assets	$158,617	$132,729	$25,888	$—

Accrued expenses (Foreign exchange contract (3)	$187	$—	$187	$—

Total Liabilities	$187	$—	$187	$—

(1)	Cash and cash equivalents as of January 31, 2012 and July 31, 2011 includes cash held in operating accounts of approximately $35.7 million and $10.9 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities as of January 31, 2012 and July 31, 2011 exclude approximately $6.1 million and $4.0 million, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.
(3)	Accrued expenses as of July 31, 2011 include a derivative not designated as a hedging arrangement related to a foreign exchange contract of approximately $0.2 million.

The carrying value of accounts receivable, prepaid expenses and accounts payable approximates fair value due to their short-term nature.

There were no assets or liabilities measured at fair value on a non-recurring basis requiring valuation disclosures as of January 31, 2012 or as of July 31, 2011.

8. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program for up to $25 million worth of shares of the Company’s common stock. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. During the three and six months ended January 31, 2012, the Company repurchased 226,710 shares for $1.2 million and 1,121,600 shares for $6.1 million, respectively.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adoption of this revised standard on its financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in Part I. Item 1 in this quarterly report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” in the Company’s Annual Report filed on Form 10-K with the SEC on October 14, 2011 and those appearing elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s estimates and analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

On March 20, 2012 we expect to launch a new test product that we believe will enable us to target the digitally-centric application specific standard product (or ASSP) device market that previously had not been a focus of ours. We believe our new test product for digitally-centric ASSP devices, which are primarily used in mobility applications, will be a new source of revenue growth for us as we enter the next semiconductor cycle.

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2011 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we invest significant amounts in engineering and product development to design and enhance our tester platforms throughout the semiconductor business cycle. During periods of industry weakness, we implement cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs preserve our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. For the three and six months ended January 31, 2012 engineering and product development expense was $12.4 million or 51.3% of net sales and $25.3 million or 43.7% of net sales as compared to $12.9 million or 24.5% of net sales and $25.9 million or 20.2% of net sales for the three and six months ended January 31, 2011.

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

We are also exposed to the risks associated with the volatility of the U.S. and global economies. The lack of visibility regarding whether or when there will be sustained growth periods for the sale of electronic goods and information technology equipment, and uncertainty regarding the amount of sales, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the U.S. and global economies may materially and adversely affect our business, financial condition and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of a slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

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

A summary of those accounting policies and estimates that we believe to be most critical to fully understand and evaluate our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and related disclosures in Part I, Item 1 and elsewhere in this Form 10-Q.

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

For the three months and six months ended January 31, 2012 we recorded sales of $1.1 million and $5.3 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.2 million and $1.2 million for the three months and six months ended January 31, 2012, related to these sales.

For the three months and six months ended January 31, 2011 we recorded sales of $2.4 million and $4.9 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $1.1 million and $1.4 million for the three months and six months ended January 31, 2011, related to these sales.

As of January 31, 2012 and July 31, 2011, our inventory of $28.4 million and $21.1 million, respectively, is stated net of inventory reserves of $42.3 million and $43.0 million, respectively, and primarily consists of Sapphire, X-Series, ASL, and Diamond products.

Income Taxes

In accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. We established valuation allowances when necessary to reduce deferred taxes to the amount we expect to be realized.

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance totaled $194.5 million and $223.4 million as of July 31, 2011 and July 31, 2010, respectively, a decrease of $28.9 million. The decrease in our valuation allowance compared to the prior year was primarily due to (i) a decrease in deferred tax assets associated with state net operating loss and credit carryforwards that are subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code (IRC) and (ii) a decrease in deferred tax assets associated with an accounting method change for spares.

We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of the merger and IRC Section 382 guidance, the future utilization of our net operating loss deductions will be significantly limited.

Valuation of Goodwill

In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other, (“ASC 350”), we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As of January 31, 2012 and July 31, 2011 the fair value of our reporting unit exceeded the carrying value of the reporting unit’s net assets and therefore no impairment exists as of those dates.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, (“ASC 360”), we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. As of January 31, 2012 and July 31, 2011 there were no indicators that required us to conduct a recoverability test as of these dates.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest, and typically have a contractual maturity of ninety days or less. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. The volatility of the industries that we serve can cause certain of our customers to experience shortages of cash, which can impact their ability to make required payments. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. We maintain an allowance for doubtful accounts for potential credit losses based upon our assessment of the expected collectability of all accounts receivable. We review the allowance for doubtful accounts periodically to assess the adequacy of the allowances. In any circumstances in which we are aware of a customer’s inability to meet its financial obligations, we provide an allowance, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation and our historical experience. If circumstances change, and the financial condition of our customers were adversely affected resulting in their inability to meet their financial obligations to us, we may need to record additional allowances. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

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

	Statement of Operations
	Three Months Ended January 31,		Six Months Ended January 31,
	(in thousands)
	2012	2011	2012	2011
Net sales	$24,082	$52,549	$57,834	$128,196
Cost of sales	13,202	21,126	28,917	49,527

Gross profit	10,880	31,423	28,917	78,669
Engineering and product development expenses	12,364	12,895	25,280	25,874
Selling, general and administrative expenses	8,346	12,691	17,667	25,856
Amortization of purchased intangible assets	791	1,490	1,582	2,980
Restructuring	141	—	187	116

Income (loss) from operations	(10,762)	4,347	(15,799)	23,843
Other income (expense):
Interest expense	(42)	(63)	(82)	(145)
Investment income	246	84	384	153
Other income	199	190	352	394

Income (loss) before provision for (benefit from) income taxes	(10,359)	4,558	(15,145)	24,245
Net benefit from income taxes	(671)	(147)	(549)	(135)

Net income (loss)	$(9,688)	$4,705	$(14,596)	$24,380

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.8	40.2	50.0	38.6

Gross profit	45.2	59.8	50.0	61.4
Engineering and product development expenses	51.3	24.5	43.7	20.2
Selling, general and administrative expenses	34.6	24.2	30.6	20.2
Amortization of purchased intangible assets	3.3	2.8	2.7	2.3
Restructuring	0.6	—	0.3	0.1

Income (loss) from operations	(44.6)	8.3	(27.3)	18.6
Other income (expense):
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)
Investment income	1.0	0.2	0.6	0.1
Other income	0.8	0.3	0.6	0.3

Income (loss) before provision for (benefit from) income taxes	(43.0)	8.7	(26.2)	18.9
Net benefit from income taxes	(2.8)	(0.3)	(1.0)	(0.1)

Net income (loss)	(40.2)%	9.0%	(25.2)%	19.0%

Three and Six Months Ended January 31, 2012 Compared to the Three and Six Months Ended January 31, 2011

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services. Net sales for the three months ended January 31, 2012 decreased 54.1% to $24.1 million as compared to $52.5 million in the same quarter of the prior year. Net sales for the six months ended January 31, 2012 decreased 54.9% to $57.8 million as compared to $128.2 million for the same six month period of the prior year. The decrease in net sales in the three and six months ended January 31, 2012 as compared to the same periods in the prior year was due to continued industry-wide weakness across all market segments. There was also lower demand from certain customers whose current utilization rates on existing test equipment are below capacity which has put pressure on their capital spending. We are unable to predict when the industry demand will strengthen, and to what degree it will, however we believe the current fiscal quarter’s revenues represent the bottom of the industry cycle.

Net service sales, included in net sales, accounted for $9.1 million, or 37.6% of net sales, and $10.9 million, or 20.7% of net sales, for the three months ended January 31, 2012 and 2011, respectively, and $18.8 million or 32.6% of net sales, and $21.3 million or 16.6% of net sales for the six months ended January 31, 2012 and 2011, respectively. The decrease in service revenue was primarily the result of increased reliability of our products and a lower cost product which reduces the demand for service because customers are more apt to replace legacy product than contract for service.

Geographically, sales to customers outside of the United States were 70.5% and 84.0% of net sales for the three months ended January 31, 2012 and 2011, respectively, and 71.4% and 84.0% of net sales for the six months ended January 31, 2012 and 2011, respectively.

Gross profit. Gross profit was $10.9 million or 45.2% of net sales in the three months ended January 31, 2012, as compared to $31.4 million or 59.8% of net sales in the same quarter of the prior year. For the six months ended January 31, 2012, the gross profit was $28.9 million or 50.0% of net sales as compared to $78.7 million or 61.4% of net sales for the six months ended January 31, 2011. The decrease in gross profit for the three and six months ended January 31, 2012 as compared to January 31, 2011 was in line with our target gross margin model at this revenue level, and was primarily driven by the approximately 54% reduction in revenue for all periods presented, partially offset by lower variable costs.

Engineering and product development expenses. Engineering and product development expenses were $12.4 million, or 51.3% of net sales, in the three months ended January 31, 2012, as compared to $12.9 million, or 24.5% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2012, engineering and product development expenses were $25.3 million or 43.7% of net sales, compared to $25.9 million or 20.2% of net sales for the six months ended January 31, 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses were $8.3 million, or 34.6% of net sales, in the three months ended January 31, 2012, as compared to $12.7 million, or 24.2% of net sales, in the same quarter of the prior year. For the six months ended January 31, 2012, selling, general and administrative expenses were $17.7 million or 30.6% of net sales as compared to $25.9 million or 20.2% of net sales for the six months ended January 31, 2011. The decrease in selling, general, and administrative expenses, on a dollar basis, for the three and six months ended January 31, 2012 as compared to the same periods ending January 31, 2011, was primarily driven by a decrease in variable expenses that are tied to revenue and net income such as commissions and profit share expense as a result of aforementioned decrease in revenue in profits. Also, the three and six month periods ending January 31, 2011 included merger-related fees that did not recur in the three and six months ending January 31, 2012.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $0.8 million or 3.3% of net sales for the three months ended January 31, 2012 as compared to $1.5 million or 2.8% of net sales for the same quarter of the prior year. For the six months ended January 31, 2011, amortization associated with these assets was $1.6 million or 2.7% of net sales as compared to $3.0 million or 2.3% of net sales for the six months ended January 31, 2011. The underlying intangible assets relate to acquired technology and customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years based on their expected pattern of use.

Restructuring. Restructuring expense was $0.1 million for the three months ended January 31, 2012 and $0.2 million for the six months ended January 31, 2012, as compared to $0.1 million for the same periods ending January 31, 2011. The expense recorded during the three months ended January 31, 2012, related to severance for headcount reductions, lease termination costs and remaining lease payments resulting from the closing of a North American facility.

Interest expense. Interest expense was less than $0.1 million for the three months ended January 31, 2012 and 2011, respectively. For the six months ended January 31, 2012, interest expense was less than $0.1 million compared to $0.1 million for the same period in 2011. Interest expense is composed of accretion for the difference between the net present value and the estimated future value of our facility restructuring liability.

Investment income. Investment income was $0.2 million and $0.4 million for the three and six months ended January 31, 2012, as compared to less than $0.1 million and $0.2 million for the three and six months ended January 31, 2011. Investment income continues to be minimal, due to low interest rates available in the current financial markets.

Net benefit from income taxes. We recorded an income tax benefit of ($0.7) million for the three months ended January 31, 2012, as compared to a benefit of ($0.1) million recorded for the three months ended January 31, 2011. The benefits were primarily due to the release of income tax reserves due to statute of limitation expirations.

As of January 31, 2012 and July 31, 2011, the total liability for unrecognized income tax benefits was $8.6 million and $9.1 million, respectively, (of which $4.9 million and $5.3 million, if recognized, would impact our income tax rate and are recorded in other long-term liabilities on our consolidated balance sheets).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to ensure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income (loss). Net loss was $9.7 million, or $(0.20) per basic and diluted share, in the three months ended January 31, 2012, as compared to net income of $4.7 million, or $0.10 per basic share and $0.09 per diluted share, in the same quarter of the prior year. For the six months ended January 31, 2012, our net loss was $14.6 million, or $(0.30) per basic and diluted share, as compared to net income of $24.4 million or $0.49 per basic and diluted share for the six months ended January 31, 2011 as a result of the aforementioned decrease in revenue and profits.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the six months ending January 31, 2012 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2011	$162.6
Repurchases of common stock	(6.1)
Capital expenditures	(1.8)
Other cash used in operations	(11.0)

Cash and cash equivalents and marketable securities at January 31, 2012	$143.7

As of January 31, 2012, we had $143.7 million in cash, cash equivalents and marketable securities and net working capital of $168.3 million, as compared to $162.6 million of cash, cash equivalents and marketable securities and $185.7 million of net working capital at July 31, 2011. The decrease in the cash, cash equivalents and marketable securities was primarily due to repurchases of common stock of $6.1 million for the six months ended January 31, 2012 and other uses of cash in operations.

Accounts receivable from trade customers, net of allowances, was $20.8 million at January 31, 2012, as compared to $42.6 million at July 31, 2011. Accounts receivable decreased in the six months ending January 31, 2012 primarily due to decreasing revenue. The allowance for doubtful accounts was less than $0.1 million, or 0.2% of gross trade accounts receivable, at January 31, 2012 and July 31, 2011.

Accounts receivable from other sources, principally amounts due from vendors, increased to $0.7 million at January 31, 2012, from the July 31, 2011 balance of $0.4 million, primarily due to the timing of and an increase in the number of test systems sold to contract manufacturers in the six months ending January 31, 2012.

Prepaid expenses and other current assets decreased by $0.8 million to $3.6 million at January 31, 2012 as compared to $4.4 million at July 31, 2011 primarily due to the timing of prepaid insurance premiums and maintenance contract renewals, taxes and value added tax refunds.

As of January 31, 2012, future cash payments related to severance from restructuring actions are $0.1 million and are expected to be paid out within 12 months.

Capital expenditures totaled approximately $1.8 million for the six months ended January 31, 2012, as compared to $3.0 million for the six months ended January 31, 2011. Capital expenditures for the six months ended January 31, 2012 and January 31, 2011 were composed primarily of capital related to certain engineering projects and tester spare parts to support a larger installed base of test equipment.

We had $9.1 million in net cash used in operating activities for the six months ended January 31, 2012, as compared to net cash provided by operating activities of $35.7 million for the six months ended January 31, 2011. The net cash used in operating activities for the six months ended January 31, 2012 was primarily related to our net loss of $14.6 million, offset by non-cash items, principally depreciation and amortization and stock based compensation, of approximately $7.6 million and an increase in working capital of $2.2 million. The net cash provided by operating activities for the six months ended January 31, 2011 was primarily related to our net income of $24.4 million, as adjusted for non-cash items, principally depreciation and amortization and stock based compensation, of approximately $11.7 million, slightly offset by an increase in working capital of $0.4 million.

We had $66.5 million in net cash used in investing activities for the six months ended January 31, 2012 as compared to net cash used in investing activities of $19.6 million for the six months ended January 31, 2011. The net cash used in investing activities for the six months ended January 31, 2012 was primarily related to $81.0 million of purchases of available-for-sale securities and $7.9 million in purchases of held-to-maturity securities, $1.8 million of purchases of property and equipment, offset by $18.4 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities. Approximately $53.0 million of the $88.9 million of security purchases related to a transfer of money market funds into longer duration marketable securities to take advantage of more favorable investments yields. The net cash used in investing activities for the six months ended January 31, 2011 was primarily related to $13.7 million of purchases of available-for-sale securities and $11.1 million in purchases of held-to-maturity securities, $3.0 million of purchases of property and equipment, offset by $5.0 million of proceeds from sales and maturities of available-for-sale securities and $3.2 million of proceeds from held-to-maturity securities.

We had $6.7 million in net cash used in financing activities for the six months ended January 31, 2012 as compared to net cash used in financing activities of $0.5 million for the six months ended January 31, 2011. The net cash used in financing activities for the six months ended January 31, 2012 was primarily related to the repurchase of our common stock and payments of tax withholdings for vested restricted stock units, offset by proceeds from stock option exercises and shares issued from the employee stock purchase plan. The net cash used in financing activities for the six months ended January 31, 2011 was primarily related to payments of tax withholdings for vested restricted stock units, offset by proceeds from stock option exercises and shares issued from the employee stock purchase plan.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our rental properties and other operating leases and inventory purchase commitments.

The aggregate outstanding amount of our contractual obligations was $45.2 million as of January 31, 2012. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of the date of this filing and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2012	2013-2014	2015-2016	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$26,397	$2,678	$9,454	$7,856	$6,409
Inventory commitments	18,710	18,710	—	—	—
Severance	107	107	—	—	—

Total Contractual Obligations	$45,214	$21,495	$9,454	$7,856	$6,409

Off-Balance Sheet Arrangements

As of January 31, 2012 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are party to legal proceedings in the course of our business. We do not, however, expect such legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

As previously reported, on April 19, 2011, we received a demand letter pursuant to Massachusetts General Laws ch. 156D, § 7.42 sent on behalf of Joel Krieger, a purported LTX-Credence shareholder, whose putative class action complaint, Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed on December 3, 2010 in the Superior Court for the Commonwealth of Massachusetts, was dismissed. The letter demanded that we commence legal proceedings against the Company’s directors and senior officers for breaches of their fiduciary duties, gross negligence and mismanagement, waste of corporate assets, and abuse of control, all arising out of our pursuit of a merger transaction with Verigy. On October 12, 2011 the independent members of our Board of Directors determined that pursuing the claims asserted in the demand letter was not in our best interest. In January 2012 counsel to Mr. Krieger informed us that Mr. Krieger would no longer pursue the demand or the claims therein at this time.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report that was filed on Form 10-K for the year ended July 31, 2011. For a discussion of such risks refer to Item 1A, Risk Factors, contained in our 2011 Annual Report on Form 10-K as filed with the SEC on October 14, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of common stock made by us during the quarter ended January 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximately Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
11/1/2011 – 11/30/2011	125,410	$5.36	125,410	$19,488,743
12/1/2011 – 12/31/2011	101,300	$5.58	101,300	$18,922,781
1/1/2012 – 1/31/2012	—	$—	—	$—

Total	226,710	$5.47	226,710	$18,922,781

(1)	On September 15, 2011, the board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: March 9, 2012	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.