Form 10-Q
period 2012-04-30
LTX-CREDENCE CORP
filed 2012-06-08
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2012
Common Stock, $0.05 par value per share	48,976,634 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2012	July 31, 2011
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$35,339	$123,198
Marketable securities	101,520	39,417
Accounts receivable—trade, net of allowances of $39 and $40	28,658	42,646
Accounts receivable—other	268	408
Inventories	28,591	21,145
Prepaid expenses and other current assets	3,809	4,368

Total current assets	198,185	231,182
Property and equipment, net	18,742	20,827
Intangible assets, net	3,944	6,317
Goodwill	43,030	43,030
Other assets	1,229	759

Total assets	$265,130	$302,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,656	$15,232
Accrued expenses	18,197	24,677
Deferred revenue	5,559	5,589

Total current liabilities	34,412	45,498
Other long-term liabilities	14,500	15,897
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	2,453	2,480
Additional paid-in capital	752,715	756,046
Accumulated other comprehensive income	121	41
Accumulated deficit	(539,071)	(517,847)

Total stockholders’ equity	216,218	240,720

Total liabilities and stockholders’ equity	$265,130	$302,115

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net product sales	$21,753	$48,435	$60,761	$155,340
Net service sales	9,084	10,230	27,910	31,520

Net sales	30,837	58,665	88,671	186,860
Cost of sales	15,024	22,203	43,941	71,730

Gross profit	15,813	36,462	44,730	115,130
Engineering and product development expenses	12,223	13,314	37,503	39,188
Selling, general and administrative expenses	8,829	11,755	26,496	37,611
Amortization of purchased intangible assets	791	1,490	2,372	4,471
Restructuring	739	248	926	363

Income (loss) from operations	(6,769)	9,655	(22,567)	33,497
Other income (expense):
Interest expense	(47)	(112)	(129)	(257)
Investment income	266	96	650	255
Other income, net	15	13,687	366	14,076

Income (loss) before provision for (benefit from) income taxes	(6,535)	23,326	(21,680)	47,571
Provision for (benefit from) income taxes	93	(295)	(456)	(430)

Net income (loss)	$(6,628)	$23,621	$(21,224)	$48,001

Net income (loss) per share:
Basic	$(0.14)	$0.48	$(0.43)	$0.97
Diluted	$(0.14)	$0.47	$(0.43)	$0.96
Weighted-average common and common equivalents shares used in computing net income (loss) per share:
Basic	49,017	49,491	49,156	49,348
Diluted	49,017	50,368	49,156	50,240
Comprehensive income (loss):
Net income (loss)	$(6,628)	$23,621	$(21,224)	$48,001
Unrealized gain (loss) on marketable securities	(13)	(1)	80	(3)

Comprehensive income (loss)	$(6,641)	$23,620	$(21,144)	$47,998

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,224)	$48,001
Add (deduct) non-cash items:
Stock-based compensation	3,435	2,851
Depreciation and amortization	8,352	13,434
Restructuring	926	363
Other	1,535	406
Changes in operating assets and liabilities:
Accounts receivable	13,570	3,584
Inventories	(8,937)	(752)
Prepaid expenses	595	(1,030)
Other assets	—	(509)
Accounts payable	(4,576)	(835)
Accrued expenses	(8,108)	(4,215)
Deferred revenue	(31)	(3,123)

Net cash (used in) provided by operating activities	(14,463)	58,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	53,536	18,836
Proceeds from sales and maturities of held-to-maturity securities	5,750	3,200
Purchases of available-for-sale securities	(112,229)	(20,336)
Purchases of held-to-maturity securities	(10,678)	(15,187)
Purchases of property and equipment	(2,485)	(3,716)

Net cash used in investing activities	(66,106)	(17,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(6,077)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,128)	(658)
Proceeds from shares issued from employees’ stock purchase plan	397	320

Net cash used in financing activities	(6,808)	(338)
Effect of exchange rate changes on cash and cash equivalents	(482)	666

Net (decrease) increase in cash and cash equivalents	(87,859)	41,300
Cash and cash equivalents at beginning of period	123,198	74,978

Cash and cash equivalents at end of period	$35,339	$116,278

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides market-focused, cost-optimized automated test equipment (ATE) solutions. The Company designs, manufactures, markets and services ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use its equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and power management in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems. The Company is headquartered and has a development facility in Norwood, Massachusetts, development facilities in Milpitas, California and Beaverton, Oregon, and sales and service facilities located across the world to support its customer base.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2011. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three or nine months ended April 30, 2012 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2012.

These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 830, Foreign Currency Matters. The subsidiaries’ functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of Other income, net, and were not significant for the three or nine months ended April 30, 2012 or 2011.

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

The notional amount and market amount of the foreign currency forward contract was $4.6 million and $4.8 million, respectively, at July 31, 2011. During the nine months ended April 30, 2012, the Company’s foreign currency forward contract expired. The following table summarizes the fair value of the derivative instrument as of July 31, 2011 and reflects the expiration of the derivative instrument as of April 30, 2012:

Derivatives not designated as hedging instruments:	Balance Sheet Location	April 30, 2012	July 31, 2011
		(in thousands)
Foreign exchange contract	Other accrued expenses	$—	$187

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

Engineering and Product Development Costs

The Company expenses all engineering and product development costs as incurred. Expenses subject to capitalization in accordance with the FASB ASC Topic 985, Software, relating to certain software development costs, were insignificant for the three and nine months ended April 30, 2012 and 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. These costs, when included in the sales price charged for products, are recognized in net sales. Shipping and handling costs were insignificant for the three and nine months ended April 30, 2012 and 2011, respectively.

Income Taxes

The provision for (benefit from) income taxes relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe and the release of reserves due to statute of limitation expirations. The Company recorded an income tax provision/(benefit) of $0.1 million and ($0.5) million, respectively, for the three and nine months ended April 30, 2012 related to the release of reserves due to statute of limitations expirations. For the three and nine months ended April 30, 2011, the Company recorded an income tax benefit of ($0.3) million and ($0.4) million primarily due to the receipt of an income tax refund in the United States.

As of April 30, 2012 and July 31, 2011, the Company’s total liability for unrecognized income tax benefits was $8.6 million and $9.1 million, respectively, (of which $4.8 million and $5.3 million, respectively, if recognized, would impact the Company’s income tax rate and are recorded in other long-term liabilities on the Company’s consolidated balance sheet). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of April 30, 2012 and July 31, 2011, the Company had accrued approximately $1.1 million and $1.3 million, respectively, for potential payment of accrued interest and penalties.

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

Accounting for Stock-Based Compensation

The Company maintains and has made awards that remain outstanding under various stock-based compensation plans, including the Company’s 2010 Stock Plan, as amended on November 26, 2010 (“2010 Plan”), the Company’s 2004 Stock Plan, the Company’s 2001 Stock Plan, the Company’s 1999 Stock Plan, and the Company’s 1993 Stock Plan. In addition, the Company assumed and has made awards that remain outstanding under the StepTech, Inc. Stock Option Plan as part of its acquisition of StepTech, Inc. (“StepTech”) and the Credence 2005 Stock Incentive Plan in connection with its acquisition of Credence. The Company can only grant new awards under the 2010 Plan.

The Company recognizes stock-based compensation expense for its equity awards in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of each service based award on a straight-line basis over the vesting period of such award. The Company recorded stock-based compensation expense of approximately $0.9 million and $3.4 million for the three and nine months ended April 30, 2012, respectively, and $0.9 million and $2.9 million, respectively, for the three and nine months ended April 30, 2011, in connection with its share-based payments.

The Company granted 117,500 restricted stock unit awards during the three months ended April 30, 2012, all of which are service-based and vest over four years, 25% per year.

The Company granted 72,000 restricted stock unit awards during the three months ended January 31, 2012, all of which are service-based and vest in one year.

The Company granted 737,100 restricted stock unit awards during the three months ended October 31, 2011, all of which are service-based and have four year vesting terms.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company generally offers a warranty for all of its products, the standard terms and conditions of which are based on the product sold and the customer. For all tester products sold, the Company accrues a liability for the estimated cost of standard warranty at the time of tester shipment and defers the portion of product revenue attributed to the estimated selling price of non-standard warranty. Costs for non-standard warranties are expensed as incurred. Factors that impact the expected product warranty liability include the number of installed testers, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded product warranty liability and adjusts it as necessary.

The following table shows the change in the product warranty liability, as required by FASB ASC Topic 460, Guarantees, for the nine months ended April 30, 2012 and 2011:

	Nine Months Ended April 30,
Product Warranty Activity	2012	2011
	(in thousands)
Balance at beginning of period	$2,281	$4,398
Warranty expenditures for current period	(2,426)	(6,441)
Changes in liability related to pre-existing warranties	60	(257)
Provision for warranty costs in the period	1,658	5,145

Balance at end of period	$1,573	$2,845

Net income (loss) per share

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income (loss)	$(6,628)	$23,621	$(21,224)	$48,001
Basic EPS:
Weighted average shares outstanding	49,017	49,491	49,156	49,348
Basic EPS	$(0.14)	$0.48	$(0.43)	$0.97
Diluted EPS:
Weighted average shares outstanding	49,017	49,491	49,156	49,348
Plus: impact of stock options and unvested restricted stock units	—	877	—	892

Weighted average common and common equivalents shares outstanding	49,017	50,368	49,156	50,240
Diluted EPS	$(0.14)	$0.47	$(0.43)	$0.96

For the three and nine months ended April 30, 2012 and 2011 stock options to purchase approximately 1.3 million shares and 1.5 million shares, respectively, of common stock were not included in the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 1.9 million restricted stock units for the periods ended April 30, 2012 in accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share. The calculation of diluted net income per share for the three and nine months ended April 30, 2011 also excludes the impact of conversion features of the Company’s Convertible Subordinated Notes that matured in May 2011, as including them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash. Marketable securities consist primarily of debt securities that are classified as available-for-sale and held-to-maturity, in accordance with FASB ASC Topic 320, Investments – Debt and Equity Securities. The Company also holds certain investments in commercial paper that it considers to be held to maturity, based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

Gross unrealized gains and losses for the three and nine months ended April 30, 2012 and 2011 were not significant. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. Realized gains, losses and interest are included in investment income in the Statements of Operations. The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other-than-temporary impairment losses recorded in the three and nine months ended April 30, 2012 or 2011.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2012	July 31, 2011
	(in thousands)
Purchased components and parts	$13,641	$11,313
Units-in-progress	4,619	2,080
Finished units	10,331	7,752

Total inventories	$28,591	$21,145

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2012 and July 31, 2011, inventory is stated net of inventory reserves of $41.8 million and $43.0 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of.

The Company had sales of $0.7 million and $5.9 million of previously reserved inventory for the three months and nine months ended April 30, 2012, respectively, which represents the gross cash received from the customer. The Company released reserves of $0.4 million and $1.5 million for the three months and nine months ended April 30, 2012, respectively, related to these sales.

The Company had sales of $8.3 million and $13.2 million of previously reserved inventory for the three months and nine months ended April 30, 2011, respectively, which represents the gross cash received from the customer. The Company released reserves of $2.0 million and $3.4 million for the three months and nine months ended April 30, 2011, respectively, related to these sales.

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

	(in thousands)		(in years)
	April 30, 2012	July 31, 2011	Estimated Useful Lives
Equipment spares	$55,270	$65,078	5 or 7
Machinery, equipment and internally manufactured systems	44,323	41,476	3-7
Office furniture and equipment	4,028	4,892	3-7
Purchased software	2,861	2,805	3
Land	2,524	2,524	—
Leasehold improvements	6,197	6,134	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	115,203	122,909
Less: accumulated depreciation and amortization	(96,461)	(102,082)

Property and equipment, net	$18,742	$20,827

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, the Company reviews whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, the Company re-evaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. As of April 30, 2012 and July 31, 2011 there were no indicators that required the Company to conduct a recoverability test as of those dates.

Goodwill and Other Intangibles

In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the implied fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the implied fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the implied fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of April 30, 2012 and July 31, 2011, the implied fair value of the goodwill of the Company’s reporting unit exceeded the Company’s carrying value of its net assets and therefore no impairment existed as of those dates.

The Company’s goodwill consists of the following:

Goodwill	April 30, 2012	July 31, 2011
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition with Step Tech Inc. (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

There was no change in the goodwill balance for the three or nine months ended April 30, 2012 or 2011.

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of April 30, 2012
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	2.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	14,460	1,540
Developed technology—Diamond	9.0	9,400	8,149	1,251
Maintenance agreements	7.0	1,900	747	1,153

Total intangible assets		$38,900	$34,956	$3,944

		As of July 31, 2011
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	2.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	12,945	3,055
Developed technology—Diamond	9.0	9,400	7,495	1,905
Maintenance agreements	7.0	1,900	543	1,357

Total intangible assets		$38,900	$32,583	$6,317

Intangible assets are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 2.4 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2012	$791
2013	1,583
2014	769
2015	396
Thereafter	405

Total	$3,944

3. SEGMENT REPORTING

In accordance with the provisions of FASB ASC Topic 280, Segment Reporting, the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three and nine months ended April 30, 2012 and 2011, along with its long-lived assets at April 30, 2012 and July 31, 2011, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Net sales:
United States	$7,309	$7,439	$23,828	$27,913
Philippines	6,149	11,309	14,805	50,708
Taiwan	6,532	13,396	14,298	42,768
Malaysia	4,108	2,485	6,914	8,720
China/Hong Kong	1,829	6,018	6,139	10,863
Singapore	786	8,389	4,335	18,321
All other countries (none greater than 10% of total)	4,124	9,629	18,352	27,567

Total Net Sales	$30,837	$58,665	$88,671	$186,860

Long-lived assets consist of property and equipment:

	April 30, 2012	July 31, 2011
	(in thousands)
Long-lived assets:
United States	$17,202	$18,820
Singapore	357	559
Philippines	193	371
All other countries	990	1,077

Total long-lived assets	$18,742	$20,827

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. RESTRUCTURING

In the year ended July 31, 2009, the Company vacated certain facilities in an effort to consolidate operations and align the Company’s capacity after the merger with Credence. As of April 30, 2012 and 2011, the accrual for the previously restructured facility leases was $3.7 million and $5.1 million, respectively. This includes $2.7 million and $3.7 million, respectively, of long-term payments to be made for the remainder of the respective lease terms, the longest of which is through 2017. This liability is included in other long term liabilities on the Company’s consolidated balance sheets. The remainder of the accrual of $1.0 million and $1.4 million, respectively, is included in other accrued expenses on the Company’s consolidated balance sheets as of April 30, 2012 and July 31, 2011, respectively.

During the nine months ending April 30, 2012, the Company reduced headcount in its global field service and applications engineering groups. The Company also exercised an early termination clause in one of its North America facility leases and vacated the facility. Consequently the Company recorded a liability for severance costs and other post-employment benefits for headcount reductions, as well as for its remaining obligation under the lease, including a termination fee for triggering the early termination clause. The total restructuring expense recorded related to these actions was approximately $0.9 million.

The restructuring accrual as of April 30, 2012 for severance costs includes approximately $0.1 million of stock-based compensation associated with outstanding equity awards that will vest in accordance with the recipients severance agreements. This liability will be marked to market each reporting period in accordance with the provisions of ASC 718 until the vesting date, which is within 12 months.

During the nine months ending April 30, 2011, the Company recorded a net restructuring expense of $0.4 million as a result of modifying its sublease assumptions and adjusting the liability for common area maintenance charges associated with the facilities vacated in 2009, offset by a reduction to accrued severance costs based on a change in estimate.

The net cash paid for restructuring expense during the nine months ended April 30, 2012 and 2011 represents cash severance costs, lease payments under the leases for the facilities vacated in 2009 and with respect to the nine months ended April 30, 2012 only, termination of leases in 2012, offset in each period by income from subleases.

The following table sets forth the Company’s restructuring accrual activity for the nine months ended April 30, 2012 and April 30, 2011 (in thousands):

Restructuring Activity	Severance Costs	Facility Leases	Total
Balance July 31, 2011	$6	$4,761	$4,767
Addition to expense	836	90	926
Accretion	—	135	135
Non-cash RSU Vesting (offset to additional paid-in capital)	(15)	—	(15)
Cash paid	(150)	(1,145)	(1,295)

Balance April 30, 2012	$677	$3,841	$4,518

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$677	$1,107	$1,784
Other long-term liabilities	—	$2,734	$2,734

	Severance Costs	Facility Leases	Total
Balance July 31, 2010	$84	$5,810	$5,894
Addition to expense	(24)	387	363
Accretion	—	100	100
Cash paid	(16)	(1,188)	(1,204)

Balance April 30, 2011	$44	$5,109	$5,153

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$44	$1,444	$1,488
Other long-term liabilities	$—	$3,665	$3,665

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the Company’s financial position, results of operations or cash flows.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations in the aggregate is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2012 or July 31, 2011.

Subject to certain limitations, the Company indemnifies its current and former officers and directors in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of April 30, 2012 or July 31, 2011.

The Company had approximately $17.8 million and $9.6 million, respectively, of non-cancelable inventory commitments with outsourced suppliers as of April 30, 2012 and July 31, 2011. The Company expects to consume the inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment. Minimum lease payments under non-cancelable leases at April 30, 2012, are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2012	$1,428
2013	5,335
2014	5,041
2015	4,449
2016	4,018
Thereafter	6,707

Total minimum lease payments	$26,978

6. ACCRUED EXPENSES

Other accrued expenses consisted of the following at April 30, 2012 and July 31, 2011:

	(in thousands)
	April 30, 2012	July 31, 2011
Accrued compensation	$7,101	$10,340
Warranty reserve	1,573	2,281
Accrued restructuring	1,784	1,350
Accrued taxes	1,028	1,274
Accrued professional fees	779	964
Accrued vendor liability	331	2,442
Other accrued expenses	5,601	6,026

Total accrued expenses	$18,197	$24,677

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of April 30, 2012 and as of July 31, 2011:

		Fair Value Measurements at Reporting Date Using (in thousands)
April 30, 2012	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$35,339	$34,974	$365	$—
Marketable securities (2)	98,727	2,472	96,255	—

Total Assets	$134,066	$37,446	$96,620	$—

July 31, 2011	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$123,198	$122,698	$500	$—
Marketable securities (2)	35,419	10,031	25,388	—

Total Assets	$158,617	$132,729	$25,888	$—

Accrued expenses (Foreign exchange contract (3)	$187	$—	$187	$—

Total Liabilities	$187	$—	$187	$—

(1)	Cash and cash equivalents as of April 30, 2012 and July 31, 2011 includes cash held in operating accounts of approximately $35.3 million and $10.9 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities as of April 30, 2012 and July 31, 2011 exclude approximately $2.8 million and $4.0 million, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.
(3)	Accrued expenses as of July 31, 2011 include a derivative not designated as a hedging arrangement related to a foreign exchange contract of approximately $0.2 million.

The carrying value of accounts receivable, prepaid expenses and accounts payable approximates fair value due to their short-term nature.

There were no assets or liabilities measured at fair value on a non-recurring basis requiring valuation disclosures as of April 30, 2012 or as of July 31, 2011.

8. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program for up to $25 million of shares of the Company’s common stock. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. Cumulatively, as of April 30, 2012, the Company has repurchased 1,121,600 shares of common stock for a total purchase price of $6.1 million.

2010 Plan

On November 5, 2010, the Company’s Board of Directors adopted, subject to shareholder approval, the Company’s 2010 Stock Plan, and subsequently amended it on November 26, 2010 (“2010 Plan”). Under the terms of the 2010 Plan, the Company may issue up to 4,800,000 shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the 2010 Plan. In addition, any unissued shares of the Company’s common stock, and any unused shares of the Company’s common stock as a result of termination, surrender, cancellation or forfeiture of outstanding awards under the Credence 2005 Plan, as amended and restated, and the LTX Corporation 2004 Plan (together the “Prior Plans”) will be available for grant under the 2010 Plan. The 2010 Plan was approved by the Company’s shareholders at the annual meeting on December 7, 2010. All future grants of equity awards will be made out of the 2010 Plan, and no additional grants will be made under the Prior Plans.

Reverse Stock Split

On September 15, 2010, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock, pursuant to a previously obtained stockholder authorization. The Company filed Restated Articles of Organization on September 30, 2010 in order to effect the reverse stock split, and on a post-split basis, to set the number of authorized shares of its common stock at 150,000,000. The Restated Articles of Organization were approved by the Company’s stockholders at the Special Meeting of Stockholders held on July 8, 2010.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU requires changes in presentation only and adoption of this update did not have material impact on the Company’s consolidated financial statements.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 in this quarterly report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, could, should, would, anticipates, expects, intends, plans, predicts, projects, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” in the Company’s Annual Report filed on Form 10-K with the SEC on October 14, 2011 and those appearing elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and reflect management’s estimates and analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We provide market-focused, cost-optimized automated test equipment (ATE) solutions. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are then incorporated in a wide range of products, including computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems, digital cameras and automobile electronics, and power management in portable and automotive electronics. We also sell hardware and software support and maintenance services for our test systems.

We focus our marketing and sales efforts on integrated device manufacturers (IDMs), outsource assembly and test providers, (OSATs), which perform manufacturing services for the semiconductor industry, and fabless companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of test systems and provide a global network of strategically deployed applications and support resources.

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

On March 20, 2012 we launched the Diamondx test product, that we believe will enable us to expand our addressable market into the digitally-centric application specific standard product (or ASSP) device market. We believe the new Diamondx test product for digitally-centric ASSP devices, which are primarily used in mobility applications, will be a new source of revenue growth for us as we enter the next semiconductor cycle.

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1997 through fiscal 2011 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we invest significant amounts in engineering and product development to design and enhance our tester platforms throughout the semiconductor business cycle. During periods of industry weakness, we implement cost reduction measures, such as the strict oversight and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating costs preserve our ability to fund critical engineering and product development efforts and continue to provide our customers with the levels of responsiveness and service they require. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our combined tester platforms to meet or exceed the cost and technical specifications required for the testing of advanced semiconductor devices. Our current investment in engineering and product development is focused on enhancements and additions to our product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate our tester platforms from the product offerings of our competitors.

We have transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. We believe that transforming product manufacturing costs into variable costs allows us to improve our performance in the highly cyclical semiconductor equipment industry.

We are exposed to the risks associated with the volatility of the U.S. and global economies. The lack of visibility regarding whether or when there will be sustained growth periods for the sale of electronic goods and information technology equipment, and uncertainty regarding the amount of sales, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the U.S. and global economies may materially and adversely affect our business, financial condition and results of operations. Our results of operations would also be adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of a slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

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

A summary of those accounting policies and estimates that we believe to be most critical to fully understand and evaluate our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and Notes and related disclosures in Part I, Item 1 in this quarterly report on Form 10-Q.

Revenue Recognition

Our revenue recognition policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in Part 1, Item 1 in this quarterly report on Form 10-Q. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance (if required) has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

For the three months and nine months ended April 30, 2012, we recorded sales of $0.7 million and $5.9 million, respectively, of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.4 million and $1.5 million for the three months and nine months ended April 30, 2012, respectively, related to these sales.

For the three months and nine months ended April 30, 2011, we recorded sales of $8.3 million and $13.2 million, respectively, of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $2.0 million and $3.4 million for the three months and nine months ended April 30, 2012, respectively, related to these sales.

As of April 30, 2012 and July 31, 2011, our inventory of $28.6 million and $21.1 million, respectively, is stated net of inventory reserves of $41.8 million and $43.0 million, respectively, and primarily consists of Sapphire, X-Series, ASL, Diamond, and Diamondx test products.

Income Taxes

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 740, Income Taxes (“ASC 740”), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. We established valuation allowances when necessary to reduce deferred taxes to the amount we expect to be realized.

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

We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of the merger with Credence Systems Corporation and IRC Section 382 guidance, the future utilization of our net operating loss deductions will be significantly limited.

Valuation of Goodwill

In accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As of April 30, 2012 and July 31, 2011, the fair value of our reporting unit exceeded the carrying value of the reporting unit’s net assets and therefore no impairment existed as of those dates.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with FASB ASC Topic 360, Property, Plant and Equipment (“ASC 360”), we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we reevaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value. As of April 30, 2012 and July 31, 2011, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Recent Accounting Pronouncements

See Note 9, Recent Accounting Pronouncements, in Notes to the Consolidated Financial Statements included in Part 1, Item 1 in this quarterly report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

Results of Operations

The following tables set forth for the periods indicated the principal items included in the Consolidated Statement of Operations in dollars and as percentages of net sales.

	$000,0000	$000,0000	$000,0000	$000,0000
	Statement of Operations
	Three Months Ended April 30,		Nine Months Ended April 30,
	(in thousands)
	2012	2011	2012	2011
Net sales	$30,837	$58,665	$88,671	$186,860
Cost of sales	15,024	22,203	43,941	71,730

Gross profit	15,813	36,462	44,730	115,130
Engineering and product development expenses	12,223	13,314	37,503	39,188
Selling, general and administrative expenses	8,829	11,755	26,496	37,611
Amortization of purchased intangible assets	791	1,490	2,372	4,471
Restructuring	739	248	926	363

Income (loss) from operations	(6,769)	9,655	(22,567)	33,497
Other income (expense):
Interest expense	(47)	(112)	(129)	(257)
Investment income	266	96	650	255
Other income, net	15	13,687	366	14,076

Income (loss) before provision for (benefit from) income taxes	(6,535)	23,326	(21,680)	47,571
Provision for (benefit from) income taxes	93	(295)	(456)	(430)

Net income (loss)	$(6,628)	$23,621	$(21,224)	$48,001

	$000,000	$000,000	$000,000	$000,000
	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.7	37.8	49.6	38.4

Gross profit	51.3	62.2	50.4	61.6
Engineering and product development expenses	39.6	22.7	42.3	21.0
Selling, general and administrative expenses	28.6	20.0	29.9	20.1
Amortization of purchased intangible assets	2.6	2.5	2.7	2.4
Restructuring	2.4	0.4	1.0	0.2

Income (loss) from operations	(21.9)	16.6	(25.5)	17.9
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.1)	(0.1)
Investment income	0.9	0.2	0.7	0.1
Other income	(0.0)	23.3	0.4	7.5

Income (loss) before provision for (benefit from) income taxes	(21.2)	39.9	(24.5)	25.4
Provision for (benefit from) income taxes	0.3	(0.5)	(0.5)	(0.2)

Net income (loss)	(21.5)%	39.9%	(24.0)%	25.6%

Three and Nine Months Ended April 30, 2012 Compared to the Three and Nine Months Ended April 30, 2011

Net sales. Net sales consist of semiconductor test equipment, system support and maintenance services. Net sales for the three months ended April 30, 2012 decreased 47.5% to $30.8 million as compared to $58.7 million in the same quarter of the prior year. Net sales for the nine months ended April 30, 2012 decreased 52.5% to $88.7 million as compared to $186.9 million for the same nine month period of the prior year. The decrease in net sales in the three and nine months ended April 30, 2012 as compared to the same periods in the prior year was primarily due to continued industry-wide weakness. The decrease was also driven in part by lower demand from certain customers whose current utilization rates on existing test equipment are below capacity which has put pressure on their capital spending.

Net service sales, included in net sales, accounted for $9.1 million, or 29.5% of net sales, and $10.2 million, or 17.4% of net sales, for the three months ended April 30, 2012 and 2011, respectively, and $27.9 million or 31.5% of net sales, and $31.5 million or 16.9% of net sales for the nine months ended April 30, 2012 and 2011, respectively. The decrease in service revenue is primarily the result of increased reliability of our products and the lower relative replacement cost of our products which reduces the demand for service because customers are more apt to replace legacy product with new product than contract for service.

Geographically, sales to customers outside of the United States were 76.3% and 87.3% of net sales for the three months ended April 30, 2012 and 2011, respectively, and 73.1% and 85.1% of net sales for the nine months ended April 30, 2012 and 2011, respectively.

Gross profit. Gross profit was $15.8 million or 51.3% of net sales in the three months ended April 30, 2012, as compared to $36.5 million or 62.2% of net sales in the same quarter of the prior year. For the nine months ended April 30, 2012, gross profit was $44.7 million or 50.4% of net sales as compared to $115.1 million or 61.6% of net sales for the nine months ended April 30, 2011. The decrease in aggregate gross profit for the three and nine months ended April 30, 2012 as compared to April 30, 2011 was in line with our target gross margin model at this revenue level, and was driven primarily by the approximately 53% reduction in revenue, partially offset by lower variable costs.

Engineering and product development expenses. Engineering and product development expenses were $12.2 million, or 39.6% of net sales, in the three months ended April 30, 2012, as compared to $13.3 million, or 22.7% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2012, engineering and product development expenses were $37.5 million or 42.3% of net sales, compared to $39.2 million, or 21.0% of net sales for the nine months ended April 30, 2011. The decrease in engineering and product development expenses for the three and nine months ended April 30, 2012 as compared to the three and nine months ended April 30, 2011 was principally due to lower fringe benefits, outside services, consulting fees and project costs that are based on the timing of and resources used for various engineering projects.

Selling, general and administrative expenses. Selling, general and administrative expenses were $8.8 million, or 28.6% of net sales, in the three months ended April 30, 2012, as compared to $11.8 million, or 20.0% of net sales, in the same quarter of the prior year. For the nine months ended April 30, 2012, selling, general and administrative expenses were $26.5 million or 29.9% of net sales as compared to $37.6 million or 20.1% of net sales for the nine months ended April 30, 2011. The decrease for the nine months ended April 30, 2012 was primarily driven by a decrease in variable expenses that are tied to revenue and net income, such as commissions and profit share expense as a result of the aforementioned decrease in revenue and profits. Also, the three and nine month periods ending April 30, 2011 included merger-related fees that did not recur in the three and nine months ending April 30, 2012.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $0.8 million or 2.6% of net sales for the three months ended April 30, 2012 as compared to $1.5 million or 2.5% of net sales for the same quarter of the prior year. For the nine months ended April 30, 2012, amortization associated with these assets was $2.4 million or 2.7% of net sales as compared to $4.5 million or 2.4% of net sales for the nine months ended April 30, 2011. The underlying intangible assets relate to acquired technology and customer and distributor relationships. These intangible assets acquired in the Credence merger are being amortized over their estimated useful lives of between one and nine years based on their expected pattern of use.

Restructuring. Restructuring expense was $0.7 million or 2.4% of net sales and $0.9 million or 1.0% of net sales for the three and nine months ended April 20, 2012, respectively, as compared to $0.2 million or 0.4% of net sales and $0.4 million or 0.2% of net sales for the same periods in the prior year. During the nine months ending April 30, 2012, we reduced headcount in our global field service and applications engineering groups. We also vacated two facilities in North America. The restructuring expense of $0.9 million recorded during this period includes severance and other post-employment benefits associated with these headcount reductions, as well as an early termination fee incurred upon vacating one of the facilities, and our remaining rent obligations under these leases.

Interest expense. Interest expense was less than $0.1 million for the three months ended April 30, 2012 and 2011, respectively. For the nine months ended April 30, 2012, interest expense was $0.1 million compared to $0.3 million for the same period in 2011. Interest expense is primarily composed of accretion for the difference between the net present value and estimated future value of our facility restructuring liability. For the periods ending April 30, 2011, interest expense also include interest on our Convertible Senior Subordinated Notes due May 2011, which had an interest note of 3.5% and carried a premium due at maturity of 7.5%.

Investment income. Investment income was $0.3 million and $0.1 million for the three months ended April 30, 2012 and 2011, respectively. For the nine months ended April 30, 2012, investment income was $0.7 million, compared to $0.3 million for the same period in 2011. Investment income continues to be minimal, due to low interest rates available in the current financial markets.

Other income, net. Other income was less than $0.1 million for the three months ended April 30, 2012 as compared to other income of $13.7 million for the three months ended April 30, 2011. For the nine months ended April 30, 2012, other income was $0.4 million as compared to $14.1 million for the same period in fiscal 2011. Other income for the three and nine months ended April 30, 2011 is primarily related to the receipt of the $15.0 million merger related break-up fee, partially offset by $1.3 million paid by us as part of our contractual obligation to our third party advisor.

Provision for (benefit from) income taxes. We recorded an income tax provision of $0.1 million for the three months ended April 30, 2012, as compared to a benefit of $(0.3) million recorded for the three months ended April 30, 2011. The benefits were primarily due to the receipt of an income tax refund in the United States. For the nine months ended April 30, 2012 we recorded a benefit of $(0.5) million related to the release of reserves due to statute of limitation expirations as compared to a benefit of $(0.4) million recorded for the nine months ended April 30, 2011 primarily due to the receipt of an income tax refund in the United States.

As of April 30, 2012 and July 31, 2011, the total liability for unrecognized income tax benefits was $8.6 million and $9.1 million, respectively, (of which $4.8 million and $5.3 million, respectively, if recognized, would impact our income tax rate and are recorded in other long-term liabilities on our consolidated balance sheets).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to ensure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income (loss). Net loss was $(6.6) million, or $(0.14) per basic and diluted share, in the three months ended April 30, 2012, as compared to net income of $23.6 million, or $0.48 per basic and $0.47 per diluted share, in the same quarter of the prior year. For the nine months ended April 30, 2012, our net loss was $(21.2) million, or $(0.43) per basic and diluted share, as compared to net income of $48.0 million or $0.97 per basic and $0.96 per diluted share for the nine months ended April 30, 2011, as a result of the aforementioned decrease in revenue and profits.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the nine months ending April 30, 2012 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2011	$162.6
Repurchases of common stock	(6.1)
Capital expenditures	(2.5)
Other cash uses	(17.1)

Cash and cash equivalents and marketable securities at April 30, 2012	$136.9

As of April 30, 2012, we had $136.9 million in cash, cash equivalents and marketable securities and net working capital of $163.8 million, as compared to $162.6 million of cash, cash equivalents and marketable securities and $185.7 million of net working capital at July 31, 2011. The decrease in the cash, cash equivalents and marketable securities was primarily due to uses of cash, primarily for operating activities, of $17.1 million, repurchases of common stock of $6.1 million and capital expenditures of $2.5 million in the nine months ended April 30, 2012.

Accounts receivable from trade customers, net of allowances, was $28.7 million at April 30, 2012, as compared to $42.6 million at July 31, 2011. Accounts receivable decreased in the nine months ending April 30, 2012 primarily due to decreasing revenue. The allowance for doubtful accounts was less than $0.1 million at April 30, 2012 and July 31, 2011, or 0.1% of gross trade accounts receivable in both periods.

As of April 30, 2012, future cash payments related to severance from restructuring actions are $0.5 million and are expected to be paid out within 12 months.

Capital expenditures totaled approximately $2.5 million for the nine months ended April 30, 2012, as compared to $3.7 million for the nine months ended April 30, 2011. Capital expenditures for both periods were composed primarily of capital related to certain engineering projects and tester spare parts to support a larger installed base of test equipment.

We had $14.5 million in net cash used in operating activities for the nine months ended April 30, 2012, as compared to net cash provided by operating activities of $58.2 million for the nine months ended April 30, 2011. The net cash used in operating activities for the nine months ended April 30, 2012 was primarily related to our net loss of $21.2 million, and an increase in working capital of $7.5 million, offset by non-cash items, principally depreciation and amortization and stock-based compensation, of approximately $14.2 million. The net cash provided by operating activities for the nine months ended April 30, 2011 was primarily related to our net income of $48.0 million, adjusted by non-cash items, principally depreciation and amortization and stock based compensation, of approximately $17.1 million, slightly offset by an increase in working capital of $6.9 million.

We had $66.1 million in net cash used in investing activities for the nine months ended April 30, 2012 as compared to net cash used in investing activities of $17.2 million for the nine months ended April 30, 2011. The net cash used in investing activities for the nine months ended April 30, 2012 was primarily related to $112.2 million of purchases of available-for-sale securities, $10.7 million in purchases of held-to-maturity securities, and $2.5 million of purchases of property and equipment, offset by $53.5 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities. Approximately $53.0 million of the $122.9 million of securities purchased relates to a transfer of money market funds into longer duration marketable securities to take advantage of more favorable investment yields. The net cash used in investing activities for the nine months ended April 30, 2011 was primarily related to $20.3 million of purchases of available-for-sale securities and $15.2 million of purchases of held-to-maturity securities, $3.7 million of purchases of property and equipment, offset by $18.8 million of proceeds from sales and maturities of available-for-sale securities, and $3.2 million of proceeds from sales and maturities of held-to-maturity securities.

We had $6.8 million in net cash used in financing activities for the nine months ended April 30, 2012 as compared to net cash used in financing activities of $0.3 million for the nine months ended April 30, 2011. The net cash used in financing activities for the nine months ended April 30, 2012 was primarily related to the repurchase of our common stock of $6.1 million and payments of tax withholdings for vested restricted stock units, partially offset by proceeds from stock option exercises of $1.1 million offset by proceeds from shares issued from the employee stock purchase plan of $0.4 million. The net cash used in financing activities for the nine months ended April 30, 2011 was primarily related to payments of tax withholdings for vested restricted stock units, partially offset by proceeds from stock option exercises of $0.7 million offset by proceeds from shares issued from the employee stock purchase plan of $0.3 million.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our rental properties and other operating leases and inventory purchase commitments.

The aggregate outstanding amount of our contractual obligations was $45.3 million as of April 30, 2012. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of the date of this filing and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2012	2013-2014	2015-2016	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$26,978	$1,428	$10,376	$8,467	$6,707
Inventory commitments	17,811	17,811	—	—	—
Severance	536	536	—	—	—

Total Contractual Obligations	$45,325	$19,775	$10,376	$8,467	$6,707

Off-Balance Sheet Arrangements

As of April 30, 2012 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

There were no repurchases of common stock made by us during the quarter ending April 30, 2012.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: June 8, 2012	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.