Form 10-K
period 2012-07-31
LTX-CREDENCE CORP
filed 2012-10-15
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Large Accelerated Filer    ☐                 Accelerated Filer    ☒                 Non-Accelerated Filer    ☐

Smaller Reporting Company Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $315,809,118.

Number of outstanding shares of Common Stock as of October 11, 2012:    47,746,597

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

LTX-CREDENCE CORPORATION

PART I

Item 1.	Business

Introduction

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides market-focused, cost-optimized automated test equipment (ATE) solutions for the semiconductor industry. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments of the semiconductor industry. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are incorporated in a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devises used in portable and automotive electronics. We also sell hardware and software support and maintenance services for its test systems.

We are headquartered and have a development facility in Norwood, Massachusetts. We also have other development facilities located in Milpitas, California, Beaverton, Oregon, and Armenia and sales and service facilities located across the world to support our customer base.

We focus our marketing and sales efforts on integrated device manufacturers (IDMs); outsource assembly and test providers (OSATs), which perform assembly and testing services for the semiconductor industry; and fabless companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of test systems and provide a global network of strategically deployed applications and support resources.

We were incorporated in Massachusetts in 1976. Our principal executive offices and global headquarters are located at 825 University Avenue, Norwood, Massachusetts 02062 and our telephone number is 781-461-1000. Our common stock trades on the NASDAQ Global Market under the symbol “LTXC.” The terms “LTX-Credence,” the “Company,” “we,” “our,” and “us” refer to LTX-Credence Corporation and its wholly owned subsidiaries unless the context otherwise indicates. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, in the “Investors” section of our website at www.ltxc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Reverse Stock-Split

On September 15, 2010, our Board of Directors approved a one-for-three reverse stock split of our common stock, pursuant to previously obtained stockholder authorization. The reverse stock split, which became effective at the close of business on September 30, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 147.2  million to approximately 49.2 million. All share and per share amounts herein are presented on a post-reverse split basis.

Industry Overview

Electronic products contain different types of integrated circuits (ICs). Each of these ICs has electrical circuitry that requires validation or testing during and after the manufacturing process. The final usability of an IC is determined by automated test equipment. The testing of devices containing ICs is a critical step during the semiconductor production process. Typically, semiconductor companies test each device at two different stages during the manufacturing process to ensure its functional and electrical performance prior to shipment to the device user. Semiconductor manufacturing companies use automated testing equipment to first test a device after it has been fabricated but before it has been packaged to eliminate non-functioning parts. Then, after the functioning devices are packaged, they are tested again to determine if they fully meet performance specifications. Testing is an important step in the manufacturing process because it allows devices to be fabricated at both maximum density and performance—a key to the competitiveness of semiconductor manufacturers. Shown below is a schematic depiction of the major steps in the semiconductor fabrication and test process.

Three primary factors ultimately drive demand for semiconductor test equipment:

•	increases in unit production of semiconductor devices;

•	increases in the complexity and performance level of devices used in electronic products; and

•	the emergence of next generation semiconductor device technologies.

Increases in unit production of semiconductor devices result primarily from the proliferation and increasing sophistication of personal and tablet computers and consumer electronics, the growth of the telecommunications industry, mobile communications and the mobile Internet and the resulting increase in the number of products that are able to access the internet, increases in broadband network access, the increased use of digital signal processing (DSP) devices, and the expansion of semiconductor devices in automotive and power management applications. These increases in unit production of semiconductor devices in turn lead to a corresponding increase in the need for test equipment.

Furthermore, demand continues to increase worldwide for smaller, more highly integrated electronic products. This has led to ever higher performance and increasing complexity of the semiconductor devices which operate and power these electronic products, which, in turn, results in a corresponding increase in the demand for equally sophisticated test equipment.

Finally, the introduction and adoption of new generations of end-user electronics products requires the development of new generations of semiconductor device technologies. For example, access to information has migrated from the stand-alone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the Internet, which is accessible from anywhere by a variety of new portable electronic communication products including laptop, notebook, or netbook computers, smartphones, or tablet communication devices. A critical enabling technology for this network and multimedia convergence is system-in-package (SIP) design technology, which combines several ICs in one semiconductor device package. SIP provides the benefits of lower cost, smaller size, higher performance and lower power consumption by combining advanced digital, analog and embedded memory IC technologies on a single device. Historically, the discrete technologies combined in SIP technology were only available on several separate semiconductor devices, each performing a specific function. By integrating these functions in a single semiconductor device package, SIP enables lower cost, smaller size, higher performance, and lower power consumption.

The increases in unit production of semiconductor devices, the increase in complexity of those devices, and, ultimately, the emergence of new semiconductor device technologies have mandated changes in the design, architecture and complexity of semiconductor test equipment. Semiconductor device manufacturers must be able to test the increasing volume and complexity of their devices in a reliable, cost-effective, efficient and flexible manner. However, the increased pace of technological change, together with the large capital investments required to achieve economies of scale with respect to testing capability, add to the challenges faced by semiconductor device designers and manufacturers.

The combination of ever increasing price pressure, demands for more powerful yet more efficient semiconductor devices and the fact that technology cannot always be integrated into SIP in a cost effective manner has led to the need for testing solutions that cover multiple segments of the semiconductor market. There is a need to maximize utilization on the semiconductor test floor and at the same time have the most cost effective test solution for various points or integration levels in technology. This requires a suite of test solution products that are optimized for both technology and cost for the segment they are addressing, thus maximizing efficiency and minimizing the overall cost of testing.

Business Strategy

Our objective is to be the leading supplier of market-focused cost-optimized ATE solutions for the wireless, computing, automotive and entertainment markets. Key elements of our business strategy include:

Advance our offering of market-focused, cost-optimized ATE solutions. We believe that providing a range of scalable test platforms targeted at the specific test requirements of individual market segments is the best approach to enable our customers to address the technical, business and cost requirements of their devices. Our customers’ focus on test costs demands this segment-focused approach. We are strongly positioned to address our customers’ requirements due to our cost-optimized and market-focused product development. We intend to leverage our proven technologies efficiently across our product platforms to accelerate the availability of new capabilities, with a focus on optimizing the cost of our solutions for the individual market segments we address.

Concentrate our sales, applications consulting, and service efforts on key accounts. We recognize that large, diversified IDMs and OSATs and certain fabless companies, purchase most of the world’s test equipment and that the level of support we are able to provide to them has a direct impact on future business. We believe that focusing our sales and support resources on these key semiconductor companies is the most efficient way to maximize revenue. Therefore, we have organized our sales, field service, and field applications organizations around these key companies and located our resources close to their facilities. This has helped us to increase our responsiveness to customers’ needs and has enabled us to develop collaborative relationships that help guide us in developing future testing solutions.

Further improve the flexibility of our business model. In order to focus our resources, improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a lean, flexible business model. Key to this business model is our decision to outsource substantially all of our manufacturing functions to third parties. Through strategic alliances, we have also outsourced certain distribution, repair and support functions. In addition, we engage contract employees to address periods of peak demand. Our business model allows us to maintain tight control over all expense items. We intend to continue to identify and implement programs which enhance our ability to meet customers’ needs while reducing fixed costs.

Product Strategy

Our product strategy is driven by our objective to be the leading supplier of market-focused, cost-optimized ATE solutions for the wireless, computing, automotive and entertainment markets. We concentrate on the technical, business and cost requirements of the core technologies within those markets, which include: precision analog, Application Specific Standard Product (ASSP) and Application Specific Integrated Circuit (ASIC), microcontroller, mobility radio frequency (“RF”), power management and mixed signal.

To address the divergent, segmented requirements of these technologies, we offer three segment focused, scalable product platforms to enable us to address our customers’ technical performance requirements, while at the same time providing cost-optimized solutions. This segment-focused approach allows prioritization of segment-specific test requirements, including:

•	Capital cost and zero-pin infrastructure cost

•	Equipment size and footprint

•	Instrument capability and scope

•	Applications functionality and usage

•	Multi-site test capability

Each of our three platforms addresses a specific market segment with relatively little overlap in capability and pricing. The Diamond platform offers high density packaging for low cost testing of microcontrollers and cost sensitive consumer and digital based ASSP and ASIC devices. The X-Series test platform offers configurations for optimal testing of analog based ASSP and ASIC, power, automotive, mixed signal, precision analog, and RF applications. The ASL platform is a market leader for testing linear, low-end mixed signal and power management devices.

Product Portfolio Overview

Our product portfolio consists of three segment focused, scalable platforms:

Diamond Platform

The Diamond platform offers high density packaging for low cost testing of microcontrollers and cost sensitive consumer and digital-based ASSP and ASIC devices. The Diamond platform leverages electronics integration and air-cooling to produce a compact form factor and utilizes high density technology in a variety of instruments for digital and mixed signal addressing embedded analog testing. It is used for engineering as well as wafer sort and final production testing. During the fiscal year ended July 31, 2012 (“fiscal 2012”), we introduced a new member of the Diamond platform, the Diamondx, specifically targeted at digital-based ASSP and ASIC devices.

X-Series Platform

The X-Series platform offers configurations for optimal testing of analog-based ASSP and ASIC, power, automotive, mixed signal and RF applications. The X-Series offers four scalable, compatible configurations, each using common instrumentation and software, to enable flexible deployment while optimizing capital investment. It offers a wide range of digital, analog, RF and DSP test hardware coupled with our software offerings to provide a flexible, scalable test environment that addresses the test requirements of complex mixed signal and RF devices on a single system.

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

Service

Our worldwide service organization is capable of performing installations and all necessary maintenance of test systems sold by us, including routine servicing of spare parts manufactured by third parties. We provide various parts and labor warranties on test systems and instruments designed and manufactured by us and warranties on components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell.

Our service revenues were $36.8 million, or 27.8% of net sales, in fiscal 2012; $41.7 million, or 16.7% of net sales, in the fiscal year ended July 31, 2011 (“fiscal 2011”); and $45.0 million, or 20.5% of net sales, in the fiscal year ended July 31, 2010 (“fiscal 2010”).

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

Our engineering strategy is to focus on development of our Diamond, X-Series and ASL platforms. Consolidation of platform technologies, both hardware and software, is a key focus moving forward as we leverage our knowledge and expertise into cost-effective solutions.

Engineering and product development expenses were $49.9 million, $52.7 million, and $48.9 million during fiscal 2012, 2011, and 2010, respectively.

Sales and Distribution

We sell our products through a combination of a worldwide internal direct sales organization and external distributors. Our direct sales organization is structured around key accounts, with a sales force of 34 people as of July 31, 2012. We also use third party distributors to sell our products in certain markets such as in Taiwan, China, Japan, Korea, and other countries in Southeast Asia.

Our sales to customers outside the United States are primarily denominated in United States dollars. Our sales outside the United States composed 77%, 85%, and 76% of total net sales in fiscal 2012, 2011, and 2010, respectively. See Note 8 to our Consolidated Financial Statements for additional information relating to revenues derived from sales to customers outside the United States.

Customers

	As of Ended July 31,
	2012	2011	2010
Our customers over 10% of net sales were the following for the periods indicated:
Spirox	22%	14%	24%
Texas Instruments	21%	23%	13%
Atmel	4%	13%	12%

Net sales to the top ten customers were 68%, 80%, and 77% of net sales in fiscal 2012, 2011, and 2010, respectively.

Our customers include many of the world’s leading semiconductor device manufacturers. A representative list of customers includes:

Advanced Micro Devices (AMD)	KYEC	Silicon Laboratories
Amkor	Maxim Integrated Products	Skyworks Solutions
Anadigics	Mediatek	ST Ericsson
Atmel	Melexis	STATSChipPac
Austriamicrosystems (AMS)	Microchip Technology	Spirox
ASE	Nordic Semiconductor	STMicroelectronics
Carsem	Novatek	Texas Instruments
Elmos	Ralink	Triquint Semiconductor
Entropic Communications	Renesas	Unisem
Giga Solution	RichTek	UTAC
Infineon Technologies	Sigurd	Volterra

Because a relatively small number of semiconductor companies purchases most of the world’s semiconductor test equipment, we have concentrated our sales and support efforts on these customers. We believe that sales to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future.

Manufacturing and Supply

During fiscal 2012 we used both Jabil Circuit and Plexus Corporation as our outsourced partners for the manufacturing of our X-Series, ASL and Diamond products. During the first quarter of fiscal 2012, we consolidated these activities with Jabil Circuit.

We outsource certain components and subassemblies for our test equipment to contract manufacturers other than Jabil Circuit. Our products incorporate standard components and prefabricated parts manufactured to our specifications. These components and subassemblies are used to produce testers in configurations specified by our customers. Some of the standard components for our products are available from a number of different suppliers; however, many such standard components are purchased from a single supplier or a limited group of suppliers. Although we believe that all single sourced components currently are available in adequate amounts, shortages or delivery delays may develop in the future. We are dependent on certain semiconductor device manufacturers, who are sole source suppliers of custom components for our products. We have no written supply agreements with these sole source suppliers and purchase our custom components through individual purchase orders. We continuously evaluate alternative sources for the manufacture of our custom components and the supply of our standard components; however, such alternative sources may not meet our required qualifications or have capacity that is available to us.

Competition

There are other domestic and foreign companies that participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of product performance, cost of test, reliability, customer service, applications support, price and ability to deliver products and service on a timely basis. Our primary competitors in the market for test systems include Advantest Corporation and Teradyne Inc. These companies have a substantially larger share of the ATE market, greater financial and other resources, and have a larger installed base of equipment than we do. We expect our competitors to enhance their current products, and to introduce new products which may have comparable or better price and performance than ours. In addition, new competitors, including semiconductor manufacturers themselves, may offer new testing technologies, which may in turn reduce the value of our product lines.

Backlog

At July 31, 2012, our backlog of unfilled orders for all products and services was $41.1 million, compared with $53.3 million at July 31, 2011. Historically, test systems generally ship within 12 months of receipt of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period.

Proprietary Rights

The development of our products is largely based on proprietary information. We rely upon a combination of contract provisions intellectual property registration and copyright, trademark and trade secret laws to protect our proprietary rights in products. We also have a policy of seeking patents on technology considered of particular strategic importance. Our patents cover various technologies, including technology relating to proprietary instrumentation and pin electronics. Although we believe that the copyrights, trademarks and patents we own are of value, we also believe that they alone have not and will not determine our success. We believe that our overall success depends principally upon our management, engineering, applications, manufacturing, marketing and service skills. However, we intend to protect our rights when, in our view, these rights are infringed upon.

The use of patents to protect hardware and software has increased in the test equipment industry. We have at times been notified of claims that we may be infringing patents issued to others. Although there are no pending actions against us regarding any patents, claims of infringement by third parties could negatively impact our business and results of operations. As to any claims asserted against us, we may seek or be required to obtain a license under the third party’s intellectual property rights. However, a license may not be available under reasonable terms or at all. In addition, we could decide to engage in litigation to challenge such claims or a third party could engage in litigation to enforce such claims. Such litigation could be expensive and time consuming and could negatively impact our business and results of operations.

Employees

At July 31, 2012, we had 620 employees and 19 temporary workers. None of our employees is represented by a labor union, and we have experienced no work stoppages during our history. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to retain these employees and attract new, highly skilled employees. We consider relations with our employees to be good.

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

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Industry order rates increased in fiscal 2010 and portions of fiscal 2011. However industry conditions weakened as we entered fiscal 2012. The timing and level of sustained industry recovery is uncertain at this time. The ability to forecast the business outlook for our industry is typically limited to three months. As a result, our expectations for our business for the full fiscal year ending July 31, 2013 (“fiscal 2013”) remain uncertain. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would negatively impact our business. Downturns in the semiconductor test equipment industry have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of semiconductor devices will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in purchase commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we may not be able to maintain or exceed our current level of sales.

Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses. Because a high portion of our costs are fixed, we are limited in our ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. In an economic contraction, we may not be able to reduce our significant fixed costs, such as continued investment in research and development and capital equipment requirements and materials purchases from our suppliers.

The market for semiconductor test equipment is highly concentrated, and we have limited opportunities to sell our products.

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top customers in fiscal 2012 were Spirox and Texas Instruments which accounted for 22% and 21% of our net sales, respectively. In fiscal 2011, our top customers were Texas Instruments, Spirox, and Atmel, which accounted for 23%, 14%, and 13% of our net sales, respectively. Sales to the top ten customers were 68%, 80%, and 77%, of net sales in fiscal 2012, 2011, and 2010, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition will be negatively affected.

Our ability to increase our sales will depend, in part, on our ability to obtain orders from new customers. Semiconductor manufacturers typically select a particular vendor’s test system for testing its new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected a test system vendor for a new generation of a device, that manufacturer is more likely to purchase test systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Therefore, the opportunities to obtain orders from new customers may be limited, which may impair our ability to grow our revenue.

Our sales and operating results have fluctuated significantly from period to period, including from one quarter to another, and they may continue to do so.

Our quarterly and annual operating results are affected by a wide variety of factors that have had and could continue to have material and adverse effects on our financial condition and stock price or lead to significant variability in our operating results or our stock price, including the following:

•	the fact that sales of a limited number of test systems may account for a substantial portion of our net sales in any particular fiscal quarter;

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix;

•	the configurations of test systems sold;

•	the customers to whom we sell our test systems; or

•	volume;

•

a long sales cycle due to the significant investment made by our customers in installing our test systems and the time required to incorporate our systems into our customers’ design or manufacturing process; and

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,

•	excess production capacity our customers,

•	shorter than expected lifecycles of our customers’ semiconductor devices,

•	uncertain market acceptance of products developed by our customers, or

•	our own research and development.

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

We rely on one subcontractor to manufacture our test systems and multiple other subcontractors for the manufacture of the components and subassemblies used to produce our test systems. Certain of the suppliers for certain components and subassemblies are sole source suppliers. We have no long term supply agreements with our contract manufacturers and purchase products through individual purchase orders. We may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including as a result of a change in control of, or deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is lengthy. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed, at the required standards of quality or at an acceptable price, we would have to identify and qualify acceptable replacement parts from alternative sources of supply, or manufacture such components or subassemblies internally. The failure to qualify acceptable replacement subcontractors or suppliers quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

We also may be unable to engage alternative sources for the production of our testing systems on a timely basis or upon terms favorable to us, if at all. If we are required for any reason to seek a new manufacturer of our test systems, an alternate manufacturer may not be available and, in any event, transitioning to a new manufacturer would require a significant lead time of nine months or more and would involve substantial expense and disruption of our business. Our test systems are highly sophisticated and complex capital equipment, with many custom components, and final assembly requires specific technical know-how and expertise. These factors could make it more difficult for us to find a new manufacturer of our test systems if our relationship with our outsource suppliers is terminated for any reason, which would cause us to lose revenues and customers.

We are dependent on certain semiconductor device manufacturers as sole source suppliers of certain sub-assemblies and components used in our test systems which are manufactured in accordance with our proprietary design and specifications. We have no written supply agreement with these sole source suppliers and purchase our custom components through individual purchase orders. If one of our sole source suppliers were to fail to produce or provide the parts they agreed to build for us at the specifications, price or volume required, we would face a significant delay in the final production of our products because we do not have redundant capacity available and our revenue and results of operations would be materially and adversely affected.

Compliance with current and future environmental regulations may be costly and disruptive to our operations.

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries that limit or restrict the amount of hazardous material in certain electronic components such as printed circuit boards. One such directive is Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 on the restriction of the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from July 1, 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the nine restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 27 Member States). Any interruption in supply due to the unavailability of restriction free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally.

As previously discussed, the failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

Future mergers and acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We have in the past, and may in the future, seek to acquire or invest in additional businesses, products, technologies or engineers. For example, in August 2008 we completed our merger with Credence Systems Corporation and in June 2003, we completed our acquisition of StepTech, Inc. We may have to issue debt or equity securities to pay for future mergers or acquisitions, which could be dilutive to then current stockholders or subject us to the risk described below in “We may need financing, which could be difficult to obtain.” We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could materially adversely affect our business, financial condition and results of operations.

Mergers and acquisitions of high-technology companies are inherently risky, and future mergers or acquisitions may not be successful and could materially adversely affect our business, operating results or financial condition. Our past and future mergers and acquisitions may involve many risks, including:

•	difficulties in managing our growth following mergers and acquisitions;

•	difficulties in the integration of the acquired personnel, operations, technologies, products and systems of the acquired companies;

•	uncertainties concerning the intellectual property rights we purport to acquire;

•	unanticipated costs or liabilities associated with the mergers and acquisitions;

•	diversion of managements’ attention from other business concerns;

•	adverse effects on our existing business relationships with our or our acquired companies’ customers;

•	potential difficulties in completing projects associated with purchased in-process research and development; and

•	inability to retain key employees of acquired companies.

Any of the events described in the foregoing paragraphs could have an adverse effect on our business, financial condition and results of operations and could cause the price of our common stock to decline.

We may not be able to deliver custom hardware options and related applications to satisfy specific customer needs in a timely manner.

The success of our business relies in substantial part on our ability to develop and deliver customized hardware and applications to meet our customers’ specific test requirements. Our test equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to provide a test system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation together with the risks discussed above under, “The market for semiconductor test equipment is highly concentrated, and we have limited opportunities to sell our products” may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

Our dependence on international sales and non-U.S. suppliers involves significant risk.

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 77% of our revenues for fiscal 2012 and 85% of our revenues for fiscal 2011. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

•	changes in law or policy resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	political and economic instability in our target international markets;

•	longer payment cycles common in foreign markets;

•	difficulties of staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it harder to protect our technology from appropriation by competitors;

•	difficulties collecting our accounts receivable because of the distance and different laws;

•	the impact of the Foreign Corrupt Practices Act of 1977 and similar laws; and

•	adverse weather and climate events.

In the past, we have incurred expenses to meet new regulatory requirements in Europe, experienced periodic difficulties in obtaining timely payment from non-U.S. customers, and been affected by economic conditions in several Asian countries. Our foreign sales are typically invoiced and collected in U.S. dollars. A strengthening in the U.S. dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to push out or delay orders because of the increased relative cost of our products. In the past, there have been significant fluctuations in the exchange rates between the dollar and the currencies of countries in which we do business. From time to time we may enter into foreign currency hedging arrangements.

Our market is highly competitive, and we have limited resources to compete.

The semiconductor test equipment industry is highly competitive in all areas of the world. There are other domestic and foreign companies that participate in the markets for each of our products. Our main competitors in the industry are Advantest Corporation and Teradyne Inc. These competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities than we have.

We expect our competitors to enhance their current products and to introduce new products that may have comparable or better price and performance. The introduction of competing products could hurt sales of our current and future products. In addition, new competitors, including semiconductor manufacturers themselves, may offer new testing technologies, which may in turn reduce the value of our product lines. Increased competition could lead to intensified price-based competition, which would hurt our business and results of operations. Unless we are able to invest significant financial resources in developing products and maintaining customer support centers worldwide, we may not be able to compete effectively.

We are exposed to the risks associated with the volatility of the U.S. and global economies.

The lack of visibility regarding whether there will be sustained increases in business capital spending and growth periods for the sale of electronic goods and information technology equipment, and uncertainty regarding the amount of sales, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the domestic economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of a slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

Development of our products requires significant lead-time, and we may fail to correctly anticipate the technical needs of our customers.

Our test systems are used by our customers to develop, test and manufacture their new semiconductor devices. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ semiconductor devices, requiring us to make significant capital investments to develop new test equipment for our customers well before their devices are introduced. If our customers fail to introduce their devices in a timely manner or the market does not accept their devices, we may not recover our capital investment. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not generate revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction of products embodying new technologies or features by our competitors. Furthermore, if we were to make announcements of product delays, or if our competitors were to make announcements of new test systems, these announcements could cause our customers to defer or forego purchases of our test systems, which would also hurt our business.

Our success depends on attracting and retaining key personnel.

Our success depends substantially upon the continued service of our executive officers and key personnel, none of whom is bound by an employment or non-competition agreement. Our success also depends on our ability to attract and retain highly qualified managers and technical, engineering, marketing, sales and support personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. Layoffs during an industry downturn could make it more difficult for us to hire or retain qualified personnel. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract additional skilled employees.

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

Third parties may claim we are infringing their intellectual property, and we could incur significant litigation costs and licensing expenses or be prevented from selling our products.

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

We expect that our existing cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event we need to raise additional funds, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity securities to obtain financing, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock and place restrictions on how we operate our business. If we incur substantial indebtedness in the future we may be required to dedicate a substantial portion of any cash flow from operations to our debt service obligations, thereby reducing the amount of cash flow available for other purposes, including capital expenditures, limit our flexibility in planning for, or reacting to changes in, our business and the industry in which we compete, make it more difficult for us to obtain any other necessary future financing and make us more vulnerable in the event of a further downturn in our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

Our stock price is volatile.

In the twelve-month period ending on July 31, 2012, our stock price ranged from a low of $4.81 to a high of $7.78. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We have achieved worldwide ISO 9001:2008 certification at our Norwood and Milpitas facilities. We maintain our principal executive offices and global headquarters in Norwood, Massachusetts, where corporate administration, sales and support, and research and development are located in a 56,380 square foot facility under a lease which expires in 2021. We lease a 90,068 square foot facility in Milpitas, California for research and development, sales and customer support and corporate administration pursuant to a lease that expires in 2017. Under the same lease, we lease another 88,145 square foot facility, which is currently being marketed to potential sub lessees. We also lease a 17,500 square foot facility in Beaverton, Oregon pursuant to a lease that expires in January 2015 for corporate administration, research and development, and certain finance functions. We also lease sales and customer support offices at various locations in the United States totaling approximately 62,200 square feet.

In addition, we own land in Hillsboro, Oregon.

Our European headquarters is located in Munich, Germany, and our Asian headquarters is located in Singapore. We also maintain sales and support offices at other locations in Europe and Asia. Office space leased in Asia and Europe totals approximately 76,200 square feet.

We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. We believe we have meritorious defenses against all pending claims and intend to vigorously pursue them. While it is not possible to predict or determine the outcomes of any pending actions, we believe the amount of liability, if any, with respect to such actions, would not materially affect the Company’s financial position, results of operations or cash flows.

As previously reported, on April 19, 2011, the Company received a demand letter pursuant to Massachusetts General Laws ch. 156D, § 7.42 sent on behalf of Joel Krieger, a purported LTX-Credence shareholder, whose putative class action complaint, Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed on December 3, 2010 in the Superior Court for the Commonwealth of Massachusetts, was dismissed. The letter demanded that the Company commence legal proceedings against the Company’s directors and senior officers for breaches of their fiduciary duties, gross negligence and mismanagement, waste of corporate assets, and abuse of control, all arising out of the Company’s pursuit of a merger transaction with Verigy. On October 12, 2011 the independent members of the Company’s Board of Directors determined that pursuing the claims asserted in the demand letter was not in the Company’s best interest. In January 2012, counsel to Mr. Krieger informed the Company that Mr. Krieger would no longer pursue the demand or the claims therein at this time.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Period	High	Low
Fiscal Year Ended July 31, 2012
First Quarter	$7.49	$4.81
Second Quarter	7.13	4.91
Third Quarter	7.78	6.12
Fourth Quarter	7.30	5.58
Fiscal Year Ended July 31, 2011
First Quarter	$8.82	$4.98
Second Quarter	9.07	5.90
Third Quarter	9.83	7.80
Fourth Quarter	9.52	7.19

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

As of October 8, 2012, we had approximately 211 stockholders of record of our common stock.

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us during the quarter ended July 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
5/1/2012 – 5/31/2012	—	$—	—	—
6/1/2012 – 6/30/2012	361,493	$6.58	361,493	$16,587,947
7/1/2012 – 7/31/2012	169,301	$6.60	169,301	$15,474,033

Total	530,794	$6.59	530,794

(1)	On September 15, 2011, our board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

Securities Authorized for Issuance under Equity Compensation Plans

Under our equity compensation plans, we can issue options and restricted stock units. The following table shows information relating to our equity compensation plans as of July 31, 2012.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	3,091,069	$12.27	5,825,678	*
Equity compensation plans not approved by security holders	—	—	—

Total	3,091,069	$12.27	5,825,678	*

*	Includes 78,458 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code (“IRC”).

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2012 are derived from our audited consolidated financial statements.

	Fiscal Years Ended July 31, (In thousands)
	2012	2011	2010	2009 (a)	2008
Consolidated Statements of Operations Data:
Net sales	$132,134	$249,530	$219,082	$137,378	$135,825
Cost of sales	63,637	95,290	96,700	87,805	67,981
Inventory-related provision	—	—	—	19,311	—
Engineering and product development expenses	49,864	52,697	48,943	71,165	46,020
Selling, general and administrative expenses	36,348	48,968	44,956	51,447	27,090
Amortization of purchased intangible assets	3,163	5,961	10,655	15,967	—
Restructuring	1,104	363	2,027	21,205	—
Impairment charges	—	—	—	5,799	—
Acquired in-process research and development	—	—	—	6,300	—

(Loss) income from operations	(21,982)	46,251	15,801	(141,621)	(5,266)
Other income	1,175	13,512	2,690	5,052	1,575

(Loss) income before income taxes	(20,807)	59,763	18,491	(136,569)	(3,691)
(Benefit from) provision for income taxes	(938)	(315)	343	763	(3,091)

Net (loss) income	$(19,869)	$60,078	$18,148	$(137,332)	$(600)

Net (loss) income per share:
Basic	$(0.40)	$1.22	$0.40	$(3.38)	$(0.03)
Diluted	$(0.40)	$1.19	$0.39	$(3.38)	$(0.03)
Weighted average common shares used in computing net (loss) income per share:
Basic	49,080	49,398	45,198	40,646	20,870
Diluted	49,080	50,415	46,036	40,646	20,870
Consolidated Balance Sheet Data:
Working capital	$163,569	$185,684	$110,984	$47,223	$86,506
Property and equipment, net	18,229	20,827	26,277	38,301	27,213
Total assets	267,068	302,115	248,211	275,169	169,727
Total debt	—	—	826	85,730	17,900
Stockholders’ equity	215,704	240,720	176,752	105,404	117,280
Other Information:
Current ratio	5.33	5.08	3.02	1.39	3.43
Asset turnover	0.49	0.83	0.88	0.50	0.80
Debt as a percentage of total capitalization	—	—	0.50%	44.8%	13.2%
Additions to property and equipment	3,328	6,769	3,653	8,944	7,527
Depreciation and amortization	10,917	17,655	24,736	34,259	11,933

(a)	2009 through 2012 includes the results of the combined company from the date of a merger completed August 29, 2008. Selected financial data presented for 2008 does not include results of the combined company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligations to update any forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

We provide market-focused, cost-optimized automated test equipment (ATE) solutions for the semiconductor industry. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer markets of the semiconductor industry. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are incorporated in a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. We also sell hardware and software support and maintenance services for our test systems.

We focus our marketing and sales efforts on integrated device manufacturers (IDMs), outsource assembly and test providers, (OSATs), which perform assembly and testing services for the semiconductor industry, and fabless companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of test systems and provide a global network of strategically deployed applications and support resources.

On November 17, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verigy Ltd., a corporation organized under the laws of Singapore (“Verigy”). In March 2011, prior to the closing of our merger with Verigy, the board of directors of Verigy determined that a proposal from Advantest Corporation to acquire all of the outstanding ordinary shares of Verigy for $15.00 per share in cash, on the terms and conditions set forth in a definitive implementation agreement proposed by Advantest, constituted a “Superior Offer” within the meaning of the Merger Agreement, the Verigy board of directors withdrew its recommendation in favor of the pending merger transaction between Verigy and us and, as a result we then terminated the Merger Agreement. As a result of the termination of the Merger Agreement, on March 25, 2011 Verigy paid us the $15.0 million Verigy Termination Fee required pursuant to the terms and conditions of the Merger Agreement, which is classified as other income in our statement of operations for the fiscal year ended July 31, 2011.

In the twelve months ended July 31, 2011, we incurred approximately $4.9 million of expenses related to the terminated Verigy transaction, of which $3.6 million has been recorded in selling, general and administrative expenses on our consolidated statement of operations. The remaining $1.3 million was related to a break-up fee and was recorded as a reduction of other income.

Industry Conditions and Outlook

We sell capital equipment and services to companies that design, manufacture, assemble or test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. As a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these semiconductor companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Therefore, demand for our semiconductor test equipment is dependent on growth in the semiconductor industry. In particular, three primary characteristics of the semiconductor industry drive the demand for semiconductor test equipment:

•	increases in unit production of semiconductor devices;

•	increases in the complexity of semiconductor devices used in electronic products; and

•	the emergence of next generation semiconductor device technologies.

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1998 through fiscal 2012 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our tester platforms during industry slowdowns. During these periods, we implement cost reduction measures, such as the strict oversight of expenditures and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating expenses preserve our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our combined tester platforms to meet or exceed the cost and technical specifications required for the testing of advanced semiconductor devices. Our current investment in engineering and product development is focused on enhancements and additions to our product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate our tester platforms from the product offerings of our competitors.

In addition, we have transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. We believe that transforming fixed product manufacturing costs into variable costs allows us to improve our performance in the highly cyclical semiconductor industry.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that our most critical accounting policies upon which our financial reporting depends and which involve the most complex and subjective judgments or assessments are as follows: revenue recognition, inventory reserves, income taxes, valuation of goodwill and other intangibles, warranty, impairment of long-lived assets other than goodwill and allowances for doubtful accounts.

A summary of those accounting policies and estimates that we believe to be most critical to fully understanding and evaluating our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and related disclosures elsewhere in this Annual Report on Form 10-K.

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

Inventory Reserves

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

As of July 31, 2012, our inventory of $28.9 million is stated net of inventory reserves of $42.4 million. As of July 31, 2011, our inventory of $21.1 million is stated net of inventory reserves of $43.0 million. The inventory reserves consist of X-Series, ASL, Sapphire, and Diamond products.

For the year ended July 31, 2012, we recorded $6.9 million in sales of previously reserved inventory. We released reserves of $2.0 million related to these sales for the year ended July 31, 2012. For the year ended July 31, 2011, we recorded $20.4 million in sales of previously reserved inventory. We released reserves of $4.1 million related to these sales for the year ended July 31, 2011. For the year ended July 31, 2010, we recorded $1.9 million in sales of previously reserved inventory. We released reserves of $0.8 million related to these sales for the year ended July 31, 2010. The significant increase from 2010 to 2011 for sales of previously reserved inventory was primarily driven by higher than expected demand for the Sapphire product, which was discontinued as part our product roadmap decision in fiscal year 2008.

Of the $28.9 million inventory balance at July 31, 2012, $18.1 million consists of materials and components to support current requirements for X-Series, ASL and Diamond products, $7.4 million consists of evaluation inventory at customers, and $2.2 million consists of “last time buy” custom components primarily for ASL products. In addition, we had $1.2 million of deferred inventory costs related to shipment of inventory where revenue recognition is subject to customer-specific product acceptance and such product had not been accepted by the end of fiscal 2012. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required. See Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report.

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

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative net loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets increased from $194.5 million at July 31, 2011, to $200.1 million at July 31, 2012. The increase in our valuation allowance compared to the prior year was primarily due to an increase in deferred tax assets associated with the current year taxable loss generated in various jurisdictions.

We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of our merger with Credence in August 2008, and Internal Revenue Code Section 382 guidance, the future utilization of our net operating loss deductions will be significantly limited. See Note 5 to our Consolidated Financial Statements.

Valuation of Goodwill

In accordance with Topic 350, Intangibles—Goodwill and Other, to FASB ASC (“ASC 350”), we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. We perform our annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s net assets. If the carrying value of a reporting unit’s net assets exceeds the implied fair value of its net assets, then we would record an impairment loss and a reduction to Goodwill equal to the difference. As of July 31, 2012 the fair value of our reporting unit’s net assets exceeded the carrying value of the reporting unit’s net assets and therefore no impairment exists as of that date. As discussed in Note 2 to the Consolidated Financial Statements, there were no impairment conditions present during the year and therefore we did not conduct an interim impairment test. During the quarter ended July 31, 2012, we conducted analyses of the potential impairment of goodwill and concluded that this asset was not impaired at that date. We will perform these analyses if indicators of potential impairment exist, or at least annually.

Valuation of Identifiable Intangible Assets

Our identifiable intangible assets include developed technology, distributor and key customer relationships and trade names. Our developed technology relates to patents, patent applications and know-how with respect to the technologies embedded in our currently marketed products.

We primarily used the income approach to value the existing technology and other intangible assets as of the date of acquisition. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

In estimating the useful life of the acquired intangible assets, we considered paragraph 11 of ASC 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We have been amortizing these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as we believe this approximates the pattern in which the economic benefits of the intangible assets will be derived.

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with FASB ASC Topic 360, Property, Plant and Equipment,

(“ASC 360”), we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of July 31, 2012 there were no indicators that required us to conduct a recoverability test at that date.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount do not bear interest, and typically have a contractual maturity of ninety days or less. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. The volatility of the industries that we serve can cause certain of our customers to experience shortages of cash, which can impact their ability to make required payments. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. In any circumstances in which we are aware of a customer’s inability to meet its financial obligations, we provide an allowance, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation and our historical experience. If circumstances change, and the financial condition of our customers were adversely affected resulting in their inability to meet their financial obligations to us, we may need to record additional allowances. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations data:

	Year Ended July 31,
	2012	2011	2010
	(In thousands, except per share data)
Net sales	$132,134	$249,530	$219,082
Cost of sales	63,637	95,290	96,700

Gross profit	68,497	154,240	122,382
Engineering and product development expenses	49,864	52,697	48,943
Selling, general and administrative expenses	36,348	48,968	44,956
Amortization of purchased intangible assets	3,163	5,961	10,655
Restructuring	1,104	363	2,027

(Loss) income from operations	(21,982)	46,251	15,801
Other (expense) income:
Interest expense	(179)	(309)	(2,745)
Investment income	910	349	224
Other income, net	444	13,472	2,131
Gain on extinguishment of debt, net	—	—	3,080

(Loss) income before income taxes	(20,807)	59,763	18,491
(Benefit from) provision for income taxes	(938)	(315)	343

Net (loss) income	$(19,869)	$60,078	$18,148

Net (loss) income per share:
Basic	$(0.40)	$1.22	$0.40
Diluted	$(0.40)	$1.19	$0.39

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net sales:

	Percentage of Net Sales Year Ended July 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.2	38.2	44.1

Gross profit	51.8	61.8	55.9
Engineering and product development expenses	37.7	21.1	22.3
Selling, general and administrative expenses	27.5	19.6	20.5
Amortization of purchased intangible assets	2.4	2.4	4.9
Restructuring	0.8	0.1	1.0

(Loss) income from operations	(16.6)	18.6	7.2
Other (expense) income:
Interest expense	(0.1)	(0.1)	(1.3)
Investment income	0.7	0.1	0.1
Other income, net	0.3	5.4	1.0
Gain on extinguishment of debt, net	—	—	1.4

(Loss) income before income taxes	(15.7)	24.0	8.4
(Benefit from) provision for income taxes	(0.7)	(0.1)	0.1

Net (loss) income	(15.0)%	24.1%	8.3%

Fiscal 2012 Compared to Fiscal 2011

Net sales. Net sales for the year ended July 31, 2012 decreased 47.0% to $132.1 million as compared to $249.5 million in the prior year. Sales of semiconductor test equipment or product revenue, was $95.4 million for the year ended July 31, 2012 as compared to $207.8 million for the year ended July 31, 2011. Net product sales decreased due to sustained macro-economic pressures and lower tester utilization which continues to lower demand and reduce capital spending by customers for our products and services.

Service revenue, included in net sales, accounted for $36.8 million, or 27.8% of net sales, and $41.7 million, or 16.7% of net sales, for the years ended July 31, 2012 and 2011, respectively. The 11.7% decrease in service revenue was primarily a result of increased reliability of our test equipment which reduces the demand for post-warranty service contracts. Also contributing to the decrease in service revenue is lower value service contracts based on a lower average selling price of the underlying testers.

Sales to our ten largest customers accounted for 68% and 80% of revenues for the years ended July 31, 2012 and July 31, 2011, respectively, representing a change in product mix and a decrease in concentration for these top customers.

Geographically, sales to customers outside of the United States were 76.9% and 85.1% of net sales for the years ended July 31, 2012 and 2011, respectively. The decrease in sales to customers outside the United States was a result of decreased demand primarily in Philippines, Singapore, and Europe.

For the year ended July 31, 2012, we recorded $6.9 million in sales of previously reserved inventory, as compared to $20.4 million in the prior year. We released reserves of $2.0 million and $4.1 million related to these sales for the years ended July 31, 2012 and July 31, 2011, respectively. The significant decrease year over year for sales of previously reserved inventory was primarily driven by lower demand for the Sapphire product, which was discontinued as part our product roadmap decision in fiscal 2008.

Gross profit. Gross profit was $68.5 million, or 51.8% of net sales in the year ended July 31, 2012, as compared to $154.2 million or 61.8% of net sales, in 2011. The decrease in gross profit for the twelve months ended July 31, 2012 as compared to the same period in 2011 was driven by a higher absorption rate of fixed costs of sales on lower revenue.

Engineering and product development expenses. Engineering and product development expenses were $49.9 million, or 37.7% of net sales, in the year ended July 31, 2012, as compared to $52.7 million, or 21.1% of net sales for the year ended July 31, 2011. The decrease in engineering and product development expenses for the year ended July 31, 2012 as compared to the year ended July 31, 2011 was due primarily to lower outside services, consulting fees and project costs which are based on the timing of resources used for various engineering projects.

Selling, general and administrative expenses. Selling, general and administrative expenses were $36.3 million, or 27.5% of net sales for the year ended July 31, 2012, as compared to $49.0 million, or 19.6% of net sales for the year ended July 31, 2011. The dollar decrease is primarily due to $6.2 million lower profit sharing bonus in the year ended July 31, 2012 as compared to the year ended July 31, 2011; $4.9 million of merger related fees that did not recur in July 31, 2012; as well as $2.1 million lower distributor sales commissions based on lower revenue in the year ended July 31, 2012.

Amortization of purchased intangible assets. Amortization associated with acquired intangible assets was $3.2 million or 2.4% of net sales, for the year ended July 31, 2012, as compared to $6.0 million or 2.4% of net sales for the year ended July 31, 2011. The underlying intangible assets relate to developed technology and customer and distributor relationships.

Restructuring. Restructuring expense was $1.1 million, or 0.8% of net sales for the year ended July 31, 2012, as compared to $0.4 million, or 0.1% of net sales for the year ended July 31, 2011. For the year ended July 31, 2012 we reduced headcount in our global field service and applications engineering groups and exercised an early termination clause in one of our North America facility leases and vacated the facility. Consequently we recorded a liability for severance costs and other post-employment benefits for headcount reductions, as well as for our remaining obligation under the lease, including a termination fee for triggering the early termination clause. The total restructuring expense recorded related to these actions was approximately $0.8 million. During the year ended July 31, 2012, we also recorded a charge of $0.3 million as a result of modifying sublease assumptions and changes in estimates in the liability associated with previously restructured facilities. For the year ended July 31, 2011, we recorded a charge of $0.4 million as a result of changing sublease assumptions and adjusting the liability for common area maintenance charges associated with previously restructured facilities.

Interest expense. Interest expense was $0.2 million for the twelve months ended July 31, 2012 as compared to $0.3 million for the twelve months ended July 31, 2011. Interest expense for the year ended July 31, 2012 was composed primarily of accretion for the difference between the net present value and the estimated future value of our facility restructuring liability. For the year ended July 31, 2011, interest expense included the recognition of the 3.5% interest due semi-annually on then outstanding convertible notes, as well as the ratable recognition of the premium due at maturity on the convertible notes that were due in May 2011, and interest incurred on borrowings from our secured revolving credit facility, which expired in February 2011.

Investment income. Investment income was $0.9 million for the year ended July 31, 2012, as compared to $0.3 million for the year ended July 31, 2011. Investment income has increased due to higher marketable securities balances.

Other income, net. Other income, net was $0.4 million for the year ended July 31, 2012, as compared to $13.5 million for the year ended July 31, 2011. Other income, net, also includes foreign exchange currency gains and losses. For the year ended July 31, 2011 other income, net also included receipt of the $15.0 million merger related break-up fee from Verigy, which was partially offset by $1.3 million paid by us as part of our contractual obligation to our third party advisor.

Provision (benefit) for income taxes. We recorded an income tax benefit of $0.9 million for the year ended July 31, 2012 as compared to an income tax benefit of $0.3 million for the year ended July 31, 2011 primarily due to the release of reserves due to statute of limitation expirations and legal entity dissolutions, as well as income tax refunds received.

As of July 31, 2012 and July 31, 2011, our liability for unrecognized income tax benefits was $8.0 million and $9.1 million, respectively. As of July 31, 2012 and July 31, 2011 unrecognized tax benefits of $4.4 million and $5.3 million, respectively, if recognized, would impact the effective income tax rate.

We expect to maintain a full valuation allowance on our United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing deferred tax assets. Until such time, we would not expect to recognize any significant income tax benefits in our results of operations.

Net (loss) income. Net loss was $(19.9) million, or $(0.40) per basic and diluted share, in the year ended July 31, 2012, as compared to net income of $60.1 million, or $1.22 per basic share and $1.19 per diluted share, in the prior year.

Fiscal 2011 Compared to Fiscal 2010

Net sales. Net sales for the year ended July 31, 2011 increased 13.9% to $249.5 million as compared to $219.1 million in the prior year. Net sales consist of sales of semiconductor test equipment and system support and maintenance services. The increase in net sales in the year ended July 31, 2011 as compared to the same period in the prior year was due to improvement in the overall economic environment and higher demand from certain customers.

Sales to our ten largest customers accounted for 80% and 77% of revenues for the years ended July 31, 2011 and July 31, 2010, respectively. Net product sales were $207.8 million for the year ended July 31, 2011 as compared to $174.1 million for the year ended July 31, 2010.

Service revenue, included in net sales, accounted for $41.7 million, or 16.7% of net sales, and $45.0 million, or 20.5% of net sales, for the years ended July 31, 2011 and 2010, respectively. The decrease in service revenue is primarily a result of increased reliability of our test equipment and lower cost products, each of which reduce the demand for post-warranty service contracts.

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

Gross profit. Gross profit was $154.2 million, or 61.8% of net sales in the year ended July 31, 2011, as compared to $122.4 million, or 55.9% of net sales in the same period in 2010. The increase in gross profit for the twelve months ended July 31, 2011 as compared to 2010 was driven by an increase in product revenue fueled by higher demand from certain customers as they increased their capital spending levels, sales of previously reserved inventory of $20.4 million, higher absorption of fixed cost of sales on higher revenue.

Engineering and product development expenses. Engineering and product development expenses were $52.7 million, or 21.1% of net sales, in the year ended July 31, 2011, as compared to $48.9 million, or 22.3% of net sales for the year ended July 31, 2010. The increase in engineering and product development expenses for the year ended July 31, 2011 as compared to the year ended July 31, 2010 was due primarily to increased temporary labor and consulting expenses and non-recurring engineering work associated with ongoing projects throughout the year ended July 31, 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses were $49.0 million, or 19.6% of net sales, in the year ended July 31, 2011, as compared to $45.0 million, or 20.5% of net sales for the year ended July 31, 2010. The dollar increase was principally a result of $3.6 million of expenses associated with the proposed merger with Verigy, increased profit sharing expense for executives and employees associated with improved operating results, and higher sales and distributor commission expense associated with increased revenues.

Amortization of purchased intangible assets. Amortization associated with intangible assets acquired from Credence was $6.0 million, or 2.4% of net sales for the year ended July 31, 2011, as compared to $10.7 million, or 4.9% of net sales for the year ended July 31, 2010. The underlying intangible assets relate to developed technology, and customer and distributor relationships. The intangible assets are being amortized over their estimated useful lives of between one and nine years, based on estimated future cash flows.

Restructuring. Restructuring expense was $0.4 million, or 0.1% of net sales for the year ended July 31, 2011, as compared to $2.0 million, or 0.9% of net sales for the year ended July 31, 2010. For the year ended July 31, 2011, we recorded a charge of $0.4 million as a result of changing sublease assumptions and adjustments to the liability for common area maintenance charges associated with previously restructured facilities. For the year ended July 31, 2010, we recorded a charge of $2.0 million related to additional square footage vacated, changes in sublease assumptions on previously vacated facilities, and severance obligations for headcount reductions in Europe and Oregon.

Interest expense. Interest expense was $0.3 million for the twelve months ended July 31, 2011 as compared to $2.7 million for the twelve months ended July 31, 2010. The decrease in interest expense for the twelve months ended July 31, 2011 was due to repurchases of convertible notes paid in the twelve months ended July 31, 2010. Interest expense included the recognition of the 3.5% interest due semi-annually on then outstanding convertible notes, as well as the ratable recognition of the premium due at maturity on the convertible notes due in May 2011, and interest incurred on borrowings from the secured revolving credit facility, which expired in February 2011.

Investment income. Investment income was $0.3 million for the year ended July 31, 2011, as compared to $0.2 million for the year ended July 31, 2010.

Other income, net. Other income, net was $13.5 million for the year ended July 31, 2011, as compared to $2.1 million for the year ended July 31, 2010. The increase in other income, net was primarily related to the receipt of the $15.0 million break-up fee paid to us by Verigy as a result of the termination of the Merger Agreement with Verigy, partially offset by $1.3 million paid as part of our contractual obligation to one of our advisors in connection with our proposed merger with Verigy. During the year ended July 31, 2010, we collected $2.6 million of a receivable which had been acquired at the time of the merger with Credence and was fully reserved based upon significant uncertainty regarding collectability. Other income, net, also includes foreign exchange currency gains and losses.

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

Provision (benefit) for income taxes. We recorded an income tax benefit of $0.3 million for the year ended July 31, 2011 as compared to income tax expense of $0.3 million for the year ended July 31, 2010 primarily due to refunds received and foreign tax on earnings generated in foreign jurisdictions.

As of July 31, 2011 and July 31, 2010, our liability for unrecognized income tax benefits was $9.1 million and $8.6 million, respectively. As of July 31, 2011 and July 31, 2010, respectively, unrecognized tax benefits of $5.3 million and $4.8 million, if recognized, would impact the effective income tax rate.

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

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the year ended July 31, 2012 and 2011:

	2012	2011
	(in millions)
Cash and cash equivalents and marketable securities at July 31, 2011	$162.6	$93.4
Merger related termination fee, net of expenses	—	10.1
Repurchases of common stock	(9.5)	—
Repayment at maturity of Notes due May 2011	—	(0.9)
Capital expenditures	(3.3)	(6.8)
Other cash (uses) or sources	(12.6)	66.8

Cash and cash equivalents and marketable securities at July 31, 2012	$137.2	$162.6

Fiscal 2012 Compared to Fiscal 2011

As of July 31, 2012, we had $137.2 million in cash and cash equivalents and marketable securities and working capital of $163.6 million, as compared to $162.6 million of cash and cash equivalents and marketable securities and $185.7 million of net working capital at July 31, 2011. The decrease in cash and cash equivalents and marketable securities was primarily due to operating cash needs and stock repurchases of $9.5 million.

Accounts receivable from trade customers, net of allowances, was $31.2 million at July 31, 2012, as compared to $42.6 million at July 31, 2011. The $11.4 million decrease in accounts receivable is primarily due to reduced revenue and continued timely customer collections. The allowance for doubtful accounts was less than $0.1 million or 0.1% of gross trade accounts receivable at July 31, 2012 and 2011, respectively.

Capital expenditures totaled $3.3 million for the year ended July 31, 2012, as compared to $6.8 million for the year ended July 31, 2011. Expenditures for the year ended July 31, 2012 and 2011 were composed primarily of testers and tester spare parts.

Net cash used in operating activities for the year ended July 31, 2012 was $9.5 million as compared to net cash provided by operating activities of $77.1 million for the year ended July 31, 2011. The net cash used in operating activities for the year ended July 31, 2012 was primarily related to our net loss of $19.9 million, adjusted for non-cash items, principally depreciation and amortization, restructuring, and stock-based compensation, of $18.2 million, offset by an increase in the net use or source of cash of $7.8 million. The net cash provided by operating activities for the year ended July 31, 2011 was primarily related to our net income of $60.1 million, adjusted for non-cash items, principally depreciation and amortization and stock-based compensation, of $23.5 million, offset by an increase in the net use or source of cash of $6.5 million.

Net cash used in investing activities for the year ended July 31, 2012 was $73.7 million as compared to net cash used in investing activities of $28.4 million for the year ended July 31, 2011. The net cash used in investing activities for the year ended July 31, 2012 was primarily related to $128.9 million in purchases of available-for-sale securities, $10.7 million in purchases of held- to-maturity securities, and $3.3 million in purchases of property and equipment, offset by $63.4 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities. The net cash used in investing activities for the year ended July 31, 2011 was primarily related to $49.4 million in purchases of available-for-sale securities, $4.0 million in purchases of held-to-maturity securities, and $6.8 million in purchases of property and equipment, offset by $30.7 million of proceeds from sales and maturities of available-for-sale securities and $1.1 million of proceeds from sales and maturities of held-to-maturity securities.

We used $9.9 million in net cash in financing activities for the year ended July 31, 2012 as compared to net cash used in financing activities of $1.0 million for the year ended July 31, 2011. The net cash used in financing activities for the year ended July 31, 2012 was primarily related to stock repurchases of $9.5 million and payments of tax withholdings for vested restricted stock units (“RSUs”) of $1.1 million, offset by proceeds from the employee stock purchase plan of $0.8 million. The net cash used in financing activities for the year ended July 31, 2011 was primarily related to payments made on our convertible senior subordinated notes of $0.9 million, payments of tax withholdings for vested RSUs of $0.8 million, offset by proceeds from the employee stock purchase plan of $0.7 million.

We believe our cash, cash equivalents and marketable securities balance of $137.2 million as of July 31, 2012 will be sufficient to meet working capital and expenditures needs for at least the next twelve months. In addition, the amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. Inflation has not had a significant long-term impact on our revenue or earnings.

Fiscal 2011 Compared to Fiscal 2010

As of July 31, 2011, we had $162.6 million in cash and cash equivalents and marketable securities and working capital of $185.7 million, as compared to $93.4 million of cash and cash equivalents and marketable securities and $111.0 million of net working capital at July 31, 2010. A primary contributor to the increase in cash and cash equivalents and marketable securities was higher operating cash due to net income, which included the receipt of the Verigy Termination Fee, net of expenses of $10.1 million. We also benefited from continued strength in managing working capital by carefully monitoring customer payment terms and collections and implementing tight control over vendor payments.

Accounts receivable from trade customers, net of allowances, was $42.6 million at July 31, 2011, as compared to $45.6 million at July 31, 2010. The $3.0 million decrease in accounts receivable was primarily due to lower revenue for the quarter ended July 31, 2012 compared to the same period in the prior year. The allowance for doubtful accounts was less than $0.1 million, or 0.1% of gross trade accounts receivable at July 31, 2011 and $0.1 million, or 0.2% of gross trade accounts receivable at July 31, 2010.

Capital expenditures totaled $6.8 million for the year ended July 31, 2011, as compared to $3.7 million for the year ended July 31, 2010. Expenditures for the year ended July 31, 2011 and 2010 were composed primarily of purchases of new testers and additional tester spare parts. Also included in the capital expenditures for the year ended July 31, 2010 was equipment related to our asset purchase of a board repair vendor.

Net cash provided by operating activities for the year ended July 31, 2011 was $77.1 million as compared to net cash provided by operating activities of $38.7 million for the year ended July 31, 2010. The net cash provided by operating activities for the year ended July 31, 2011 was primarily related to our net income of $60.1 million for the year ended July 31, 2011, adjusted for non-cash items, principally depreciation and amortization and stock-based compensation, of $23.5 million, offset by an increase in the net use or source of cash of $6.5 million. The net cash provided by operating activities for the year ended July 31, 2010 was primarily related to our net income of $18.1 million, adjusted for non-cash items, principally depreciation and amortization and stock-based compensation, of $29.4 million, offset by an increase in the net use or source of cash of $8.8 million.

Net cash used in investing activities for the year ended July 31, 2011 was $28.4 million as compared to net cash used in investing activities of $12.2 million for the year ended July 31, 2010. The net cash used in investing activities for the year ended July 31, 2011 was primarily related to $49.4 million in purchases of available-for-sale securities, $4.0 million in purchases of held-to-maturity securities, and $6.8 million in purchases of property and equipment, offset by $30.7 million of proceeds from sales and maturities of available-for-sale securities and $1.1 million of proceeds from held-to-maturity securities. The net cash used in investing activities for the year ended July 31, 2010 was primarily related to $42.0 million in purchases of available-for-sale securities, $1.1 million in purchases of held-to-maturity securities, and $3.7 million in purchases of property and equipment, offset by $34.6 million of proceeds from sales and maturities of available-for-sale securities.

We had $1.0 million in net cash used in financing activities for the year ended July 31, 2011 as compared to net cash used in financing activities of $37.8 million for the year ended July 31, 2010. The net cash used in financing activities for the year ended July 31, 2011 was primarily related to payments made on our convertible senior subordinated notes of $0.9 million, payments of tax withholdings for vested RSUs of $0.8 million, offset by proceeds from purchases of stock under the employee stock purchase plan of $0.7 million. The net cash used in financing activities for the year ended July 31, 2010 was primarily related to net repayments of borrowings from our revolving credit facility of $39.4 million, and payments made on our convertible senior subordinated notes of $33.1 million, as well as payments made on our term loan of $12.2 million, partially offset by net proceeds from our secondary equity offering of $47.7 million.

Stock Repurchases

On September 15, 2011, we announced that our board of directors authorized a stock repurchase program for up to $25 million. Under this program, our board of directors authorized us to repurchase shares of our common stock from time to time in open market transactions. We determine the timing and amount of the transaction based on our evaluation of market conditions and other factors. We may suspend or discontinue the repurchase program at any time and has no expiration date. During the fiscal year ended July 31, 2012, we repurchased 1,652,394 shares for $9.6 million, which included $0.1 million of commissions.

As of October 11, 2012, we repurchased an additional 1.1 million shares for approximately $6.5 million.

Convertible Senior Subordinated Notes

In the year ended July 31, 2010, we repurchased $33.1 million of our 3.5% Convertible Senior Subordinated Notes due May 2011 (the “2011 Notes”) at a discount to their par value for net cash consideration of $31.6 million. We accounted for the repurchase of the Notes as an extinguishment of debt in accordance with FASB ASC Topic 860, Transfers and Servicing and recorded a net gain on extinguishment of debt of $0.9 million in the twelve months ended July 31, 2010.

On May 15, 2011, at maturity of the 2011 Notes, we repaid the remaining outstanding principal of the 2011 Notes, together with accrued and unpaid interest thereon, and a maturity premium equal to 7.5% of such principal. As a result, as of July 31, 2012 and 2011, respectively, we had no Notes outstanding.

Covenants

As of July 31, 2012, we no longer have debt obligations subject to covenants.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our rental properties, other operating leases, inventory purchase commitments, and severance payments.

The aggregate outstanding amount of our contractual obligations was $41.2 million as of July 31, 2012. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

We have approximately $15.1 million of non-cancelable inventory commitments with our outsource suppliers as of July 31, 2012. Included in the non-cancelable inventory commitments is approximately $9.7 million related to our consolidation of outsource manufacturing activities with Jabil Circuit. We expect to consume this inventory through normal operating activity.

The following summarizes our contractual obligations at July 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods:

	Fiscal year-end
	Total	2013	2014 – 2015	2016 – 2017	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$25,835	$5,513	$9,616	$6,261	$4,445
Inventory commitments	15,091	15,091	—	—	—
Severance	315	315	—	—	—

Total Contractual Obligations	$41,241	$20,919	$9,616	$6,261	$4,445

We also expect to invest approximately $7 million in capital expenditures in fiscal 2013.

Off-Balance Sheet Arrangements

As of July 31, 2012, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K regarding the impact of certain recently issued accounting pronouncements on our consolidated financial statements.

Item	7A. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit-risk consist principally of investments in cash equivalents, marketable securities and trade receivables. We place our marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain capital preservation and liquidity.

Our primary exposure to market risks is fluctuations in foreign currency exchange rates.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. As currency exchange rates fluctuate, translation of the financial condition and statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in foreign currency exchange rates on our financial condition and results of operations has not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Asia, and Europe. In fiscal 2012, our revenues derived from sales outside the United States constituted 77% of our total revenues. Accounts receivable in currencies other than U.S. dollars compose 1.7% of the outstanding accounts receivable trade balance at July 31, 2012. Receivables generally are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars compose 5.1% of the outstanding accounts payable balance at July 31, 2012.

See Note 2 of our Consolidated Financial Statements-Summary of Significant Accounting Policies—Derivatives contained in this report for additional information on the foreign exchange rate risk sensitive instruments entered into by the Company for purposes other than trading. The Company does not enter into foreign exchange rate risk sensitive instruments for trading purposes. Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Interest Rate Risk

As of the date of filing we have no amounts outstanding under any credit facility or debt obligation or any interest rate risk sensitive instruments. We may from time to time have other outstanding short-term and long-term borrowings with variable interest rates.

Item 8.	Financial Statements and Supplementary Data

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$29,446	$123,198
Marketable securities	107,728	39,417
Accounts receivable—trade, net of allowances of $39 and $40, respectively	31,182	42,646
Accounts receivable—other	740	408
Inventories, net	28,850	21,145
Prepaid expenses and other current assets	3,440	4,368

Total current assets	201,386	231,182
Property and equipment, net	18,229	20,827
Intangible assets, net	3,153	6,317
Goodwill	43,030	43,030
Other assets	1,270	759

Total assets	$267,068	$302,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,734	$15,232
Deferred revenues	5,347	5,589
Other accrued expenses	19,736	24,677

Total current liabilities	37,817	45,498
Other long-term liabilities	13,547	15,897
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.05 par value:
150,000,000 shares authorized; 48,607,228 and 49,607,223 shares issued and outstanding in 2012 and 2011, respectively	2,430	2,480
Additional paid-in capital	750,760	756,046
Accumulated other comprehensive income	230	41
Accumulated deficit	(537,716)	(517,847)

Total stockholders’ equity	215,704	240,720

Total liabilities and stockholders’ equity	$267,068	$302,115

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year ended July 31,
	2012	2011	2010
Net product sales	$95,357	$207,831	$174,088
Net service sales	36,777	41,699	44,994

Net sales	132,134	249,530	219,082
Cost of sales	63,637	95,290	96,700

Gross profit	68,497	154,240	122,382
Engineering and product development expenses	49,864	52,697	48,943
Selling, general and administrative expenses	36,348	48,968	44,956
Amortization of purchased intangible assets	3,163	5,961	10,655
Restructuring	1,104	363	2,027

(Loss) income from operations	(21,982)	46,251	15,801
(Expense) other income:
Interest expense	(179)	(309)	(2,745)
Investment income	910	349	224
Other income, net	444	13,472	2,131
Gain on extinguishment of debt, net	—	—	3,080

(Loss) income before income taxes	(20,807)	59,763	18,491
(Benefit from) provision for income taxes	(938)	(315)	343

Net (loss) income	$(19,869)	$60,078	$18,148

Net (loss) income per share:
Basic	$(0.40)	$1.22	$0.40
Diluted	$(0.40)	$1.19	$0.39
Weighted-average common shares used in computing net (loss) income per share:
Basic	49,080	49,398	45,198
Diluted	49,080	50,415	46,036
Comprehensive (loss) income:
Net (loss) income	$(19,869)	$60,078	$18,148
Unrealized gain (loss) on marketable securities	189	5	(81)

Comprehensive (loss) income	$(19,680)	$60,083	$18,067

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid–In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (#)	Amount ($)
Balance at July 31, 2009	42,550,513	$2,128	$699,232	$117	$(596,073)	$105,404
Equity Offering, net of fees	5,941,667	297	47,359	—	—	47,656
Vesting of stock based awards, net of shares withheld for taxes	485,154	24	3,630	—	—	3,654
Issuance of shares under employees’ stock purchase plan	73,978	4	498	—	—	502
Unrealized loss on marketable securities	—	—	—	(81)	—	(81)
Effect of adoption of ASC 470-20 as it relates to Convertible Senior Subordinated Notes	—	—	1,469	—	—	1,469
Net Income	—	—	—	—	18,148	18,148

Balance at July 31, 2010	49,051,312	2,453	752,188	36	(577,925)	176,752
Vesting of stock based awards, net of shares withheld for taxes	416,804	20	2,973	—	—	2,993
Stock option exercises	37,985	2	211	—	—	213
Issuance of shares under employees’ stock purchase plan	101,122	5	674	—	—	679
Unrealized gain on marketable securities	—	—	—	5	—	5
Net Income	—	—	—	—	60,078	60,078

Balance at July 31, 2011	49,607,223	2,480	756,046	41	(517,847)	240,720
Vesting of stock based awards, net of shares withheld for taxes	485,456	24	3,268	—	—	3,292
Stock option exercises	20,046	1	116	—	—	117
Repurchases of common stock	(1,652,394)	(82)	(9,443)	—	—	(9,525)
Issuance of shares under employees’ stock purchase plan	146,897	7	773	—	—	780
Unrealized gain on marketable securities	—	—	—	189	—	189
Net loss	—	—	—	—	(19,869)	(19,869)

Balance at July 31, 2012	48,607,228	$2,430	$750,760	$230	$(537,716)	$215,704

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(19,869)	$60,078	$18,148
Add (deduct) non-cash items:
Stock-based compensation	4,449	3,905	4,220
Depreciation and amortization	10,917	17,655	24,736
Gain on extinguishment of debt, net	—	—	(3,080)
Restructuring	1,104	363	2,027
Loss on disposal of property and equipment	50	54	1,775
Other non-cash items	1,636	1,910	1,711
Changes in operating assets and liabilities:
Accounts receivable	10,613	3,618	(21,743)
Inventories	(9,377)	(839)	15,179
Prepaid expenses	568	490	6,378
Other assets	62	(536)	574
Accounts payable	(2,498)	(1,407)	(1,912)
Accrued expenses	(6,921)	(5,455)	(10,212)
Deferred revenues	(242)	(2,728)	944

Net cash (used in) provided by operating activities	(9,508)	77,108	38,745
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,328)	(6,769)	(3,653)
Purchases of held-to-maturity securities	(10,678)	(3,995)	(1,097)
Purchases of available-for-sale securities	(128,864)	(49,418)	(42,006)
Proceeds from sales and maturities of held-to-maturity securities	5,750	1,100	—
Proceeds from sales and maturities of available-for-sale securities	63,413	30,661	34,581

Net cash used in investing activities	(73,707)	(28,421)	(12,175)
Cash Flows from Financing Activities:
Proceeds from borrowings from revolving credit facility	—	—	59,961
Repurchases of common stock	(9,525)	—	—
Proceeds from equity offering, net of commissions and fees	—	—	47,656
Proceeds from employees’ stock purchase plan	780	679	502
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,124)	(832)	(1,290)
Repayments of borrowings from revolving credit facility	—	—	(99,361)
Payments of term loan	—	—	(12,200)
Payments of convertible senior subordinated notes	—	(876)	(33,109)

Net cash used in financing activities	(9,869)	(1,029)	(37,841)
Effect of exchange rate changes on cash and cash equivalents	(668)	562	(239)

Net (decrease) increase in cash and cash equivalents	(93,752)	48,220	(11,510)
Cash and cash equivalents at beginning of year	123,198	74,978	86,488

Cash and cash equivalents at end of year	$29,446	$123,198	$74,978

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides market-focused, cost-optimized automated test equipment (ATE) solutions for the semiconductor industry. We design, manufacture, market and service ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments of the semiconductor industry. Semiconductor designers and manufacturers worldwide use our equipment to test their devices during the manufacturing process. After testing, these devices are incorporated in a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devises used in portable and automotive electronics. We also sell hardware and software support and maintenance services for its test systems.

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

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Codification (FASB ASC). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the years ended July 31, 2012, 2011, or 2010.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The notional amount and market amount of the foreign currency forward contract was $4.6 million and $4.8 million, respectively, at July 31, 2011. During the fiscal year ended July 31, 2012, the Company settled its foreign currency forward contract. The following table summarizes the fair value of derivative instruments as of July 31, 2011 and reflects the settlement of the derivative instrument as of July 31, 2012:

Derivatives not designated as hedging instruments:	Balance Sheet Location	July 31, 2012	July 31, 2011
		(in thousands)
Foreign exchange contract	Other accrued expenses	$—	$187

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2010, the Company adopted the provisions of ASU 2009-13, which is an update to ASC 605. The update establishes a selling price hierarchy for determining the selling price or, if that’s not available, the estimated selling price of a deliverable under a revenue arrangement and is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning on August 1, 2010. Adoption of the update did not have a material impact on the Company’s financial statements for the twelve months ended July 31, 2012.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and typically have a contractual maturity of ninety days or less. A majority of the Company’s trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. The volatility of the industries that the Company serves can cause certain of its customers to experience shortages of cash, which can impact their ability to make required payments. An allowance for doubtful accounts is maintained for potential credit losses based upon the Company’s assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. In any circumstances in which the Company is aware of a customer’s inability to meet its financial obligations, an allowance is provided, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation, and historical experience. If circumstances change, and the financial condition of customers is adversely affected resulting in their inability to meet their financial obligations to the Company, additional allowances may be recorded.

Engineering and Product Development Costs

The Company expenses all engineering and product development costs as incurred. Expenses subject to capitalization in accordance with the Topic 985, Software, to the FASB ASC, relating to certain software development costs, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were $3.4 million, $4.1 million, and $3.4 million for fiscal years ended July 31, 2012, 2011, and 2010, respectively.

Income Taxes

The provision for or benefit from income taxes is primarily due to the release of reserves due to statute of limitation expirations and legal entity dissolutions.

The Company recorded an income tax benefit of $0.9 million for the twelve months ended July 31, 2012, primarily due to the release of reserves related to statute of limitation expirations and legal entity dissolutions. For the twelve months ended July 31, 2011, the Company recorded an income tax benefit of $0.3 million, primarily due to foreign tax on earnings in foreign jurisdictions and the receipt of an income tax refund in the United States.

As of July 31, 2012 and July 31, 2011, the total unrecognized income tax benefits were $8.0 million and $9.1 million, respectively, of which $4.4 million, if recognized, would impact the Company’s income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of July 31, 2012 and July 31, 2011, the Company had accrued approximately $1.0 million and $1.3 million, respectively, for potential payment of accrued interest and penalties.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Singapore, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years prior to 1998.

As a result of the merger with Credence on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation on net operating loss carryforward utilization. The Company’s ability to use acquired net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 is approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses that are able to be used to approximately $202.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

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

During the fiscal year ended July 31, 2012, the Company granted 939,600 Restricted Stock Units (RSUs) to certain executives, directors and employees, with time-based vesting terms ranging from one to four years. Of these, 465,000 RSUs were granted to executives. As further described in Note 7, the Company also granted RSU awards for the years ended July 31, 2011 and 2010. There were no stock option grants for the years ended July 31, 2012, 2011 or 2010.

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

For the years ended July 31, 2012, 2011, and 2010, the Company recorded stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2012	2011	2010
	(in thousands)
Cost of sales	$123	$165	$115
Engineering and product development expenses	533	891	915
Selling, general and administrative expenses	3,793	2,849	3,190

Total stock-based compensation expense	$4,449	$3,905	$4,220

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2012, there was approximately $7.7 million of unrecognized stock-based compensation expense related to share-based equity grants to employees that is expected to be recognized over the next 3.8 years.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company offers a one or two year warranty for all of its products, the terms and conditions of which are based on the product sold and the customer. For all products sold, the Company accrues a liability for the estimated cost of standard warranty at the time of shipment and defers the portion of product revenue attributed to the estimated selling price of non-standard warranty, if any are offered. Costs for non-standard warranty are expensed as incurred. Factors that impact the warranty liability include the number of installed products, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts amounts as necessary.

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC, for the years ended July 31, 2012 and 2011:

Product Warranty Activity	2012	2011
	(in thousands)
Balance at beginning of period	$2,281	$4,398
Warranty expenditures for current period	(3,297)	(8,049)
Changes in liability related to pre-existing warranties	12	(321)
Provision for warranty costs in the period	2,676	6,253

Balance at end of period	$1,672	$2,281

Net (loss) Income per Share

Basic net loss per common share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options, restricted stock units and convertible debt, and is computed by dividing net (loss) income by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted net (loss) income per share is as follows:

	Fiscal Year Ended July 31,
	2012	2011	2010
	(in thousands, except per share data)
Net (loss) income	$(19,869)	$60,078	$18,148
Basic EPS
Weighted average shares outstanding—basic	49,080	49,398	45,198
Basic EPS	$(0.40)	$1.22	$0.40
Diluted EPS
Weighted average shares outstanding—basic	49,080	49,398	45,198
Plus: impact of stock options and unvested restricted stock units	—	1,017	838

Weighted average shares outstanding—diluted	49,080	50,415	46,036

Diluted EPS	$(0.40)	$1.19	$0.39

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended July 31, 2012, 2011 and 2010, options to purchase approximately 1.2 million, 1.5 million, and 2.1 million shares, respectively, of common stock were not included in the calculation of diluted EPS because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. In accordance with the contingently issuable shares guidance of the FASB ASC Topic 260, Earnings Per Share, to, the calculation of diluted net income (loss) per share excludes 1.8 million, 0, and 0 RSUs for the years ended July 31, 2012, 2011, and 2010, respectively, as to include them would have been anti-dilutive. The calculation of diluted net income (loss) per share for the year ended July 31, 2010 also excludes impact of the conversion features of the Company’s Convertible Senior Subordinated Notes due 2010 and 2011 as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash, money market accounts and reverse repurchase agreements. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with Topic 320, Investments – Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper that it considers to be held to maturity, based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability, and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
July 31, 2012
Due in less than one year	$69,044
Due in 1 to 3 years	38,684

Total Marketable securities	$107,728

Total Amount
(in thousands)
July 31, 2011
Due in less than one year	$21,351
Due in 1 to 3 years	18,066

Total Marketable securities	$39,417

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2012
Corporate (a)	$53,012	$52,553
Government	17,148	17,078
Mortgage-Backed	6,351	6,305
Asset-Backed	31,217	31,062

Total	$107,728	$106,998

July 31, 2011
Corporate (a)	$28,262	$27,951
Government	11,155	11,099

Total	$39,417	$39,050

(a)	Included in the above figures is $2,797 and $3,998 of market value and amortized cost related to the Company’s held to maturity investments as of July 31, 2012 and 2011, respectively.

Realized gains, losses and interest income are included in investment income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. The Company analyzes its securities portfolio for other than temporary impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other than temporary impairment losses recorded in the twelve months ended July 31, 2012, 2011, or 2010.

The following table summarizes marketable securities and related unrealized gains and losses as of July 31, 2012 and 2011:

July 31, 2012	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$14,727	$(27)
Securities > 12 months unrealized losses	7,313	(22)
Securities < 12 months unrealized gains	54,317	80
Securities > 12 months unrealized gains	31,371	199

Total	$107,728	$230

July 31, 2011	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$6,638	$(3)
Securities > 12 months unrealized losses	4,994	(4)
Securities < 12 months unrealized gains	14,713	13
Securities > 12 months unrealized gains	13,072	35

Total	$39,417	$41

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest income and realized gains and losses from sales of marketable securities, included in investment income in the Statement of Operations, are as follows:

	Year Ended July 31,
	2012	2011	2010
	(in thousands)
Interest income on marketable securities	$2,637	$895	$180
Realized loss from sales of securities	(14)	(12)	(22)

Total	$2,623	$883	$158

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

Concentration of Credit Risk

	Year Ended July 31,
	2012	2011	2010
	(in millions except %’s)
Revenue from top ten customers	68%	80%	77%
Accounts receivable from the top ten customers	$22.8	$35.3	$36.3
Sales to customers outside the United States	$101.6	$212.3	$167.0

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company periodically reviews these investments to evaluate and minimize credit risk. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain letters of credit on sales to certain foreign customers. There were no write-offs of accounts receivable during the fiscal years ended July 31, 2012, July 31, 2011, and 2010.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	As of July 31,
	2012	2011
	(in thousands)
Material and purchased components	$13,811	$11,313
Work-in-process	3,045	2,080
Finished testers, including inventory consigned to customers	11,994	7,752

Total inventories	$28,850	$21,145

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the $28.9 million inventory balance at July 31, 2012, $18.1 million consists of materials and components to support current requirements for X-Series, ASL and Diamond products, $7.4 million consists of evaluation inventory at customers, and $2.2 million consists of “last time buy” custom components primarily for ASL products. In addition, we had $1.2 million of deferred inventory costs related to shipment of inventory where revenue recognition is subject to customer-specific product acceptance and such product had not been accepted by the end of fiscal 2012. If actual demand for our products deteriorates or market conditions are less favorable than those that we project, additional inventory reserves may be required.

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

As of July 31, 2012 and July 31, 2011, inventory is stated net of inventory reserves of $42.4 million and $43.0 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

For the year ended July 31, 2012, the Company recorded $6.9 million in sales of previously reserved inventory, and the Company released reserves of $2.0 million related to these sales. For the year ended July 31, 2011, the Company recorded $20.4 million in sales of previously reserved inventory, and the Company released reserves of $4.1 million related to these sales. For the year ended July 31, 2010, the Company recorded $1.9 million in sales of previously reserved inventory, and the Company released reserves of $0.8 million related to these sales.

Property and Equipment

Property and equipment acquired is recorded at cost. The Company provides for depreciation and amortization using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. Property and equipment are summarized as follows:

	As of July 31,		Estimated Useful Lives
	2012	2011
	(in thousands)		(in years)
Equipment spares	$57,841	$65,078	5 or 7
Machinery, equipment and internally manufactured systems	38,067	41,476	3-7
Office furniture and equipment	3,885	4,892	3-7
Purchased software	2,870	2,805	3
Land	2,524	2,524	—
Leasehold improvements	6,187	6,134	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	111,374	122,909
Accumulated depreciation and amortization	(93,145)	(102,082)

Property and equipment, net	$18,229	$20,827

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense was $7.8 million, $11.6 million, and $14.0 million for the years ended July 31, 2012, 2011, and 2010, respectively.

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference between the impaired asset’s carrying value and its fair value. During the year ended July 31, 2012, there were no indicators that required the Company to conduct a recoverability test at that date and, therefore, the Company did not recognize an impairment loss during the year ended July 31, 2012.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s net assets. If the carrying value of a reporting unit’s net assets exceeds the implied fair value of the reporting unit then the Company would record an impairment loss equal to the difference. As of July 31, 2012 the fair value of the Company’s reporting unit exceeded the carrying value of the reporting unit’s net assets and therefore no impairment exists as of that date.

The Company’s Goodwill consists of the following:

Goodwill	July 31, 2012	July 31, 2011
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of July 31, 2012
		(in thousands)
Description	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	14,965	1,035
Developed technology—Diamond	9.0	9,400	8,367	1,033
Maintenance agreements	7.0	1,900	815	1,085

Total intangible assets		$38,900	$35,747	$3,153

		As of July 31, 2011
		(in thousands)
Description	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	12,945	3,055
Developed technology—Diamond	9.0	9,400	7,495	1,905
Maintenance agreements	7.0	1,900	543	1,357

Total intangible assets		$38,900	$32,583	$6,317

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 2.2 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
2013	1,583
2014	769
2015	396
2016	321
Thereafter	84

Total	$3,153

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles- Goodwill and Other. This ASU intends to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guidance amount long-lived asset categories. The amendments are effective for annual and interim impairment tests performance for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statement for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating the impact of adoption of this amended standard.

3. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	July 31,
	2012	2011
	(in thousands)
Accrued compensation	$7,059	$10,340
Accrued vendor liability	2,373	2,442
Warranty reserve	1,672	2,281
Accrued restructuring	1,502	1,350
Accrued income, VAT, and local taxes	931	1,274
Accrued professional fees	835	964
Other accrued expenses	5,364	6,026

Total accrued expenses	$19,736	$24,677

4. LONG TERM DEBT

Convertible Senior Subordinated Notes Due 2011

In the year ended July 31, 2010, the Company repurchased $33.1 million of 3.5% Convertible Senior Subordinated Notes due May 2011 (the “2011 Notes”) at a discount to their par value for net cash consideration of $31.6 million. The Company accounted for the repurchase of the notes as an extinguishment of debt in accordance with FASB ASC Topic 860, Transfers and Servicing and recorded a net gain on extinguishment of debt of $0.9 million in the twelve months ended July 31, 2010.

On May 15, 2011, at maturity of the 2011 Notes, the Company repaid the outstanding principal of the Notes, together with accrued and unpaid interest thereon, and a maturity premium equal to 7.5% of such principal. As a result, as of July 31, 2012 and 2011, the Company had no Notes outstanding.

Covenants

As of July 31, 2012, the Company no longer has debt obligations subject to covenants.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES

The components of income (loss) before income taxes and the provision for (benefit from) income taxes consist of the following:

	Fiscal Year Ended July 31,
	2012	2011	2010
	(in thousands)
Income (loss) before income taxes
U.S.	$(22,857)	$73,666	$20,641
Foreign	2,050	(13,903)	(2,150)

Income (loss) before income taxes	$(20,807)	$59,763	$18,491

Provision for (benefit from) income taxes:
Current:
Federal	$—	$(405)	$(302)
State	—	(17)	—
Foreign	(938)	107	649

Total Current	$(938)	$(315)	$347

Deferred
Foreign	—	—	(4)

Total Deferred	—	—	(4)

Total provision for (benefit from) income taxes	$(938)	$(315)	$343

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended July 31,
	2012	2011	2010
U.S. Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance/utilization of net operating loss carryforwards	(34.11)	(34.68)	(32.60)
Tax credits	—	(0.67)	(1.60)
Change in Uncertain Tax Positions	4.99	0.09	0.30
Other	(1.37)	(0.26)	0.70

Effective tax rate	4.51%	(0.52)%	1.80%

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The temporary differences and carryforwards that created the deferred tax assets and liabilities as of July 31, 2012, and 2011 are as follows:

	As of July 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$137,984	$132,387
Capital loss carryforwards	757	759
Tax credits	24,998	24,660
Inventory valuation reserves	21,336	23,729
Deferred revenue	2,677	289
Fixed assets and spares	—	639
Other	13,909	14,119

Total deferred tax assets	201,661	196,582
Valuation allowance	(200,103)	(194,464)

Net deferred tax assets	$1,558	$2,118

Deferred tax liabilities:
Intangibles	$(99)	$(847)
Fixed assets and spares	(605)	—
Prepaid expenses	(28)	(32)
Other	(826)	(1,239)

Total deferred tax liabilities	(1,558)	(2,118)

Net deferred tax assets (liabilities)	$—	$—

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside of the U.S. and on which no U.S. taxes have been provided are approximately $0.2 million and $1.9 million as of July 31, 2012 and 2011. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be minimal.

Compliance with section 10-30 of FASB ASC Topic 740, Income Taxes, requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. Because of the cumulative net loss position of the Company and the uncertainty of the timing of profitability in future periods, the Company determined that a valuation allowance against its net deferred tax assets is appropriate as the Company determined it would be more likely than not unable to realize its deferred tax assets. The valuation allowance totaled $200.1 million and $194.5 million as of July 31, 2012 and 2011, respectively, an increase of $5.6 million. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in deferred tax assets associated with the current year taxable loss generated in various jurisdictions.

As of July 31, 2012, the Company had federal net operating loss carryforwards of $340.1 million, which expire from 2017 to 2032, federal tax credit carryforwards, including research and development and foreign tax credits, of $5.7 million which expire from 2018 to 2032, state net operating loss carryforwards of $238.8 million, which expire from 2013 to 2032, and state tax credits and carryforwards of $31.4 million, of which the majority have an indefinite credit carryforward period. The remaining state tax credit carryforwards begin expiring in 2013 to 2027. The Company also has foreign net operating loss carryforwards of approximately $15.8 million in various foreign jurisdictions.

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

As a result of the merger with Credence Systems Corporation on August 29, 2008, a greater than 50% cumulative ownership change in both entities has triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use the operating and acquired net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million, which, based on the currently enacted federal carryforward period, limits the amount of net operating losses able to be used to approximately $202.0 million as of July 31, 2012. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

A summary of the Company’s adjustments to its uncertain tax positions in the fiscal years ended July 31, 2012 and 2011 is as follows:

	2012	2011
	(in thousands)
Balance at beginning of year	$9,094	$8,559
Increase/ (decrease) for uncertain tax positions related to the current year	(195)	712
Increase/ (decrease) for uncertain tax positions related to prior years	(385)	—
Decreases for settlements with applicable taxing authorities	—	—
Decreases for lapses of statutes of limitations	(505)	(177)

Balance at end of year	$8,009	$9,094

As of July 31, 2012 and 2011, the Company’s unrecognized tax benefits were $8.0 million, and $9.1 million respectively, of which $4.4 million and $5.3 million respectively, if recognized, would impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has accrued a total of $1.0 million and $1.3 million, respectively, for the potential payment of interest and penalties at July 31, 2012 and July 31, 2011. The Company does not anticipate the amount of the reserve for uncertain tax positions that will be reduced over the next 12 month period will be material as the Company settles disputed items with the appropriate taxing authorities.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions, which are subject to potential examination by tax authorities. With few exceptions, the Company’s 1998 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss carryforwards.

Net cash paid (received) for income taxes during the year ended July 31, 2012 and July 31, 2011 was approximately $0.1 million and $(0.6) million, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its board of directors authorized a stock repurchase program for up to $25 million. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company determines the timing and amount of the transaction based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. During the fiscal year ended July 31, 2012, the Company repurchased 1,652,394 shares for $9.6 million, which included $0.1 million of commissions.

2010 Plan

In December 7, 2010, the Company’s, stockholders approved the Company’s 2010 Stock Plan (“2010 Plan”). Under the terms of the 2010 Plan, the Company may issue up to 4,800,000 shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the 2010 Plan. In addition, any unissued shares of the Company’s common stock that were available for issuance but not subject to grants under the Credence 2005 Plan, as amended and restated, and the LTX Corporation 2004 Plan, which are referred to together as the Prior Plans, and any shares of the Company’s common stock that were subject to grants made under the Prior Plans but were not issued as a result of termination, surrender, cancellation or forfeiture of outstanding awards will be, available for grant under the 2010 Plan. All future grants of equity awards will be made out of the 2010 Plan, and no additional grants will be made under the Prior Plans.

Reverse Stock Split

On September 15, 2010, the Company’s Board of Directors approved a one-for-three reverse stock split of the Company’s common stock, pursuant to a previously obtained stockholder authorization. The Company filed its Restated Articles of Organization on September 30, 2010 in order to effect the reverse stock split, and on a post-split basis, set the number of authorized shares of its common stock at 150,000,000. The Restated Articles of Organization were approved by the Company’s stockholders at the Special Meeting of Stockholders held on July 8, 2010.

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

Reserved Unissued Shares

At July 31, 2012 and July 31, 2011, the Company had reserved 8,916,747 and 9,723,074 of unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s Stock Option Plans, at July 31, 2012, 5,825,678 shares were available for future grant under the 2010 Plan. No shares were available for future grant under any of the other Company Stock Option Plans. The Company’s general practice has been to issue new shares upon the exercise of options or vesting of restricted stock units.

For the fiscal years ended July 31, 2012, 2011 and 2010 the Company’s stock option activity is as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,739,275	$25.04	2,371,252	$29.79	2,723,094	$30.00
Exercised	(20,046)	5.77	(37,985)	5.62	(7,047)	5.56
Forfeited	(476,758)	34.09	(593,992)	45.31	(344,795)	32.17

Options outstanding, end of year	1,242,471	$21.87	1,739,275	$25.04	2,371,252	$29.79

Options exercisable	1,242,471	$21.87	1,701,971	$25.45	2,279,600	$30.71

The intrinsic value of options exercised during the years ended July 31, 2012, 2011 and 2010 was $26,160, $111,814, and, $25,303 respectively.

As of July 31, 2012, the status of the Company’s outstanding and exercisable stock options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding (#)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price ($)	Number Exercisable (#)	Weighted Average Exercise Price ($)
$ 0.00 – 13.88	284,081	4.79	$8.21	284,081	$8.21
13.90 – 26.81	654,794	1.70	18.55	654,794	18.55
27.82 – 41.49	272,722	1.14	41.17	272,722	41.17
41.50 – 54.75	28,952	1.57	46.26	28,952	46.26
54.76 – 68.58	1,270	1.61	62.54	1,270	62.54
68.59 – 83.22	652	1.25	82.14	652	82.14

	1,242,471	2.28	$21.87	1,242,471	$21.87

Intrinsic value at July 31, 2012	$80,015			$80,015

Restricted Stock Units (“RSUs”)

During the fiscal year ended July 31, 2012, the Company granted 939,600 RSUs to certain executives, directors and employees, with time-based vesting terms ranging from one to four years. Of these, 465,000 RSUs were granted to executives.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal year ended July 31, 2011, the Company granted 784,450 RSUs to certain executives, directors and employees, with time-based vesting terms ranging from six months to four years. Of these, 330,000 RSUs were granted to executives.

During the year ended July 31, 2010, the Company granted 910,667 RSUs to certain executives and key employees with vesting terms of between three months and four years. Of these, 538,333 RSUs were granted to executives, which included approximately 293,333 that were granted to certain executives in lieu of cash as compensation related to a merger integration bonus tied to key success elements of the merger between LTX and Credence. The 293,333 RSUs vested over one year and the fair value of these awards was recognized by the Company as a reduction to the bonus accrual which was recorded as of July 31, 2009.

For the fiscal years ended July 31, 2012, 2011, and 2010 the status of the Company’s outstanding RSUs is as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of year	1,678,108	$5.64	1,490,232	$5.24	1,344,637	$5.55
Granted	939,600	6.04	784,450	6.80	910,667	5.28
Vested	(702,277)	5.74	(585,492)	6.24	(729,530)	5.74
Forfeited	(66,833)	5.45	(11,082)	3.36	(35,542)	7.67

RSUs outstanding, end of year	1,848,598	$5.81	1,678,108	$5.64	1,490,232	$5.24

The fair value of RSUs vested during the years ended July 31, 2012, 2011, and 2010 was $4.0 million, $3.6 million, and $4.6 million, respectively.

Employee Stock Purchase Plan

In December 2003, the shareholders approved an employee stock purchase plan, which was subsequently amended in September 2005 and July 2009 (“2004 ESPP”). Under the 2004 ESPP, as amended, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the Company’s common stock on the last business day of a six-month offering period. The 2004 ESPP limited the number of shares that can be issued over the term of the plan to eligible employees to 400,000 shares, and the July 2009 amendment increased the number of shares that may be issued by an additional 400,000 shares. In fiscal years 2012, 2011, and 2010, the total number of shares issued under the 2004 ESPP were 146,897, 101,122, and 73,978 respectively. As of July 31, 2012, there are 78,458 shares available for issuance under the 2004 ESPP.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, whereby a percentage of pretax profits are distributed quarterly to all eligible non-executive employees. Under the Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $0.1 million, $3.7 million, and $1.8 million for the years ended July 31, 2012, 2011, and 2010 respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has an Executive Profit Sharing Plan pursuant to which the Company’s executives are eligible to receive cash awards based on the Company’s achievement of certain profitability milestones. Executive employees included in this plan are excluded from the Profit Sharing Bonus Plan. Under the Executive Profit Sharing Plan, the Company recorded profit sharing expense of approximately $2.5 million and $1.6 million for the years ended July 31, 2011 and 2010 respectively. There was no executive profit sharing expense for the year ended July 31, 2012.

The Company maintains a 401(k) Growth and Investment Plan (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches 50% of employees’ first 6% of voluntary contributions. Company contributions vest at a rate of 20% per year and employees are 100% vested after 5 years of service. The Company funded the match of $1.1 million, $1.1 million, and $0.9 million for the fiscal years ended July 31, 2012, 2011, and 2010, respectively.

8. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (“ASC 280”) the Company operates in one reporting unit, that is, the design, manufacture and sale of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s sales to top ten customers for the twelve months ended July 31, 2012, 2011, and 2010, along with the accounts receivable for the same customers at July 31, 2012, 2011, and 2010 are summarized as follows:

	As of July 31,
	2012	2011	2010
Net sales to the top ten customers	68%	80%	77%
Accounts receivable from top ten customers (in millions)	$22.8	$35.3	$36.3

The Company’s customers with accounts receivable balances greater than 10% of total accounts receivable for the year ended July 31, 2012 was Spirox at 41%.

	As of July 31,
	2012	2011	2010
The Company’s customers over 10% of net sales:
Spirox	22%	14%	24%
Texas Instruments	21%	23%	13%
Atmel	4%	13%	12%

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s net sales to geographic area for the twelve months ended July 31, 2012, 2011, and 2010, along with the long-lived assets at July 31, 2012 and July 31, 2011, are summarized as follows:

	Year Ended July 31,
	2012	2011	2010
	(in thousands)
Sales to unaffiliated customers (ship to location):
United States	$30,486	$37,160	$51,711
Taiwan	26,308	50,914	70,038
Singapore	5,302	32,416	26,308
Philippines	25,117	62,218	28,735
All other countries (none of which is individually greater than 10% of net sales)	44,921	66,822	42,290

Total sales to unaffiliated customers	$132,134	$249,530	$219,082

	As of July 31,
	2012	2011
	(in thousands)
Long-lived assets
United States	$16,386	$18,820
Japan	564	51
Singapore	312	559
Philippines	166	371
All other countries	801	1,026

Total long-lived assets	$18,229	$20,827

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to certain legal proceedings and other contingencies, the outcomes of which are subject to significant uncertainty. The Company accrues for estimated losses if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company uses judgment and evaluates, with the assistance of legal counsel, whether a loss contingency arising from litigation should be disclosed or recorded. The outcome of legal proceedings and other contingencies is inherently uncertain and often difficult to estimate. Accordingly, if the outcome of legal proceedings and other contingencies is different than is anticipated by the Company, the Company would record the difference between any previously recorded amount and the full amount at which the matter was resolved, in earnings in the period resolved, which could negatively impact the Company’s results of operations and financial position for the period.

We are a defendant in a litigation matter incidental to the business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence Systems Corporation. We do not believe the plaintiff’s claims have merit and we are vigorously defending our position. An estimate of any potential loss cannot be made, and accordingly we have not accrued any amounts related to this matter.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 17, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Verigy Ltd., a corporation organized under the laws of Singapore (“Verigy”). In March 2011, prior to the closing of our merger with Verigy, the board of directors of Verigy determined that a proposal from Advantest to acquire all of the outstanding ordinary shares of Verigy for $15.00 per share in cash, on the terms and conditions set forth in a definitive implementation agreement proposed by Advantest, constituted a “Superior Offer” within the meaning of the Merger Agreement, the Verigy board of directors withdrew its recommendation in favor of the pending merger transaction between Verigy and the Company and, as a result the Company then terminated the Merger Agreement. As a result of the termination of the Merger Agreement, on March 25, 2011 Verigy paid the Company the $15.0 million Verigy Termination Fee required pursuant to the terms and conditions of the Merger Agreement, which is classified as other income in the Company’s statement of operations for the year ended.

In the twelve months ended July 31, 2011, the Company incurred approximately $4.9 million of expenses related to the Verigy transaction, of which $3.6 million was recorded in selling, general and administrative expenses on the Company’s consolidated statement of operations. The remaining $1.3 million was related to a break-up fee and was recorded as Other income (expense).

As previously reported, on April 19, 2011, the Company received a demand letter pursuant to Massachusetts General Laws ch. 156D, § 7.42 sent on behalf of Joel Krieger, a purported LTX-Credence shareholder, whose putative class action complaint, Krieger v. LTX-Credence Corp., et. al., No. 10-04713, filed on December 3, 2010 in the Superior Court for the Commonwealth of Massachusetts, was dismissed. The letter demanded that the Company commence legal proceedings against the Company’s directors and senior officers for breaches of their fiduciary duties, gross negligence and mismanagement, waste of corporate assets, and abuse of control, all arising out of the Company’s pursuit of a merger transaction with Verigy. On October 12, 2011 the independent members of the Company’s Board of Directors determined that pursuing the claims asserted in the demand letter was not in the Company’s best interest. In January 2012, counsel to Mr. Krieger informed the Company that Mr. Krieger would no longer pursue the demand or the claims therein at this time.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2012 or July 31, 2011.

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to the Company. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of July 31, 2012 or July 31, 2011.

As of July 31, 2012, the Company has approximately $15.1 million of non-cancelable inventory commitments with its outsource suppliers. Included in the non-cancelable inventory are purchase commitments of approximately $9.7 million related to the Company’s consolidation of its outsource manufacturing activities with Jabil Circuit. The Company expects to consume this inventory through normal operating activity.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2021. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of July 31, 2012, are as follows:

Year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2013	$5,426	$87	$5,513
2014	5,130	60	5,190
2015	4,412	13	4,425
2016	4,005	3	4,008
2017	2,253	—	2,253
Thereafter	4,446	—	4,446

Total minimum lease payments	$25,672	$163	$25,835

Total rent expense for the years ended July 31, 2012, 2011, and 2010 was $4.2 million, $4.6 million, and $5.5 million, respectively.

10. RESTRUCTURING

During the twelve months ended July 31, 2012, the Company reduced headcount in its global field service and applications engineering groups. The Company also exercised an early termination clause in one of its North America facility leases and vacated the facility. Consequently the Company recorded a liability for severance costs and other post-employment benefits for headcount reductions, as well as for its remaining obligation under the lease, including a termination fee for triggering the early termination clause. The total restructuring expense recorded related to these actions was approximately $0.8 million.

Also during the fiscal years ended July 31, 2012 and 2011 the Company recorded charges of $0.3 million and $0.4 million, respectively, as a result of modifying sublease assumptions and adjusting the liability for changes in common area maintenance charges associated with previously restructured facilities.

In the year ended July 31, 2009, the Company vacated certain facilities in an effort to consolidate operations and align the Company’s capacity after the merger with Credence. As of July 31, 2012 and 2011, the accrual for the previously restructured facility leases was $3.7 million and $4.7 million, respectively. This includes $2.6 million and $3.4 million, respectively, of long-term payments to be made for the remainder of the respective lease terms, the longest of which is through 2017. This liability is included in other long term liabilities on the Company’s consolidated balance sheets. The remainder of the accrual of $1.1 million and $1.3 million, respectively, is included in other accrued expenses on the Company’s consolidated balance sheets as of July 31, 2012 and 2011, respectively.

During the fiscal year ended July 31, 2010, the Company recorded a charge of $2.0 million related to additional square footage vacated, changes in sublease assumptions and future rental payments on previously vacated facilities, and employee termination-related costs associated with Europe and downsizing of the Company’s Hillsboro, Oregon facility.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The restructuring accrual as of July 31, 2012 for severance costs includes approximately $0.1 million of stock-based compensation associated with outstanding equity awards that will vest in accordance with the recipients’ severance agreements. This liability will be marked to market each reporting period in accordance with the provisions of ASC 718 until the vesting date, which is within 12 months.

The following table sets forth the Company’s restructuring accrual activity for the three years ended July 31, 2012:

	Severance Costs	Facility Leases	Total
	(in millions)
Balance July 31, 2009	2.8	5.6	8.4
Restructuring expense	0.4	1.6	2.0
Accretion and elimination of unfavorable lease liability	—	0.3	0.3
Cash paid	(3.1)	(1.7)	(4.8)

Balance July 31, 2010	0.1	5.8	5.9
Restructuring expense	—	0.4	0.4
Accretion and elimination of unfavorable lease liability	—	0.1	0.1
Cash paid	—	(1.6)	(1.6)

Balance July 31, 2011	0.1	4.7	4.8
Restructuring expense	0.8	0.3	1.1
Accretion and elimination of unfavorable lease liability	—	0.2	0.2
Stock based compensation	(0.1)	—	(0.1)
Cash paid	(0.4)	(1.5)	(1.9)

Balance July 31, 2012	$0.4	$3.7	$4.1

As of July 31, 2012, approximately $1.5 million of the liability is included in current liabilities as a component of accrued expenses on the consolidated balance sheet. Approximately $2.6 million is included in other long-term liabilities on the consolidated balance sheet.

11. FAIR VALUE MEASUREMENTS

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of July 31, 2012 and as of July 31, 2011, respectively.

		Fair Value Measurements at Reporting Date Using (in thousands)
July 31, 2012	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$29,446	$29,081	$365	$—
Marketable securities (2)	104,932	7,226	97,706	—

Total Assets	$134,378	$36,307	$98,071	$—

July 31, 2011	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$123,198	$122,698	$500	$—
Marketable securities (2)	35,419	10,031	25,388	—

Total Assets	$158,617	$132,729	$25,888	$—

Other accrued expenses (Foreign exchange contract (3)	$187	$—	$187	$—

Total Liabilities	$187	$—	$187	$—

(1)	Cash and cash equivalents as of July 31, 2012 and July 31, 2011 includes cash held in operating accounts of approximately $28.6 million and $10.9 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities as of July 31, 2012 and July 31, 2011 exclude approximately $2.8 million and $4.0 million, respectively, of commercial paper which is held-to-maturity and not subject to fair value measurements.
(3)	Other accrued expenses as of July 31, 2011 includes a derivative not designated as a hedging arrangement related to a foreign exchange contract of approximately $0.2 million.

The carrying value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities recorded at fair value on a non-recurring basis requiring valuation disclosures as of July 31, 2012 or as of July 31, 2011.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. QUARTERLY RESULTS OF OPERATIONS (unaudited)

Fiscal Year Ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$33,752	$24,082	$30,837	$43,463
Gross profit	18,037	10,880	15,813	23,767
Net (loss) income	(4,909)	(9,688)	(6,628)	1,356
Net (loss) income per share:
Basic	$(0.10)	$(0.20)	$(0.14)	$0.04
Diluted	$(0.10)	$(0.20)	$(0.14)	$0.04

Net loss for the year ended July 31, 2012 includes the following activity associated with infrequent transactions:

Fiscal Year Ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Merger-related income (expenses)	(115)	49	—	—
Release of income tax liabilities from lapses of statute of limitations	—	734	—	581
Restructuring	(46)	(141)	(739)	(178)

Total non-recurring income (expense)	$(161)	$642	$(739)	$403

Fiscal Year Ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$75,647	$52,549	$58,665	$62,669
Gross profit	47,246	31,423	36,461	39,110
Net income	19,675	4,705	23,622	12,076
Net income per share:
Basic	$0.40	$0.10	$0.48	$0.24
Diluted	$0.39	$0.09	$0.47	$0.24

Net income for the year ended July 31, 2011 includes the following activity associated with infrequent transactions:

Fiscal Year Ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Merger breakup fees	$—	$—	$15,000	$—
Merger-related expenses	—	(2,828)	(1,856)	(189)
Gain on disposition of property and equipment	—	—	—	53
Restructuring	(116)	—	(247)	—

Total non-recurring income (expense)	$(116)	$(2,828)	$12,897	$(136)

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$41,850	$48,000	$56,069	$73,163
Gross profit	20,206	25,962	32,148	44,066
Net (loss) income	(3,194)	813	6,829	13,700
Net (loss) income per share:
Basic	$(0.06)	$0.03	$0.15	$0.28
Diluted	$(0.06)	$0.03	$0.15	$0.27

Net income (loss) for the year ended July 31, 2010 includes the following activity associated with the following infrequent transactions:

Fiscal Year Ended July 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Gain on extinguishment of debt, net	$625	$306	$2,126	$23
Collection of previously written off receivable	—	600	1,000	1,000
Gain /(loss) on disposition of property and equipment	44	(6)	(13)	(1,378)
Restructuring	(423)	(816)	(788)	—

Total non-recurring income (expense)	$246	$84	$2,325	$(355)

13. SUBSEQUENT EVENTS

As of October 11, 2012, the Company has repurchased 2.8 million shares for $16.1 million under its board authorized stock repurchase program. Approximately 1.1 million shares were repurchased for approximately $6.5 million subsequent to the balance sheet date.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX-Credence Corporation;

We have audited the accompanying consolidated balance sheets of LTX-Credence Corporation as of July 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LTX-Credence Corporation at July 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTX-Credence Corporation’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 15, 2012

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in this Item 9.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX-Credence Corporation

We have audited LTX-Credence Corporation’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTX-Credence Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LTX-Credence Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTX-Credence Corporation as of July 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2012 and our report dated October 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 15, 2012

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the fiscal year ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information relating to our directors and executive officers, Section 16(a) beneficial ownership reporting compliance, code of ethics, director nomination procedures and audit committee, is incorporated herein by reference from our definitive proxy statement in connection with our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”). The 2012 Proxy Statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

The information required by this item, including information relating to our executive compensation and compensation committee, is incorporated herein by reference from the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including information relating to our security ownership of certain beneficial owners, is incorporated herein by reference from the 2012 Proxy Statement. In addition, the information under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item, including information relating to our related person transactions and director independence, is incorporated herein by reference from the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item, including information relating to our principal accountant fees and services, is incorporated herein by reference from the 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2012, are included in Item 8, herein.

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

(c) Financial Statement Schedules

SCHEDULE II

LTX-CREDENCE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2012, 2011 and 2010

(in thousands)

Description	Balance at beginning of period	Charged to expense	Transfers In, Net (1)	Deductions (2)	Balance at end of period
Reserve for doubtful accounts
July 31, 2012	$40	$2	$—	$(3)	$39
July 31, 2011	$108	$6	$—	$(74)	$40
July 31, 2010	$481	$303	$—	$(676)	$108
Reserve for excess and obsolete inventory (3)
July 31, 2012	$42,978	$2,360	$304	$(3,250)	$42,392
July 31, 2011	$45,600	$2,630	$(297)	$(4,955)	$42,978
July 31, 2010	$56,613	$2,628	$241	$(13,882)	$45,600

(1)	Represents transfers from fully reserved vendor liability obligations and internal capital equipment and transfers to fixed assets.
(2)	Represents amounts written off or utilization of reserve or recovery of previously written off amounts.
(3)	Amounts charged to expense and recorded in cost of sales are costs relating to product deemed defective or unusable during the normal manufacturing process which total $2.4 million, $2.6 million and $2.6 million for fiscal years 2012, 2011, and 2010, respectively. Deductions are also recorded to cost of sales and primarily represent release of reserves related to sales of previously reserved inventory, which totaled $(3.2) million, $(5.0) million and $(13.9) million for the fiscal years 2012, 2011 and 2010, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX-Credence CORPORATION

By:	/s/ DAVID G. TACELLI
David G. Tacelli
President and Chief Executive Officer

October 15, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	October 15, 2012

/s/ DAVID G. TACELLI David G. Tacelli	President and Chief Executive Officer (Principal Executive Officer)	October 15, 2012

/s/ MARK J. GALLENBERGER Mark J. Gallenberger	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 15, 2012

/s/ MARK S. AIN Mark S. Ain	Director	October 15, 2012

/s/ STEPHEN M. JENNINGS Stephen M. Jennings	Director	October 15, 2012

/s/ ROGER J. MAGGS Roger J. Maggs	Director	October 15, 2012

/s/ BRUCE R. WRIGHT Bruce R. Wright	Director	October 15, 2012

/s/ PING YANG Ping Yang	Director	October 15, 2012

Jorge L. Titinger	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 20, 2008, by and among the Registrant, Zoo Merger Corporation and Credence Systems Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

2.2	Agreement and Plan of Merger by and among the Registrant, Verigy Ltd., Alisier Limited, Lobster-1 Merger Corporation, and Lobster-2 Merger Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2010)

3.1	Restated Articles of Organization, (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2010

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007)

4.2	Indenture, dated as of May 22, 2009, between LTX-Credence Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2009)

10.1+	1999 Stock Plan (Incorporated by reference to Exhibit 10(CC) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

10.2+	2001 Stock Plan (Incorporated by reference to Exhibit 10(FF) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003)

10.3+	2004 Stock Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.4+	2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-111814))

10.5+	Credence Systems Corporation 2005 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Credence System Corporation’s Current Report on Form 8-K filed on April 7, 2008)

10.6+	2010 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on November 8, 2010)

10.7+	LTX 401(k) Adoption Agreement, Retirement Plan and Trust Agreement (Incorporated by reference to Exhibit 10(F) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002)

10.8+	Summary of Executive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.9+	Form of Change of Control Agreement entered into with certain executive officers (Incorporated by reference to Exhibit 10(Y) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.10+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2011)

10.11+	Retention Agreement, dated July 29, 2008, between the Registrant and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2008)

Exhibit No.	Description

10.12	Loan and Security Agreement dated as of December 7, 2006 between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007)

10.13	Tender Support Agreement, dated as of April 22, 2009, between the Company and Tradewinds Global Investors, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.14	First Loan Modification Agreement, dated as of February 25, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

10.15	Second Loan Modification Agreement, dated as of March 27, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

10.16	Third Loan Modification Agreement, dated as of April 22, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.17+	Amended and Restated LTX-Credence Corporation Employee 2004 Stock Purchase Plan (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2009)

10.18	Fourth Loan Modification Agreement, dated as of August 5, 2009 between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed on August 5, 2009)

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

25.1	Statement of Eligibility on Form T-1 under the Trust Indenture Act of 1939, as amended (Incorporated by reference to Exhibit 25.1 to the Registrant’s Current Report on Form T-3 filed on February 13, 2009)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Shareholder Return on Common Stock

The graph below compares LTX-Credence Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the RDG Semiconductor Composite Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 7/31/2007 to 7/31/2012.

* $100 invested on 7/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending July 31.

	7/07	7/08	7/09	7/10	7/11	7/12
LTX-Credence Corporation	100.00	47.49	19.61	61.00	52.21	42.56
NASDAQ Composite	100.00	87.14	82.39	92.16	113.03	117.69
RDG Semiconductor Composite	100.00	77.77	71.76	80.47	91.01	90.90

The stock price performance included in this graph is not necessarily indicative of future stock price performance.