Form 10-Q
period 2012-10-31
LTX-CREDENCE CORP
filed 2012-12-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 4, 2012
Common Stock, $0.05 par value per share	47,361,254 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,290	$29,446
Marketable securities	103,550	107,728
Accounts receivable—trade, net of allowances of $39	34,189	31,182
Accounts receivable—other	623	740
Inventories	31,477	28,850
Prepaid expenses and other current assets	3,045	3,440

Total current assets	198,174	201,386
Property and equipment, net	18,236	18,229
Intangible assets, net	2,757	3,153
Goodwill	43,030	43,030
Other assets	1,286	1,270

Total assets	$263,483	$267,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,684	$12,734
Accrued expenses	20,225	19,736
Deferred revenue	4,259	5,347

Total current liabilities	42,168	37,817
Other long-term liabilities	13,441	13,547
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	2,374	2,430
Additional paid-in capital	742,440	750,760
Accumulated other comprehensive income	227	230
Accumulated deficit	(537,167)	(537,716)

Total stockholders’ equity	207,874	215,704

Total liabilities and stockholders’ equity	$263,483	$267,068

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2012	2011
Net product sales	$34,326	$23,984
Net service sales	8,862	9,768

Net sales	43,188	33,752
Cost of sales	19,684	15,715

Gross profit	23,504	18,037
Engineering and product development expenses	12,392	12,916
Selling, general and administrative expenses	10,006	9,321
Amortization of purchased intangible assets	396	791
Restructuring	231	46

Income (loss) from operations	479	(5,037)
Other income (expense):
Interest expense	(50)	(40)
Investment income	261	138
Other income (expense), net	(2)	152

Income (loss) before provision for income taxes	688	(4,787)
Provision for income taxes	139	122

Net income (loss)	$549	$(4,909)

Net income (loss) per share:
Basic	$0.01	$(0.10)
Diluted	$0.01	$(0.10)
Weighted-average common and common equivalent shares used in computing net income (loss) per share:
Basic	48,303	49,487
Diluted	48,711	49,487
Comprehensive income (loss):
Net income (loss)	$549	$(4,909)
Unrealized loss on marketable securities	(3)	(17)

Comprehensive income (loss)	$546	$(4,926)

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$549	$(4,909)
Add (deduct) non-cash items:
Stock-based compensation	1,138	1,337
Depreciation and amortization	2,296	2,904
Other	399	342
Changes in operating assets and liabilities:
Accounts receivable	(2,876)	17,853
Inventories	(4,115)	(7,389)
Prepaid expenses and other assets	1,002	611
Accounts payable	4,950	(7,548)
Accrued expenses	(206)	(4,892)
Deferred revenue	(1,089)	(1,242)

Net cash provided by (used in) operating activities	2,048	(2,933)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	13,300	4,469
Proceeds from sales and maturities of held-to-maturity securities	2,800	3,000
Purchases of available-for-sale securities	(9,836)	(56,898)
Purchases of held-to-maturity securities	(2,445)	(5,491)
Purchases of property and equipment	(1,038)	(468)

Net cash provided by (used in) investing activities	2,781	(55,388)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(8,543)	(4,839)
Payments of tax withholdings for vested RSUs	(599)	(687)

Net cash used in financing activities	(9,142)	(5,526)
Effect of exchange rate changes on cash and cash equivalents	157	(508)

Net decrease in cash and cash equivalents	(4,156)	(64,355)
Cash and cash equivalents at beginning of period	29,446	123,198

Cash and cash equivalents at end of period	$25,290	$58,843

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended July 31, 2012. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2012 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2013.

These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Codification (FASB ASC). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the three months ended October 31, 2012 or 2011.

Revenue Recognition

The Company recognizes revenue based on guidance provided in Topic 605, Revenue Recognition to the FASB ASC (“ASC 605”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

Revenue related to equipment sales is recognized when: (a) the Company has a written sales agreement; (b) delivery has occurred; (c) the price is fixed or determinable; (d) collectability is reasonably assured; (e) the product delivered is standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, and (5) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The arrangement consideration, or the amount of revenue to be recognized on each separate unit of accounting, is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price based on the provisions of Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).

Revenue related to spare parts is recognized on shipment.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with Topic 985, Software, to the FASB ASC relating to certain software development costs, were insignificant for the three months ended October 31, 2012 and 2011.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were insignificant for the three months ended October 31, 2012 and 2011.

Income Taxes

Income tax expense relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe.

As of October 31, 2012 and July 31, 2012, the total liability for unrecognized income tax benefits was $8.0 million for both periods (of which $4.4 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of October 31, 2012 and July 31, 2012, the Company had accrued approximately $1.0 million for potential payment of accrued interest and penalties.

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

Accounting for Stock-Based Compensation

The Company maintains and has made awards that remain outstanding under various stock-based compensation plans, including the Company’s 2010 Stock Plan, as amended on November 26, 2010 (“2010 Plan”), the Company’s 2004 Stock Plan, the Company’s 2001 Stock Plan, the Company’s 1999 Stock Plan, and the Company’s 1993 Stock Plan. In addition, the Company assumed and has made awards that remain outstanding under the StepTech, Inc. Stock Option Plan as part of its acquisition of StepTech, Inc. (“StepTech”) in 2003 and the Credence 2005 Stock Incentive Plan in connection with its acquisition of Credence. The Company can only grant new awards under the 2010 Plan.

The Company recognizes stock-based compensation expense for its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation to the FASB ASC (“ASC 718”). Under ASC 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of each service based award on a straight-line basis over the vesting period of such award. The Company recorded stock-based compensation expense of approximately $1.1 million and $1.3 million for the three months ended October 31, 2012 and 2011, respectively, in connection with its share-based payments.

The Company granted 793,900 and 737,100 restricted stock unit awards during the three months ended October 31, 2012 and 2011, respectively, all of which are service-based and vest over four years, 25% per year.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company generally offers a warranty for all of its products, the standard terms and conditions of which are based on the product sold and the customer. For all tester products sold, the Company accrues a liability for the estimated cost of standard warranty at the time of tester shipment. Factors that impact the expected product warranty liability include the number of installed testers, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded product warranty liability and adjusts it as necessary.

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the three months ended October 31, 2012 and 2011:

	Three Months Ended October 31,
Product Warranty Activity	2012	2011
	(in thousands)
Balance at beginning of period	$1,672	$2,281
Warranty expenditures for current period	(966)	(1,069)
Changes in liability related to pre-existing warranties	—	20
Provision for warranty costs in the period	1,011	501

Balance at end of period	$1,717	$1,733

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

	Three Months Ended October 31,
	2012	2011
	(in thousands, except per share data)
Net income (loss)	$549	$(4,909)
Basic EPS
Weighted average shares outstanding	48,303	49,487
Basic EPS	$0.01	$(0.10)
Diluted EPS
Weighted average shares outstanding	48,303	49,487
Plus: impact of stock options and unvested restricted stock units	408	—

Weighted average common and common equivalent shares outstanding	48,711	49,487
Diluted EPS	$0.01	$(0.10)

For the three months ended October 31, 2012 and 2011, options to purchase approximately 0.9 million shares and 1.4 million shares, respectively, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net income (loss) per share also excludes 1.8 million RSUs for the period ended October 31, 2011, in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash. Marketable securities consist primarily of debt securities that are classified as available-for-sale and held-to-maturity, in accordance with Topic 320, Investments – Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper that it considers to be held-to-maturity, based on their maturity dates. Securities available-for-sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

Gross unrealized gains and losses for the three months ended October 31, 2012 and 2011 were not significant. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. Realized gains, losses and interest are included in investment income in the Consolidated Statements of Comprehensive Income (Loss). The Company analyzes its securities portfolio for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other than temporary impairment losses recorded in the three months ended October 31, 2012 or 2011.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2012	July 31, 2012
	(in thousands)
Purchased components and parts	$16,973	$13,811
Units-in-progress	3,478	3,045
Finished units	11,026	11,994

Total inventories	$31,477	$28,850

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions.

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2012 and July 31, 2012, inventory is stated net of inventory reserves of $42.2 million and $42.4 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had sales of $0.3 million of previously reserved inventory for the three months ended October 31, 2012, which represents the gross cash received from the customer. The Company released reserves of $0.1 million for the three months ended October 31, 2012, related to these sales. The Company had sales of $4.2 million of previously reserved inventory for the three months ended October 31, 2011, which represents the gross cash received from the customer. The Company released reserves of $0.9 million for the three months ended October 31, 2011, related to these sales.

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

	October 31, 2012	July 31, 2012	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$52,993	$57,841	5 or 7
Machinery, equipment and internally manufactured systems	39,341	38,067	3-7
Office furniture and equipment	3,882	3,885	3-7
Purchased software	2,869	2,870	3
Land	2,524	2,524	—
Leasehold improvements	6,217	6,187	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	107,826	111,374
Less: accumulated depreciation and amortization	(89,590)	(93,145)

Property and equipment, net	$18,236	$18,229

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of October 31, 2012 and July 31, 2012 there were no indicators that required the Company to conduct a recoverability test as of those dates.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, the Company compares the implied fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the implied fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the implied fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. As of October 31, 2012 and July 31, 2012, the implied fair value of the goodwill of the Company’s reporting unit exceeded the Company’s carrying value of its net assets and therefore no impairment existed as of those dates.

The Company’s goodwill consists of the following:

Goodwill	October 31, 2012	July 31, 2012
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition with Step Tech Inc. (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

There was no change in the goodwill balance for the three months ended October 31, 2012 or 2011. Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of October 31, 2012
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)

Trade names	2.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	15,159	841
Developed technology—Diamond	9.0	9,400	8,501	899
Maintenance agreements	7.0	1,900	883	1,017

Total intangible assets		$38,900	$36,143	$2,757

		As of July 31, 2012
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)

Trade names	2.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	14,965	1,035
Developed technology—Diamond	9.0	9,400	8,367	1,033
Maintenance agreements	7.0	1,900	815	1,085

Total intangible assets		$38,900	$35,747	$3,153

Intangible assets are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 2.0 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2013	$1,187
2014	769
2015	396
2016	320
2017	85

Total	$2,757

3. SEGMENT REPORTING

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC, the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales to geographic area for the three months ended October 31, 2012 and 2011, along with its long-lived assets at October 31, 2012 and July 31, 2012, are summarized as follows:

	Three Months Ended October 31,
	2012	2011
	(in thousands)
Net sales:
Taiwan	$12,207	$6,454
Philippines	7,614	4,028
United States	7,065	9,406
Malaysia	4,382	1,737
Hong Kong/China	3,648	1,567
Singapore	2,726	2,419
Germany	1,561	2,896
All other countries	3,985	5,245

Total Net Sales	$43,188	$33,752

Long-lived assets consist of property and equipment:

	October 31, 2012	July 31, 2012
	(in thousands)
Long-lived assets:
United States	$16,435	$16,386
Japan	530	564
Singapore	294	312
Philippines	133	166
All other countries	844	801

Total long-lived assets	$18,236	$18,229

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. RESTRUCTURING

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, to the FASB ASC, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring in the period in which the actions are initiated and approved by management or the obligations are incurred, as applicable. The following table sets forth the Company’s restructuring accrual activity for the three months ended October 31, 2012 and October 31, 2011 (in thousands):

	Severance Costs	Facility Leases	Total
Balance July 31, 2012	$364	$3,704	$4,068
Additions to expense	231	—	231
Accretion	—	50	50
Stock based compensation	(48)	—	(48)
Cash paid	(195)	(399)	(594)

Balance October 31, 2012	$352	$3,355	$3,707

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$352	$982	$1,334
Other long-term liabilities	—	$2,373	$2,373

	Severance Costs	Facility Leases	Total
Balance July 31, 2011	$6	$4,761	$4,767
Additions to expense	—	46	46
Accretion	—	40	40
Cash paid	(6)	(373)	(379)

Balance October 31, 2011	$—	$4,474	$4,474

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$—	$1,309	$1,309
Other long-term liabilities	—	$3,165	$3,165

During the quarter ending October 31, 2012, the Company announced changes to its service organization to move certain board repair functions and other roles from North America locations to subsidiary offices in Singapore and the Philippines. As a result of this decision, certain headcount reductions were made, and the Company recorded the estimated severance and post-employment obligations related to those headcount reductions during the quarter, the impact of which was $0.2 million.

5. COMMITMENTS AND CONTINGENCIES

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

We are a defendant in a litigation matter incidental to the business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence Systems Corporation. We do not believe the plaintiff’s claims have merit and we are vigorously defending our position. An estimate of any potential loss cannot be made, we do not believe a loss is probable, and accordingly we have not accrued any amounts related to this matter.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations in the aggregate is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2012 or July 31, 2012.

Subject to certain limitations, the Company indemnifies its current and former officers and directors in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of October 31, 2012 or July 31, 2012.

The Company had approximately $14.4 million and $15.1 million of non-cancelable inventory commitments with an outsourced supplier as of October 31, 2012 and July 31, 2012, respectively. The Company expects to consume the inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2021. Minimum lease payment obligations under non-cancelable leases are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2013	$4,100
2014	5,194
2015	4,439
2016	4,029
2017	2,279
Thereafter	4,469

Total minimum lease payments	$24,510

6. ACCRUED EXPENSES

Other accrued expenses consisted of the following at October 31, 2012 and July 31, 2012:

	(in thousands)
	October 31, 2012	July 31, 2012
Accrued compensation	$7,760	$7,059
Accrued vendor liability	2,314	2,373
Warranty reserve	1,717	1,672
Accrued restructuring	1,334	1,502
Accrued taxes	1,127	931
Accrued commissions	1,385	1,301
Other accrued expenses	4,588	4,898

Total accrued expenses	$20,225	$19,736

7. FAIR VALUE MEASUREMENTS

The Company determines its fair value measurements for assets and liabilities based upon the provisions of Topic 820, Fair Value Measurements and Disclosures to the FASB ASC.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of October 31, 2012 and as of July 31, 2012:

		Fair Value Measurements at Reporting Date Using (in thousands)
October 31, 2012	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$25,290	$24,925	$365	$—
Marketable securities (2)	100,093	8,851	91,242	—

Total assets	$125,383	$33,776	$91,607	$—

July 31, 2012	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$29,446	$29,081	$365	$—
Marketable securities (2)	104,932	7,226	97,706	—

Total assets	$134,378	$36,307	$98,071	$—

(1)	Cash and cash equivalents as of October 31, 2012 and July 31, 2012 includes cash held in operating accounts of approximately $20.1 million and $28.6 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities as of October 31, 2012 and July 31, 2012 excludes approximately $3.5 million and $2.8 million, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.

The carrying value of accounts receivable, prepaid expenses and accounts payable approximate fair value due to their short-term nature.

There were no assets or liabilities recorded at fair value on a non-recurring basis requiring valuation disclosures as of October 31, 2012 or as of July 31, 2012.

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

During the quarter ending October 31, 2012 the Company repurchased 1,518,043 shares of common stock for a total purchase price of $8.5 million. Cumulatively, as of October 31, 2012, the Company has repurchased 3,170,437 shares of common stock for a total purchase price of $18.1 million.

2010 Plan

On December 7, 2010, the Company’s stockholders approved the Company’s 2010 Stock Plan (“2010 Plan”). Under the terms of the 2010 Plan, the Company may issue up to 4,800,000 shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events) pursuant to awards granted under the 2010 Plan. In addition, any unissued shares of the Company’s common stock that were available for issuance but not subject to grants under the Credence 2005 Plan, as amended and restated, and the LTX Corporation 2004 Plan, which are referred to collectively as the Prior Plans, and any shares of the Company’s common stock that were subject to grants made under the Prior Plans but were not issued as a result of termination, surrender, cancellation or forfeiture of outstanding awards will be available for grant under the 2010 Plan. All future grants of equity awards will be made out of the 2010 Plan and no additional grants will be made under the Prior Plans.

9. RECENT ACCOUNTING PROUNOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles- Goodwill and Other. This ASU intends to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments are effective for annual and interim impairment tests performance for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is currently evaluating the impact of adoption of this amended standard.

10. SUBSEQUENT EVENTS

Since the balance sheet date, the Company has repurchased 124,229 shares of common stock for approximately $0.6 million. Cumulatively, as of the date of this filing, the Company has repurchased approximately 3.3 million shares for a total purchase price of $18.7 million under its board-authorized stock repurchase program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 in this quarterly report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, could, should, would, anticipates, expects, intends, plans, predicts, projects, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” in the Company’s Annual Report filed on Form 10-K with the SEC on October 15, 2012 and those appearing elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and reflect management’s estimates and analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

We focus our marketing and sales efforts on integrated device manufacturers (IDMs), outsourced assembly and test providers, (OSATs), which perform assembly and testing services for the semiconductor industry, and fabless companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of test systems and provide a global network of strategically deployed applications and support resources.

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

Inventory Reserves

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

For the three months ended October 31, 2012 we recorded sales of $0.3 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.1 million for three months ended October 31, 2012, related to these sales. For the three months ended October 31, 2011 we recorded sales of $4.2 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.9 million for the three months ended October 31, 2011, related to these sales.

As of October 31, 2012 and July 31, 2012, our inventory of $31.5 million and $28.9 million, respectively, is stated net of inventory reserves of $42.2 million and $42.4 million, respectively, and primarily consists of X-Series, ASL, and Diamond series products.

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

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets increased from $194.5 million at July 31, 2011, to $200.1 million at July 31, 2012. The increase in our valuation allowance compared to the prior year was primarily due to an increase in deferred tax assets associated with taxable loss for the year ended July 31, 2012 generated in various jurisdictions.

We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability. Until such time, we would not expect to recognize any significant tax benefits in our future results of operations. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of the merger with Credence in 2008 and Internal Revenue Service Code Section 382 guidance, the future utilization of the combined company’s net operating loss deductions will be significantly limited.

Valuation of Goodwill

In accordance with Topic 350, Intangibles—Goodwill and Other, to the FASB ASC (“ASC 350”), we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. The provisions of ASC 350 require that a two-step impairment test be performed for goodwill. In the first step, we compare the fair value of each reporting unit to which goodwill has been allocated to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference. As of October 31, 2012 and July 31, 2012, the fair value of our reporting unit exceeded the carrying value of the reporting unit’s net assets and therefore no impairment existed as of those dates.

Valuation of Identifiable Intangible Assets

Our identifiable intangible assets include existing technology, customer and distributor relationships and trade names. Our existing technology relates to patents, patent applications and know-how with respect to the technologies embedded in our currently marketed products.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment to the FASB ASC (“ASC 360”), we review whether impairment losses exist on long-lived assets other than goodwill when indicators of impairment are present. During this review, we assess future cash flows and reevaluate the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of October 31, 2012 and July 31, 2012, there were no indicators that required us to conduct a recoverability test as of these dates.

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

	Statement of Operations
	Three Months Ended October 31,
	2012	2011
	(in thousands)
Net sales	$43,188	$33,752
Cost of sales	19,684	15,715

Gross profit	23,504	18,037
Engineering and product development expenses	12,392	12,916
Selling, general and administrative expenses	10,006	9,321
Amortization of purchased intangible assets	396	791
Restructuring	231	46

Income (loss) from operations	479	(5,037)
Other income (expense):
Interest expense	(50)	(40)
Investment income	261	138
Other income (expense), net	(2)	152

Income (loss) before provision for income taxes	688	(4,787)
Provision for income taxes	139	122

Net income (loss)	$549	$(4,909)

	Percentage of Net Sales
	Three Months Ended October 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	45.6	46.6

Gross profit	54.4	53.4
Engineering and product development expenses	28.7	38.3
Selling, general and administrative expenses	23.2	27.6
Amortization of purchased intangible assets	0.9	2.3
Restructuring	0.5	0.1

Income (loss) from operations	1.1	(14.9)
Other income (expense):
Interest expense	(0.1)	(0.1)
Investment income	0.6	0.4
Other income (expense), net	0.0	0.4

Income (loss) before provision for income taxes	1.6	(14.2)
Provision for income taxes	0.3	0.3

Net income (loss)	1.3%	(14.5)%

Three Months Ended October 31, 2012 Compared to the Three Months Ended October 31, 2011

Net sales. Net sales for the three months ended October 31, 2012 increased 27.9% to $43.2 million as compared to $33.8 million in the same quarter of the prior year. Sales of semiconductor test equipment, or product revenue, was $34.3 million for the three months ended October 31, 2012 as compared to $24.0 million for the same quarter of the prior year. Net product sales increased due to increased sales of specific product platforms within our portfolio, primarily Diamond Series and X-Series testers.

Service revenue, included in net sales, accounted for $8.9 million, or 20.5% of net sales, and $9.8 million, or 28.9% of net sales, for the three months ended October 31, 2012 and 2011, respectively. The decrease in service revenue is primarily a result of increased reliability of our products.

Geographically, sales to customers outside of the United States were 83.6% and 72.1% of net sales for the three months ended October 31, 2012 and 2011, respectively. The increase in sales to customers outside the United States is primarily a result of higher demand in Taiwan and the Philippines.

Gross profit. Gross profit was $23.5 million or 54.4% of net sales in the three months ended October 31, 2012, as compared to $18.0 million or 53.4% of net sales in the same quarter of the prior year. The increase in gross profit for the three months ended October 31, 2012 as compared to October 31, 2011 was primarily driven by the increase in total revenue of 27.9%.

Engineering and product development expenses. Engineering and product development expenses were $12.4 million, or 28.7% of net sales, in the three months ended October 31, 2012, which is consistent with $12.9 million, or 38.3% of net sales, in the same quarter of the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses were $10.0 million, or 23.2% of net sales, in the three months ended October 31, 2012, as compared to $9.3 million, or 27.6% of net sales, in the same quarter of the prior year. This increase is due to higher commissions and employee profit share expense associated with higher sales in the three months ended October 31, 2012.

Amortization of purchased intangible assets. Amortization associated with acquired intangible assets was $0.4 million or 0.9% of net sales, for the three months ended October 31, 2012, as compared to $0.8 million or 2.3% of net sales for the same quarter of the prior year. The decrease is due to certain intangible assets becoming fully amortized. The underlying intangible assets relate to developed technology and customer and distributor relationships.

Restructuring. Restructuring expense was $0.2 million or 0.5% of net sales for the three months ended October 31, 2012 as compared to less than $0.1 million or 0.1% of net sales for the same period in the prior year. The restructuring expense recorded in the three months ended October 31, 2012 related to changes in our service organization, to move certain board repair functions and other roles from North America locations to subsidiary offices in Singapore and the Philippines. As a result of this decision, certain headcount reductions were made, and we recorded the estimated severance and post-employment obligations related to those headcount reductions during the three months ended October 31, 2012. The restructuring charges for the quarter ended October 31, 2011, related to changes in sublease assumptions for previously restructured facilities.

Interest expense. Interest expense was less than $0.1 million for the three months ended October 31, 2012 and 2011, respectively and represents accretion for the difference between the net present value and the estimated future value of our facility-related restructuring liability.

Investment income. Investment income was $0.3 million for the three months ended October 31, 2012 as compared to $0.1 million for the three months ended October 31, 2011. The increase is due to investment of cash balance in marketable securities.

Other income (expense), net. Other income (expense) was less than $(0.1) million for the three months ended October 31, 2012 as compared to other income of $0.2 million for the three months ended October 31, 2011. Other income (expense), net for the three months ended October 31, 2012 includes approximately $0.2 million of a refund related to previous excess medical claims which were recovered from escheat, offset by net foreign exchange losses.

Provision for income taxes. We recorded an income tax provision of $0.1 million for both the three months ended October 31, 2012 and the three months ended October 31, 2011 which were primarily due to foreign tax on earnings generated in foreign jurisdictions.

As of October 31, 2012 and July 31, 2012, the total liability for unrecognized income tax benefits was $8.0 million for both periods (of which $4.4 million, if recognized, would impact the Company’s income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to ensure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Net income (loss). Net income was $0.5 million, or $0.01 per basic and diluted share, in the three months ended October 31, 2012, as compared to a net loss of $(4.9) million, or $(0.10) per basic and diluted share, in the same quarter of the prior year.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the three months ending October 31, 2012 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2012	$137.2
Repurchases of common stock	(8.5)
Capital expenditures	(1.0)
Other cash sources, net	1.1

Cash and cash equivalents and marketable securities at October 31, 2012	$128.8

As of October 31, 2012, we had $128.8 million in cash and cash equivalents and marketable securities and working capital of $156.0 million, as compared to $137.2 million of cash and cash equivalents and marketable securities and $163.6 million of net working capital at July 31, 2012. The decrease in cash and cash equivalents and marketable securities was primarily due to stock repurchases of $8.5 million.

Accounts receivable from trade customers, net of allowances, was $34.2 million at October 31, 2012, as compared to $31.2 million at July 31, 2012. Accounts receivable increased during the quarter despite flat revenue growth due to the back- ended timing of shipments during the quarter (concentrated in the third month of the quarter). The allowance for doubtful accounts was less than $0.1 million, or 0.2 % of gross accounts receivable, at October 31, 2012 and July 31, 2012.

Inventories increased $2.6 million to $31.5 million at October 31, 2012 from $28.9 million at July 31, 2012, as a result of changes in product sales mix during the quarter and an increase in consignment inventory placed at customers.

Prepaid expenses and other current assets decreased by $0.4 million to $3.0 million at October 31, 2012 as compared to $3.4 million at July 31, 2012 primarily due to the timing of prepaid insurance premiums, rent, and other expenses, including tax receivables.

Capital expenditures totaled approximately $1.0 million for the three months ended October 31, 2012, as compared to $0.5 million for the three months ended October 31, 2011. Capital expenditures for the three months ended October 31, 2012 and October 31, 2011 were composed primarily of capital related to certain engineering projects and tester spare parts to support a larger installed base of test equipment.

We had $2.0 million in net cash provided by operating activities for the three months ended October 31, 2012, as compared to net cash used in operating activities of $2.9 million for the same quarter of the prior year. The net cash provided by operating activities for the three months ended October 31, 2012 was primarily related to our net income of $0.5 million, adjusted for non-cash items including depreciation and amortization and stock based compensation, of approximately $3.8 million, and an increase in working capital of $2.3 million. The net cash used in operating activities for the three months ended October 31, 2011 was primarily related to our net loss of $4.9 million, adjusted for non-cash items including depreciation and amortization and stock based compensation, of approximately $4.6 million, and an increase in working capital of $2.6 million.

We had $2.8 million in net cash provided by investing activities for the three months ended October 31, 2012 as compared to net cash used in investing activities of $55.4 million for the three months ended October 31, 2011. The net cash provided by investing activities for the three months ended October 31, 2012 was primarily related to $13.3 million of proceeds from sales and maturities of available-for-sale securities, $9.8 million of purchases of available-for-sale securities, $2.8 million in proceeds from sales of held-to-maturity securities, and $2.5 million in purchases of held-to-maturity securities, offset by $1.0 million of purchases of property and equipment. The net cash used in investing activities for the three months ended October 31, 2011 was primarily related to $56.9 million of purchases of available-for-sale securities, $5.5 million in purchases of held-to-maturity securities, and $0.5 million of purchases of property and equipment, offset by $4.5 million of proceeds from sales and maturities of available-for-sale securities and $3.0 million in proceeds from sales of held-to-maturity securities.

We had $9.1 million in net cash used in financing activities for the three months ended October 31, 2012 as compared to net cash used in financing activities of $5.5 million for the three months ended October 31, 2011. The net cash used in financing activities for the three months ended October 31, 2012 was primarily related to stock repurchases of $8.5 million and the remainder was related to payments of tax withholdings for vested restricted stock units. The net cash used in financing activities for the three months ended October 31, 2011 was primarily related to stock repurchases of $4.8 million and the remainder was related to payments of tax withholdings for vested restricted stock units.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our rental properties, other operating leases, inventory purchase commitments, and severance payments.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2012 or July 31, 2012.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2012 or July 31, 2012.

The aggregate outstanding amount of our contractual obligations was $39.3 million as of October 31, 2012. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of October 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2013	2014-2015	2016-2017	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$24,510	$4,100	$9,633	$6,308	$4,469
Inventory commitments	14,445	14,445	—	—	—
Severance	352	352	—	—	—

Total Contractual Obligations	$39,307	$18,897	$9,633	$6,308	$4,469

Off-Balance Sheet Arrangements

As of October 31, 2012 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report that was filed on Form 10-K for the year ended July 31, 2012. For a discussion of such risks refer to Item 1A, Risk Factors, contained in our 2012 Annual Report on Form 10-K as filed with the SEC on October 15, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of common stock made by us since inception of our board-authorized stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of program	—	$—	—	$25,000,000
Fiscal year ended 7/31/2012	1,652,394	$5.84	1,652,394	$15,474,033
8/1/2012 – 8/31/2012	—	$—	—	$15,474,033
9/1/2012 – 9/30/2012	524,017	$5.67	524,017	$12,504,003
10/1/2012 – 10/31/2012	994,026	$5.57	994,026	$6,924,667
11/1/2012 – 12/5/2012	124,229	$5.37	124,229	$6,265,866

Total	3,294,666	$5.61	3,294,666

(1)	On September 15, 2011, the board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

During the quarter ending October 31, 2012, we repurchased 1,518,043 shares for a total purchase price of $8.5 million. Approximately 124,229 shares of common stock were repurchased for approximately $0.6 million subsequent to the balance sheet date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: December 10, 2012	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.