Form 10-Q
period 2013-01-31
LTX-CREDENCE CORP
filed 2013-03-12
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2013
Common Stock, $0.05 par value per share	47,549,642 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,358	$29,446
Marketable securities	95,386	107,728
Accounts receivable—trade, net of allowances of $0 and $39	23,523	31,182
Accounts receivable—other	647	740
Inventories	29,350	28,850
Prepaid expenses and other current assets	3,430	3,440

Total current assets	184,694	201,386
Property and equipment, net	17,744	18,229
Intangible assets, net	2,362	3,153
Goodwill	43,030	43,030
Other assets	1,248	1,270

Total assets	$249,078	$267,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,082	$12,734
Accrued expenses	17,382	19,736
Deferred revenue	5,030	5,347

Total current liabilities	31,494	37,817
Other long-term liabilities	12,085	13,547
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	2,375	2,430
Additional paid-in capital	743,411	750,760
Accumulated other comprehensive income	156	230
Accumulated deficit	(540,443)	(537,716)

Total stockholders’ equity	205,499	215,704

Total liabilities and stockholders’ equity	$249,078	$267,068

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net product sales	$26,103	$15,025	$60,429	$39,009
Net service sales	8,913	9,057	17,775	18,825

Net sales	35,016	24,082	78,204	57,834
Cost of sales	16,457	13,202	36,141	28,917

Gross profit	18,559	10,880	42,063	28,917
Engineering and product development expenses	13,203	12,364	25,595	25,280
Selling, general and administrative expenses	9,183	8,346	19,189	17,667
Amortization of purchased intangible assets	396	791	792	1,582
Restructuring	69	141	300	187

Loss from operations	(4,292)	(10,762)	(3,813)	(15,799)
Other income (expense):
Interest expense	(57)	(42)	(107)	(82)
Interest income	224	246	485	384
Other income, net	115	199	113	352

Loss before benefit from income taxes	(4,010)	(10,359)	(3,322)	(15,145)
Net benefit from income taxes	(734)	(671)	(595)	(549)

Net loss	$(3,276)	$(9,688)	$(2,727)	$(14,596)

Net loss per share:
Basic and diluted	$(0.07)	$(0.20)	$(0.06)	$(0.30)
Weighted-average common and common equivalent shares used in computing net loss per share:
Basic and diluted	47,425	48,961	47,864	49,225
Comprehensive loss:
Net loss	$(3,276)	$(9,688)	$(2,727)	$(14,596)
Unrealized gain (loss) on marketable securities	71	110	(74)	93

Comprehensive loss	$(3,205)	$(9,578)	$(2,801)	$(14,503)

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,727)	$(14,596)
Add (deduct) non-cash items:
Stock-based compensation	2,378	2,505
Depreciation and amortization	4,262	5,689
Restructuring	300	187
Other	(263)	(728)
Changes in operating assets and liabilities:
Accounts receivable	7,814	20,966
Inventories	(2,345)	(6,791)
Prepaid expenses	574	831
Accounts payable	(3,652)	(8,810)
Accrued expenses	(2,895)	(8,220)
Deferred revenue	(318)	(150)

Net cash provided by (used in) operating activities	3,128	(9,117)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	41,720	18,426
Proceeds from sales and maturities of held-to-maturity securities	2,800	5,750
Purchases of available-for-sale securities	(28,379)	(80,966)
Purchases of held-to-maturity securities	(4,842)	(7,885)
Purchases of property and equipment	(1,894)	(1,826)

Net cash provided by (used in) investing activities	9,405	(66,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(9,208)	(6,077)
Payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises	(1,010)	(1,044)
Proceeds from shares issued from employees’ stock purchase plan	389	397

Net cash used in financing activities	(9,829)	(6,724)
Effect of exchange rate changes on cash and cash equivalents	208	(423)

Net increase (decrease) in cash and cash equivalents	2,912	(82,765)
Cash and cash equivalents at beginning of period	29,446	123,198

Cash and cash equivalents at end of period	$32,358	$40,433

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended January 31, 2013 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2013.

These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Codification (FASB ASC). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average exchange rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the three and six months ended January 31, 2013 or 2012.

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

Engineering and Product Development Costs

The Company expenses all engineering, research and development costs as incurred. Expenses subject to capitalization in accordance with Topic 985, Software, to the FASB ASC relating to certain software development costs, were insignificant for the three and six months ended January 31, 2013 and 2012.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were insignificant for the three and six months ended January 31, 2013 and 2012.

Income Taxes

The benefit from income taxes relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe and the release of reserves due to statute of limitation expirations.

As of January 31, 2013 and July 31, 2012, the total liability for unrecognized income tax benefits was $7.0 million and $8.0 million, respectively (of which $3.5 million and $4.4 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 31, 2013 and July 31, 2012, the Company had accrued approximately $0.8 million and $1.0 million for potential payment of accrued interest and penalties.

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

As a result of completion of the Company’s merger with Credence Systems Corporation (“Credence”) on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use operating and acquired net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses able to be used to approximately $202.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

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

The Company recognizes stock-based compensation expense for its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation to the FASB ASC (“ASC 718”). Under ASC 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of each service based award on a straight-line basis over the vesting period of such award. The Company recorded stock-based compensation expense of approximately $1.2 million and $2.4 million for the three and six months ended January 31, 2013, respectively, and $1.2 million and $2.5 million, respectively, for the three and six months ended January 31, 2012, in connection with its share-based payments.

The Company granted 82,000 restricted stock unit awards during the three months ended January 31, 2013, all of which are service-based and vest in twelve months from the grant date.

The Company granted 793,900 restricted stock unit awards during the three months ended October 31, 2012, all of which are service-based and vest 25% in each of the next four years.

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

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the six months ended January 31, 2013 and 2012:

	Six Months Ended January 31,
Product Warranty Activity	2013	2012
	(in thousands)
Balance at beginning of period	$1,672	$2,281
Warranty expenditures for current period	(2,025)	(1,783)
Changes in liability related to pre-existing warranties	(33)	20
Provision for warranty costs in the period	1,644	887

Balance at end of period	$1,258	$1,405

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net loss	$(3,276)	$(9,688)	$(2,727)	$(14,596)
Basic EPS:
Weighted average shares outstanding	47,425	48,961	47,864	49,225
Basic EPS	$(0.07)	$(0.20)	$(0.06)	$(0.30)
Diluted EPS:
Weighted average shares outstanding	47,425	48,961	47,864	49,225
Plus: impact of stock options and unvested restricted stock units	—	—	—	—

Weighted average common and common equivalents shares outstanding	47,425	48,961	47,864	49,225
Diluted EPS	$(0.07)	$(0.20)	$(0.06)	$(0.30)

For the three and six months ended January 31, 2013 and 2012, options to purchase approximately 1.0 million shares and 1.6 million shares, respectively, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 2.1 million and 1.8 million restricted stock units for the periods ended January 31, 2013 and 2012, respectively, in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash. Marketable securities consist primarily of debt securities that are classified as available-for-sale and held-to-maturity, in accordance with Topic 320, Investments – Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper or certificates of deposit that it considers to be held-to-maturity, based on their maturity dates. Securities available-for-sale includes corporate, asset-backed, mortgage-backed, and governmental obligations with various contractual maturity dates, some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

Gross unrealized gains and losses on investments held by the Company for the three and six months ended January 31, 2013 and 2012 were not significant. Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in investment income in the Consolidated Statements of Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of a significant change in circumstances. The only impairment losses recorded in the three and six months ended January 31, 2013 or 2012 were temporary impairment losses.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2013	July 31, 2012
	(in thousands)
Purchased components and parts	$15,015	$13,811
Units-in-progress	3,302	3,045
Finished units	11,033	11,994

Total inventories	$29,350	$28,850

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2013 and July 31, 2012, inventory is stated net of inventory reserves of $42.1 million and $42.4 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had sales of $0.4 million and $0.7 million of previously reserved inventory for the three months and six months ended January 31, 2013, which represents the gross cash received from the customer. The Company released reserves of $0.1 and $0.3 million for the three months and six months ended January 31, 2013, related to these sales. The Company had sales of $1.1 million and $5.3 million of previously reserved inventory for the three months and six months ended January 31, 2012, which represents the gross cash received from the customer. The Company released reserves of $0.2 million and $1.2 million for the three months and six months ended January 31, 2012, related to these sales.

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

	January 31, 2013	July 31, 2012	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$51,036	$57,841	5 or 7
Machinery, equipment and internally manufactured systems	39,078	38,067	3-7
Office furniture and equipment	3,664	3,885	3-7
Purchased software	2,867	2,870	3
Land	2,524	2,524	—
Leasehold improvements	6,235	6,187	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	105,404	111,374
Less: accumulated depreciation and amortization	(87,660)	(93,145)

Property and equipment, net	$17,744	$18,229

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of January 31, 2013 and July 31, 2012 there were no indicators that required the Company to conduct a recoverability test as of those dates.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The Company evaluated the implied fair value based on the Company’s market capitalization of its one reporting unit as compared to the carrying value of the net assets assigned to its reporting unit as of January 31, 2013 and July 31, 2012. As of those dates, the implied fair value of the goodwill of the Company’s reporting unit exceeded the Company’s carrying value of its net assets and therefore no impairment existed.

The Company’s goodwill consists of the following:

Goodwill	January 31, 2013	July 31, 2012
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition with Step Tech Inc. (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

There was no change in the goodwill balance for the three or six months ended January 31, 2013 or 2012.

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of January 31, 2013
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	2.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	15,352	648
Developed technology—Diamond	9.0	9,400	8,636	764
Maintenance agreements	7.0	1,900	950	950

Total intangible assets		$38,900	$36,538	$2,362

		As of July 31, 2012
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	2.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	14,965	1,035
Developed technology—Diamond	9.0	9,400	8,367	1,033
Maintenance agreements	7.0	1,900	815	1,085

Total intangible assets		$38,900	$35,747	$3,153

Intangible assets are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 1.8 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2013	$791
2014	769
2015	396
2016	321
2017	85

Total	$2,362

3. SEGMENT REPORTING

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC, the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales by geographic area for the three and six months ended January 31, 2013 and 2012, along with its long-lived assets at January 31, 2013 and July 31, 2012, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Net sales:
United States	$8,638	$7,113	$15,703	$16,519
Taiwan	8,128	1,312	20,335	7,766
Philippines	4,232	4,628	11,846	8,656
Malaysia	3,873	1,069	8,255	2,806
Hong Kong/China	2,639	2,267	6,287	3,011
Germany	2,418	2,024	3,979	4,920
Singapore	1,128	1,130	3,855	3,549
All other countries	3,960	4,539	7,944	10,607

Total Net Sales	$35,016	$24,082	$78,204	$57,834

Long-lived assets consist of property and equipment:

	January 31, 2013	July 31, 2012
	(in thousands)
Long-lived assets:
United States	$15,859	$16,386
Japan	719	564
Singapore	253	312
Philippines	111	166
All other countries	802	801

Total long-lived assets	$17,744	$18,229

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. RESTRUCTURING

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, to the FASB ASC, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable. The following table sets forth the Company’s restructuring accrual activity for the six months ended January 31, 2013 and January 31, 2012 (in thousands):

	Severance Costs	Facility Leases	Total
Balance July 31, 2012	$364	$3,697	$4,061
Additions to expense	231	69	300
Accretion	—	107	107
Stock based compensation	(48)	—	(48)
Cash paid	(302)	(759)	(1,061)

Balance January 31, 2013	$245	$3,114	$3,359

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$245	$938	$1,183
Other long-term liabilities	$—	$2,176	$2,176

	Severance Costs	Facility Leases	Total
Balance July 31, 2011	$6	$4,761	$4,767
Additions to expense	107	80	187
Accretion	—	82	82
Cash paid	(6)	(749)	(755)

Balance January 31, 2012	$107	$4,174	$4,281

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$107	$1,229	$1,336
Other long-term liabilities	$—	$2,945	$2,945

During the three months ending January 31, 2013, the Company recognized $0.1 million of restructuring expense related to certain costs associated with relocating some of the Company’s repair function from North American locations to subsidiary offices in Singapore and the Philippines. Within the Philippines, the Company relocated a portion of its employees from its current offices to a new location where the repair center will reside. Severance and post-employment obligation liabilities of $0.2 million related to headcount reductions resulting from this change in the service organization were recorded during the quarter ending October 31, 2012.

The cash paid for the six months ending January 31, 2013 represents lease payments for the Company’s previously restructured facilities and severance paid.

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

We are a defendant in a litigation matter incidental to the business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence. We do not believe the plaintiff’s claims have merit and we are vigorously defending our position. An estimate of any potential loss cannot be made; we do not believe a loss is probable, and accordingly we have not accrued any amounts related to this matter.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations in the aggregate is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2013 or July 31, 2012.

Subject to certain limitations, the Company indemnifies its current and former officers and directors in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of January 31, 2013 or July 31, 2012.

The Company had approximately $15.3 million and $15.1 million of non-cancelable inventory commitments with an outsourced supplier as of January 31, 2013 and July 31, 2012, respectively. The Company expects to consume the inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2021. Minimum lease payment obligations under non-cancelable leases are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2013	$2,688
2014	5,499
2015	4,719
2016	4,285
2017	2,528
Thereafter	4,674

Total minimum lease payments	$24,393

6. ACCRUED EXPENSES

Other accrued expenses consisted of the following at January 31, 2013 and July 31, 2012:

	(in thousands)
	January 31, 2013	July 31, 2012
Accrued compensation	$6,885	$7,059
Accrued vendor liability	2,234	2,373
Warranty reserve	1,258	1,672
Accrued restructuring	1,183	1,502
Accrued taxes	1,079	931
Accrued commissions	580	1,301
Other accrued expenses	4,163	4,898

Total accrued expenses	$17,382	$19,736

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of January 31, 2013 and as of July 31, 2012:

		Fair Value Measurements at Reporting Date Using (in thousands)
January 31, 2013	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$32,358	$32,358	$—	$—
Marketable securities (2)	89,528	9,335	80,193	—

Total assets	$121,886	$41,693	$80,193	$—

July 31, 2012	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$29,446	$29,081	$365	$—
Marketable securities (2)	104,932	7,226	97,706	—

Total assets	$134,378	$36,307	$98,071	$—

(1)	Cash and cash equivalents as of January 31, 2013 and July 31, 2012 includes cash held in operating accounts of approximately $29.4 million and $28.6 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities as of January 31, 2013 and July 31, 2012 exclude approximately $5.9 million and $2.8 million, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.

The carrying value of accounts receivable, prepaid expenses and accounts payable approximate fair value due to their short-term nature.

There were no assets or liabilities recorded at fair value on a non-recurring basis requiring valuation disclosures as of January 31, 2013 or as of July 31, 2012.

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

During the three and six months ending January 31, 2013, the Company repurchased 124,229 and 1,642,272 shares of common stock, respectively, for a total purchase price of $0.7 million and $9.2 million, respectively. During the three and six months ended January 31, 2012, the Company repurchased 226,710 and 1,121,600 shares of common stock, respectively, for a total purchase price of $1.2 million and $6.1 million, respectively. Cumulatively, as of January 31, 2013, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 in this quarterly report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, could, should, would, anticipates, expects, intends, plans, predicts, projects, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” in the Company’s Annual Report for the fiscal year ended ending July 31, 2012 filed on Form 10-K with the SEC on October 15, 2012 and those appearing elsewhere in this quarterly report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and reflect management’s estimates and analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

We focus our marketing and sales efforts on integrated device manufacturers (IDMs), outsourced semiconductor assembly and test providers, (OSATs), which perform assembly and testing services for the semiconductor industry, and fabless semiconductor companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of semiconductor test systems and provide a global network of strategically deployed applications and support resources.

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

We have transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. We believe that transforming product manufacturing costs from fixed to variable costs allows us to improve our performance in the highly cyclical semiconductor equipment industry.

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

For the three months and six months ended January 31, 2013 we recorded sales of $0.4 million and $0.7 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.1 million and $0.3 million for three months and six months ended January 31, 2013, related to these sales. For the three months and six months ended January 31, 2012 we recorded sales of $1.1 million and $5.3 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.2 million and $1.2 million for the three months and six months ended January 31, 2012, related to these sales.

As of January 31, 2013 and July 31, 2012, our inventory of $29.4 million and $28.9 million, respectively, is stated net of inventory reserves of $42.1 million and $42.4 million, respectively, and primarily consists of X-Series, ASL, and Diamond products.

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

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets increased from $194.5 million at July 31, 2011, to $200.1 million at July 31, 2012. The increase in our valuation allowance compared to the prior year was primarily due to an increase in deferred tax assets associated with the taxable losses generated in various jurisdictions.

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

Valuation of Goodwill

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (“ASC 350”), we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. We evaluated the implied fair value based on our market capitalization of our one reporting unit as compared to the carrying value of the net assets assigned to our reporting unit as of January 31, 2013 and July 31, 2012. As of those dates, the implied fair value of the goodwill of our reporting unit exceeded our carrying value of our net assets and therefore no impairment existed.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment to the FASB ASC (“ASC 360”), we review whether impairment losses exist on long-lived assets other than goodwill when indicators of impairment are present. During this review, we assess future cash flows and reevaluate the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of January 31, 2013 and July 31, 2012, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements impacting our consolidated financial statements as of the three and six months ending January 31, 2013.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations in thousands, except for percent changes and per share data:

	Statement of Operations

	Three Months Ended January 31,			Six Months Ended January 31,
	2013	2012	% Change	2013	2012	% Change
Net product sales	$26,103	$15,025	73.7%	$60,429	$39,009	54.9%
Net service sales	8,913	9,057	(1.6)	17,775	18,825	(5.6)

Net sales	35,016	24,082	45.4	78,204	57,834	35.2
Cost of sales	16,457	13,202	24.7	36,141	28,917	25.0

Gross profit	18,559	10,880	70.6	42,063	28,917	45.5
Engineering and product development expenses	13,203	12,364	6.8	25,595	25,280	1.2
Selling, general and administrative expenses	9,183	8,346	10.0	19,189	17,667	8.6
Amortization of purchased intangible assets	396	791	(50.0)	792	1,582	(49.9)
Restructuring	69	141	(51.1)	300	187	60.4

Loss from operations	(4,292)	(10,762)	60.1	(3,813)	(15,799)	75.9
Other income (expense):
Interest expense	(57)	(42)	36.7	(107)	(82)	30.4
Interest income	224	246	(8.9)	485	384	26.3
Other income, net	115	199	(42.2)	113	352	(67.9)

Loss before benefit from income taxes	(4,010)	(10,359)	61.3	(3,322)	(15,145)	(78.1)
Net benefit from income taxes	(734)	(671)	9.4	(595)	(549)	8.4

Net loss	$(3,276)	$(9,688)	66.2%	$(2,727)	$(14,596)	81.3%

Net loss per share:
Basic and diluted	$(0.07)	$(0.20)		$(0.06)	$(0.30)

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations expressed in each case as a percentages of net sales:

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.0	54.8	46.2	50.0

Gross profit	53.0	45.2	53.8	50.0
Engineering and product development expenses	37.7	51.3	32.7	43.7
Selling, general and administrative expenses	26.2	34.6	24.5	30.6
Amortization of purchased intangible assets	1.1	3.3	1.0	2.7
Restructuring	0.2	0.6	0.4	0.3

Loss from operations	(12.2)	(44.6)	(4.8)	(27.3)
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.1)	(0.1)
Interest income	0.6	1.0	0.6	0.6
Other income, net	0.3	0.8	0.1	0.6

Loss before benefit from income taxes	(11.5)	(43.0)	(4.2)	(26.2)
Net benefit from income taxes	(2.1)	(2.8)	(0.8)	(1.0)

Net loss	(9.4)%	(40.2)%	(3.4)%	(25.2)%

Three and Six Months Ended January 31, 2013 Compared to the Three and Six Months Ended January 31, 2012

Net sales. The increase in product sales in the three and six months ended January 31, 2013 as compared to the same periods in 2012, is driven primarily by higher demand for certain product platforms within our portfolio, primarily Diamond, Diamondx, Pax, ASLx, and other X Series products.

The decrease in service revenue for the periods presented is primarily a result of increased reliability of our products.

Geographically, sales to customers outside of the United States were 75.3% and 70.5% of net sales for the three months ended January 31, 2013 and 2012, respectively and 79.9% and 71.4% of net sales for the six months ended January 31, 2013 and 2012, respectively. The overall increase in sales to customers outside the United States is primarily a result of higher demand in Taiwan and Malaysia.

Cost of Sales. The increase in cost of sales, for the periods shown, including warranty expense on product sales, is in line with the increase in revenue for the comparable periods.

Engineering and product development expenses. The increase in engineering and product development expenses in the three months ended January 31, 2013 as compared to the same period of the prior year is primarily due to an increase in consulting expenses related to next-generation instrumentation.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses for the three and six months ended January 31, 2013 as compared to January 31, 2012 is primarily due to commission expense associated with the increase in revenue for the same periods.

Amortization of purchased intangible assets. The overall decrease in amortization is due to certain intangible assets becoming fully amortized due to the cash flow models used to determine the amortization schedule had a heavier weighting in the first few years after the merger with Credence in 2008. The underlying intangible assets relate to developed technology, and customer and distributor relationships.

Restructuring. The restructuring expense recorded in the six months ended January 31, 2013 related to changes in our service organization, to move certain board repair functions and other roles from North American locations to subsidiary offices in Singapore and the Philippines. As a result of this decision, certain headcount reductions were made, and we recorded the estimated severance and post-employment obligations related to those headcount reductions, and recognized a restructuring charge of less than $0.1 million. The expense recorded during the three months ended January 31, 2012, related to severance for headcount reductions, lease termination costs and remaining lease payments resulting from the closing of a North American facility.

Interest expense. Interest expense is composed of accretion for the difference between the net present value and the estimated future value of our facility-related restructuring liability. The underlying lease associated with this liability ends in 2017.

Interest income. Interest income is higher in the six months ended January 31, 2013 as compared to the six months ended January 31, 2012, due to an increase in investments in marketable securities during the comparative periods.

Other income, net. Other income, net primarily includes the net impact of changes in realized foreign exchange gains and losses. Other income, net for the six months ended January 31, 2013 also includes approximately $0.2 million for a refund related to previous excess medical claims which were recovered that did occur in the same periods in 2012.

Net benefit from income taxes. The income tax benefit recorded during the periods presented was primarily due to the release of reserves due to statute of limitation expirations and foreign tax on earnings generated in foreign jurisdictions.

As of January 31, 2013 and July 31, 2012, the total liability for unrecognized income tax benefits was $7.0 million and $8.0 million, respectively (of which $3.5 million and $4.4 million, if recognized, would impact the Company’s income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to ensure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the six months ending January 31, 2013 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2012	$137.2
Repurchases of common stock	(9.2)
Capital expenditures	(1.9)
Other cash sources, net	1.6

Cash and cash equivalents and marketable securities at January 31, 2013	$127.7

As of January 31, 2013, we had $127.7 million in cash and cash equivalents and marketable securities and net working capital of $153.2 million, as compared to $137.2 million of cash and cash equivalents and marketable securities and $163.6 million of net working capital at July 31, 2012. The decrease in cash and cash equivalents and marketable securities was primarily due to stock repurchases of $9.2 million.

Accounts receivable trade, net of allowances, was $23.5 million at January 31, 2013, a decrease of 25.0% as compared to $31.2 million at July 31, 2012. This decrease is largely driven by the decrease in net sales for the same period. Net sales for the quarter ending January 31, 2013 was $35.0 million, a decrease of 19.0%, as compared to net sales of $43.5 million for the quarter ending July 31, 2012. The allowance for doubtful accounts was zero at January 31, 2013 and less than $0.1 million at July 31, 2012.

Inventories increased $0.5 million to $29.4 million at January 31, 2013 from $28.9 million at July 31, 2012, as a result of changes in product sales mix during the periods presented and an increase in consignment inventory placed at customers.

Capital expenditures totaled approximately $1.9 million for the six months ended January 31, 2013, as compared to $1.8 million for the six months ended January 31, 2012. Capital expenditures for the six months ended January 31, 2013 and January 31, 2012 were composed primarily of capital related to certain engineering projects and tester spare parts to support a larger installed base of test equipment.

We had $3.1 million in net cash provided by operating activities for the six months ended January 31, 2013, as compared to net cash used in operating activities of $9.1 million for the same period of the prior year. The net cash provided by operating activities for the six months ended January 31, 2013 was primarily related to our net loss of $2.7 million, adjusted for non-cash items including depreciation and amortization and stock based compensation of approximately $6.7 million, offset by an increase in working capital of $0.9 million. The net cash used in operating activities for the six months ended January 31, 2012 was primarily related to our net loss of $14.6 million, offset by non-cash items including depreciation and amortization and stock based compensation, of approximately $7.6 million and an increase in working capital of $2.1 million.

We had $9.4 million in net cash provided by investing activities for the six months ended January 31, 2013 as compared to net cash used in investing activities of $66.5 million for the six months ended January 31, 2012. The net cash provided by investing activities for the six months ended January 31, 2013 was primarily related to $41.7 million of proceeds from sales and maturities of available-for-sale securities, $2.8 million in proceeds from sales of held-to-maturity securities, offset by $28.4 million of purchases of available-for-sale securities, $4.8 million in purchases of held-to-maturity securities, and $1.9 million of purchases of property and equipment. The net cash used in investing activities for the six months ended January 31, 2012 was primarily related to $81.0 million of purchases of available-for-sale securities, $7.9 million in purchases of held-to-maturity securities, and $1.8 million of purchases of property and equipment offset by $18.4 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities. Approximately $53.0 million of the $88.9 million of security purchases related to a transfer of money market funds into longer duration marketable securities to take advantage of more favorable investments yields.

We had $9.8 million in net cash used in financing activities for the six months ended January 31, 2013 as compared to net cash used in financing activities of $6.7 million for the six months ended January 31, 2012. The net cash used in financing activities for the six months ended January 31, 2013 was primarily related to stock repurchases of $9.2 million and the remainder was related to $1.0 million of payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises offset by $0.4 million in proceeds from shares issued from the employee stock purchase plan. The net cash used in financing activities for the six months ended January 31, 2012 was primarily related to stock repurchases of $6.1 million and the remainder was related to $1.0 million of payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises offset by $0.4 million in proceeds from shares issued from the employee stock purchase plan.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our rental properties, other operating leases, inventory purchase commitments, and severance payments.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2013 or July 31, 2012.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2013 or July 31, 2012.

The aggregate outstanding amount of our contractual obligations was $39.9 million as of January 31, 2013. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of January 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2013	2014-2015	2016-2017	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$24,393	$2,688	$10,218	$6,813	$4,674
Inventory commitments	15,282	15,282	—	—	—
Severance	245	245	—	—	—

Total Contractual Obligations	$39,920	$18,215	$10,218	$6,813	$4,674

Off-Balance Sheet Arrangements

As of January 31, 2013 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of program	—	$—	—	$25,000,000
Fiscal year ended 7/31/2012	1,652,394	$5.84	1,652,394	$15,474,033
Quarter ended 10/31/2012	1,518,043	$5.62	1,518,043	$6,924,667
11/1/2012 – 11/30/2012	124,229	$5.37	124,229	$6,265,866
12/1/2012 – 12/31/2012	—	$—	—	$6,265,866
1/1/2013 – 1/31/2013	—	$—	—	$6,265,866

Total	3,294,666	$5.61	3,294,666

(1)	On September 15, 2011, the board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

During the quarter ending January 31, 2013, we repurchased 124,229 shares for a total purchase price of approximately $0.7 million.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: March 12, 2013	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amended and Restated 2004 Employee Stock Purchase Plan (Incorporated by reference as Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement filed on January 17, 2013)

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.