Form 10-Q
period 2013-04-30
LTX-CREDENCE CORP
filed 2013-06-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2013
Common Stock, $0.05 par value per share	47,593,835 shares

LTX-CREDENCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,497	$29,446
Marketable securities	98,304	107,728
Accounts receivable—trade, net of allowances of $0 and $39	24,679	31,182
Accounts receivable—other	807	740
Inventories	31,132	28,850
Prepaid expenses and other current assets	2,904	3,440

Total current assets	186,323	201,386
Property and equipment, net	17,708	18,229
Intangible assets, net	1,966	3,153
Goodwill	43,030	43,030
Other assets	1,227	1,270

Total assets	$250,254	$267,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,348	$12,734
Accrued expenses	18,296	19,736
Deferred revenue	5,154	5,347

Total current liabilities	36,798	37,817
Other long-term liabilities	11,684	13,547
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	2,380	2,430
Additional paid-in capital	744,405	750,760
Accumulated other comprehensive income	174	230
Accumulated deficit	(545,187)	(537,716)

Total stockholders’ equity	201,772	215,704

Total liabilities and stockholders’ equity	$250,254	$267,068

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net product sales	$28,092	$21,753	$88,521	$60,761
Net service sales	8,165	9,084	25,940	27,910

Net sales	36,257	30,837	114,461	88,671
Cost of sales	17,558	15,024	53,699	43,941

Gross profit	18,699	15,813	60,762	44,730
Engineering and product development expenses	13,407	12,223	39,003	37,503
Selling, general and administrative expenses	9,213	8,829	28,401	26,496
Amortization of purchased intangible assets	395	791	1,187	2,372
Restructuring	356	739	655	926

Loss from operations	(4,672)	(6,769)	(8,484)	(22,567)
Other income (expense):
Interest expense	(60)	(47)	(167)	(129)
Interest income	200	266	685	650
Other (expense) income, net	(177)	15	(65)	366

Loss before provision for (benefit from) income taxes	(4,709)	(6,535)	(8,031)	(21,680)
Provision for (benefit from) income taxes	35	93	(560)	(456)

Net loss	$(4,744)	$(6,628)	$(7,471)	$(21,224)

Net loss per share:
Basic and diluted	$(0.10)	$(0.14)	$(0.16)	$(0.43)
Weighted-average common and common equivalent shares used in computing net loss per share:
Basic and diluted	47,547	49,017	47,761	49,156
Comprehensive loss:
Net loss	$(4,744)	$(6,628)	$(7,471)	$(21,224)
Unrealized gain (loss) on marketable securities	18	(13)	(56)	80

Comprehensive loss	$(4,726)	$(6,641)	$(7,527)	$(21,144)

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,471)	$(21,224)
Add (deduct) non-cash items:
Stock-based compensation	3,502	3,435
Depreciation and amortization	6,188	8,352
Restructuring	655	926
Other	(417)	1,535
Changes in operating assets and liabilities:
Accounts receivable	6,489	13,570
Inventories	(5,140)	(8,937)
Prepaid expenses	1,243	595
Accounts payable	614	(4,576)
Accrued expenses	(2,573)	(8,108)
Deferred revenue	(193)	(31)

Net cash provided by (used in) operating activities	2,897	(14,463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	53,494	53,536
Proceeds from sales and maturities of held-to-maturity securities	4,900	5,750
Purchases of available-for-sale securities	(45,519)	(112,229)
Purchases of held-to-maturity securities	(4,842)	(10,678)
Purchases of property and equipment	(2,197)	(2,485)

Net cash provided by (used in) investing activities	5,836	(66,106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(9,208)	(6,077)
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,009)	(1,128)
Proceeds from shares issued from employees’ stock purchase plan	389	397

Net cash used in financing activities	(9,828)	(6,808)
Effect of exchange rate changes on cash and cash equivalents	146	(482)

Net decrease in cash and cash equivalents	(949)	(87,859)
Cash and cash equivalents at beginning of period	29,446	123,198

Cash and cash equivalents at end of period	$28,497	$35,339

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”) provides market-focused, cost-optimized automated test equipment (ATE) solutions for the semiconductor industry. The Company designs, manufactures, markets and services ATE solutions that address the broad, divergent test requirements of the wireless, computing, automotive and digital consumer market segments of the semiconductor industry. Semiconductor designers and manufacturers worldwide use the Company’s equipment to test their devices during the manufacturing process. After testing, these devices are incorporated in a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. The Company also sells hardware and software support and maintenance services for its test systems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2013 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2013.

These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Foreign Currency Measurement

The financial statements of the Company’s foreign subsidiaries are measured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Codification (FASB ASC). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries measure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are measured at historical rates. Income and expense accounts are measured at the average exchange rates in effect during the month. Net gains or losses resulting from foreign currency measurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, for the three and nine months ended April 30, 2013 and 2012.

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

Engineering and Product Development Expenses

The Company expenses all engineering, research and development expenses as incurred. Expenses subject to capitalization in accordance with Topic 985, Software, to the FASB ASC relating to certain software development costs, were insignificant for the three and nine months ended April 30, 2013 and 2012.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were insignificant for the three and nine months ended April 30, 2013 and 2012.

Income Taxes

The provision for (benefit from) income taxes relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe and the release of reserves due to statute of limitation expirations.

As of April 30, 2013 and July 31, 2012, the total liability for unrecognized income tax benefits was $6.8 million and $8.0 million, respectively (of which $3.3 million and $4.4 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of April 30, 2013 and July 31, 2012, the Company had accrued approximately $0.8 million and $1.0 million for potential payment of accrued interest and penalties.

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

The Company recognizes stock-based compensation expense for its equity awards in accordance with the provisions of Topic 718, Compensation – Stock Compensation to the FASB ASC (“ASC 718”). Under ASC 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of each service based award on a straight-line basis over the vesting period of such award. The Company recorded stock-based compensation expense of approximately $1.1 million and $3.5 million for the three and nine months ended April 30, 2013, respectively, and $0.9 million and $3.4 million, respectively, for the three and nine months ended April 30, 2012, in connection with its share-based payments.

The Company granted 20,000 restricted stock unit awards during the three months ended April 30, 2013, all of which are service-based and vest 25% in each of the next four years.

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

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the nine months ended April 30, 2013 and 2012:

	Nine Months Ended April 30,
Product Warranty Activity	2013	2012
	(in thousands)
Balance at beginning of period	$1,672	$2,281
Warranty expenditures for current period	(2,834)	(2,426)
Changes in liability related to pre-existing warranties	(86)	60
Provision for warranty costs in the period	2,543	1,658

Balance at end of period	$1,295	$1,573

Net loss per share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. As the Company was in a net loss position for all periods presented, diluted EPS equals basic EPS:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net loss	$(4,744)	$(6,628)	$(7,471)	$(21,224)
Basic and diluted net loss per share:
Weighted average shares outstanding	47,547	49,017	47,761	49,156
Basic and diluted EPS	$(0.10)	$(0.14)	$(0.16)	$(0.43)

For the periods ended April 30, 2013 and 2012, options to purchase approximately 1.0 million shares and 1.3 million shares, respectively, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 2.0 million and 1.9 million restricted stock units for the periods ended April 30, 2013 and 2012, respectively, in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

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

Gross unrealized gains and losses on investments held by the Company for the three and nine months ended April 30, 2013 and 2012 were not significant. Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Loss. The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other than temporary impairment losses in the three and nine months ended April 30, 2013 or 2012.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2013	July 31, 2012
	(in thousands)
Purchased components and parts	$16,743	$13,811
Units-in-progress	4,209	3,045
Finished units	10,180	11,994

Total inventories	$31,132	$28,850

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2013 and July 31, 2012, inventory is stated net of inventory reserves of $41.2 million and $42.4 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of. The Company had sales of $0.1 million and $0.9 million of previously reserved inventory for the three and nine months ended April 30, 2013, which represents the gross cash received from the customer. The Company released reserves of $0.04 million and $0.3 million for the three and nine months ended April 30, 2013, related to these sales. The Company had sales of $0.7 million and $5.9 million of previously reserved inventory for the three and nine months ended April 30, 2012, which represents the gross cash received from the customer. The Company released reserves of $0.4 million and $1.5 million for the three and nine months ended April 30, 2012, related to these sales.

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

	April 30, 2013	July 31, 2012	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$50,687	$57,841	5 or 7
Machinery, equipment and internally manufactured systems	39,544	38,067	3-7
Office furniture and equipment	3,697	3,885	3-7
Purchased software	2,867	2,870	3
Land	2,524	2,524	—
Leasehold improvements	6,398	6,187	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	105,717	111,374
Less: accumulated depreciation and amortization	(88,009)	(93,145)

Property and equipment, net	$17,708	$18,229

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of April 30, 2013 and July 31, 2012 there were no indicators that required the Company to conduct a recoverability test as of those dates.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The Company evaluated the implied fair value based on the Company’s market capitalization of its one reporting unit as compared to the carrying value of the net assets assigned to its reporting unit as of April 30, 2013 and July 31, 2012. As of those dates, the fair value of the reporting unit exceeded the carrying value of its net assets and therefore no impairment existed.

The Company’s goodwill consists of the following:

Goodwill	April 30, 2013	July 31, 2012
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition with Step Tech Inc. (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

There was no change in the goodwill balance for the three or nine months ended April 30, 2013 or 2012.

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of April 30, 2013
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	15,544	456
Developed technology—Diamond	9.0	9,400	8,772	628
Maintenance agreements	7.0	1,900	1,018	882

Total intangible assets		$38,900	$36,934	$1,966

		As of July 31, 2012
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	14,965	1,035
Developed technology—Diamond	9.0	9,400	8,367	1,033
Maintenance agreements	7.0	1,900	815	1,085

Total intangible assets		$38,900	$35,747	$3,153

Intangible assets are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 1.7 years.

The Company expects amortization for these intangible assets to be:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2013	$395
2014	769
2015	396
2016	321
2017	85

Total	$1,966

3. SEGMENT REPORTING

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC, the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales to geographic area for the three and nine months ended April 30, 2013 and 2012, along with its long-lived assets at April 30, 2013 and July 31, 2012, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Net sales (ship to location):
United States	$5,640	$7,309	$21,343	$23,828
Taiwan	9,408	6,532	29,743	14,298
Philippines	5,867	6,149	17,714	14,805
Malaysia	4,140	4,108	12,395	6,914
All other countries (none greater than 10% of total)	11,202	6,739	33,266	28,826

Total Net Sales	$36,257	$30,837	$114,461	$88,671

Long-lived assets consist of property and equipment:

	April 30, 2013	July 31, 2012
	(in thousands)
Long-lived assets:
United States	$15,381	$16,386
Japan	708	564
Singapore	375	312
Philippines	531	166
All other countries	713	801

Total long-lived assets	$17,708	$18,229

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. RESTRUCTURING

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, to the FASB ASC, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable. The following table sets forth the Company’s restructuring accrual activity for the nine months ended April 30, 2013 and April 30, 2012 (in thousands):

	Severance Costs	Facility Leases	Total
Balance July 31, 2012	$364	$3,697	$4,061
Additions to expense	231	424	655
Accretion	—	167	167
Stock based compensation	(48)	—	(48)
Cash paid	(425)	(1,134)	(1,559)

Balance April 30, 2013	$122	$3,154	$3,276

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$122	$1,088	$1,210
Other long-term liabilities	—	2,066	2,066

Balance at April 30, 2013	$122	$3,154	$3,276

	Severance Costs	Facility Leases	Total
Balance July 31, 2011	$6	$4,761	$4,767
Additions to expense	836	90	926
Accretion	—	135	135
Stock based compensation	(15)	—	(15)
Cash paid	(150)	(1,145)	(1,295)

Balance April 30, 2012	$677	$3,841	$4,518

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$677	$1,107	$1,784
Other long-term liabilities	—	2,734	2,734

Balance at April 30, 2012	$677	$3,841	$4,518

During the quarter ending April 30, 2013, the Company recorded $0.4 million of restructuring expense related to changes in sublease assumptions on a previously restructured facility. The remainder of the facility related expenses shown for the nine months ending April 30, 2013, relate to changes in the Company’s service organization, to move certain board repair functions and other roles from North American locations to subsidiary offices in Singapore and the Philippines, and relocation costs between the Company’s former and current facilities in the Philippines. The Company recognized $0.3 million of severance and other post employment obligations associated with these moves during the Company’s first fiscal quarter, of which approximately $0.1 million remains to be paid as of April 30, 2013.

During the nine months ending April 30, 2012, the Company reduced headcount in its global field service and applications engineering groups. The Company also vacated two facilities in North America. The restructuring expense of $0.9 million recorded during this period includes severance and other post-employment benefits associated with these headcount reductions, as well as an early termination fee incurred upon vacating one of the facilities, and its remaining rent obligations under these leases.

The cash paid for the nine months ending April 30, 2013 and April 30, 2012 represents lease payments for the Company’s previously restructured facilities and severance paid.

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

The Company is a defendant in a litigation matter incidental to the business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence. The Company does not believe the plaintiff’s claims have merit and its vigorously defending its position. An estimate of any potential loss cannot be made; the Company does not believe a loss is probable, and accordingly the Company has not accrued any amounts related to this matter.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations in the aggregate is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2013 or July 31, 2012.

Subject to certain limitations, the Company indemnifies its current and former officers and directors in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of April 30, 2013 or July 31, 2012.

The Company had approximately $15.5 million and $15.1 million of non-cancelable inventory commitments with an outsourced supplier as of April 30, 2013 and July 31, 2012, respectively. The Company expects to consume the inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2021. Minimum lease payment obligations under non-cancelable leases are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2013	$1,399
2014	5,467
2015	4,705
2016	4,275
2017	2,519
Thereafter	4,663

Total minimum lease payments	$23,028

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30, 2013 and July 31, 2012:

	(in thousands)
	April 30, 2013	July 31, 2012
Accrued compensation	$7,751	$7,059
Accrued vendor liability	2,249	2,373
Warranty reserve	1,295	1,672
Accrued restructuring	1,210	1,502
Accrued taxes	1,098	931
Accrued commissions	696	1,301
Other accrued expenses	3,997	4,898

Total accrued expenses	$18,296	$19,736

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

The fair value hierarchy of the Company’s inputs used in the determination of fair value for assets and liabilities during the current period consists of three levels. Level 1 inputs are composed of unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs incorporate the Company’s own best estimate of what market participants would use in pricing the asset or liability at the measurement date where consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. If inputs used to measure an asset or liability fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of April 30, 2013 and as of July 31, 2012:

		Fair Value Measurements at Reporting Date Using (in thousands)
April 30, 2013	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$28,497	$28,497	$—	$—
Marketable securities (2)	94,553	5,308	89,245	—

Total assets	$123,050	$33,805	$89,245	$—

July 31, 2012	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$29,446	$29,081	$365	$—
Marketable securities (2)	104,932	7,226	97,706	—

Total assets	$134,378	$36,307	$98,071	$—

(1)	Cash and cash equivalents as of April 30, 2013 and July 31, 2012 includes cash held in operating accounts of approximately $28.3 million and $28.6 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities as of April 30, 2013 and July 31, 2012 exclude approximately $3.8 million and $2.8 million, respectively, of commercial paper which is held to maturity and not subject to fair value measurements.

The carrying value of accounts receivable, prepaid expenses and accounts payable approximate fair value due to their short-term nature.

There were no assets or liabilities recorded at fair value on a non-recurring basis requiring valuation disclosures as of April 30, 2013 or as of July 31, 2012.

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

During the nine months ending April 30, 2013 and 2012 the Company repurchased 1,642,272 and 1,121,600 shares of common stock, respectively, for a total purchase price of $9.2 million and $6.1 million, respectively. There were no repurchases made for the three months ending April 30, 2013 and 2012, respectively. Cumulatively, as of April 30, 2013, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

9. RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements impacting the Company’s consolidated financial statements for the three and nine months ending April 30, 2013.

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

For the three and nine months ended April 30, 2013 we recorded sales of $0.1 million and $0.9 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.04 million and $0.3 million for three and nine months ended April 30, 2013, related to these sales.

For the three and nine months ended April 30, 2012 we recorded sales of $0.7 million and $5.9 million of previously reserved inventory, which represents gross cash received from the customer. We released reserves of $0.4 million and $1.5 million for the three and nine months ended April 30, 2012, related to these sales.

As of April 30, 2013 and July 31, 2012, our inventory of $31.1 million and $28.9 million, respectively, is stated net of inventory reserves of $41.2 million and $42.4 million, respectively, and primarily consists of X-Series, ASL, ASLx, Diamond, and Diamondx products.

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

Valuation of Goodwill

In accordance with Topic 350, Intangibles – Goodwill and Other, to the FASB ASC (“ASC 350”), we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. We evaluated the implied fair value based on our market capitalization of our one reporting unit as compared to the carrying value of the net assets assigned to our reporting unit as of April 30, 2013 and July 31, 2012. As of those dates, the implied fair value of the goodwill of our reporting unit exceeded our carrying value of our net assets and therefore no impairment existed.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment to the FASB ASC (“ASC 360”), we review whether impairment losses exist on long-lived assets other than goodwill when indicators of impairment are present. During this review, we assess future cash flows and reevaluate the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of April 30, 2013 and July 31, 2012, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements impacting our consolidated financial statements as of the three and nine months ending April 30, 2013.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations in thousands, except for percent changes and per share data:

	Consolidated Statements of Operations
	Three Months Ended April 30,			Nine Months Ended April 30,
	2013	2012	% Change	2013	2012	% Change
Net product sales	$28,092	$21,753	29.1%	$88,521	$60,761	42.4%
Net service sales	8,165	9,084	(10.1)	25,940	27,910	(7.1)

Net sales	36,257	30,837	17.6	114,461	88,671	29.1
Cost of sales	17,558	15,024	16.9	53,699	43,941	22.2

Gross profit	18,699	15,813	18.3	60,762	44,730	35.8
Engineering and product development expenses	13,407	12,223	9.7	39,003	37,503	4.0
Selling, general and administrative expenses	9,213	8,829	4.3	28,401	26,496	7.2
Amortization of purchased intangible assets	395	791	(50.1)	1,187	2,372	(50.0)
Restructuring	356	739	(51.8)	655	926	(29.3)

Loss from operations	(4,672)	(6,769)	(31.0)	(8,484)	(22,567)	(62.4)
Other income (expense):
Interest expense	(60)	(47)	27.7	(167)	(129)	29.5
Interest income	200	266	(24.8)	685	650	5.4
Other (expense) income, net	(177)	15	(1,280.0)	(65)	366	(117.8)

Loss before provision for (benefit from) income taxes	(4,709)	(6,535)	(27.9)	(8,031)	(21,680)	(63.0)
Provision for (benefit from) income taxes	35	93	(62.4)	(560)	(456)	22.8

Net loss	$(4,744)	$(6,628)	(28.4)%	$(7,471)	$(21,224)	(64.8)%

Net loss per share:
Basic and diluted	$(0.10)	$(0.14)		$(0.16)	$(0.43)

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations expressed in each case as a percentages of net sales:

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.4	48.7	46.9	49.6

Gross profit	51.6	51.3	53.1	50.4
Engineering and product development expenses	37.0	39.6	34.1	42.3
Selling, general and administrative expenses	25.4	28.6	24.8	29.9
Amortization of purchased intangible assets	1.1	2.6	1.0	2.7
Restructuring	1.0	2.4	0.6	1.0

Loss from operations	(12.9)	(21.9)	(7.4)	(25.5)
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.1)	(0.1)
Interest income	0.6	0.9	0.6	0.7
Other income, net	(0.5)	(0.0)	(0.1)	0.4

Loss before provision for (benefit from) income taxes	(13.0)	(21.2)	(7.0)	(24.5)
Provision for (benefit from) income taxes	0.1	0.3	(0.5)	(0.5)

Net loss	(13.1)%	(21.5)%	(6.5)%	(24.0)%

Three and Nine Months ended April 30, 2013 Compared to the Three and Nine Months ended April 30, 2012

Net sales. The increase in product sales in the three and nine months ended April 30, 2013 as compared to the same periods in 2012 is driven primarily by higher demand for all product platforms within our portfolio.

The decrease in service revenue for the periods presented is primarily a result of increased reliability of our products, and older legacy products being decommissioned.

Geographically, sales to customers outside of the United States were 84.4% and 76.3% of net sales for the three months ended April 30, 2013 and 2012, respectively and 81.4% and 73.1% of net sales for the nine months ended April 30, 2013 and 2012, respectively. The overall increase in sales to customers outside the United States is primarily a result of higher demand in Taiwan, Malaysia, and the Philippines.

Cost of Sales. The increase in cost of sales for the periods shown, including warranty expense on product sales, is consistent with the increase in revenue for the comparable periods.

Engineering and product development expenses. The increase in engineering and product development expenses in the three and nine months ended April 30, 2013 as compared to the same period of the prior year is primarily due to an increase in consulting expenses related to next-generation instrumentation as well as an increase in payroll expense due to added headcount for the comparable periods.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses for the three and nine months ended April 30, 2013 as compared to April 30, 2012 is primarily due to commission expense associated with the increase in revenue for the same periods.

Amortization of purchased intangible assets. The overall decrease in amortization follows discounted cash flows of certain intangible assets, which were heavily weighted in the first three years after the merger with Credence in 2008. The underlying intangible assets relate to developed technology and maintenance agreements.

Restructuring. The restructuring expense recorded in the three months ended April 30, 2013 was related to changes in sublease assumptions on a previously restructured facility in which we recognized $0.4 million of expense. The remainder of the facility related expenses shown for the nine months ending April 30, 2013, relate to changes in our service organization, to move certain board repair functions and other roles from North American locations to subsidiary offices in Singapore and the Philippines, and relocation costs between our former and current facilities in the Philippines. We recognized $0.3 million of severance and other post employment obligations associated with these moves during our first fiscal quarter, of which approximately $0.1 million remains to be paid as of April 30, 2013. During the nine months ending April 30, 2012, we reduced headcount in our global field service and applications engineering groups. We also vacated two facilities in North America. The restructuring expense of $0.9 million recorded during this period includes severance and other post-employment benefits associated with these headcount reductions, as well as an early termination fee incurred upon vacating one of the facilities, and our remaining rent obligations under these leases.

Interest expense. Interest expense is from the accretion of the difference between the net present value and the estimated future value of our facility-related restructuring liability. The underlying lease associated with this liability ends in 2017.

Interest income. Interest income is higher in the nine months ended April 30, 2013 as compared to the nine months ended April 30, 2012, due to higher returns based on the allocation of marketable securities within our portfolio.

Other (expense) income, net. Other income, net primarily includes the net impact of changes in realized foreign exchange gains and losses. Other income, net for the nine months ended April 30, 2013 includes approximately $0.2 million realized loss from balance sheet revaluation of assets and liabilities denominated in Yen and Euro.

Provision for (benefit from) income taxes. The provision for (benefit from) income taxes recorded during the periods presented was primarily due to the release of reserves due to statute of limitation expirations and foreign tax on earnings generated in foreign jurisdictions.

As of April 30, 2013 and July 31, 2012, the total liability for unrecognized income tax benefits was $6.8 million and $8.0 million, respectively (of which $3.3 million and $4.4 million, if recognized, would impact the Company’s income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to ensure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the nine months ending April 30, 2013 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2012	$137.2
Repurchases of common stock	(9.2)
Capital expenditures	(2.2)
Other cash sources, net	1.0

Cash and cash equivalents and marketable securities at April 30, 2013	$126.8

As of April 30, 2013, we had net working capital of $149.5 million, as compared to $163.6 million of net working capital at July 31, 2012. The decrease in cash and cash equivalents and marketable securities, and working capital, was primarily due to stock repurchases of $9.2 million as well as other changes in net working capital.

Accounts receivable trade, net, was $24.7 million at April 30, 2013, a decrease of 20.8% as compared to $31.2 million at July 31, 2012. This decrease is largely driven by the decrease in net sales for the same period. Net sales for the quarter ending April 30, 2013 was $36.2 million, a decrease of 16.8%, as compared to net sales of $43.5 million for the quarter ending July 31, 2012.

Inventories increased $2.2 million to $31.1 million at April 30, 2013 from $28.9 million at July 31, 2012, as a result of changes in product sales mix during the periods presented and an increase in consignment inventory placed at customers.

Capital expenditures totaled approximately $2.2 million for the nine months ended April 30, 2013, as compared to $2.5 million for the nine months ended April 30, 2012. Capital expenditures for the nine months ended April 30, 2013 and April 30, 2012 were composed primarily of capital related to certain engineering projects and tester spare parts to support a larger installed base of test equipment.

We had $2.9 million in net cash provided by operating activities for the nine months ended April 30, 2013, as compared to net cash used in operating activities of $14.5 million for the same period of the prior year. The net cash provided by operating activities for the nine months ended April 30, 2013 was primarily related to our net loss of $7.5 million, adjusted for non-cash items including depreciation and amortization and stock based compensation of approximately $9.9 million, offset by a decrease in working capital of

$0.5 million. The net cash used in operating activities for the nine months ended April 30, 2012 was primarily related to our net loss of $21.2 million, and an increase in working capital of $7.5 million, offset by non-cash items, principally depreciation and amortization and stock-based compensation, of approximately $14.2 million.

We had $5.8 million in net cash provided by investing activities for the nine months ended April 30, 2013 as compared to net cash used in investing activities of $66.1 million for the nine months ended April 30, 2012. The net cash provided by investing activities for the nine months ended April 30, 2013 was primarily related to $53.4 million of proceeds from sales and maturities of available-for-sale securities, $4.9 million in proceeds from sales of held-to-maturity securities, offset by $45.5 million of purchases of available-for-sale securities, $4.8 million in purchases of held-to-maturity securities, and $2.2 million of purchases of property and equipment. The net cash used in investing activities for the nine months ended April 30, 2012 was primarily related to $112.2 million of purchases of available-for-sale securities, $10.7 million in purchases of held-to-maturity securities, and $2.5 million of purchases of property and equipment offset by $53.5 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities.

We had $9.8 million in net cash used in financing activities for the nine months ended April 30, 2013 as compared to net cash used in financing activities of $6.8 million for the nine months ended April 30, 2012. The net cash used in financing activities for the nine months ended April 30, 2013 was primarily related to stock repurchases of $9.2 million and the remainder was related to $1.0 million of payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises offset by $0.4 million in proceeds from shares issued from the employee stock purchase plan. The net cash used in financing activities for the nine months ended April 30, 2012 was primarily related to the repurchase of our common stock of $6.1 million and payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises of $1.1 million, offset by proceeds from shares issued from the employee stock purchase plan of $0.4 million.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our rental properties, other operating leases, inventory purchase commitments, and severance payments.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2013 or July 31, 2012.

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

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2013 or July 31, 2012.

The aggregate outstanding amount of our contractual obligations was $38.7 million as of April 30, 2013. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of April 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2013	2014-2015	2016-2017	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$23,028	$1,399	$10,172	$6,794	$4,663
Inventory commitments	15,543	15,543	—	—	—
Severance	122	122	—	—	—

Total Contractual Obligations	$38,693	$17,064	$10,172	$6,794	$4,663

Off-Balance Sheet Arrangements

As of April 30, 2013 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the fiscal quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of program	—	$—	—	$25,000,000
Fiscal year ended 7/31/2012	1,652,394	$5.84	1,652,394	$15,474,033
Quarter ended 10/31/2012	1,518,043	$5.62	1,518,043	$6,924,667
Quarter ended 1/31/2013	124,229	$5.37	124,229	$6,265,866
Quarter ended 4/30/2013	—	$—	—	$6,265,866

Total	3,294,666	$5.61	3,294,666

(1)	On September 15, 2011, the board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

There were no repurchases of common stock in the three months ending April 30, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: June 10, 2013	By:	/S/ MARK J. GALLENBERGER
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