Form 10-K
period 2013-07-31
LTX-CREDENCE CORP
filed 2013-10-11
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Large Accelerated Filer    ☐                 Accelerated Filer    ☒                Non-Accelerated Filer    ☐

Smaller Reporting Company Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $281,289,468.

Number of outstanding shares of Common Stock as of October 7, 2013:    48,056,030

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

We are headquartered and have a development facility in Norwood, Massachusetts. We also have other development facilities located in Milpitas, California; Beaverton, Oregon; and Yerevan, Armenia and sales and service facilities located across the world to support our customer base.

We focus our marketing and sales efforts on integrated device manufacturers (IDMs); outsource assembly and test providers (OSATs), which perform assembly and testing services for the semiconductor industry; and fabless companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of test systems for the segments in which we compete and provide a global network of strategically deployed applications and support resources.

We were incorporated in Massachusetts in 1976. Our principal executive offices and global headquarters are located at 825 University Avenue, Norwood, Massachusetts 02062 and our telephone number is 781-461-1000. Our common stock trades on the NASDAQ Global Market under the symbol “LTXC.” The terms “LTX-Credence,” the “Company,” “we,” “our,” and “us” refer to LTX-Credence Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, in the “Investors” section of our website at www.ltxc.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Industry Overview

Electronic products contain different types of integrated circuits (ICs). Each of these ICs has electrical circuitry that requires validation or testing during the manufacturing process and before shipment to customers. The final usability of an IC is determined by automated test equipment. The testing of devices containing ICs is a critical step during the semiconductor production process. Typically, semiconductor companies test each device at two different stages during the manufacturing process to ensure its functional and electrical performance prior to shipment to the device user. Semiconductor manufacturing companies use automated testing equipment to first test a device after it has been fabricated but before it has been packaged to eliminate non-functioning parts. Then, after the functioning devices are packaged, they are tested again to determine if they fully meet performance specifications. Testing is an important step in the manufacturing process because it facilitates the fabrication of devices at both maximum density and performance—a key to the competitiveness of semiconductor manufacturers. Shown below is a schematic depiction of the major steps in the semiconductor fabrication and test process.

Three primary factors ultimately drive demand for semiconductor test equipment:

•	increases in unit production of semiconductor devices;

•	increases in the complexity and performance level of devices used in electronic products; and

•	the emergence of next generation semiconductor device technologies.

Increases in unit production of semiconductor devices result primarily from increased sales and increasing sophistication computing devices, including personal and tablet computers, consumer electronics, the growth of the telecommunications industry, mobile communications and the mobile Internet and the resulting increase in the number of products that are able to access the Internet, increases in broadband network access, the increased use of digital signal processing (DSP) devices, and the expansion of semiconductor devices in automotive and power management applications. These increases in unit production of semiconductor devices in turn lead to a corresponding increase in the need for automated test equipment.

Furthermore, increasing demand continues worldwide for smaller, more highly integrated electronic products. This has led to ever higher performance and increasing complexity of the semiconductor devices which operate and power these electronic products. To the extent the customer’s existing test equipment is not able to meet the requirements of these new devices, there is corresponding increase in the demand for equally sophisticated automated test equipment.

Finally, the introduction and adoption of new generations of end-user electronics products requires the development of new generations of semiconductor device technologies. For example, access to information has migrated from the stand-alone desktop computer, which might be physically linked to a local network, to the seamless, virtual network of the Internet, which is accessible from nearly anywhere by a variety of new portable electronic communication products including laptop, notebook, netbook computers, smartphones and tablet communication devices. A critical enabling technology for this network and multimedia convergence is system-in-package (SIP) design technology, which combines several ICs into one semiconductor device package. SIP provides the benefits of lower cost, smaller size, higher performance and lower power consumption by combining advanced digital, analog and embedded memory IC technologies on a single device. Historically, the discrete technologies combined in SIP technology were only available on several separate semiconductor devices, each performing a specific function. The increases in unit production of semiconductor devices, the increase in complexity of those devices, and, ultimately, the emergence of new semiconductor device technologies have mandated changes in the design, architecture and complexity of semiconductor test equipment. Semiconductor device manufacturers must be able to test the increasing volume and complexity of their devices in a reliable, cost-effective, efficient and flexible manner. However, the increased pace of technological change, together with the large capital investments required to achieve economies of scale with respect to testing capability, add to the challenges we face and semiconductor device designers and manufacturers.

Ever increasing pricing pressures among semiconductor manufacturers have forced us to leverage our capital equipment utilization across multiple devices. This price pressure demands for more powerful yet more efficient semiconductor devices and the fact that technology cannot always be integrated into SIP in a cost effective manner has led to the need for testing solutions that cover multiple segments of the semiconductor market. There is a need to maximize utilization on the semiconductor test floor, while at the same time having the most cost effective test solution for various points or integration levels in technology. This requires a suite of test solution products that are optimized for both technology and cost for the segment they are addressing, thus maximizing efficiency and minimizing the overall cost of testing.

Business Strategy

Our objective is to be the leading supplier of market-focused, cost-optimized ATE solutions for the wireless, computing, automotive and entertainment markets. Key elements of our business strategy include:

Advance our offering of market-focused, cost-optimized ATE solutions. We believe that providing a range of scalable test platforms targeted at the specific test requirements of individual market segments is the best approach to enable our customers to address the technical and cost requirements of their devices. Our customers’ focus on test costs demands this segment-focused approach. We believe that we are well positioned to address our customers’ requirements due to our cost-optimized and market-focused product development. We intend to leverage our proven technologies efficiently across our product platforms to accelerate the availability of new capabilities, with a focus on optimizing the cost of our solutions for the individual market segments we address.

Concentrate our sales, applications consulting, and service efforts on key accounts. We recognize that large, diversified IDMs and OSATs and certain fabless companies purchase most of the world’s test equipment and that the level of support we are able to provide to them has a direct impact on future business. We believe that focusing our sales and support resources on these key semiconductor companies is the most efficient way to maximize revenue. Accordingly, we have organized our sales, field service, and field applications organizations around these key companies and located our resources close to their facilities. This has helped us to increase our responsiveness to customers’ needs and has enabled us to develop collaborative relationships that help guide us in developing future testing solutions.

Further improve the flexibility of our business model. In order to focus our resources, improve our responsiveness to customer needs, reduce fixed costs and working capital requirements, and manage the cyclicality of our industry more effectively, we have implemented a lean, flexible business model. Key to this business model is our decision to outsource substantially all of our manufacturing functions to third parties. Through strategic alliances, we have also outsourced certain distribution, repair and support functions. In addition, we engage contract employees to address periods of peak demand. Our business model minimizes fixed costs, maximizes variable costs, and allows us to maintain tight control over our operating expenses. We intend to continue to identify and implement programs which enhance our ability to meet customers’ needs while reducing fixed costs.

Product Strategy

Our product strategy is driven by our objective to be the leading supplier of market-focused, cost-optimized ATE solutions for the wireless, computing, automotive and entertainment markets. We concentrate on the technical and cost requirements of the core technologies within those markets, which include: precision analog, Application Specific Standard Product (ASSP) and Application Specific Integrated Circuit (ASIC), microcontroller, mobility radio frequency (RF), power management and mixed signal.

To address the divergent, segmented requirements of these technologies, we offer three segment-focused, scalable product platforms that enable us to address our customers’ technical performance requirements. This segment-focused approach allows prioritization of segment-specific test requirements and cost-optimized solutions, including:

•	Capital cost and zero-pin infrastructure cost

•	Equipment size and footprint

•	Instrument capability and scope

•	Applications functionality and usage

•	Multi-site test capability

Each of our three platforms addresses a specific market segment with relatively little overlap in capability and pricing. The Diamond platform offers high-density packaging for low-cost testing of microcontrollers and the cost-sensitive consumer and digital-based ASSP and ASIC devices. The X-Series test platform offers configurations for optimal testing of analog-based ASSP and ASIC, power management, automotive, mixed signal, precision analog, and RF applications. The ASL platform is a market leader for testing linear, low-end mixed signal and power management devices.

Product Portfolio Overview

Our product portfolio consists of three segment-focused, scalable platforms:

Diamond Series Platform

The Diamond platform offers high-density packaging for low-cost testing of microcontrollers and cost sensitive consumer and digital-based ASSP and ASIC devices. The Diamond platform leverages electronics integration and air-cooling to produce a compact form factor and utilizes high-density technology in a variety of instruments for digital and mixed signal addressing embedded analog testing. It is used for engineering as well as wafer sort and final production testing. In March 2012, we introduced a new member of the Diamond platform, the Diamondx, specifically targeted at digital-based ASSP and ASIC devices, and began recognizing revenue for Diamondx during the fiscal year ended July 31, 2013 (“fiscal 2013”).

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

ASL Series Platform

The ASL platform is the market leader for testing linear, low-end mixed signal, precision analog, and power management devices. The ASL tests traditional analog function blocks such as amplifiers, regulators, switches and converters, either as individual ICs or as larger function ICs such as battery power management devices in portable electronics devices. It is highly configurable and relatively low-cost, matching the test requirements of low ASP devices.

Service

Our worldwide service organization is capable of performing installations and necessary maintenance of test systems sold by us, including routine servicing of spare parts manufactured by third parties. We provide various parts and labor warranties on test systems and instruments designed and manufactured by us and warranties on certain components that have been purchased from other manufacturers and incorporated into our test systems. We also provide training on the maintenance and operation of test systems we sell.

Our service revenues were $34.0 million, or 22.4% of net sales, in fiscal 2013; $36.8 million, or 27.8% of net sales, for the fiscal year ended July 31, 2012 (“fiscal 2012”); and $41.7 million, or 16.7% of net sales, for the fiscal year ended July 31, 2011 (“fiscal 2011”).

We offer a wide range of service contracts to our customers, which give them the flexibility to select the maintenance program best suited to their needs. Customers may purchase service contracts that extend maintenance beyond the initial warranty period. Many customers enter into annual or multiple-year service contracts over the life of the equipment. The pricing of contracts is based upon the level of service provided to the customer and the time period of the service contract. We believe that service revenues should be less affected by the cyclical nature of the semiconductor industry than sales of test equipment. We maintain service centers around the world, both directly and through strategic alliances with companies that are located in the United States, Europe and Asia.

Engineering and Product Development

The test equipment market is characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position will depend upon our ability to successfully enhance our test platforms, develop new instrumentation, and on our ability to introduce these new products on a timely and cost-effective basis. We seek to maintain close relationships with our customers to better enable us to be responsive to their product development and production needs.

Our engineering strategy is to focus on the development of our Diamond, X-Series and ASL platforms. Consolidation of platform technologies, both hardware and software, is a key objective moving forward as we leverage our knowledge and expertise into cost-effective solutions. The development and release of the Diamondx, ASLx and PAx products are examples of our technology leveraged focus.

Engineering and product development expenses were $52.3 million, $49.9 million, and $52.7 million during fiscal 2013, 2012, and 2011, respectively.

Sales and Distribution

We sell our products through a combination of a worldwide internal direct sales organization and external distributors. Our direct sales organization is structured around key accounts, with a sales force of 32 people as of July 31, 2013. We also use third party distributors to sell our products in certain markets such as in Taiwan, China, Japan, Korea, and other countries in Southeast Asia.

Our sales to customers outside the United States are primarily denominated in United States dollars. Our sales outside the United States composed 83%, 77%, and 85% of total net sales in fiscal 2013, 2012, and 2011, respectively. See Note 8 to our Consolidated Financial Statements for additional information relating to revenues derived from sales to customers outside the United States.

Customers

	For the years ended July 31,
	2013	2012	2011
The following customers had net sales in excess of 10% of our total net sales for the periods indicated:
Spirox	27%	22%	14%
Texas Instruments	12%	21%	23%
Atmel	—	—	13%

Net sales to the top ten customers were 70%, 68%, and 80% of net sales in fiscal 2013, 2012, and 2011, respectively.

A representative list of our customers includes:

Amkor	Maxim Integrated Products	Skyworks Solutions
Anadigics	Mediatek	STATSChipPac
Atmel	Melexis	Spirox
Austriamicrosystems (AMS)	Microchip Technology	STMicroelectronics
ASE	Murata	Texas Instruments
Carsem	Nordic Semiconductor	Triquint Semiconductor
Elmos	Novatek	Toshiba
Giga Solution	NXP	Unisem
Hi Silicon	Renesas	UTAC
Infineon Technologies	RichTek
KYEC	Sigurd

We have concentrated our sales and support efforts on those semiconductor companies for which we believe we will receive the most return for our efforts. We believe that sales to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future.

Manufacturing and Supply

We use Jabil Circuit as our outsourced partner for the manufacturing of our X-Series, ASL and Diamond products.

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

Competition

There are other domestic and foreign companies that participate in the markets for each of our products and the industry is highly competitive. We compete principally on the basis of product performance, cost of test, reliability, customer service, applications support, price and ability to deliver products and service on a timely basis. In addition, to increase our market share, we will also need to demonstrate an ability to overcome customer risks and costs associated with switching ATE vendors, including training on unfamiliar hardware and software.

Our primary competitors in the market for test systems include Advantest Corporation and Teradyne Inc. These companies have a substantially larger share of the ATE market, greater financial and other resources, and have a larger installed base of equipment than we do. We expect our competitors to enhance their current products, introduce new products which may have comparable or better price and performance than ours, diligently defend their existing customer accounts, and attempt to grow their market share. In addition, new competitors, including semiconductor manufacturers themselves, may offer new testing technologies, which may compete with or otherwise reduce the value of our product lines.

Backlog

At July 31, 2013, our backlog of unfilled orders for all products and services was $35.3 million, compared with $41.1 million at July 31, 2012. Historically, test systems generally ship within 12 months of receipt of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period.

Proprietary Rights

The development of our products is largely based on proprietary information. We rely upon a combination of contract provisions, intellectual property registration and copyright, trademark and trade secret laws to protect our proprietary rights in products. We also have a policy of seeking patents on technology considered to be of particular strategic importance. Our patents cover various technologies, including technology relating to proprietary instrumentation and pin electronics. Although we believe that the copyrights, trademarks and patents we own are of value, we also believe that they alone have not and will not determine our success. We believe that our overall success depends principally upon our management, engineering, applications, manufacturing, marketing and service skills. Regardless, we intend to protect our rights when, in our view, these rights are infringed upon.

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

Employees

At July 31, 2013, we had 649 employees and temporary workers. None of our employees is represented by a labor union, and we have experienced no work stoppages during our history. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to retain these employees and attract new, highly-skilled employees. We consider relations with our employees to be good.

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

Our mergers and acquisitions may be costly, difficult to integrate, disrupt our business, dilute stockholder value, and divert management attention, which may limit our ability to realize the anticipated benefits of such transactions.

On September 6, 2013, we entered into a Master Sale and Purchase Agreement (the “Purchase Agreement”) with Dover Printing & Identification, Inc. (“Dover”) and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (“Dover Parent”), to purchase certain specified assets of the ECT and MT businesses of Dover and its affiliates (such transaction, the “Dover Acquisition” and the ECT and MT businesses, the “Acquired Businesses”). See Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more complete description of the Dover Acquisition.

The Dover Acquisition is substantial in size, scope, and complexity, and entails many changes, including the integration of the ECT Business and the MT Business, Dover personnel and Dover systems with our operations. These transition activities are complex and we have incurred and will continue to incur significant costs related to the acquisition, and the commercial and financial success of the acquisition is subject to many risks including those set forth below:

•	We might not be successful in integrating employees, products and technology with our existing business, and such integration may divert significant management attention from our existing business;

•	We may realize greater expenses than we anticipated from the transaction;

•	We may fail to realize synergies that we anticipated from the transaction;

•	We may fail to retain key executives and employees, which could reduce the likelihood of success of the acquisition;

•	We may encounter difficulties in the assimilation of employees and corporate cultures;

•

The combination of the companies may not deliver to our customers the benefits that we have anticipated, which may result in customers reducing their aggregate spending with the ECT Business, the MT Business and/or with our existing businesses;

•

We may have difficulty in developing, manufacturing and marketing the products of newly acquired companies in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies;

•	We may assume unforeseen legal, regulatory, intellectual property or other liabilities;

•	We will have less cash available for other purposes, including acquisitions of technologies or businesses.

If any of these or other factors impair our ability to integrate our operations successfully or on a timely basis, we may not be able to realize the anticipated synergies, business opportunities, revenue, net income, and growth prospects from combining the businesses. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business.

In addition, the market price of our common stock may decline if the integration of the businesses are unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

We have in the past, and may in the future, seek to acquire or invest in additional businesses, products, technologies or engineers which could put a strain on our resources, result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill, cause ownership dilution to our stockholders and adversely affect our financial results. Additionally, we may fund future acquisitions by utilizing our cash, raising debt, issuing shares of our common stock, or by other means, which could subject us to the risk described below in “We may need financing, which could be difficult to obtain.” We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could materially adversely affect our business, financial condition and results of operations.

Mergers and acquisitions of high-technology companies are inherently risky, and future mergers or acquisitions may not be successful and could materially adversely affect our business, operating results or financial condition. Integrating newly acquired businesses, products or technologies into our company could put a strain on our resources, could be expensive and time consuming, may cause delays in product delivery and might not be successful. Future acquisitions and investments could divert management’s attention from other business concerns and expose our business to unforeseen liabilities (including liabilities related to acquired intellectual property and other assets), unanticipated costs associated with transactions, and risks associated with entering new markets. In addition, we might lose key employees while integrating new organizations. We might not be successful in integrating any acquired businesses, products and product development projects, technologies, personnel, operations, or systems, and might not achieve anticipated revenues and cost benefits. Investments that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business, financial condition, results of operations, and could cause the price of our common stock to decline.

Our sole market is the highly cyclical semiconductor industry, which causes a cyclical impact on our financial results.

We sell capital equipment to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Although industry order rates increased in portions of fiscal 2011, industry conditions weakened as we entered fiscal 2012 and continued to weaken through fiscal 2013. The timing and level of sustained industry recovery is uncertain at this time. The ability to forecast the business outlook for our industry is typically limited to three months. As a result, our expectations for our business for the fiscal year ending July 31, 2014 (“fiscal 2014”) remain uncertain. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

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

The semiconductor industry is highly concentrated, and a small number of semiconductor device manufacturers and contract assemblers account for a substantial portion of the purchases of semiconductor test equipment generally, including our test equipment. Our top customers in fiscal 2013 were Spirox and Texas Instruments, which accounted for 27% and 12% of our net sales, respectively. In fiscal 2012, our top customers were Spirox and Texas Instruments, which accounted for 22% and 21% of our net sales, respectively. In fiscal 2011, our top customers were Texas Instruments, Spirox, and Atmel, which accounted for 23%, 14%, and 13% of our net sales, respectively. Sales to the top ten customers were 70%, 68%, and 80%, of net sales in fiscal 2013, 2012, and 2011, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

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

A substantial amount of the shipments of our test systems for a particular quarter may occur late in the quarter. Our shipment pattern may expose us to significant risks of not meeting our expected financial results for each quarter in the event of problems during the complex process of final, test and acceptance prior to revenue recognition. If we were to experience problems of this type late in our quarter, shipments could be delayed and our operating results could fall below expectations.

Our dependence on subcontractors and sole source suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on one subcontractor to manufacture our test systems and multiple other subcontractors for the manufacture of the components and subassemblies used to produce our test systems. Certain of the suppliers for certain components and subassemblies are sole source suppliers. We have no long term supply agreements with our contract manufacturers and purchase products through individual purchase orders. We may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including as a result of a change in control of, or deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is lengthy. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed, at the required standards of quality or at an acceptable price, we would have to identify and qualify acceptable replacement parts from alternative sources of supply or manufacture such components or subassemblies internally. The failure to qualify acceptable replacement subcontractors or suppliers quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

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

We are dependent on certain semiconductor device manufacturers as sole source suppliers of certain sub-assemblies and components used in our test systems which are manufactured in accordance with our proprietary design and specifications. We have no written supply agreement with these sole source suppliers and purchase our custom components through individual purchase orders. If one of our sole source suppliers were to fail to produce or provide the parts they agreed to build for us at the specifications, price or volume required, we would face a significant delay in the final production of our products because we do not have redundant capacity available, and our revenue and results of operations would be materially and adversely affected.

Compliance with current and future environmental regulations may be costly and disruptive to our operations.

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries that limit or restrict the amount of hazardous material in certain electronic components such as printed circuit boards. One such regulation is Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 that restricts the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from July 1, 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the nine restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 28 Member States). Any interruption in supply due to the unavailability of restriction free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. As previously discussed, the failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

New regulations related to conflict minerals may adversely affect us.

The SEC recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which will apply to our activities in calendar 2013, will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 83% of our revenues for fiscal 2013, 77% of our revenues for fiscal 2012 and 85% of our revenues for fiscal 2011. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

•	changes in law or policy resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	political and economic instability in our target international markets;

•	longer payment cycles common in foreign markets;

•	difficulties of staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it harder to protect our technology from appropriation by competitors;

•	difficulties collecting our accounts receivable;

•	the impact of the Foreign Corrupt Practices Act of 1977 and similar laws; and

•	adverse weather and climate events.

In the past, we have incurred expenses to meet new regulatory requirements in Europe, experienced periodic difficulties in obtaining timely payment from non-U.S. customers, and been affected by economic conditions in several Asian countries. Our foreign sales are typically invoiced and collected in U.S. dollars. A strengthening in the U.S. dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to push out or delay orders because of the increased relative cost of our products. In the past, there have been significant fluctuations in the exchange rates between the U.S. dollar and the currencies of countries in which we do business. From time to time we may enter into foreign currency hedging arrangements.

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

Slow or negative growth in the domestic or global economies may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. The strength of the domestic and global economies impact business capital spending and the sale of electronic goods and information technology equipment, which impacts our sales, revenues, and profits. The lack of visibility regarding whether there will be sustained growth in domestic and global economies creates uncertainty regarding the amount of our sales, and underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of a slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

Development of our products requires significant lead-time and expenditures, and we may fail to correctly anticipate the technical needs of our customers.

Our test systems are used by our customers to develop, test and manufacture their new semiconductor devices. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ semiconductor devices, requiring us to make significant capital investments to develop new test equipment for our customers well before their devices are introduced. If our customers fail to introduce their devices in a timely manner or the market does not accept their devices, we may not recover our capital investment, in whole or in part. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not generate revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction of products embodying new technologies or features by our competitors. Furthermore, if we were to make announcements of product delays, or if our competitors were to make announcements of new test systems, these announcements could cause our customers to defer or forego purchases of our test systems, which would also hurt our business.

We may not be able to recover capital expenditures.

We continue to make capital expenditures in the ordinary course of our business. We may not be able to recover the expenditures for capital projects within the assumed timeframe, or at all, which may have an adverse impact on our profitability.

We have significant guarantees, indemnification and customer confidentiality obligations.

From time to time, we make guarantees to customers regarding the delivery and performance of our products and guarantee certain indebtedness, performance obligations or lease commitments of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences while the officer, director, employee or agent, is or was serving at our request in such capacity. Additionally, we have confidentiality obligations to certain customers. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition or operating results.

Our success depends on attracting and retaining key personnel.

Our success depends substantially upon the continued service of our executive officers and key personnel, none of whom is bound by an employment or non-competition agreement. Our success also depends on our ability to attract and retain highly qualified managers and technical, engineering, marketing, sales and support personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. If we implement layoffs during an industry downturn, our ability to hire or retain qualified personnel may be diminished. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract additional skilled employees.

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

We currently are and in the future may be subject to litigation that could have an adverse effect on our business

From time to time, we may be subject to litigation or other administrative and governmental proceedings that could require significant management time and resources and cause us to incur expenses and, in the event of an adverse decision, pay damages in an amount that could have a material adverse effect on our financial position or results of operations.

Product defects and any damages stemming from product liability could harm our reputation among existing and potential customers and could have a material adverse effect upon business results and financial condition

We cannot guarantee that there are no defects in the products we manufacture or that our product liability insurance will sufficiently cover the ultimate amount of any damages caused by such defects. Large scale accidents due to product defects or any discovery of defects in our products could harm our reputation, result in claims for damages, and have a material adverse effect upon our business results and financial condition.

Our operations and the operations of our customers and suppliers are subject to risks of natural catastrophic events, widespread health epidemics, acts of war, terrorist attacks and the threat of domestic and international terrorist attacks, any one of which could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could negatively affect our business and results of operations.

Our operations and those of our customers and suppliers are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fires, earthquakes, hurricanes, volcanic eruptions, energy shortages, telecommunication failures, tsunamis, flooding or other natural disasters. Such disruption could materially increase our costs and expenses as well as cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. Any of these conditions could have a material adverse effect on our business, financial conditions or results of operations.

Damage, interference or interruption to our information technology networks and systems could hinder business continuity and lead to substantial costs or harm to our reputation

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. Attacks by hackers or computer viruses, wrongful use of the information security system, careless use, accidents or disasters could undermine the defenses we have established for these systems and disrupt business continuity, which could not only risk leakage or tampering of information but could also result in a legal claim, litigation, damages liability or an obligation to pay fines. If this were to occur, our reputation could be harmed, we could incur substantial costs, and it may have a material adverse effect upon our financial condition and results of operation.

We may need financing, which could be difficult to obtain.

In connection with the acquisition of the ECT Business and the MT Business as discussed in Note 13 to the Consolidated Financial Statements and elsewhere in this Annual Report on Form 10-K, we expect to incur substantial indebtedness to partially fund the purchase price. Before and following the closing of the acquisition we expect that our existing cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event we need to raise additional funds, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity securities to obtain financing, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock and place restrictions on how we operate our business. If we incur substantial indebtedness in the future, including in connection with the acquisition of the ECT Business and the MT Business, we may be required to dedicate a substantial portion of any cash flow from operations to our debt service obligations, thereby reducing the amount of cash flow available for other purposes, including capital expenditures, limit our flexibility in planning for, or reacting to changes in, our business and the industry in which we compete, make it more difficult for us to obtain any other necessary future financing and make us more vulnerable in the event of a further downturn in our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

Our stock price is volatile.

In the twelve-month period ending on July 31, 2013, our stock price ranged from a low of $5.05 to a high of $6.84. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

•	quarterly variations in operating results;

•	variances of our quarterly results of operations from securities analysts’ estimates;

•	changes in financial estimates and recommendations by securities analysts;

•	announcements of technological innovations, new products, acquisitions or strategic alliances; and

•	news reports relating to trends in our markets.

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

We may record impairment charges, which would adversely impact our results of operations.

We review our goodwill, intangible assets and long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and we also review goodwill annually in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), Topic 350, Intangibles—Goodwill and Other.

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

In the event that we determine in a future period that impairment exists for any reason, we would record an impairment charge, which would reduce the underlying asset’s value in the period such determination is made, which would adversely impact our financial position and results of operations.

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

We maintain our principal executive offices and global headquarters in Norwood, Massachusetts, where corporate administration, sales and support, and research and development are located in a 56,380 square foot facility under a lease which expires in 2021. We lease a 90,068 square foot facility in Milpitas, California for research and development, sales and customer support and certain finance functions pursuant to a lease that expires in 2017. Under the same lease, we lease another 88,145 square foot facility, which is currently being marketed to potential sub-lessees. We also lease a 17,500 square foot facility in Beaverton, Oregon pursuant to a lease that expires in January 2015 for corporate administration, research and development, and certain finance functions. We also lease sales and customer support offices at various locations in the United States totaling approximately 18,800 square feet.

In addition, we own land in Hillsboro, Oregon.

Our headquarters in Europe is located in Munich, Germany, and our headquarters in Asia is located in Singapore. We also maintain sales and support offices at other locations in Europe, Asia, and Armenia. These office space leases in Asia, Armenia, and Europe total approximately 80,000 square feet.

We have achieved worldwide ISO 9001:2008 certification at our Norwood and Milpitas facilities.

We believe that our existing facilities are adequate to meet our current and foreseeable future requirements.

Item 3.	Legal Proceedings

We are subject to various legal proceedings, claims and litigation which arise in the ordinary course of operations. We believe we have meritorious defenses against all pending claims and intend to vigorously pursue them. While it is not possible to predict or determine the outcomes of any pending actions, we believe the amount of liability, if any, with respect to such actions, would not materially affect our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Market under the symbol “LTXC”. The following table shows the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2013
First Quarter	$6.21	$5.24
Second Quarter	6.84	5.05
Third Quarter	6.80	5.44
Fourth Quarter	6.28	5.31
Fiscal Year Ended July 31, 2012
First Quarter	$7.49	$4.81
Second Quarter	7.13	4.91
Third Quarter	7.78	6.12
Fourth Quarter	7.30	5.58

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

As of October 7, 2013, we had approximately 209 stockholders of record of our common stock.

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 15, 2011 through July 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of program-9/15/2011	—	$—	—	$25,000,000
Fiscal year ended 7/31/2012	1,652,394	$5.84	1,652,394	$15,474,033
Quarter ended 10/31/2012	1,518,043	$5.62	1,518,043	$6,924,667
Quarter ended 1/31/2013	124,229	$5.37	124,229	$6,265,866
Quarter ended 4/30/2013	—	$—	—	$6,265,866
Quarter ended 7/31/2013	—	$—	—	$6,265,866

Total	3,294,666	$5.61	3,294,666

(1)	On September 15, 2011, our board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

Securities Authorized for Issuance under Equity Compensation Plans

Under our equity compensation plans, we can issue stock options and restricted stock units (“RSUs”). The following table shows information relating to our equity compensation plans as of July 31, 2013.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	2,919,244	$11.48	5,947,265	*
Equity compensation plans not approved by security holders	—	—	—

Total	2,919,244	$11.48	5,947,265	*

*	Includes 712,886 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code (“IRC”).

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2013 are derived from our audited consolidated financial statements.

	Fiscal Years Ended July 31, (In thousands)
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Net sales	$151,982	$132,134	$249,530	$219,082	$137,378
Cost of sales	71,223	63,637	95,290	96,700	87,805
Inventory-related provision	—	—	—	—	19,311
Engineering and product development expenses	52,314	49,864	52,697	48,943	71,165
Selling, general and administrative expenses	39,253	36,348	48,968	44,956	51,447
Amortization of purchased intangible assets	1,582	3,163	5,961	10,655	15,967
Restructuring	476	1,104	363	2,027	21,205
Impairment charges	—	—	—	—	5,799
Acquired in-process research and development	—	—	—	—	6,300

(Loss) income from operations	(12,866)	(21,982)	46,251	15,801	(141,621)
Other income, net	464	1,175	13,512	2,690	5,052

(Loss) income before income taxes	(12,402)	(20,807)	59,763	18,491	(136,569)
(Benefit from) provision for income taxes	(275)	(938)	(315)	343	763

Net (loss) income	$(12,127)	$(19,869)	$60,078	$18,148	$(137,332)

Net (loss) income per share:
Basic	$(0.25)	$(0.40)	$1.22	$0.40	$(3.38)
Diluted	$(0.25)	$(0.40)	$1.19	$0.39	$(3.38)
Weighted average common shares used in computing net (loss) income per share:
Basic	47,719	49,080	49,398	45,198	40,646
Diluted	47,719	49,080	50,415	46,036	40,646
Consolidated Balance Sheet Data:
Working capital	$147,393	$163,569	$185,684	$110,984	$47,223
Property and equipment, net	16,647	18,229	20,827	26,277	38,301
Total assets	247,601	267,068	302,115	248,211	275,169
Total debt	—	—	—	826	85,730
Stockholders’ equity	198,497	215,704	240,720	176,752	105,404
Other Information:
Current ratio	4.91	5.33	5.08	3.02	1.39
Asset turnover	0.61	0.49	0.83	0.88	0.50
Debt as a percentage of total capitalization	—	—	—	0.50%	44.8%
Purchases of property and equipment	2,769	3,328	6,769	3,653	8,944
Depreciation and amortization	8,044	10,917	17,655	24,736	34,259

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We focus our marketing and sales efforts on integrated device manufacturers (IDMs) and outsource assembly and test providers (OSATs) which perform assembly and testing services for the semiconductor industry, and fabless companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of test systems and provide a global network of strategically deployed applications and support resources.

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

On September 6, 2013, we entered into a Purchase Agreement with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Parent, with respect to the Dover Acquisition. We currently expect the Dover Acquisition to be completed during the fourth calendar quarter of 2013 (the “Closing”). At the

Closing, we will pay Dover or its designated affiliates an aggregate purchase price of $93.5 million, of which $73.5 million will be paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million will be paid by the issuance of a promissory note by us to Dover in the original principal amount of $20.0 million. The cash purchase price is subject to a post-Closing working capital adjustment, and will be increased by an amount equal to specified cash balances held by Dover and certain designated affiliates as of the Closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of Dover and certain designated affiliates as of the Closing. Subject to certain conditions, the original principal amount of the promissory note is also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related to our relocation from or refurbishment of certain properties of the Acquired Businesses or the prepayment of the promissory note in full prior to such date. The promissory note will accrue interest on the unpaid balance for each day that it remains outstanding after the first anniversary of the date of issuance at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by us at any time without penalty prior to the maturity date, which will be the date that is five years and three months following the issuance of the promissory note.

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

The following graph shows the cyclicality in semiconductor test equipment orders and shipments from fiscal 1998 through fiscal 2013 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our tester platforms during industry slowdowns. During these slowdown periods, we implement cost reduction measures, such as the strict oversight of expenditures and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating expenses preserve our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. We believe that our competitive advantage in the semiconductor test industry is primarily driven by the ability of our combined tester platforms to meet or exceed the cost and technical specifications required for the testing of advanced semiconductor devices. Our current investment in engineering and product development is focused on enhancements and additions to our product offerings with new options and instruments designed for specific market segments. We believe this will continue to differentiate our tester platforms from the product offerings of our competitors.

In addition, we have transitioned the manufacture of certain components and subassemblies to contract manufacturers, thereby reducing our fixed manufacturing costs associated with direct labor and overhead. We believe that transforming fixed product manufacturing costs into variable costs allows us to improve our performance in the highly cyclical semiconductor industry.

We are also exposed to the risks associated with the volatility of the U.S. and global economies. The lack of visibility regarding whether or when there will be sustained growth periods for the sale of electronic goods and information technology equipment, and uncertainty regarding the amount of sales, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the U.S. economy may materially and adversely affect our business, financial condition and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of a slowdown, or other competitive pressures. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that our most critical accounting policies upon which our financial reporting depends and which involve the most complex and subjective judgments or assessments are as follows: revenue recognition, inventory reserves, income taxes, valuation of goodwill and identifiable intangible assets, impairment of long-lived assets other than goodwill, product warranty costs, and allowances for doubtful accounts.

A summary of those accounting policies and estimates that we believe to be most critical to fully understanding and evaluating our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and related disclosures elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery and customer acceptance (if required) has occurred or services have been rendered, the seller’s price is fixed or determinable, and collectability is reasonably assured. Our revenue recognition policy is described in Note 2. Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report and is incorporated herein by reference.

Inventory Reserves

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Such reserves are not reversed until the related inventory is sold or otherwise disposed. Our inventory reserves policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report and is incorporated herein by reference.

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

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative net loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets increased from $200.1 million at July 31, 2012, to $204.5 million at July 31, 2013. The increase in our valuation allowance compared to the prior year was primarily due to an increase in deferred tax assets associated with the current year taxable loss generated in various jurisdictions.

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

Valuation of Goodwill

In accordance with Topic 350, Intangibles—Goodwill and Other, to the FASB ASC (“ASC 350”), we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. We evaluated the implied fair value based on our market capitalization of our one reporting unit as compared to the carrying value of the net assets assigned to our reporting unit as of July 31, 2013 and July 31, 2012. As of those dates, the implied fair value of the goodwill of our reporting unit exceeded our carrying value of our net assets and therefore no impairment existed. As discussed in Note 2 to the Consolidated Financial Statements, there were no impairment conditions present during the year and therefore we did not conduct an interim impairment test.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, (“ASC 360”), we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of July 31, 2013 there were no indicators that required us to conduct a recoverability test at that date.

Product Warranty Costs

We provide standard warranty coverage on our systems, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. Our product warranty cost policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report and is incorporated herein by reference.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations data:

	Year End July 31,			Year End July 31,
	2013	2012	% Change	2012	2011	% Change
Net product sales	$117,997	$95,357	23.7%	$95,357	$207,831	(54.1)%
Net service sales	33,985	36,777	(7.6)	36,777	41,699	(11.8)

Net sales	151,982	132,134	15.0	132,134	249,530	(47.0)
Cost of sales	71,223	63,637	11.9	63,637	95,290	(33.2)

Gross profit	80,759	68,497	17.9	68,497	154,240	(55.6)
Engineering and product development expenses	52,314	49,864	4.9	49,864	52,697	(5.4)
Selling, general and administrative expenses	39,253	36,348	8.0	36,348	48,968	(25.8)
Amortization of purchased intangible assets	1,582	3,163	(50.0)	3,163	5,961	(46.9)
Restructuring	476	1,104	(56.9)	1,104	363	204.1

(Loss) income from operations	(12,866)	(21,982)	(41.5)	(21,982)	46,251	(147.5)
Other (expense) income:
Interest expense	(233)	(179)	30.2	(179)	(309)	(42.1)
Interest income	883	910	(3.0)	910	349	160.7
Other (expense) income, net	(186)	444	(141.9)	444	13,472	(96.7)

(Loss) income before income taxes	(12,402)	(20,807)	(40.4)	(20,807)	59,763	(134.8)
Benefit from income taxes	(275)	(938)	(70.7)	(938)	(315)	197.8

Net (loss) income	$(12,127)	$(19,869)	(39.0)%	$(19,869)	$60,078	(133.1)%

Net (loss) income per share:
Basic	$(0.25)	$(0.40)		$(0.40)	$1.22
Diluted	$(0.25)	$(0.40)		$(0.40)	$1.19
Weighted average common shares used in computing net (loss) income per share:
Basic	47,719	49,080		49,080	49,398
Diluted	47,719	49,080		49,080	50,415

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net sales:

	Percentage of Net Sales Year Ended July 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.9	48.2	38.2

Gross profit	53.1	51.8	61.8
Engineering and product development expenses	34.5	37.7	21.1
Selling, general and administrative expenses	25.8	27.5	19.6
Amortization of purchased intangible assets	1.0	2.4	2.4
Restructuring	0.3	0.8	0.1

(Loss) income from operations	(8.5)	(16.6)	18.6
Other (expense) income:
Interest expense	(0.2)	(0.1)	(0.1)
Interest income	0.6	0.7	0.1
Other (expense) income, net	(0.1)	0.3	5.4

(Loss) income before income taxes	(8.2)	(15.7)	24.0
Benefit from income taxes	(0.2)	(0.7)	(0.1)

Net (loss) income	(8.0)%	(15.0)%	24.1%

Fiscal 2013 Compared to Fiscal 2012

Net sales. Revenue from product sales increased in the year ended July 31, 2013 as compared to July 31, 2012 driven primarily by our continued dominant position in the RF Power Amplifier market space with the PAx tester, sales into the Automotive market with our X-Series testers, and by the ASSP and Microcontroller market segments which drove increased sales of the Diamondx tester, which was launched in fiscal 2012.

Service revenue decreased in the year ended July 31, 2013 as compared to July 31, 2012 primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower value service contracts based on the lower average selling price of the underlying testers.

Sales to our ten largest customers during each of the fiscal years ended July 31, 2013 and July 31, 2012 accounted for 70% and 68%, respectively, of revenues, representing a change in product mix and customer demand during those periods.

Geographically, sales to customers outside of the United States were 83% and 77% of net sales for the years ended July 31, 2013 and July 31, 2012, respectively. The increase in sales to customers outside of the United States was a result of the continued trend of our customers to manufacture and test their devices primarily in China, Philippines, Taiwan, and Malaysia.

For the year ended July 31, 2013, we recorded $0.9 million in sales of previously reserved inventory, as compared to $6.9 million in the prior year. We released reserves of $0.3 million and $2.0 million related to these sales for the years ended July 31, 2013 and July 31, 2012, respectively. The significant decrease year over year for sales of previously reserved inventory was primarily driven by lower demand for the upgrades of Sapphire product, which was discontinued as part our product roadmap decision in fiscal 2008.

Gross profit. The increase in gross profit for the twelve months ended July 31, 2013 as compared to the year ended July 31, 2012 was driven by higher revenue as well as a change in the product mix of sales to include certain higher margin testers.

Engineering and product development expenses. The increase in engineering and product development expenses for the year ended July 31, 2013 as compared to the year ended July 31, 2012 was due primarily to higher consulting fees and outside services, which are based on the timing of resources used for various engineering projects.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily due to $1.0 million higher legal and tax fees associated with our pending acquisition of the MT Business and ECT Business and $1.0 million higher distributor sales commissions based on higher revenue and higher through distributors sales in the year ended July 31, 2013 as compared to the year ended July 31, 2012.

Amortization of purchased intangible assets. The overall decrease follows accelerated amortization using the cash flows of certain intangible assets. The underlying intangible assets relate to developed technology and maintenance agreements.

Restructuring. During the year ended July 31, 2013, we paid the remaining severance and other post-employment obligations associated with our headcount reductions undertaken during the year ended July 31, 2012 in our global field service and application engineering groups. This activity also included the final recognition of stock based compensation (in accordance with the provisions of ASC 718) associated with outstanding equity awards that were included in the severance obligation and vested in accordance with the recipients’ severance agreements. During the year ended July 31, 2013, we reorganized our service organization, and moved certain printed circuit board repair functions and other roles from North American locations to subsidiary offices in Singapore and the Philippines. In connection with this reorganization, we also implemented headcount reductions, and incurred relocation costs. We recognized $0.4 million of severance and other post-employment obligations associated with these moves during our first quarter of fiscal 2013, of which less than $0.1 million remained to be paid as of July 31, 2013. We also recognized $0.1 million of facility related costs, all of which were paid during the year.

Interest expense. Interest expense for the year ended July 31, 2013 was composed primarily of accretion for the difference between the net present value and the estimated future value of our facility restructuring liability.

Interest income. Interest income remained approximately the same year over year due to minimal changes in the dollar amount or types of our marketable securities held within our portfolio.

Other (expense) income, net. Other (expense) income, net primarily includes the net impact of changes in foreign exchange gains and losses. Other (expense) income, net for the year ended July 31, 2013 includes approximately $0.2 million in unrealized loss from balance sheet revaluation of assets and liabilities denominated in Yen and Euro as compared to the year ended July 31, 2012 which did not include unrealized losses from the revaluation of Yen and Euro denominated assets and liabilities.

Benefit from income taxes. We recorded an income tax benefit for the years ended July 31, 2013 and 2012 primarily due to the release of reserves due to statute of limitation expirations offset by foreign tax expense associated with earnings generated in foreign jurisdictions.

As of July 31, 2013 and July 31, 2012, our liability for unrecognized income tax benefits was $6.8 million and $8.0 million, respectively. As of July 31, 2013 and July 31, 2012, unrecognized tax benefits of $3.2 million and $4.4 million, respectively, if recognized, would impact the effective income tax rate.

We expect to maintain a full valuation allowance on our United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing deferred tax assets. Until such time, we would not expect to recognize any significant income tax benefits in our results of operations.

Fiscal 2012 Compared to Fiscal 2011

Net sales. Net product sales decreased in the year ended July 31, 2012 as compared to July 31, 2011 due to sustained macro-economic pressures and lower tester utilization which lowers demand and reduce capital spending by customers for our products and services.

The decrease in service revenue for the year ended July 31, 2012 as compared to July 31, 2011 was primarily a result of increased reliability of our test equipment which reduces the demand for post-warranty service contracts, and lower value service contracts based on a lower average selling price of the underlying testers.

Sales to our ten largest customers accounted for 68% and 80% of revenues for the years ended July 31, 2012 and July 31, 2011, respectively, representing a change in product mix and a decrease in concentration for these top customers.

Geographically, sales to customers outside of the United States were 77% and 85% of net sales for the years ended July 31, 2012 and 2011, respectively. The decrease in sales to customers outside the United States was a result of decreased demand primarily in Philippines, Singapore, and Europe.

For the year ended July 31, 2012, we recorded $6.9 million in sales of previously reserved inventory, as compared to $20.4 million in the prior year. We released reserves of $2.0 million and $4.1 million related to these sales for the years ended July 31, 2012 and July 31, 2011, respectively. The significant decrease year over year for sales of previously reserved inventory was primarily driven by lower demand for upgrades of the Sapphire product, which was discontinued as part our product roadmap decision in fiscal 2008.

Gross profit. The decrease in gross profit for the twelve months ended July 31, 2012 as compared to 2011 was driven by a higher absorption rate of fixed costs of sales on lower revenue.

Engineering and product development expenses. The decrease in engineering and product development expenses for the year ended July 31, 2012 as compared to the year ended July 31, 2011 was due primarily to lower outside services, consulting fees and project costs which are based on the timing of resources used for various engineering projects.

Selling, general and administrative expenses. The decrease in selling, general, and administrative expenses was primarily due to $6.2 million lower profit sharing bonus in the year ended July 31, 2012 as compared to the year ended July 31, 2011, $4.9 million of merger related fees in the year ended July 31, 2011 that did not recur in the year ended July 31, 2012; as well as $2.1 million lower distributor sales commissions based on lower revenue in the year ended July 31, 2012.

Amortization of purchased intangible assets. The overall decrease follows accelerated amortization using the cash flows of certain intangible assets. The underlying intangible assets relate to developed technology and maintenance agreements.

Restructuring. For the year ended July 31, 2012, we reduced headcount in our global field service and applications engineering groups and exercised an early termination clause for one of our North America facility leases and vacated the facility. Consequently, we recorded a liability for severance costs and other post-employment benefits for headcount reductions, as well as for our remaining obligation under the lease, including a termination fee for triggering the early termination clause. The total restructuring expense recorded related to these actions was approximately $0.8 million. During the year ended July 31, 2012, we also recorded a charge of $0.3 million as a result of modifying sublease assumptions and changes in estimates in the liability associated with previously restructured facilities. For the year ended July 31, 2011, we recorded a charge of $0.4 million as a result of changing sublease assumptions and making adjustments to the liability for common area maintenance charges associated with previously restructured facilities.

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

Interest income. Investment income increased due to higher average marketable securities balances during the year ended July 31, 2012.

Other income, net. Other income, net, includes foreign exchange gains and losses. For the year ended July 31, 2011 other income, net also included a $15.0 million merger-related break-up fee from Verigy, which was partially offset by $1.3 million paid by us to our third party advisor for merger-related expenses.

Benefit from income taxes. We recorded an income tax benefit for the years ended July 31, 2012 and 2011 primarily due to the release of reserves due to statute of limitation expirations, legal entity dissolutions, as well as income tax refunds received.

As of July 31, 2012 and July 31, 2011, our liability for unrecognized income tax benefits was $8.0 million and $9.1 million, respectively. As of July 31, 2012 and July 31, 2011, unrecognized tax benefits of $4.4 million and $5.3 million, respectively, if recognized, would impact the effective income tax rate.

We expect to maintain a full valuation allowance on our United States deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing deferred tax assets. Until such time, we would not expect to recognize any significant income tax benefits in our results of operations.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the years ended July 31, 2013 and 2012:

	2013	2012
	(in millions)
Cash and cash equivalents and marketable securities at July 31, 2012	$137.2	$162.6
Repurchases of common stock	(9.2)	(9.5)
Purchases of property and equipment	(2.8)	(3.3)
Other cash uses	(0.8)	(12.6)

Cash and cash equivalents and marketable securities at July 31, 2013	$124.4	$137.2

Fiscal 2013 Compared to Fiscal 2012

As of July 31, 2013, we had $124.4 million in cash and cash equivalents and marketable securities and working capital of $147.4 million, as compared to $137.2 million of cash and cash equivalents and marketable securities and $163.6 million of net working capital at July 31, 2012. The decrease in cash and cash equivalents and marketable securities was primarily due to repurchases of common stock of $9.2 million and purchases of property and equipment of $2.8 million.

Accounts receivable from trade customers, net of allowances, was $28.1 million at July 31, 2013, as compared to $31.2 million at July 31, 2012. The $3.1 million decrease in accounts receivable was primarily due to a corresponding decrease in net sales and continued timely collections from trade customers.

Purchases of property and equipment totaled $2.8 million for the year ended July 31, 2013, as compared to $3.3 million for the year ended July 31, 2012. Expenditures for the year ended July 31, 2013 and 2012 were composed primarily of testers for use in engineering and product development and tester spare parts to support post-warranty support contracts.

Net cash provided by operating activities for the year ended July 31, 2013 was $1.5 million as compared to net cash used in operating activities of $9.5 million for the year ended July 31, 2012. The net cash provided by operating activities for the year ended July 31, 2013 was primarily related to our net loss of $12.1 million, adjusted for non-cash items, principally depreciation and amortization, restructuring, and stock-based compensation, of $13.8 million, offset by an increase in net working capital of $0.2 million. The net cash used in operating activities for the year ended July 31, 2012 was primarily related to our net loss of $19.9 million, adjusted for non-cash items, principally depreciation and amortization, restructuring, and stock-based compensation, of $18.2 million, offset by an increase in net working capital of $7.8 million.

Net cash provided by investing activities for the year ended July 31, 2013 was $6.7 million as compared to net cash used in investing activities of $73.7 million for the year ended July 31, 2012. The net cash provided by investing activities for the year ended July 31, 2013 was primarily related to $75.2 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities, offset by $66.7 million in purchases of available-for-sale securities, $4.8 million in purchases of held-to-maturity securities, and $2.8 million in purchases of property and equipment . The net cash used in investing activities for the year ended July 31, 2012 was primarily related to $128.9 million in purchases of available-for-sale securities, $10.7 million in purchases of held-to-maturity securities, and $3.3 million in purchases of property and equipment, offset by $63.4 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities.

Net cash used in financing activities for the year ended July 31, 2013 was $9.6 million as compared to net cash used in financing activities of $9.9 million for the year ended July 31, 2012. The net cash used in financing activities for the year ended July 31, 2013 was primarily related to stock repurchases of $9.2 million and payments of tax withholdings for vested RSUs of $1.1 million, offset by proceeds from the employee stock purchase plan of $0.8 million. The net cash used in financing activities for the year ended July 31, 2012 was primarily related to stock repurchases of $9.5 million and payments of tax withholdings for RSUs of $1.1 million, offset by proceeds from the employee stock purchase plan of $0.8 million.

We believe our cash, cash equivalents and marketable securities balance of $124.4 million as of July 31, 2013 will be sufficient to meet working capital and expenditures needs for at least the next twelve months. In addition, the amount of cash, cash equivalents and marketable securities in the U.S. and our results of operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. Inflation has not had a significant long-term impact on our revenue or earnings.

Fiscal 2012 Compared to Fiscal 2011

As of July 31, 2012, we had $137.2 million in cash and cash equivalents and marketable securities and working capital of $163.6 million, as compared to $162.6 million of cash and cash equivalents and marketable securities and $185.7 million of working capital at July 31, 2011. The decrease in cash and cash equivalents and marketable securities was primarily due to operating cash needs and stock repurchases of $9.5 million.

Accounts receivable from trade customers, net of allowances, was $31.2 million at July 31, 2012, as compared to $42.6 million at July 31, 2011. The $11.4 million decrease in accounts receivable was primarily due to reduced revenue and continued timely customer collections. The allowance for doubtful accounts was less than $0.1 million or 0.1% of gross trade accounts receivable at July 31, 2012 and 2011, respectively.

Purchases of property and equipment totaled $3.3 million for the year ended July 31, 2012, as compared to $6.8 million for the year ended July 31, 2011. Expenditures for the year ended July 31, 2012 and 2011 were composed primarily of testers for use in engineering and product development and tester spare parts to support post-warranty support contracts.

Net cash used in operating activities for the year ended July 31, 2012 was $9.5 million as compared to net cash provided by operating activities of $77.1 million for the year ended July 31, 2011. The net cash used in operating activities for the year ended July 31, 2012 was primarily related to our net loss of $19.9 million, adjusted for non-cash items, principally depreciation and amortization, restructuring, and stock-based compensation, of $18.2 million, and an increase in working capital of $7.8 million. The net cash provided by operating activities for the year ended July 31, 2011 was primarily related to our net income of $60.1 million, adjusted for non-cash items, principally depreciation and amortization and stock-based compensation, of $23.5 million, offset by an increase in working capital of $6.5 million.

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

Net cash used in financing activities for the year ended July 31, 2012 was $9.9 million as compared to net cash used in financing activities of $1.0 million for the year ended July 31, 2011. The net cash used in financing activities for the year ended July 31, 2012 was primarily related to repurchases of common stock of $9.5 million and payments of tax withholdings for vested RSUs of $1.1 million, offset by proceeds from the employee stock purchase plan of $0.8 million. The net cash used in financing activities for the year ended July 31, 2011 was primarily related to payments made on our convertible senior subordinated notes of $0.9 million, payments of tax withholdings for vested RSUs of $0.8 million, offset by proceeds from the employee stock purchase plan of $0.7 million.

Stock Repurchases

On September 15, 2011, we announced that our board of directors authorized a stock repurchase program for up to $25 million. Under this program, our board of directors authorized us to repurchase shares of our common stock from time to time in open market transactions. We determine the timing and amount of the transaction based on our evaluation of market conditions and other factors. We may suspend or discontinue the repurchase program at any time and the program has no expiration date. During the three months ended July 31, 2013, we did not repurchase any shares under this program.

As of July 31, 2013, we had repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million, since the inception of the program on September 15, 2011.

Commitments and Contingencies

Our major outstanding contractual obligations are related to our operating leases for our rental properties and other equipment, and inventory purchase commitments.

The aggregate outstanding amount of our contractual obligations was $36.4 million as of July 31, 2013. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

We have approximately $14.8 million of non-cancelable inventory commitments with our outsource suppliers as of July 31, 2013. Included in the non-cancelable inventory commitments is approximately $8.5 million related to our consolidation of outsource manufacturing activities with Jabil Circuit. We expect to consume this inventory through normal operating activity.

The following summarizes our contractual obligations at July 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods:

	Fiscal year-end
	Total	2014	2015 – 2016	2017 – 2018	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$21,664	$5,468	$9,011	$3,580	$3,605
Inventory commitments	14,778	14,778	—	—	—

Total Contractual Obligations	$36,442	$20,246	$9,011	$3,580	$3,605

We also expect to invest approximately $5.0 million in capital expenditures in fiscal 2014.

Off-Balance Sheet Arrangements

As of July 31, 2013 and July 31, 2012, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in currency exchange rates. As currency exchange rates fluctuate, translation of the statements of financial condition and statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in currency exchange rates on our statements of financial condition and results of operations has not been material. Substantially all of our revenues are invoiced and collected in U.S. dollars. Our trade receivables result primarily from sales to semiconductor manufacturers located in North America, Asia, and Europe. In fiscal 2013, our revenues derived from sales outside the United States constituted 82.9% of our total revenues. Accounts receivable in currencies other than U.S. dollars composed 2.3% of the trade accounts receivable at July 31, 2013. Receivables generally are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars composed 3.0% of accounts payable at July 31, 2013.

Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Interest Rate Risk

As of the date of this filing we have no amounts outstanding under any credit facility or debt obligation or any interest rate risk sensitive instruments. We may from time to time have other outstanding short-term and long-term borrowings with variable interest rates.

Item 8.	Financial Statements and Supplementary Data

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$28,235	$29,446
Marketable securities	96,159	107,728
Accounts receivable—trade, net of allowances of $0 and $39, respectively	28,102	31,182
Accounts receivable—other	963	740
Inventories, net	29,139	28,850
Prepaid expenses and other current assets	2,497	3,440

Total current assets	185,095	201,386
Property and equipment, net	16,647	18,229
Intangible assets, net	1,571	3,153
Goodwill	43,030	43,030
Other assets	1,258	1,270

Total assets	$247,601	$267,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,266	$12,734
Deferred revenues	5,084	5,347
Other accrued expenses	19,352	19,736

Total current liabilities	37,702	37,817
Other long-term liabilities	11,402	13,547
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.05 par value:
150,000,000 shares authorized; 47,688,410 and 48,607,228 shares issued and outstanding in 2013 and 2012, respectively	2,384	2,430
Additional paid-in capital	746,020	750,760
Accumulated other comprehensive (loss) income	(64)	230
Accumulated deficit	(549,843)	(537,716)

Total stockholders’ equity	198,497	215,704

Total liabilities and stockholders’ equity	$247,601	$267,068

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

	Year ended July 31,
	2013	2012	2011
Net product sales	$117,997	$95,357	$207,831
Net service sales	33,985	36,777	41,699

Net sales	151,982	132,134	249,530
Cost of sales	71,223	63,637	95,290

Gross profit	80,759	68,497	154,240
Engineering and product development expenses	52,314	49,864	52,697
Selling, general and administrative expenses	39,253	36,348	48,968
Amortization of purchased intangible assets	1,582	3,163	5,961
Restructuring	476	1,104	363

(Loss) income from operations	(12,866)	(21,982)	46,251
Other (expense) income:
Interest expense	(233)	(179)	(309)
Interest income	883	910	349
Other (expense) income, net	(186)	444	13,472

(Loss) income before income taxes	(12,402)	(20,807)	59,763
Benefit from income taxes	(275)	(938)	(315)

Net (loss) income	$(12,127)	$(19,869)	$60,078

Net (loss) income per share:
Basic	$(0.25)	$(0.40)	$1.22
Diluted	$(0.25)	$(0.40)	$1.19
Weighted-average common shares used in computing net (loss) income per share:
Basic	47,719	49,080	49,398
Diluted	47,719	49,080	50,415
Comprehensive (loss) income:
Net (loss) income	$(12,127)	$(19,869)	$60,078
Unrealized gain (loss) on marketable securities	(294)	189	5

Comprehensive (loss) income	$(12,421)	$(19,680)	$60,083

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid–In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (#)	Amount ($)
Balance at July 31, 2010	49,051,312	$2,453	$752,188	$36	$(577,925)	$176,752
Vesting of stock based awards, net of shares withheld for taxes	416,804	20	2,973	—	—	2,993
Stock option exercises	37,985	2	211	—	—	213
Issuance of shares under employees’ stock purchase plan	101,122	5	674	—	—	679
Unrealized gain on marketable securities	—	—	—	5	—	5
Net income	—	—	—	—	60,078	60,078

Balance at July 31, 2011	49,607,223	2,480	756,046	41	(517,847)	240,720
Vesting of stock based awards, net of shares withheld for taxes	485,456	24	3,268	—	—	3,292
Stock option exercises	20,046	1	116	—	—	117
Repurchases of common stock	(1,652,394)	(82)	(9,443)	—	—	(9,525)
Issuance of shares under employees’ stock purchase plan	146,897	7	773	—	—	780
Unrealized gain on marketable securities	—	—	—	189	—	189
Net loss	—	—	—	—	(19,869)	(19,869)

Balance at July 31, 2012	48,607,228	2,430	750,760	230	(537,716)	215,704
Vesting of stock based awards, net of shares withheld for taxes	555,433	28	3,577	—	—	3,605
Stock option exercises	2,449	—	13	—	—	13
Repurchases of common stock	(1,642,272)	(82)	(9,126)	—	—	(9,208)
Issuance of shares under employees’ stock purchase plan	165,572	8	796	—	—	804
Unrealized loss on marketable securities	—	—	—	(294)	—	(294)
Net loss	—	—	—	—	(12,127)	(12,127)

Balance at July 31, 2013	47,688,410	$2,384	$746,020	$(64)	$(549,843)	$198,497

The accompanying notes are an integral part of these consolidated financial statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(12,127)	$(19,869)	$60,078
Add (deduct) non-cash items:
Stock-based compensation	4,717	4,449	3,905
Depreciation and amortization	8,044	10,917	17,655
Restructuring	476	1,104	363
Loss on disposal of property and equipment	157	50	54
Other non-cash items	428	1,636	1,910
Changes in operating assets and liabilities:
Accounts receivable	2,906	10,613	3,618
Inventories	(3,046)	(9,377)	(839)
Prepaid expenses	1,245	568	490
Other assets	—	62	(536)
Accounts payable	532	(2,498)	(1,407)
Accrued expenses	(1,540)	(6,921)	(5,455)
Deferred revenues	(264)	(242)	(2,728)

Net cash provided by (used in) operating activities	1,528	(9,508)	77,108

Cash Flows from Investing Activities:
Purchases of property and equipment	(2,769)	(3,328)	(6,769)
Purchases of held-to-maturity securities	(4,842)	(10,678)	(3,995)
Purchases of available-for-sale securities	(66,725)	(128,864)	(49,418)
Proceeds from sales and maturities of held-to-maturity securities	5,800	5,750	1,100
Proceeds from sales and maturities of available-for-sale securities	75,220	63,413	30,661

Net cash provided by (used in) investing activities	6,684	(73,707)	(28,421)

Cash Flows from Financing Activities:
Repurchases of common stock	(9,208)	(9,525)	—
Proceeds from employees’ stock purchase plan	804	780	679
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,146)	(1,124)	(832)
Payments of convertible senior subordinated notes	—	—	(876)

Net cash used in financing activities	(9,550)	(9,869)	(1,029)

Effect of exchange rate changes on cash and cash equivalents	127	(668)	562

Net (decrease) increase in cash and cash equivalents	(1,211)	(93,752)	48,220
Cash and cash equivalents at beginning of year	29,446	123,198	74,978

Cash and cash equivalents at end of year	$28,235	$29,446	$123,198

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue based on guidance provided in Topic 605, Revenue Recognition, to the FASB ASC (“ASC 605”) and Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

Revenue related to equipment sales is recognized when: (a) the Company has a written sales agreement; (b) delivery has occurred or service has been rendered; (c) the price is fixed or determinable; (d) collectability is reasonably assured; (e) the product delivered is a standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, and (5) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The arrangement consideration, or the amount of revenue to be recognized on each separate unit of accounting, is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.

Revenue related to spare parts is recognized on shipment.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	As of July 31,
	2013	2012
	(in thousands)
Material and purchased components	$15,379	$13,811
Work-in-process	2,887	3,045
Finished testers, including inventory consigned to customers	10,873	11,994

Total inventories	$29,139	$28,850

Of the $29.1 million inventory balance at July 31, 2013, $19.1 million consists primarily of materials and components and some finished testers to support current requirements for X-Series, ASL and Diamond products, $7.7 million consists of evaluation inventory at customers, and $2.2 million consists of “last time buy” custom components primarily for ASL products. In addition, the Company had $0.1 million of deferred inventory costs related to shipment of inventory where revenue recognition is subject to customer-specific product acceptance and such product had not been accepted by July 31, 2013. If actual demand for the Company’s products deteriorates or market conditions are less favorable than those that the Company projects, additional inventory reserves may be required.

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: forecasted sales or usage, estimated product end of life dates, estimated current and future market value and new product introductions. Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value.

As of July 31, 2013 and July 31, 2012, inventory is stated net of inventory reserves of $41.8 million and $42.4 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows sales of previously reserved inventory and the inventory reserves released for these sales for the fiscal years ended 2013, 2013, and 2011:

	Fiscal Year Ended July 31,
	2013	2012	2011
	(in thousands)
Sales of previously reserved inventory	$869	$6,859	$20,437
Inventory reserves released for these sales	300	2,035	4,122

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles—Goodwill and Other, to the FASB ASC (“ASC 350”), the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The Company evaluated the implied fair value based on the Company’s market capitalization of its one reporting unit as compared to the carrying value of the net assets assigned to its reporting unit as of July 31, 2013 and July 31, 2012. As of those dates, the fair value of the reporting unit exceeded the Company’s carrying value of its net assets and therefore no impairment existed.

The Company’s goodwill consists of the following:

Goodwill	July 31, 2013	July 31, 2012
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

Intangible assets, all of which relate to the Credence merger, consist of the following:

		As of July 31, 2013
		(in thousands)
Description	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Trade names	1.0	$300	$300	$—
Distributor relationships	2.0	2,800	2,800	—
Key customer relationships	3.0	8,500	8,500	—
Developed technology—ASL	6.0	16,000	15,737	263
Developed technology—Diamond	9.0	9,400	8,906	494
Maintenance agreements	7.0	1,900	1,086	814

Total intangible assets		$38,900	$37,329	$1,571

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 1.5 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
2014	$769
2015	396
2016	321
2017	85
Thereafter	—

Total	$1,571

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether possible impairment losses exist on long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company reevaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference between the impaired asset’s carrying value and its fair value. During the year ended July 31, 2013, there were no indicators that required the Company to conduct a recoverability test; therefore, the Company did not recognize an impairment loss during the year ended July 31, 2013.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Codification (FASB ASC). The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other income, net, and were not significant for the years ended July 31, 2013, 2012, or 2011.

Product Warranty Costs

The Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company offers a one or two year warranty for all of its products, the terms and conditions of which are based on the product sold and the customer. For all products sold, the Company accrues a liability for the estimated cost of standard warranty at the time of shipment. Factors that impact the warranty liability include the number of installed products, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts amounts as necessary.

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC, for the years ended July 31, 2013 and 2012:

Product Warranty Activity	2013	2012
	(in thousands)
Balance at beginning of period	$1,672	$2,281
Warranty expenditures for current period	(3,866)	(3,297)
Changes in liability related to pre-existing warranties	(52)	12
Provision for warranty costs in the period	3,463	2,676

Balance at end of period	$1,217	$1,672

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

During the fiscal year ended July 31, 2012, the Company settled its foreign currency forward contract. Therefore, there are no foreign currency contracts outstanding as of July 31, 2013.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and typically have a contractual maturity of ninety days or less. A majority of the Company’s trade receivables are derived from sales

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Engineering and Product Development Costs

The Company expenses all engineering and product development costs as incurred. Expenses relating to certain software development costs, subject to capitalization in accordance with the Topic 985, Software, to the FASB ASC, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were $2.7 million, $3.4 million, and $4.1 million for fiscal years ended July 31, 2013, 2012, and 2011, respectively.

Income Taxes

The benefit from income taxes was primarily due to the release of reserves due to statute of limitation expirations offset by foreign tax expense associated with earnings generated in foreign jurisdictions.

The Company recorded an income tax benefit of $0.3 million for the twelve months ended July 31, 2013, primarily due to the release of reserves related to statute of limitation expirations and foreign tax on earnings generated in foreign jurisdictions. For the twelve months ended July 31, 2012, the Company recorded an income tax benefit of $0.9 million, primarily due to the release of reserves related to statute of limitation expirations and legal entity dissolutions.

As of July 31, 2013 and July 31, 2012, the total unrecognized income tax benefits were $6.8 million and $8.0 million, respectively, of which $3.2 million and $4.4 million, respectively, if recognized, would impact the Company’s income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of July 31, 2013 and July 31, 2012, the Company had accrued approximately $0.9 million and $1.0 million, respectively, for potential payment of accrued interest and penalties.

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Singapore, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years prior to 1998.

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

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under various stock-based compensation plans, including the 2010 Stock Plan (“2010 Plan”), 2004 Stock Plan (“2004 Plan”), 2001 Stock Plan (“2001 Plan”), 1999 Stock Plan (“1999 Plan”), and 1993 Stock Plan (“1993 Plan”). In addition, the Company assumed the StepTech, Inc. Stock Option Plan (the “STI 2000 Plan”) as part of its acquisition of StepTech, Inc. (“StepTech”) and the Credence 2005 Stock Incentive Plan (the “Credence 2005 Plan”) with its acquisition of Credence. The Company can only grant awards from the 2010 Plan.

During the fiscal year ended July 31, 2013, the Company granted 895,900 Restricted Stock Units (“RSUs”) to certain executives, directors and employees, with time-based vesting terms ranging from one to four years. Of these, 390,000 RSUs were granted to executives.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation, to the FASB ASC (“ASC 718”). Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award.

For the years ended July 31, 2013, 2012, and 2011, the Company recorded stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2013	2012	2011
	(in thousands)
Cost of sales	$148	$123	$165
Engineering and product development expenses	611	533	891
Selling, general and administrative expenses	3,958	3,793	2,849

Total stock-based compensation expense	$4,717	$4,449	$3,905

As of July 31, 2013, there was approximately $8.3 million of unrecognized stock-based compensation expense related to share-based equity grants to employees that is expected to be recognized over the next 3.6 years.

Net (loss) income per Share

Basic net (loss) income per common share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the maximum dilution that would have resulted from the assumed exercise

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and share repurchase related to dilutive stock options and RSUs, and is computed by dividing net (loss) income by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted net (loss) income per share is as follows:

	Fiscal Year Ended July 31,
	2013	2012	2011
	(in thousands, except per share data)
Net (loss) income	$(12,127)	$(19,869)	$60,078
Basic EPS
Weighted average shares outstanding—basic	47,719	49,080	49,398
Basic EPS	$(0.25)	$(0.40)	$1.22
Diluted EPS
Weighted average shares outstanding—basic	47,719	49,080	49,398
Plus: impact of stock options and unvested restricted stock units	—	—	1,017

Weighted average shares outstanding—diluted	47,719	49,080	50,415

Diluted EPS	$(0.25)	$(0.40)	$1.19

For the years ended July 31, 2013, 2012 and 2011, options to purchase approximately 1.0 million, 1.2 million, and 1.5 million shares, respectively, of common stock were not included in the calculation of diluted EPS because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. In accordance with the contingently issuable shares guidance of the FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net (loss) income per share excludes 2.0 million, 1.8 million, and 0 RSUs for the years ended July 31, 2013, 2012, and 2011, respectively, as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash, money market accounts and reverse repurchase agreements. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with Topic 320, Investments—Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper that it considers to be held to maturity, based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
July 31, 2013
Due in less than one year	$56,222
Due in 1 to 3 years	39,937

Total marketable securities	$96,159

Total Amount
(in thousands)
July 31, 2012
Due in less than one year	$69,044
Due in 1 to 3 years	38,684

Total marketable securities	$107,728

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2013
Corporate (a)	$52,669	$52,241
Government	15,656	15,627
Mortgage-Backed	6,381	6,390
Asset-Backed	21,453	21,449

Total	$96,159	$95,707

	Market Value	Amortized Cost
	(in thousands)
July 31, 2012
Corporate (a)	$53,012	$52,553
Government	17,148	17,078
Mortgage-Backed	6,351	6,305
Asset-Backed	31,217	31,062

Total	$107,728	$106,998

(a)	Included in the above figures is $2,853 and $2,797 of market value and amortized cost related to the Company’s held to maturity investments as of July 31, 2013 and 2012, respectively.

Realized gains, losses and interest income are included in interest income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. The Company analyzes its securities portfolio for other-than-temporary impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other-than-temporary impairment losses recorded in the twelve months ended July 31, 2013, 2012, or 2011.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes marketable securities and related unrealized gains and losses as of July 31, 2013 and 2012:

July 31, 2013	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$21,842	$(80)
Securities > 12 months unrealized losses	21,983	(98)
Securities < 12 months unrealized gains	34,380	54
Securities > 12 months unrealized gains	17,954	60

Total	$96,159	$(64)

July 31, 2012	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$14,727	$(27)
Securities > 12 months unrealized losses	7,313	(22)
Securities < 12 months unrealized gains	54,317	80
Securities > 12 months unrealized gains	31,371	199

Total	$107,728	$230

Interest income and realized gains and losses from sales of marketable securities, included in interest income in the Statement of Operations, are as follows:

	Year Ended July 31,
	2013	2012	2011
	(in thousands)
Interest income on marketable securities	$2,483	$2,637	$895
Realized gain (loss) from sales of securities	96	(14)	(12)

Total	$2,579	$2,623	$883

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

Concentration of Credit and Supplier Risk

	Year Ended July 31,
	2013	2012	2011
	(in millions except %’s)
Revenue from top ten customers	70%	68%	80%
Accounts receivable from the same top ten customers	$21.2	$22.8	$35.3
Sales to customers outside the United States	$126.0	$101.6	$212.3

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company periodically reviews these investments to evaluate and minimize credit risk. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain letters of credit on sales to certain foreign customers. There were no write-offs of accounts receivable during the fiscal years ended July 31, 2013, 2012, or 2011.

The Company outsources certain components and subassemblies for our test equipment to contract manufacturers other than its sole source supplier manufacturer. The Company’s products incorporate standard components and prefabricated parts manufactured to its specifications. These components and subassemblies are used to produce testers in configurations specified by its customers. Some of the standard components for the Company’s products are available from a number of different suppliers; however, many such standard components are purchased from a single supplier or a limited group of suppliers. Although the Company believes that all single sourced components currently are available in adequate amounts, shortages or delivery delays may develop in the future. The Company is dependent on certain semiconductor device manufacturers, who are sole source suppliers of custom components for its products. The Company has no written supply agreements with these sole source suppliers and purchases its custom components through individual purchase orders. The Company continuously evaluates alternative sources for the manufacture of our custom components and the supply of our standard components; however, such alternative sources may not meet its required qualifications or have capacity that is available to the Company.

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

	As of July 31,		Estimated Useful Lives
	2013	2012
	(in thousands)		(in years)
Equipment spares	$58,461	$57,841	5 or 7
Machinery, equipment and internally manufactured systems	34,587	38,067	3-7
Office furniture and equipment	2,014	3,885	3-7
Purchased software	488	2,870	3
Land	2,524	2,524	—
Leasehold improvements	6,983	6,187	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	105,057	111,374
Accumulated depreciation and amortization	(88,410)	(93,145)

Property and equipment, net	$16,647	$18,229

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense was $6.5 million, $7.8 million, and $11.6 million for the years ended July 31, 2013, 2012, and 2011, respectively.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this amended standard.

3. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	July 31,
	2013	2012
	(in thousands)
Accrued compensation	$7,538	$7,059
Accrued vendor liability	2,153	2,373
Accrued professional fees	2,043	835
Warranty reserve	1,217	1,672
Accrued income, and other taxes	1,115	931
Accrued restructuring	1,037	1,502
Other accrued expenses	4,249	5,364

Total accrued expenses	$19,352	$19,736

4. LONG TERM DEBT

Convertible Senior Subordinated Notes Due 2011

In the year ended July 31, 2010, the Company repurchased $33.1 million of its 3.5% Convertible Senior Subordinated Notes due May 2011 (the “2011 Notes”) at a discount to their par value for net cash consideration of $31.6 million. The Company accounted for the repurchase of the notes as an extinguishment of debt in accordance with FASB ASC Topic 860, Transfers and Servicing and recorded a net gain on extinguishment of debt of $0.9 million in the twelve months ended July 31, 2010.

On May 15, 2011, at maturity of the 2011 Notes, the Company repaid the outstanding principal of the Notes, together with accrued and unpaid interest thereon, and a maturity premium equal to 7.5% of such principal. As a result, as of July 31, 2013 and 2012, the Company had no 2011 Notes outstanding.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INCOME TAXES

The components of income (loss) before income taxes and the benefit from income taxes consist of the following:

	Fiscal Year Ended July 31,
	2013	2012	2011
	(in thousands)
Income (loss) before income taxes
U.S.	$(15,388)	$(22,857)	$73,666
Foreign	2,986	2,050	(13,903)

Income (loss) before income taxes	$(12,402)	$(20,807)	$59,763

Provision for (benefit from) income taxes:
Current:
Federal	$—	$—	$(405)
State	—	—	(17)
Foreign	(275)	(938)	107

Total Current	$(275)	$(938)	$(315)

Deferred
Foreign	—	—	—

Total Deferred	—	—	—

Total benefit from income taxes	$(275)	$(938)	$(315)

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended July 31,
	2013	2012	2011
U.S. federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance/utilization of net operating loss carryforwards	(37.76)	(34.11)	(34.68)
Tax credits	—	—	(0.67)
Change in uncertain tax positions	7.16	4.99	0.09
Other	(2.18)	(1.37)	(0.26)

Effective tax rate	2.22%	4.51%	(0.52)%

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The temporary differences and carryforwards that created the deferred tax assets and liabilities as of July 31, 2013, and 2012 are as follows:

	As of July 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$144,399	$137,984
Capital loss carryforwards	393	757
Tax credits	26,965	24,998
Inventory valuation reserves	20,694	21,336
Deferred revenue	648	2,677
Fixed assets and spares	14	—
Other	13,018	13,909

Total deferred tax assets	206,131	201,661
Valuation allowance	(204,484)	(200,103)

Net deferred tax assets	$1,647	$1,558

Deferred tax liabilities:
Intangibles	$—	$(99)
Fixed assets and spares	(1,212)	(605)
Prepaid expenses	(22)	(28)
Other	(413)	(826)

Total deferred tax liabilities	(1,647)	(1,558)

Net deferred tax assets (liabilities)	$—	$—

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside of the U.S. and on which no U.S. taxes have been provided are approximately $0.1 million and $0.2 million as of July 31, 2013 and 2012. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be minimal.

Compliance with section 10-30 of FASB ASC Topic 740, Income Taxes, requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. Because of the cumulative net loss position of the Company and the uncertainty of the timing of profitability in future periods, the Company determined that a valuation allowance against its net deferred tax assets is appropriate as the Company determined it would be more likely than not unable to realize its deferred tax assets. The valuation allowance totaled $204.5 million and $200.1 million as of July 31, 2013 and 2012, respectively. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in deferred tax assets associated with the current year taxable loss generated in various jurisdictions.

As of July 31, 2013, the Company had federal net operating loss carryforwards of $356.4 million, which expire from 2017 to 2033, federal tax credit carryforwards, including research and development and foreign tax credits, of $6.9 million which expire from 2018 to 2033, state net operating loss carryforwards of $247.2 million, which expire from 2014 to 2033, and state tax credits and carryforwards of $33.4 million, of which the majority have an indefinite credit carryforward period. The remaining state tax credit carryforwards begin expiring in 2014 to 2028. The Company also has foreign net operating loss carryforwards of approximately $16.1 million in various foreign jurisdictions.

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

As a result of the merger with Credence Systems Corporation on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use the operating and acquired net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million, which, based on the currently enacted federal carryforward period, limits the amount of net operating losses able to be used to approximately $202.0 million as of July 31, 2013. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

A summary of the Company’s adjustments to its uncertain tax positions in the fiscal years ended July 31, 2013 and 2012 is as follows:

	July 31, 2013	July 31, 2012
	(in thousands)
Balance at beginning of year	$8,009	$9,094
Decrease for uncertain tax positions related to the current year	(242)	(195)
Decrease for uncertain tax positions related to prior years	(54)	(385)
Decreases for settlements with applicable taxing authorities	—	—
Decreases for lapses of statutes of limitations	(925)	(505)

Balance at end of year	$6,788	$8,009

As of July 31, 2013 and 2012, the Company’s unrecognized tax benefits were $6.8 million and $8.0 million, respectively, of which $3.2 million and $4.4 million, respectively, if recognized, would impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has accrued a total of $0.9 million and $1.0 million, respectively, for the potential payment of interest and penalties at July 31, 2013 and July 31, 2012. The Company does not anticipate the amount of the reserve for uncertain tax positions that will be reduced over the next 12 month period will be material as the Company settles disputed items with the appropriate taxing authorities.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions, which are subject to potential examination by tax authorities. With few exceptions, the Company’s 1998 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss carryforwards.

Net cash paid for income taxes during the year ended July 31, 2013 and July 31, 2012 was approximately $0.2 million and $0.1 million, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its board of directors authorized a stock repurchase program for up to $25 million. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company determines the timing and amount of the transaction based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. As of July 31, 2013, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

Reserved Unissued Shares

At July 31, 2013 and July 31, 2012, the Company had reserved 8,866,509 and 8,916,747 of unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan.

7. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s Stock Option Plans, at July 31, 2013, 5,234,379 shares were available for future grant under the 2010 Plan. No shares were available for future grant under any of the other Company Stock Option Plans. The Company’s general practice has been to issue new shares upon the exercise of stock options or vesting of RSUs.

For the fiscal years ended July 31, 2013, 2012 and 2011 the Company’s stock option activity is as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	1,242,471	$21.87	1,739,275	$25.04	2,371,252	$29.79
Exercised	(2,449)	5.55	(20,046)	5.77	(37,985)	5.62
Forfeited	(289,468)	18.71	(476,758)	34.09	(593,992)	45.31

Options outstanding, end of year	950,554	$22.88	1,242,471	$21.87	1,739,275	$25.04

Options exercisable	950,554	$22.88	1,242,471	$21.87	1,701,971	$25.45

The intrinsic value of options exercised during the years ended July 31, 2013, 2012 and 2011 was $1,307, $26,160, and, $111,814, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2013, the status of the Company’s outstanding and exercisable stock options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding (#)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price ($)	Number Exercisable (#)	Weighted Average Exercise Price ($)
$ 0.00 – 13.88	271,735	3.75	$8.27	271,735	$8.27
13.90 – 26.81	394,350	1.52	19.11	394,350	19.11
27.82 – 41.49	666	0.60	40.92	666	40.92
41.50 – 54.75	281,942	0.15	41.89	281,942	41.89
54.76 – 68.58	1,270	0.61	62.54	1,270	62.54
68.59 – 83.22	591	0.25	82.14	591	82.14

	950,554	1.75	$22.88	950,554	$22.88

Intrinsic value at July 31, 2013	$31,641			$31,641

Restricted Stock Units (“RSUs”)

During the fiscal year ended July 31, 2013, the Company granted 895,900 RSUs to certain executives, directors and employees, with time-based vesting terms ranging from one to four years. Of these, 390,000 RSUs were granted to executives.

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

For the fiscal years ended July 31, 2013, 2012, and 2011 the status of the Company’s outstanding RSUs is as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of year	1,848,598	$5.81	1,678,108	$5.64	1,490,232	$5.24
Granted	895,900	5.82	939,600	6.04	784,450	6.80
Vested	(754,556)	5.39	(702,277)	5.74	(585,492)	6.24
Forfeited	(21,252)	5.54	(66,833)	5.45	(11,082)	3.36

RSUs outstanding, end of year	1,968,690	$5.98	1,848,598	$5.81	1,678,108	$5.64

The fair value of RSUs vested during the years ended July 31, 2013, 2012, and 2011 was $4.1 million, $4.0 million, and $3.6 million, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

In December 2003, the shareholders approved an employee stock purchase plan, which was subsequently amended in September 2005, July 2009 and October 2012 (“2004 ESPP”). Under the 2004 ESPP, as amended, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the price of the Company’s common stock on the last business day of a six-month offering period. The 2004 ESPP limited the number of shares that can be issued over the term of the plan to eligible employees to 400,000 shares, and the July 2009 amendment increased the number of shares that may be issued by an additional 400,000 shares. An October 2012 amendment increased the number of shares that may be issued by an additional 800,000 shares. In fiscal years 2013, 2012, and 2011, the total number of shares issued under the 2004 ESPP were 165,572, 146,897, and 101,122, respectively. As of July 31, 2013, there are 712,886 shares available for issuance under the 2004 ESPP.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, whereby a percentage of pretax profits are distributed quarterly to all eligible non-executive employees. Under the Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $0.1 million, $0.1 million, and $3.7 million for the years ended July 31, 2013, 2012, and 2011 respectively.

The Company has an Executive Profit Sharing Plan pursuant to which the Company’s executives are eligible to receive cash awards based on the Company’s achievement of certain profitability milestones. Executive employees included in this plan are excluded from the Profit Sharing Bonus Plan. Under the Executive Profit Sharing Plan, the Company recorded profit sharing expense of approximately $2.5 million for the year ended July 31, 2011. There was no executive profit sharing expense for the fiscal years ended July 31, 2013 and 2012.

The Company maintains a 401(k) Growth and Investment Plan (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches 50% of employees’ first 6% of voluntary contributions. Company contributions vest at a rate of 20% per year and employees are 100% vested after 5 years of service. The Company funded the match with a contribution of $1.1 million for each the fiscal years ended July 31, 2013, 2012, and 2011, respectively.

8. INDUSTRY AND GEOGRAPHIC AND SIGNIFICANT CUSTOMER SEGMENT INFORMATION

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s sales to top ten customers for the twelve months ended July 31, 2013, 2012, and 2011, along with the accounts receivable for the same customers at July 31, 2013, 2012, and 2011, are summarized as follows:

	Year Ended July 31,
	2013	2012	2011
Net sales to the top ten customers	70%	68%	80%
Accounts receivable from top ten customers (in millions)	$21.2	$22.8	$35.3

	Year Ended July 31,
	2013	2012	2011
The Company’s customers over 10% of net sales:
Spirox	27%	22%	14%
Texas Instruments	12%	21%	23%
Atmel	—	—	13%

The Company’s net sales to geographic area for the twelve months ended July 31, 2013, 2012, and 2011, along with the long-lived assets by location at July 31, 2013 and July 31, 2012, are summarized as follows:

	Year Ended July 31,
	2013	2012	2011
	(in thousands)
Sales to unaffiliated customers (ship to location):
Taiwan	$39,913	$26,308	$50,914
United States	25,999	30,486	37,160
Philippines	23,106	25,117	62,218
Malaysia	15,935	10,959	16,143
Singapore	9,221	5,302	32,416
All other countries (none of which is individually greater than 10% of net sales)	37,808	33,962	50,679

Total sales to unaffiliated customers	$151,982	$132,134	$249,530

	As of July 31,
	2013	2012
	(in thousands)
Long-lived assets:
United States	$14,844	$16,386
Philippines	517	166
Singapore	311	312
Japan	311	564
All other countries	664	801

Total long-lived assets	$16,647	$18,229

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2013 or July 31, 2012.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subject to certain limitations, LTX-Credence indemnifies its current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to the Company. Although the maximum potential amount of future payments LTX-Credence could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of July 31, 2013 or July 31, 2012.

As of July 31, 2013, the Company has approximately $14.8 million of non-cancelable inventory commitments with its outsource suppliers. Included in the non-cancelable inventory are purchase commitments of approximately $8.5 million related to the Company’s consolidation of its outsource manufacturing activities with Jabil Circuit. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2021. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of July 31, 2013, are as follows:

Year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2014	$5,393	$75	$5,468
2015	4,700	13	4,713
2016	4,296	2	4,298
2017	2,542	—	2,542
2018	1,038	—	1,038
Thereafter	3,605	—	3,605

Total minimum lease payments	$21,574	$90	$21,664

Total rent expense for the years ended July 31, 2013, 2012, and 2011 was $4.1 million, $4.2 million, and $4.6 million, respectively.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RESTRUCTURING

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, to the FASB ASC, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable. The following table sets forth the Company’s restructuring accrual activity for the three years ending July 31, 2013:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2010	$84	$5,810	$5,894
Restructuring expense	(24)	387	363
Accretion	—	140	140
Cash paid	(54)	(1,576)	(1,630)

Balance July 31, 2011	6	4,761	4,767
Restructuring expense	812	291	1,103
Accretion	—	182	182
Stock based compensation	(84)	—	(84)
Cash paid	(371)	(1,537)	(1,908)

Balance July 31, 2012	363	3,697	4,060
Restructuring expense	216	260	476
Accretion	—	229	229
Stock based compensation	(47)	—	(47)
Cash paid	(530)	(1,414)	(1,944)

Balance July 31, 2013	$2	$2,772	$2,774

As of July 31, 2013, the Company’s restructuring accrual represents obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate a facility during the year ended July 31, 2009, as well as severance obligations payable related to headcount reductions from actions undertaken during the fiscal year ending July 31, 2013.

In the year ended July 31, 2009, the Company vacated certain facilities in an effort to consolidate operations and align the Company’s capacity after the merger with Credence. During the year ended July 31, 2013, the Company recognized expense of $0.3 million as a result of modifying sublease assumptions for its facility accrual associated with its Milpitas, California location. Offsetting this expense was a reduction to the liability of $0.2 million, as a result of changing property tax assumptions in the calculation to reflect current valuations. As of July 31, 2013 and 2012, the accrual for the previously restructured facility leases was $2.8 million and $3.7 million, respectively. This includes $1.8 million and $2.6 million, respectively, of long-term payments to be made for the remainder of the respective lease terms, the longest of which is through 2017. This liability is included in other long term liabilities on the Company’s consolidated balance sheets. The remainder of the accrual of $1.0 million and $1.1 million, respectively, is included in other accrued expenses on the Company’s consolidated balance sheets as of July 31, 2013 and 2012, respectively.

During the year ended July 31, 2013, the Company paid the remaining severance and other post-employment obligations associated with headcount reductions undertaken during the year ended July 31, 2012 in the Company’s global field service and application engineering groups. This activity also included the final recognition of stock based compensation (in accordance with the provisions of ASC 718) associated with outstanding equity awards that were included in the severance obligation and vested in accordance with the recipients’ severance agreements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended July 31, 2013, the Company reorganized its service organization, and moved certain printed circuit board repair functions and other roles from North American locations to subsidiary offices in Singapore and the Philippines, which resulted in headcount reductions, and incurred relocation costs between the Company’s former and current facilities in the Philippines. The Company recognized $0.2 million of severance and other post-employment obligations associated with these moves during the year ended July 31, 2013, of which less than $0.1 million remains to be paid as of July 31, 2013. The Company also recognized $0.1 million of facility related costs, all of which were paid during the year.

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

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of July 31, 2013 and as of July 31, 2012, respectively.

		Fair Value Measurements at Reporting Date Using (in thousands)
July 31, 2013	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$28,235	$28,235	$—	$—
Marketable securities (2)	93,306	8,553	84,753	—

Total Assets	$121,541	$36,788	$84,753	$—

July 31, 2012	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$29,446	$29,081	$365	$—
Marketable securities (2)	104,932	7,226	97,706	—

Total Assets	$134,378	$36,307	$98,071	$—

(1)	Cash and cash equivalents as of July 31, 2013 and July 31, 2012 includes cash held in operating accounts of approximately $25.9 million and $28.6 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities as of July 31, 2013 and July 31, 2012 excluded approximately $2.8 million of commercial paper which is held-to-maturity and not subject to fair value measurements.

The carrying value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities recorded at fair value on a non-recurring basis requiring valuation disclosures as of July 31, 2013 or as of July 31, 2012.

12. QUARTERLY RESULTS OF OPERATIONS (unaudited)

Fiscal Year Ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$43,188	$35,016	$36,257	$37,521
Gross profit	23,504	18,559	18,699	19,996
Net (loss) income	549	(3,276)	(4,744)	(4,656)
Net (loss) income per share:
Basic and diluted	$0.01	$(0.07)	$(0.10)	$(0.10)

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net loss for the year ended July 31, 2013 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Release of income tax liabilities due to lapses in statutes of limitations	—	(1,058)	—	—
Income tax expense from foreign entity mergers	(167)	—	—	—
Restructuring	(231)	(69)	(356)	180
Merger-related expense	—	—	—	(1,300)

Total non-recurring income (expense)	$(398)	$(1,127)	$(356)	$(1,120)

Fiscal Year Ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$33,752	$24,082	$30,837	$43,463
Gross profit	18,037	10,880	15,813	23,767
Net (loss) income	(4,909)	(9,688)	(6,628)	1,356
Net (loss) income per share:
Basic and diluted	$(0.10)	$(0.20)	$(0.14)	$0.04

Net loss for the year ended July 31, 2012 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Merger-related income (expense)	(115)	49	—	—
Release of income tax liabilities from lapses of statute of limitations	—	734	—	581
Restructuring	(46)	(141)	(739)	(178)

Total non-recurring income (expense)	$(161)	$642	$(739)	$403

Fiscal Year Ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$75,647	$52,549	$58,665	$62,669
Gross profit	47,246	31,423	36,461	39,110
Net income	19,675	4,705	23,622	12,076
Net income per share:
Basic	$0.40	$0.10	$0.48	$0.24
Diluted	$0.39	$0.09	$0.47	$0.24

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income for the year ended July 31, 2011 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Merger breakup fees	$—	$—	$15,000	$—
Merger-related expenses	—	(2,828)	(1,856)	(189)
Restructuring	(116)	—	(247)	—

Total non-recurring income (expense)	$(116)	$(2,828)	$12,897	$(189)

13. SUBSEQUENT EVENTS

On September 6, 2013, the Company entered into a Master Sale and Purchase Agreement (the “Purchase Agreement”) with Dover Printing & Identification, Inc. (“Dover”) and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (“Dover Parent”). Pursuant to the Purchase Agreement, the Company has agreed to purchase from Dover or its specified affiliates (collectively, the “Sellers”) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the “ECT Business,” and such assets and intellectual property, the “ECT Assets”) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the “MT Business,” and such assets and intellectual property, the “MT Assets”). The Company has also agreed to assume certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses or the Acquired Assets (as defined below) (such transaction, the “Acquisition”). Under the Purchase Agreement, the Company will also acquire all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that are engaged in the Acquired Businesses (such capital stock and other equity interests, the “Acquired Shares”). The ECT Business and the MT Business are collectively referred to as the “Acquired Businesses” and the ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the “Acquired Assets.”

The Company and Dover currently expect the Acquisition to be completed during the fourth calendar quarter of 2013 (the “Closing”). At the Closing, the Company will pay the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million will be paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million will be paid by the issuance of a promissory note by the Company to Dover in the original principal amount of $20.0 million. The cash purchase price is subject to a post-Closing working capital adjustment and will be increased by an amount equal to specified cash balances held by the Sellers as of the Closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Sellers as of the Closing. Subject to certain conditions, the original principal amount of the promissory note is also subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to the Company’s relocation from or refurbishment of certain properties of the Acquired Businesses or the prepayment of the promissory note in full prior to such date. The promissory note will accrue interest on the unpaid balance for each day that it remains outstanding after the first anniversary of the date of issuance at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by the Company at any time without penalty prior to the maturity date, which will be the date that is five years and three months following the issuance of the promissory note.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX-Credence Corporation;

We have audited the accompanying consolidated balance sheets of LTX-Credence Corporation as of July 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LTX-Credence Corporation at July 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LTX-Credence Corporation’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 11, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 11, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of July 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LTX-Credence Corporation

We have audited LTX-Credence Corporation’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LTX-Credence Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LTX-Credence Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LTX-Credence Corporation as of July 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2013 and our report dated October 11, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 11, 2013

Changes in Internal Controls

There was no change in our internal control over financial reporting during the fiscal year ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information relating to our directors and executive officers, Section 16(a) beneficial ownership reporting compliance, code of ethics, director nomination procedures and audit committee, is incorporated herein by reference from our definitive proxy statement in connection with our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”). The 2013 Proxy Statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

The information required by this item, including information relating to our executive compensation and compensation committee, is incorporated herein by reference from the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including information relating to our security ownership of certain beneficial owners, is incorporated herein by reference from the 2013 Proxy Statement. In addition, the information under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item, including information relating to our related person transactions and director independence, is incorporated herein by reference from the 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item, including information relating to our principal accountant fees and services, is incorporated herein by reference from the 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2013, are included in Item 8, herein.

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

(c) Financial Statement Schedules

SCHEDULE II

LTX-CREDENCE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2013, 2012 and 2011

(in thousands)

Description	Balance at beginning of period	Charged to expense	Transfers, Net(1)	Deductions(2)	Balance at end of period
Reserve for doubtful accounts
July 31, 2013	$39	$—	$—	$(39)	$—
July 31, 2012	$40	$2	$—	$(3)	$39
July 31, 2011	$108	$6	$—	$(74)	$40
Reserve for excess and obsolete inventory (3)
July 31, 2013	$42,392	$1,822	$359	$(2,756)	$41,817
July 31, 2012	$42,978	$2,360	$304	$(3,250)	$42,392
July 31, 2011	$45,600	$2,630	$(297)	$(4,955)	$42,978

(1)	Represents transfers from fully reserved vendor liability obligations and internal capital equipment and transfers to fixed assets.
(2)	Represents amounts written off or utilization of reserve or recovery of previously written off amounts.
(3)	Amounts charged to expense and recorded in cost of sales are costs relating to product deemed defective or unusable during the normal manufacturing process which total $1.8 million, $2.4 million and $2.6 million for fiscal years 2013, 2012, and 2011, respectively. Deductions are also recorded to cost of sales and primarily represent release of reserves related to sales of previously reserved inventory, which totaled $2.8 million, $3.3 million and $5.0 million for the fiscal years 2013, 2012 and 2011, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX-Credence CORPORATION

By:	/s/ DAVID G. TACELLI
David G. Tacelli
President and Chief Executive Officer

October 11, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	October 11, 2013

/S/ DAVID G. TACELLI David G. Tacelli	President and Chief Executive Officer (Principal Executive Officer)	October 11, 2013

/S/ MARK J. GALLENBERGER Mark J. Gallenberger	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 11, 2013

/S/ MARK S. AIN Mark S. Ain	Director	October 11, 2013

/S/ ROGER J. MAGGS Roger J. Maggs	Director	October 11, 2013

/S/ BRUCE R. WRIGHT Bruce R. Wright	Director	October 11, 2013

/S/ JORGE L. TITINGER Jorge L. Titinger	Director	October 11, 2013

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 20, 2008, by and among the Registrant, Zoo Merger Corporation and Credence Systems Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2008)

2.2	Agreement and Plan of Merger by and among the Registrant, Verigy Ltd., Alisier Limited, Lobster-1 Merger Corporation, and Lobster-2 Merger Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2010)

2.3	Master Sale and Purchase Agreement, made and effective as of September 6, 2013, by and among the Registrant, Dover Printing & Identification, Inc. and, for the limited purposes set forth therein, Dover Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2013)

3.1	Restated Articles of Organization, (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2010

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007)

10.1+	1999 Stock Plan (Incorporated by reference to Exhibit 10(CC) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

10.2+	2001 Stock Plan (Incorporated by reference to Exhibit 10(FF) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003)

10.3+	2004 Stock Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.4+	Second Amended and Restated 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on January 17, 2013 (File No. 333-186072))

10.5+	Credence Systems Corporation 2005 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Credence System Corporation’s Current Report on Form 8-K filed on April 7, 2008)

10.6+	2010 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on November 8, 2010)

10.7+	LTX 401(k) Adoption Agreement, Retirement Plan and Trust Agreement (Incorporated by reference to Exhibit 10(F) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002)

10.8+	Summary of Executive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.9+	Form of Change of Control Agreement entered into with certain executive officers (Incorporated by reference to Exhibit 10(Y) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.10+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2011)

10.11+	Retention Agreement, dated July 29, 2008, between the Registrant and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2008)

Exhibit No.	Description
10.12	Loan and Security Agreement dated as of December 7, 2006 between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007)

10.13	Tender Support Agreement, dated as of April 22, 2009, between the Company and Tradewinds Global Investors, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.14	First Loan Modification Agreement, dated as of February 25, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

10.15	Second Loan Modification Agreement, dated as of March 27, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

10.16	Third Loan Modification Agreement, dated as of April 22, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.17+	Amended and Restated LTX-Credence Corporation Employee 2004 Stock Purchase Plan (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2009)

10.18	Fourth Loan Modification Agreement, dated as of August 5, 2009 between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed on August 5, 2009)

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Shareholder Return on Common Stock

The graph below compares LTX-Credence Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Sector Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 7/31/2008 to 7/31/2013.

* $100 invested on 7/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending July 31.

	7/08	7/09	7/10	7/11	7/12	7/13
LTX-Credence Corporation	100.00	41.28	128.44	109.94	89.60	81.96
NASDAQ Composite Index	100.00	85.08	96.95	118.53	126.40	155.94
Philadelphia Semiconductor Sector Index	100.00	88.52	102.33	113.52	112.57	140.23

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

For the year ended July 31, 2013, the Company changed its peer group index from the RDG Semiconductor Composite Index to the Philadelphia Semiconductor Sector Index, the data for which is more readily available and also includes a fair representation of the Company’s customers and industry peers. Below is a representation of the differences between these two indices for the previous 5 fiscal years:

	7/08	7/09	7/10	7/11	7/12	7/13
Philadelphia Semiconductor Sector Index	100.00	88.52	102.33	113.52	112.57	140.23
RDG Semiconductor Composite Index	100.00	91.88	103.41	117.10	116.70	136.54