Form 10-Q
period 2013-10-31
LTX-CREDENCE CORP
filed 2013-12-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2013
Common Stock, $0.05 par value per share	48,230,328 shares

LTX-CREDENCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2013	July 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,716	$28,235
Marketable securities	87,269	96,159
Accounts receivable—trade, net of allowances of $0	28,061	28,102
Accounts receivable—other	500	963
Inventories	29,238	29,139
Prepaid expenses and other current assets	3,031	2,497

Total current assets	178,815	185,095
Property and equipment, net	16,978	16,647
Intangible assets, net	1,378	1,571
Goodwill	43,030	43,030
Other assets	1,246	1,258

Total assets	$241,447	$247,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,975	$13,266
Accrued expenses	19,007	19,352
Deferred revenue	3,483	5,084

Total current liabilities	38,465	37,702
Other long-term liabilities	11,288	11,402
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	2,408	2,384
Additional paid-in capital	745,990	746,020
Accumulated other comprehensive income (loss)	39	(64)
Accumulated deficit	(556,743)	(549,843)

Total stockholders’ equity	191,694	198,497

Total liabilities and stockholders’ equity	$241,447	$247,601

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2013	2012
Net product sales	$24,281	$34,326
Net service sales	8,486	8,862

Net sales	32,767	43,188
Cost of sales	15,636	19,684

Gross profit	17,131	23,504
Engineering and product development expenses	12,878	12,392
Selling, general and administrative expenses	10,925	10,006
Amortization of purchased intangible assets	193	396
Restructuring	—	231

(Loss) income from operations	(6,865)	479
Other (expense) income:
Interest expense	(62)	(50)
Interest income	187	261
Other (expense), net	(20)	(2)

(Loss) income before provision for income taxes	(6,760)	688
Provision for income taxes	140	139

Net (loss) income	$(6,900)	$549

Net (loss) income per share:
Basic and diluted	$(0.14)	$0.01
Weighted-average common and common equivalent shares used in computing net (loss) income per share:
Basic	47,900	48,303
Diluted	47,900	48,711
Comprehensive (loss) income:
Net (loss) income	$(6,900)	$549
Unrealized gain (loss) on marketable securities	103	(3)

Comprehensive (loss) income	$(6,797)	$546

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,900)	$549
Add non-cash items:
Stock-based compensation	1,109	1,138
Depreciation and amortization	1,623	2,296
Other	565	399
Changes in operating assets and liabilities:
Accounts receivable	509	(2,876)
Inventories	(1,146)	(4,115)
Prepaid expenses	(365)	1,002
Accounts payable	2,709	4,950
Accrued expenses	(839)	(206)
Deferred revenue	(1,600)	(1,089)

Net cash (used in) provided by operating activities	(4,335)	2,048
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	24,031	13,300
Proceeds from sales and maturities of held-to-maturity securities	2,852	2,800
Purchases of available-for-sale securities	(18,386)	(9,836)
Purchases of held-to-maturity securities	—	(2,445)
Purchases of property and equipment	(1,045)	(1,038)

Net cash provided by investing activities	7,452	2,781
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(8,543)
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(793)	(599)

Net cash (used in) financing activities	(793)	(9,142)
Effect of exchange rate changes on cash and cash equivalents	157	157

Net increase (decrease) in cash and cash equivalents	2,481	(4,156)
Cash and cash equivalents at beginning of period	28,235	29,446

Cash and cash equivalents at end of period	$30,716	$25,290

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in our latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2013 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2014.

These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue based on guidance provided in Topic 605, Revenue Recognition, to the Financial Accounting Standards Board Codification (“FASB ASC”) and Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2013	July 31, 2013
	(in thousands)
Material and purchased components	$16,265	$15,379
Work-in-process	1,851	2,887
Finished testers, including inventory consigned to customers	11,122	10,873

Total inventories	$29,238	$29,139

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors including forecasted sales or usage, estimated product end of life dates, estimated current and future market value, and new product introductions.

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2013 and July 31, 2013, inventory is stated net of inventory reserves of $42.8 million and $41.8 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of.

As of October 31, 2013 and July 31, 2013, the Company’s inventory of $29.2 million and $29.1 million, respectively, was stated net of inventory reserves of $42.8 million and $41.8 million, respectively, and primarily consisted of X-Series, ASL, ASLx, Diamond, and Diamondx products.

Goodwill and Other Intangibles

In accordance with Topic 350, Intangibles—Goodwill and Other, to the FASB ASC, the Company is required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. The Company has determined its entire business represents one reporting unit. Historically, the Company has performed its annual impairment analysis during the fourth quarter of each year. The Company evaluated the implied fair value based on the Company’s market capitalization of its one reporting unit as compared to the carrying value of the net assets assigned to its reporting unit as of July 31, 2013. As of that date, the fair value of the reporting unit exceeded the carrying value of its net assets and therefore no impairment existed.

The Company’s intangible assets as of October 31, 2013 and July 31, 2013, all of which relate to the Credence merger, consisted of the following:

		As of October 31, 2013
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—ASL	6.0	16,000	15,803	197
Developed technology—Diamond	9.0	9,400	8,965	435
Maintenance agreements	7.0	1,900	1,154	746

Total intangible assets		$27,300	$25,922	$1,378

		As of July 31, 2013
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—ASL	6.0	16,000	15,737	263
Developed technology—Diamond	9.0	9,400	8,906	494
Maintenance agreements	7.0	1,900	1,086	814

Total intangible assets		$27,300	$25,729	$1,571

Intangible assets are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 1.3 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2014	$576
2015	396
2016	321
2017	85
Thereafter	—

Total	$1,378

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. If this review is needed, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of October 31, 2013 and July 31, 2013 there were no indicators that required the Company to conduct a recoverability test as of those dates.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other expense, net, and were not significant for the three months ended October 31, 2013 and 2012.

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

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the three months ended October 31, 2013 and 2012:

	Three Months Ended October 31,
Product Warranty Activity	2013	2012
	(in thousands)
Balance at beginning of period	$1,217	$1,672
Warranty expenditures for current period	(705)	(966)
Changes in liability related to pre-existing warranties	2	—
Provision for warranty costs in the period	781	1,011

Balance at end of period	$1,295	$1,717

Engineering and Product Development Expenses

The Company expenses all engineering, research and development expenses as incurred. Expenses subject to capitalization in accordance with Topic 985, Software, to the FASB ASC relating to certain software development costs, were insignificant for the three months ended October 31, 2013 and 2012.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were insignificant for the three months ended October 31, 2013 and 2012.

Income Taxes

Provision for income taxes relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe.

As of October 31, 2013 and July 31, 2013, the Company’s total liability for unrecognized income tax benefits was $6.9 million and $6.8 million, respectively (of which $3.3 million and $3.2 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of October 31, 2013 and July 31, 2013, the Company had accrued approximately $0.9 million for potential payment of accrued interest and penalties.

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Singapore, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for the years prior to 1998.

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

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under various stock-based compensation plans, including the Company’s 2010 Stock Plan, as amended on November 26, 2010 (“2010 Plan”), the Company’s 2004 Stock Plan, the Company’s 2001 Stock Plan, the Company’s 1999 Stock Plan, and the Company’s 1993 Stock Plan. In addition, the Company assumed and has made awards that remain outstanding under the StepTech, Inc. Stock Option Plan as part of its acquisition of StepTech, Inc. (“StepTech”) in 2003 and the Credence 2005 Stock Incentive Plan in connection with its acquisition of Credence. The Company can only grant new awards under the 2010 Plan.

The Company recognizes stock-based compensation expense for its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (“Topic 718”). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of each service based award on a straight-line basis over the vesting period of such award. The Company recorded stock-based compensation expense of approximately $1.1 million for each of the three months ended October 31, 2013 and 2012, respectively, in connection with its share-based payments.

There were no restricted stock unit awards granted during the three months ended October 31, 2013.

The Company granted 793,900 restricted stock unit awards during the three months ended October 31, 2012, all of which are service-based and vest 25% in each of the four years following the grant date.

Net (loss) income per share

Basic net (loss) income per common share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and RSUs, and is computed by dividing net (loss) income by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between the Company’s basic and diluted net (loss) income per share for the three month periods ended October 31, 2013 and October 31, 2012 were as follows:

	Three Months Ended October 31,
	2013	2012
	(in thousands, except per share data)
Net (loss) income	$(6,900)	$549
Basic (loss) earnings per share
Weighted average shares outstanding- basic	47,900	48,303
Basic (loss) earnings per share	$(0.14)	$0.01
Diluted (loss) earnings per share
Weighted average shares outstanding- basic	47,900	48,303
Plus: impact of stock options and unvested restricted stock units	—	408

Weighted average common and common equivalent shares outstanding- diluted	47,900	48,711
Diluted (loss) earnings per share	$(0.14)	$0.01

For the three months ended October 31, 2013 and 2012, options to purchase approximately 0.7 million shares and 0.9 million shares, respectively, of common stock were not included in the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net (loss) income per share also excludes 1.3 million restricted stock units for the three months ended October 31, 2013, in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash. Marketable securities consist primarily of debt securities that are classified as available-for-sale and held-to-maturity, in accordance with Topic 320, Investments—Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper or certificates of deposit that it considers to be held-to-maturity, based on their maturity dates. Securities available-for-sale includes corporate, asset-backed, mortgage-backed, and governmental obligations with various contractual maturity dates, some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

Gross unrealized gains and losses on investments held by the Company for the three months ended October 31, 2013 and 2012 were not significant. Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other temporary impairment losses in the three months ended October 31, 2013 or 2012.

Property and Equipment

Property and equipment acquired is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of October 31, 2013 and July 31, 2013 are summarized as follows:

	October 31, 2013	July 31, 2013	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$58,110	$58,461	5 or 7
Machinery, equipment and internally manufactured systems	36,068	34,587	3-7
Office furniture and equipment	2,063	2,014	3-7
Purchased software	488	488	3
Land	2,524	2,524	—
Leasehold improvements	6,952	6,983	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	106,205	105,057
Less: accumulated depreciation and amortization	(89,227)	(88,410)

Property and equipment, net	$16,978	$16,647

3. SEGMENT REPORTING

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC, the Company operates as one reporting segment, that is, the design, manufacture and marketing of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits.

The Company’s net sales to geographic area for the three months ended October 31, 2013 and 2012, along with its long-lived assets at October 31, 2013 and July 31, 2013, are summarized as follows:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Net sales:
Taiwan	$12,623	$12,207
United States	4,434	7,065
Singapore	3,379	2,726
Philippines	3,153	7,614
Malaysia	1,922	4,382
All other countries	7,256	9,194

Total Net Sales	$32,767	$43,188

Long-lived assets consist of property and equipment:

	October 31, 2013	July 31, 2013
	(in thousands)
Long-lived assets:
United States	$15,248	$14,844
Japan	276	311
Singapore	294	311
Philippines	494	517
All other countries	666	664

Total long-lived assets	$16,978	$16,647

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

4. RESTRUCTURING

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, to the FASB ASC, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable. The following table sets forth the Company’s restructuring accrual activity for the three months ended October 31, 2013 and October 31, 2012:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2013	$2	$2,772	$2,774
Additions to expense	—	—	—
Accretion	—	62	62
Cash paid	(2)	(310)	(312)

Balance October 31, 2013	$—	$2,524	$2,524

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$—	$960	$960
Other long-term liabilities	—	1,564	1,564

Balance at October 31, 2013	$—	$2,524	$2,524

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2012	$364	$3,704	$4,068
Additions to expense	231	—	231
Accretion	—	50	50
Stock based compensation	(48)	—	(48)
Cash paid	(195)	(399)	(594)

Balance October 31, 2012	$352	$3,355	$3,707

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$352	$982	$1,334
Other long-term liabilities	—	$2,373	$2,373

Balance at October 31, 2012	$352	$3,355	$3,707

During the three months ended October 31, 2013, there were no restructuring actions or adjustments to previously recognized liabilities.

As of October 31, 2013, the Company’s restructuring accrual represented obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate a facility during the year ended July 31, 2009, as well as severance obligations payable related to headcount reductions from actions undertaken during the fiscal year ended July 31, 2013.

During the three months ended October 31, 2012 the Company announced changes to its service organization to move certain board repair functions and other roles from North America locations to subsidiary offices in Singapore and the Philippines. As a result of this decision, the Company made certain headcount reductions and recorded the estimated severance and post-employment obligations related to those headcount reductions during the quarter, the impact of which was $0.2 million.

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

The Company is a defendant in a litigation matter incidental to the business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence. The Company does not believe the plaintiff’s claims have merit and is vigorously defending its position. An estimate of any potential loss cannot be made; the Company does not believe a loss is probable, and accordingly the Company has not accrued any amounts related to this matter.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations in the aggregate is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2013 or July 31, 2013.

Subject to certain limitations, the Company indemnifies its current and former officers and directors in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of October 31, 2013 or July 31, 2013.

The Company had approximately $14.5 million and $14.8 million of non-cancelable inventory commitments with an outsourced supplier as of October 31, 2013 and July 31, 2013, respectively. The Company expects to consume the inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2021. Minimum lease payment obligations under non-cancelable leases are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2014	$4,109
2015	4,735
2016	4,310
2017	3,070
2018	1,054
Thereafter	2,819

Total minimum lease payments	$20,097

6. ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2013 and July 31, 2013:

	(in thousands)
	October 31, 2013	July 31, 2013
Accrued compensation	$7,907	$7,538
Accrued vendor liability	1,907	2,153
Accrued professional fees	1,068	2,043
Warranty reserve	1,295	1,217
Accrued income, and other taxes	1,138	1,115
Accrued restructuring	960	1,037
Other accrued expenses	4,732	4,249

Total accrued expenses	$19,007	$19,352

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

The fair value hierarchy of the Company’s inputs used in the determination of fair value for assets and liabilities during the current period consists of three levels. Level 1 inputs are composed of unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs incorporate the Company’s own best estimate of what market participants would use in pricing the asset or liability at the measurement date where consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. If inputs used to measure an asset or liability fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of October 31, 2013 and as of July 31, 2013:

		Fair Value Measurements at Reporting Date Using (in thousands)
October 31, 2013	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$30,716	$30,716	$—	$—
Marketable securities (2)	87,269	11,824	75,445	—

Total assets	$117,985	$42,540	$75,445	$—

July 31, 2013	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$28,235	$28,235	$—	$—
Marketable securities (2)	93,306	8,553	84,753	—

Total assets	$121,541	$36,788	$84,753	$—

(1)	Cash and cash equivalents as of October 31, 2013 and July 31, 2013 included cash held in operating accounts of approximately $25.3 million and $25.9 million, respectively that were not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities as of October 31, 2013 and July 31, 2013 excluded approximately $0 million and $2.8 million, respectively, of commercial paper which was held-to-maturity and not subject to fair value measurements.

The carrying value of accounts receivable, prepaid expenses and accounts payable approximate fair value due to their short-term nature.

There were no assets or liabilities recorded at fair value on a non-recurring basis requiring valuation disclosures as of October 31, 2013 or as of July 31, 2013.

8. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program for up to $25 million of shares of the Company’s common stock. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. During the three months ended October 31, 2013, the Company did not repurchase any shares under this program. Cumulatively, as of October 31, 2013, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

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

10. ACQUISTION OF EVERETT CHARLES TECHNOLOGIES LLC AND MULTITEST

On September 6, 2013, the Company entered into a Master Sale and Purchase Agreement (the “Purchase Agreement”) with Dover Printing & Identification, Inc. (“Dover”) and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (“Dover Parent”). Pursuant to the Purchase Agreement, the Company agreed to purchase from Dover or its specified affiliates (collectively, the “Sellers”) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the “ECT Business,” and such assets and intellectual property, the “ECT Assets”) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the “MT Business,” and such assets and intellectual property, the “MT Assets”). The Company also agreed to assume certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses or the Acquired Assets (as defined below) (such transaction, the “Acquisition”). Under the Purchase Agreement, the Company would also acquire all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that are engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the “Acquired Shares”). The ECT Business and the MT Business are collectively referred to as the “Acquired Businesses” and the ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the “Acquired Assets.”

At the Closing, the Company agreed to pay the Sellers an aggregate purchase price of $93,500,000, of which $73,500,000 would be paid in cash through a combination of existing cash-on-hand and bank debt and $20,000,000 would be paid by the issuance of a promissory note by the Company to Dover in the original principal amount of $20,000,000.

The foregoing description of the Purchase Agreement is not complete and is qualified in its entirety by reference to the text of the Purchase Agreement, a copy of which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013.

11. SUBSEQUENT EVENT

On December 1, 2013, the Company completed the purchase from the Sellers of all assets of the Sellers used exclusively or primarily in connection with Acquired Businesses pursuant to the Purchase Agreement. Pursuant to the Purchase Agreement, the Company also assumed the specified liabilities that it agreed to assume and acquired all of the Acquired Shares.

        Pursuant to the Purchase Agreement, in connection with the closing of the Acquisition the Company paid the Sellers an aggregate purchase price of $93,500,000, of which $73,500,000 was paid in cash through a combination of existing cash-on-hand and bank debt and $20,000,000 was paid by the issuance of a promissory note by the Company to Dover in the original principal amount of $20,000,000. The cash purchase price is subject to a post-closing working capital adjustment, and will be increased by an amount equal to specified cash balances held by the Sellers as of the closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Sellers as of the closing. Subject to certain conditions, the original principal amount of the promissory note is also subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to the Company’s relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory note in full prior to such date. The promissory note accrues interest on the unpaid balance for each day that it remains outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by the Company at any time without penalty prior to May 1, 2019. On or prior to December 1, 2013, the Company and Dover, or their affiliates, respectively, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain ongoing relationships between the Company and Dover and their respective affiliates following the closing. Pursuant to the Purchase Agreement, the Company has also agreed to assume certain liabilities related to the Acquired Businesses.

On November 27, 2013, in anticipation of the completion of the Acquisition and to fund the purchase price therefore, the Company entered into a credit agreement (the “Credit Agreement”) with Everett Charles Technologies LLC (“ECT” and together with the Company, the “Borrowers”), Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a senior secured credit facility in favor of the Borrowers in the aggregate principal amount of up to $55,000,000 (the “Facility”).

The Facility consists of a term loan facility for $50,000,000 that was advanced to the Company on November 27, 2013 (the “Term Loan”) and a revolving credit facility (including a letter of credit facility) for up to $5,000,000 (the “Revolving Loan” and, together with the Term Loan, the “Loans”) that is available from time to time for five years after November 27, 2013 (the “Closing Date”). Under the terms of the Credit Agreement, not more than one time during the period commencing on the Closing Date until the close of business on the date that is one day prior to the 42-month anniversary of the Closing Date, the Facility may be increased by an aggregate amount not to exceed $20,000,000 through an additional facility on a pari passu basis with the Term Loan, subject to specified conditions and the agreement of one or more Lenders to participate therein.

All obligations under the Facility are secured by a first priority security interest in substantially all of the Borrowers’ existing and future assets, including a pledge of the stock or other equity interests of the Borrowers’ domestic subsidiaries and of any first tier foreign subsidiaries, provided that not more than 66% of the voting stock of any such foreign subsidiaries shall be required to be pledged.

The Credit Agreement requires that the Term Loan be repaid in quarterly installments, with 5% of the principal due the first year, 7.5% of principal due the second year, 10% of principal due the third year, 12.5% of principal due the fourth year, 15% of principal due the fifth year, and a final payment of $25 million due on the fifth anniversary of the Closing Date (the “Maturity Date”). All outstanding Loans under the Facility mature on the Maturity Date unless earlier payment is required under the terms of the Credit Agreement. The Term Loan is subject to mandatory prepayment as described in the Credit Agreement. Loans outstanding under the Facilities may, at the Borrowers’ option, be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the Credit Agreement.

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 2.50%) based on a ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. Certain customary fees and expenses are also payable in connection with the Facility.

The proceeds of the Term Loan were primarily used to fund the purchase price with respect to the Acquisition.

The Credit Agreement contains customary affirmative and negative covenants, subject in certain cases to baskets and exceptions, including negative covenants with respect to indebtedness, liens, fundamental changes, dispositions, restricted payments, investments, ERISA matters, matters relating to subordinated debt, affiliate transactions, sale and leaseback transactions, swap agreements, accounting changes, negative pledge clauses, clauses restricting subsidiary distributions, lines of business, amendments to certain documents and use of proceeds. The Credit Agreement also contains customary reporting and other affirmative covenants. The Credit Agreement contains a consolidated fixed charge coverage ratio, consolidated leverage ratio and liquidity requirements.

The obligations of the Company under the Facility may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, the failure to comply with covenants, ERISA defaults, judgment defaults, bankruptcy and insolvency defaults and cross defaults to material indebtedness.

The foregoing descriptions of the Acquisition and the Credit Agreement not complete and are qualified in their entirety by reference to the text of the Purchase Agreement, a copy of which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013, and to the Credit Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2013.

Since the acquisition date occurred subsequent to October 31, 2013, the Acquired Assets and liabilities assumed are not included in the unaudited consolidated balance sheets as of October 31, 2013. Due to the limited time since the acquisition date, the Company has not had sufficient time to prepare the supplemental pro forma revenue and earnings information. In addition, the initial purchase accounting for this business combination was unavailable as of the date of filing of this Quarterly Report, but will be included in Form 8-K/A to be filed within 71 calendar days from the acquisition date. Through October 31, 2013, the Company incurred an aggregate of approximately $3.0 million in expenses in connection with the Acquisition, and the Company expects to incur additional expenses relating to the integration of the Acquired Businesses into the Company’s operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, could, should, would, anticipates, expects, intends, plans, predicts, projects, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” in the Company’s Annual Report for the fiscal year ended July 31, 2013 filed on Form 10-K with the SEC on October 11, 2013 and those appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and reflect management’s estimates and analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

On September 6, 2013, we entered into a Master Sale and Purchase Agreement (Purchase Agreement) with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (Dover Parent). Pursuant to the Purchase Agreement, we agreed to purchase from Dover or its specified affiliates (collectively, the Sellers) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the ECT Business, and such assets and intellectual property, the ECT Assets) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the MT Business, and such assets and intellectual property, the MT Assets). We also agreed to assume certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses or the Acquired Assets (as defined below) (such transaction, the Acquisition). Under the Purchase Agreement, we would also acquire all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that are engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the Acquired Shares). The ECT Business and the MT Business are collectively referred to as the Acquired Businesses and the ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the Acquired Assets.

On November 27, 2013, in anticipation of the completion of the Acquisition and to fund the purchase price therefore, we entered into a credit agreement (Credit Agreement) with Everett Charles Technologies LLC (ECT and together with us, the Borrowers), Silicon Valley Bank, as lender, administrative agent and issuing lender (SVB), and the several lenders from time to time party thereto (the Lenders). The Credit Agreement provides for a senior secured credit facility in favor of the Borrowers in the aggregate principal amount of up to $55.0 million (the Facility). See the Liquidity and Capital Resources section starting on page 24 for more information regarding our obligations and expected impact to our liquidity from the Credit Agreement. See Note 10 and Note 11 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a more complete description of the Acquisition.

On December 1, 2013, we completed the purchase from the Sellers of all assets of the Sellers used exclusively or primarily in connection with the Acquired Businesses pursuant to the Purchase Agreement. Pursuant to the Purchase Agreement, we also assumed the specified liabilities that we agreed to assume and acquired all of the Acquired Shares.

        Pursuant to the Purchase Agreement, in connection with the closing of the Acquisition, we paid the Sellers an aggregate purchase price of $93.5 million of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of a promissory note by us to Dover in the original principal amount of $20.0 million. The cash purchase price is subject to a post-closing working capital adjustment, and will be increased by an amount equal to specified cash balances held by the Sellers as of the closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Sellers as of the closing. Subject to certain conditions, the original principal amount of the promissory note is also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory note in full prior to such date. The promissory note accrues interest on the unpaid balance for each day that it remains outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. On or prior to December 1, 2013, we and Dover, or their affiliates, respectively, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain ongoing relationships between us and Dover and their respective affiliates following the closing. Pursuant to the Purchase Agreement, we have also agreed to assume certain liabilities related to the Acquired Businesses. See the Liquidity and Capital Resources section starting on page 24 for more information regarding our obligations and expected impact to our liquidity pursuant to the Purchase Agreement.

Since the acquisition date occurred subsequent to October 31, 2013, the Acquired Assets and liabilities assumed are not included in the unaudited consolidated balance sheets as of October 31, 2013. Due to the limited time since the acquisition date, we have not had sufficient time to prepare the supplemental pro forma revenue and earnings information. In addition, the initial purchase accounting for this business combination was unavailable as of the date of filing of this Quarterly Report, but will be included in Form 8-K/A to be filed within 71 calendar days from the acquisition date. Through October 31, 2013, we incurred an aggregate of approximately $3.0 million in expenses in connection with the Acquisition, and we expect to incur additional expenses relating to the integration of the Acquired Businesses into our operations.

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

Inventory Reserves

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. These reserves are not reversed until the related inventory is sold or otherwise disposed. Our inventory reserves policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this report and is incorporated herein by reference.

Income Taxes

In accordance with FASB ASC Topic 740, Income Taxes (Topic 740), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. Topic 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, Topic 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire net deferred tax assets. The valuation allowance for deferred tax assets increased from $200.1 million at July 31, 2012, to $204.5 million at July 31, 2013. The increase in our valuation allowance compared to the prior year was primarily due to an increase in deferred tax assets associated with the current year taxable loss generated in various jurisdictions.

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

Valuation of Goodwill

In accordance with Topic 350, Intangibles—Goodwill and Other, to the FASB ASC (Topic 350), we are required to review goodwill by reporting unit for impairment at least annually or more often if there are indicators of impairment present. We have determined our entire business represents one reporting unit. Historically, we have performed our annual impairment analysis during the fourth quarter of each year. We evaluated the implied fair value based on our market capitalization of our one reporting unit as compared to the carrying value of the net assets assigned to our reporting unit as of October 31, 2013 and July 31, 2013. As of those dates, the implied fair value of the goodwill of our reporting unit exceeded our carrying value of our net assets and therefore no impairment existed. As discussed in Note 2, Summary of Significant Accounting Policies, contained in the Notes to the Consolidated Financial Statements included Part 1, Item 1 in this Quarterly Report on Form 10-Q, there were no impairment conditions present during the year and therefore we did not conduct an interim impairment test.

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

In estimating the useful life of the acquired intangible assets, we considered paragraph 11 of Topic 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We have amortized these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as we believe this amortization methodology approximates the pattern in which the economic benefits of the intangible assets will be derived.

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with FASB ASC Topic 360, Property, Plant and Equipment, (Topic 360), we review whether impairment losses exist on long-lived assets when indicators of impairment are present. If this review is needed, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of October 31, 2013 and July 31, 2013, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Recent Accounting Pronouncements

Our recent accounting pronouncements are described in Note 9, contained in the Notes to Consolidated Financial Statements included in this report and is incorporated herein by reference.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations in thousands, except for percent changes and per share data:

	Three Months Ended October 31,
	2013	2012	% Change
Net product sales	$24,281	$34,326	(29.3)%
Net service sales	8,486	8,862	(4.2)

Net sales	32,767	43,188	(24.1)
Cost of sales	15,636	19,684	(20.6)

Gross profit	17,131	23,504	(27.1)
Engineering and product development expenses	12,878	12,392	3.9
Selling, general and administrative expenses	10,925	10,006	9.2
Amortization of purchased intangible assets	193	396	(51.3)
Restructuring	—	231	(100.0)

(Loss) income from operations	(6,865)	479	(1,533.2)
Other (expense) income:
Interest expense	(62)	(50)	24.0
Interest income	187	261	(28.4)
Other (expense), net	(20)	(2)	900.0

(Loss) income before provision for income taxes	(6,760)	688	(1,082.6)
Provision for income taxes	140	139	0.7

Net (loss) income	$(6,900)	$549	(1,356.8)%

Net (loss) income per share:
Basic and diluted	$(0.14)	$0.01

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations expressed in each case as a percentages of net sales:

	Three Months Ended October 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	47.7	45.6

Gross profit	52.3	54.4
Engineering and product development expenses	39.3	28.7
Selling, general and administrative expenses	33.3	23.2
Amortization of purchased intangible assets	0.6	0.9
Restructuring	—	0.5

(Loss) income from operations	(20.9)	1.1
Other (expense) income:
Interest expense	(0.2)	(0.1)
Interest income	0.5	0.6
Other (expense), net	0.0	0.0

(Loss) income before provision for income taxes	(20.6)	1.6
Provision for income taxes	0.4	0.3

Net income (loss)	(21.0)%	1.3%

Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

Net sales. Revenue from product sales decreased in the three months ended October 31, 2013 as compared to October 31, 2012 primarily due to sustained macro-economic pressures and lower tester utilization which lowers demand and reduces capital spending by customers for our products and services.

Service revenue decreased in the three months ended October 31, 2013 as compared to October 31, 2012 primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower value service contracts based on the lower average selling price of the underlying testers.

Geographically, sales to customers outside of the United States were 87% and 84% of net sales for the three months ended October 31, 2013 and 2012, respectively. The increase in sales to customers outside of the United States was a result of the continued trend of our customers to manufacture and test their devices primarily in Taiwan and Singapore.

For the three months ended October 31, 2013, there were no sales of previously reserved inventory, as compared to $0.3 million in the same period of the prior year. We released reserves of $0.1 million related to these sales for the three months ended October 31, 2012.

Gross profit. The decrease in gross profit for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012 was driven by lower product revenue, fixed manufacturing costs being absorbed against lower product revenue, and higher percentage of lower margin products making up total revenue.

Engineering and product development expenses. The increase in engineering and product development expenses for the three months ended October 31, 2013 as compared to the three months ended October 31, 2012 was due primarily to higher consulting fees, which are based on the timing of resources used for various engineering projects.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily due to $1.7 million of legal and tax fees associated with the acquisition of MT Business and ECT Business offset by reductions in compensation and travel related expenses.

Amortization of purchased intangible assets. The decrease in amortization follows accelerated amortization using the cash flows of certain intangible assets. The underlying intangible assets relate to developed technology and maintenance agreements.

Restructuring. The restructuring expense recorded in the three months ended October 31, 2012 related to changes in our service organization, to move certain board repair functions and other roles from locations in North America to subsidiary offices in Singapore and the Philippines. As a result of this decision, we made certain headcount reductions and recorded the estimated severance and post-employment obligations related to those headcount reductions during the three months ended October 31, 2012. There were no restructuring actions or adjustments to previously recognized liabilities during the quarter ended October 31, 2013.

Interest expense. Interest expense for the three months ended October 31, 2013 and 2012, respectively was composed primarily of accretion for the difference between the net present value and the estimated future value of our facility restructuring liability.

Interest income. Interest income decreased for the three months ended October 31, 2013 as compared to October 31, 2012 due to a decrease in marketable securities held within our portfolio.

Other expense, net. Other income, net primarily includes the net impact of changes in foreign exchange gains and losses.

Provision for income taxes. We recorded an income tax provision of $0.1 million for both the three months ended October 31, 2013 and the three months ended October 31, 2012 which were primarily due to foreign tax on earnings generated in foreign jurisdictions.

As of October 31, 2013 and July 31, 2013, the total liability for unrecognized income tax benefits was $6.9 million and $6.8 million, respectively (of which $3.3 million and $3.2 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to ensure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the three months ended October 31, 2013 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2013	$124.4
Repurchases of common stock	—
Capital expenditures	(1.0)
Acquisition costs	(1.7)
Other cash uses, net	(3.7)

Cash and cash equivalents and marketable securities at October 31, 2013	$118.0

As of October 31, 2013, we had net working capital of $140.3 million, as compared to $147.4 million of net working capital at July 31, 2013. Capital expenditures totaled approximately $1.0 million for the three months ended October 31, 2013 and 2012, respectively. Capital expenditures for the three months ended October 31, 2013 and October 31, 2012 were composed primarily of capital related to certain engineering projects and tester spare parts to support our installed base of test equipment.

We had $4.3 million in net cash used in operating activities for the three months ended October 31, 2013, as compared to net cash provided by operating activities of $2.0 million for the same period of the prior year. The net cash used in operating activities for the three months ended October 31, 2013 was primarily related to our net loss of $6.9 million and an increase in working capital of $0.7 million, adjusted for non-cash items including depreciation and amortization and stock based compensation of approximately $3.3 million. The net cash provided by operating activities for the three months ended October 31, 2012 was primarily related to our net income of $0.5 million, adjusted for non-cash items including depreciation and amortization and stock based compensation, of approximately $3.8 million, offset by an increase in working capital of $2.3 million.

We had $7.5 million in net cash provided by investing activities for the three months ended October 31, 2013 as compared to net cash provided by investing activities of $2.8 million for the three months ended October 31, 2012. The net cash provided by investing activities for the three months ended October 31, 2013 was primarily related to $24.0 million of proceeds from sales and maturities of available-for-sale securities and $2.8 million in proceeds from sales of held-to-maturity securities, offset by $18.4 million of purchases of available-for-sale securities and $1.0 million of purchases of property and equipment. The net cash provided by investing activities for the three months ended October 31, 2012 was primarily related to $13.3 million of proceeds from sales and maturities of available-for-sale securities and $2.8 million in proceeds from sales of held-to-maturity securities, offset by $9.8 million of purchases of available-for-sale securities, $2.4 million in purchases of held-to-maturity securities, and $1.0 million of purchases of property and equipment.

We had $0.8 million in net cash used in financing activities for the three months ended October 31, 2013 as compared to net cash used in financing activities of $9.1 million for the three months ended October 31, 2012. The net cash used in financing activities for the three months ended October 31, 2013 was related to $0.8 million of payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises. The net cash used in financing activities for the three months ended October 31, 2012 was primarily related to stock repurchases of $8.5 million and the remainder was related to payments of tax withholdings for vested restricted stock units.

Credit Agreement

On November 27, 2013, in anticipation of the completion of the Acquisition and to fund the purchase price therefore, we entered into the Credit Agreement with ECT, SVB, as lender, administrative agent and issuing lender, and the Lenders from time to time party thereto. The Credit Agreement provides for a senior secured credit facility in favor of the Borrowers in the aggregate principal amount of up to $55.0 million (the Facility).

The Facility consists of a term loan facility for $50.0 million that was advanced to us on November 27, 2013 (the Term Loan) and a revolving credit facility (including a letter of credit facility) for up to $5.0 million (the Revolving Loan and, together with the Term Loan, the Loans) that is available from time to time for five years after November 27, 2013 (the Closing Date). Under the terms of the Credit Agreement, not more than one time during the period commencing on the Closing Date until the close of business on the date that is one day prior to the 42-month anniversary of the Closing Date, the Facility may be increased by an aggregate amount not to exceed $20.0 million through an additional facility on a pari passu basis with the Term Loan, subject to specified conditions and the agreement of one or more Lenders to participate therein.

All obligations under the Facility are secured by a first priority security interest in substantially all of the Borrowers’ existing and future assets, including a pledge of the stock or other equity interests of the Borrowers’ domestic subsidiaries and of any first tier foreign subsidiaries, provided that not more than 66% of the voting stock of any such foreign subsidiaries shall be required to be pledged.

The Credit Agreement requires that the Term Loan be repaid in quarterly installments, with 5% of the principal due the first year, 7.5% of principal due the second year, 10% of principal due the third year, 12.5% of principal due the fourth year, 15% of principal due the fifth year, and a final payment of $25.0 million due on the fifth anniversary of the Closing Date (the Maturity Date). All outstanding Loans under the Facility mature on the Maturity Date unless earlier payment is required under the terms of the Credit Agreement. The Term Loan is subject to mandatory prepayment as described in the Credit Agreement. Loans outstanding under the Facilities may, at the Borrowers’ option, be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the Credit Agreement.

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 2.50%) based on a ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the Leverage Ratio), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. Certain customary fees and expenses are also payable in connection with the Facility.

The proceeds of the Term Loan were primarily used to fund the purchase price with respect to the Acquisition.

The Credit Agreement contains customary affirmative and negative covenants, subject in certain cases to baskets and exceptions, including negative covenants with respect to indebtedness, liens, fundamental changes, dispositions, restricted payments, investments, ERISA matters, matters relating to subordinated debt, affiliate transactions, sale and leaseback transactions, swap agreements, accounting changes, negative pledge clauses, clauses restricting subsidiary distributions, lines of business, amendments to certain documents and use of proceeds. The Credit Agreement also contains customary reporting and other affirmative covenants. The Credit Agreement contains a consolidated fixed charge coverage ratio, consolidated leverage ratio and liquidity requirements.

Our obligations under the Facility may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, the failure to comply with covenants, ERISA defaults, judgment defaults, bankruptcy and insolvency defaults and cross defaults to material indebtedness.

Pursuant to the Purchase Agreement dated September 6, 2013 and in connection with the closing of the Acquisition dated December 1, 2013, we paid the Sellers an aggregate purchase price of $93.5 million of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of a promissory note by us to Dover in the original principal amount of $20.0 million. The cash purchase price is subject to a post-closing working capital adjustment, and will be increased by an amount equal to specified cash balances held by the Sellers as of the closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Sellers as of the closing. Subject to certain conditions, the original principal amount of the promissory note is also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory note in full prior to such date. The promissory note accrues interest on the unpaid balance for each day that it remains outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. On or prior to December 1, 2013, we and Dover, or their affiliates, respectively, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain ongoing relationships between us and Dover and their respective affiliates following the closing. Pursuant to the Purchase Agreement, we have also agreed to assume certain liabilities related to the Acquired Businesses.

We expect the debt obligations resulting from the Acquisition in accordance with the Purchase Agreement and Credit Agreement to have a material impact on our liquidity and capital resources in the near future. We are currently evaluating the impact to our liquidity of post-Acquisition synergy activities.

Commitments and Contingencies

As of October 31, 2013, our major outstanding contractual obligations are related to our rental properties, other operating leases, and inventory purchase commitments.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2013 or July 31, 2013.

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

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2013 or July 31, 2013.

The aggregate outstanding amount of our contractual obligations was $34.6 million as of October 31, 2013. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of October 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2014	2015-2016	2017-2018	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$20,097	$4,109	$9,045	$4,124	$2,819
Inventory commitments	14,498	14,498	—	—	—

Total Contractual Obligations	$34,595	$18,607	$9,045	$4,124	$2,819

Off-Balance Sheet Arrangements

As of October 31, 2013 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our Market Risk exposure since the filing of the 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the fiscal quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. Before deciding to purchase, hold or sell our common stock, you should carefully consider the following information, the other information in this Quarterly Report on Form 10-Q (Quarterly Report), and information contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 (Annual Report) and in our other filings with the Securities and Exchange Commission, or SEC. This Quarterly Report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “should,” “intends,” “estimates,” “seeks” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. We do not assume any obligation to update any forward-looking statement we make.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report.

*Our mergers and acquisitions may be costly, difficult to integrate, disrupt our business, dilute stockholder value, and divert management attention, which may limit our ability to realize the anticipated benefits of such transactions.

On December 1, 2013, we completed our purchase from Dover Printing & Identification, Inc. or its specified affiliates (together with Dover, the Sellers) all assets of the Sellers used exclusively or primarily in connection with Dover’s ECT and MT businesses (collectively, the Acquired Businesses) pursuant to the Master Sale and Purchase Agreement, dated September 6, 2013 (the Purchase Agreement), with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (Dover Parent). Pursuant to the Purchase Agreement, we also assumed the specified liabilities that we agreed to assume and acquired all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that were engaged in the Acquired Businesses, including Everett Charles Technologies LLC. We refer to this transaction as the Acquisition.

See Note 10 and Note 11 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a more complete description of the Acquisition.

The Acquisition is substantial in size, scope, and complexity, and entails many changes, including the integration of the ECT Business and the MT Business, Dover personnel and Dover systems with our operations. These transition activities are complex and we have incurred and will continue to incur significant costs related to the Acquisition, and the commercial and financial success of the acquisition is subject to many risks including those set forth below:

•	We might not be successful in integrating employees, products and technology with our existing business, and such integration may divert significant management attention from our existing business;

•	We may realize greater expenses than we anticipated from the Acquisition;

•	We may fail to realize synergies that we anticipated from the Acquisition;

•	We may fail to retain key executives and employees, which could reduce the likelihood of success of the Acquisition;

•	We may encounter difficulties in the assimilation of employees and corporate cultures;

•	The combination of the companies may not deliver to our customers the benefits that we have anticipated, which may result in customers reducing their aggregate spending with the ECT Business, the MT Business and/or with our existing businesses;

•	We may have difficulty in developing, manufacturing and marketing the products of newly acquired companies in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies;

•	We may assume unforeseen legal, regulatory, intellectual property or other liabilities;

•	We will have less cash available for other purposes, including acquisitions of technologies or businesses.

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

* Our sole market is the highly cyclical semiconductor industry, which causes a cyclical impact on our financial results.

We sell capital equipment and peripheral connectivity products to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Although industry order rates increased in portions of fiscal 2011, industry conditions weakened as we entered fiscal 2012 and continued to weaken through fiscal 2013. The timing and level of sustained industry recovery is uncertain at this time. The ability to forecast the business outlook for our industry is typically limited to three months. As a result, our expectations for our business for the fiscal year ending July 31, 2014 (fiscal 2014) remain uncertain. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

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

*We may not be able to pay our debt and other obligations

In connection with the acquisition of the ECT Business and the MT Business as discussed in Note 10 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we have incurred substantial indebtedness to fund the purchase price as discussed in Note 11 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We may incur substantial additional indebtedness in the future. The level of indebtedness, among other things, could:

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

We may not be able to meet our debt service obligations, including our obligations under the Credit Agreement with Silicon Valley Bank. If we are unable to maintain certain financial covenants, we would be in default under the credit facility with Silicon Valley Bank, which could permit the bank to accelerate the maturity of the facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

*We may need financing, which could be difficult to obtain.

In the event we need to raise additional funds, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity securities to obtain financing, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock and place restrictions on how we operate our business. If we incur substantial indebtedness in the future, we may be required to dedicate a substantial portion of any cash flow from operations to our debt service obligations, thereby reducing the amount of cash flow available for other purposes, including capital expenditures, limit our flexibility in planning for, or reacting to changes in, our business and the industry in which we compete, make it more difficult for us to obtain any other necessary future financing and make us more vulnerable in the event of a further downturn in our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

*Our sales and operating results have fluctuated significantly from period to period, including from one quarter to another, and they may continue to do so.

Our quarterly and annual operating results are affected by a wide variety of factors that have had and could continue to have material and adverse effects on our financial condition and stock price or lead to significant variability in our operating results or our stock price, including the following:

•	the fact that sales of a limited number of test systems or handlers may account for a substantial portion of our net sales in any particular fiscal quarter;

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix;

•	the configurations of systems sold;

•	the customers to whom we sell our systems; or

•	volume;

•	a long sales cycle due to the significant investment made by our customers in installing our systems and the time required to incorporate our systems into our customers’ design or manufacturing process; and

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,

•	excess production capacity our customers,

•	shorter than expected lifecycles of our customers’ semiconductor devices,

•	uncertain market acceptance of products developed by our customers, or

•	our own research and development.

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

A substantial amount of the shipments of our systems for a particular quarter may occur late in the quarter. Our shipment pattern may expose us to significant risks of not meeting our expected financial results for each quarter in the event of problems during the complex process of final, test and acceptance prior to revenue recognition. If we were to experience problems of this type late in our quarter, shipments could be delayed and our operating results could fall below expectations.

*Our dependence on subcontractors and sole source suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on one subcontractor to manufacture our test systems and multiple other subcontractors for the manufacture of the components and subassemblies used to produce our test systems. Certain of the suppliers for certain components and subassemblies are sole source suppliers. We have no long term supply agreements with our test system contract manufacturers and purchase products through individual purchase orders. For all of our products, we may be required to qualify new or additional subcontractors and suppliers due to capacity constraints, competitive or quality concerns or other risks that may arise, including as a result of a change in control of, or deterioration in the financial condition of, a supplier or subcontractor. The process of qualifying subcontractors and suppliers is lengthy. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality, and high costs. In addition, the manufacture of certain of these components and subassemblies is an extremely complex process. If a supplier became unable to provide parts in the volumes needed, at the required standards of quality or at an acceptable price, we would have to identify and qualify acceptable replacement parts from alternative sources of supply or manufacture such components or subassemblies internally. The failure to qualify acceptable replacement subcontractors or suppliers quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

We also may be unable to engage alternative sources for the production of our products on a timely basis or upon terms favorable to us, if at all. If we are required for any reason to seek a new manufacturer of our products, an alternate manufacturer may not be available and, in any event, transitioning to a new manufacturer would require a significant lead time of nine months or more and would involve substantial expense and disruption of our business. Our systems are highly sophisticated and complex capital equipment, with many custom components, and final assembly requires specific technical know-how and expertise. These factors could make it more difficult for us to find a new manufacturer of our systems if our relationship with our outsource suppliers is terminated for any reason, which would cause us to lose revenues and customers.

We are dependent on certain semiconductor device manufacturers as sole source suppliers of certain sub-assemblies and components used in our systems which are manufactured in accordance with our proprietary design and specifications. We have no written supply agreement with these sole source suppliers and purchase our custom components through individual purchase orders. If one of our sole source suppliers were to fail to produce or provide the parts they agreed to build for us at the specifications, price or volume required, we would face a significant delay in the final production of our products because we do not have redundant capacity available, and our revenue and results of operations would be materially and adversely affected.

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

*We may not be able to deliver custom hardware options and related applications to satisfy specific customer needs in a timely manner.

The success of our business relies in substantial part on our ability to develop and deliver customized hardware and applications to meet our customers’ specific test requirements. Our equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to provide a system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation together with the risks discussed above under, “The market for semiconductor test equipment is highly concentrated, and we have limited opportunities to sell our products” may make it substantially more difficult for us to sell systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

*Our dependence on international sales and non-U.S. suppliers involves significant risk.

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 83% of our revenues for fiscal 2013, 77% of our revenues for fiscal 2012 and 85% of our revenues for fiscal 2011. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier for test systems in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

*Our market is highly competitive, and we have limited resources to compete.

The semiconductor test equipment industry is highly competitive in all areas of the world. There are other domestic and foreign companies that participate in the markets for each of our products. Our main competitors in the test industry are Advantest Corporation and Teradyne Inc. These competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities than we have.

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

*Development of our products requires significant lead-time and expenditures, and we may fail to correctly anticipate the technical needs of our customers.

Our systems are used by our customers to develop, test and manufacture their new semiconductor devices. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ semiconductor devices, requiring us to make significant capital investments to develop new test equipment for our customers well before their devices are introduced. If our customers fail to introduce their devices in a timely manner or the market does not accept their devices, we may not recover our capital investment, in whole or in part. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not generate revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction of products embodying new technologies or features by our competitors. Furthermore, if we were to make announcements of product delays, or if our competitors were to make announcements of new test systems, these announcements could cause our customers to defer or forego purchases of our test systems, which would also hurt our business.

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

*Our stock price is volatile.

In the twelve-month period ending on October 31, 2013, our stock price ranged from a low of $4.05 to a high of $7.30. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill, intangible assets and long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with Topic 350, Intangibles—Goodwill and Other, to the Financial Accounting Standards Board Codification.

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

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 15, 2011 through October 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of program	—	$—	—	$25,000,000
Fiscal year ended 7/31/2012	1,652,394	$5.84	1,652,394	$15,474,033
Fiscal year ended 7/31/2013	1,642,272	$5.50	1,642,272	$6,265,866
Quarter ended 10/31/2013	—	$—	—	$6,265,866

Total	3,294,666	$5.67	3,294,666

(1)	On September 15, 2011, the board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

There were no repurchases of common stock in the three months ended October 31, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: December 10, 2013	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Master Sale and Purchase Agreement, made and effective as of September 6, 2013, by and among LTX-Credence Corporation, Dover Printing & Identification, Inc. and, for the limited purposes set forth therein, Dover Corporation. (Incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on September 9, 2013)

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith