Form 10-Q
period 2014-01-31
LTX-CREDENCE CORP
filed 2014-03-12
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2014
Common Stock, $0.05 par value per share	48,360,908 shares

LTX-CREDENCE CORPORATION

LTX-CREDENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,294	$28,235
Marketable securities	42,531	96,159
Accounts receivable—trade, net of allowances of $0	68,732	28,102
Accounts receivable—other	138	963
Inventories	70,570	29,139
Prepaid expenses and other current assets	4,722	2,497

Total current assets	238,987	185,095
Property and equipment, net	36,380	16,647
Intangible assets, net	10,054	1,571
Goodwill	43,030	43,030
Other assets	3,612	1,258

Total assets	$332,063	$247,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,813	$—
Accounts payable	23,125	13,266
Accrued expenses	34,331	19,352
Deferred revenue and customer advances	4,360	5,084

Total current liabilities	64,629	37,702
Long-term debt, less current portion	64,563	—
Other long-term liabilities	13,099	11,402
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	2,416	2,384
Additional paid-in capital	747,878	746,020
Accumulated other comprehensive income (loss)	402	(64)
Accumulated deficit	(560,924)	(549,843)

Total stockholders’ equity	189,772	198,497

Total liabilities and stockholders’ equity	$332,063	$247,601

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net product sales	$60,063	$26,103	$84,344	$60,429
Net service sales	8,293	8,913	16,779	17,775

Net sales	68,356	35,016	101,123	78,204
Cost of sales	41,545	16,457	57,181	36,141

Gross profit	26,811	18,559	43,942	42,063
Engineering and product development expenses	15,801	13,203	28,679	25,595
Selling, general and administrative expenses	17,913	9,183	28,838	19,189
Amortization of purchased intangible assets	424	396	617	792
Restructuring	2,159	69	2,159	300

Loss from operations	(9,486)	(4,292)	(16,351)	(3,813)
Other income (expense):
Interest expense	(561)	(57)	(623)	(107)
Interest income	143	224	330	485
Bargain purchase gain	6,044	—	—	—
Other income, net	418	115	6,442	113

Loss before provision for (benefit from) income taxes	(3,442)	(4,010)	(10,202)	(3,322)
Provision for (benefit from) income taxes	739	(734)	879	(595)

Net loss	$(4,181)	$(3,276)	$(11,081)	$(2,727)

Net loss per share:
Basic and diluted	$(0.09)	$(0.07)	$(0.23)	$(0.06)
Weighted-average common and common equivalent shares used in computing net loss per share:
Basic and diluted	48,220	47,425	48,060	47,864
Comprehensive loss:
Net loss	$(4,181)	$(3,276)	$(11,081)	$(2,727)
Unrealized gain (loss) on marketable securities	(12)	71	91	(74)
Unrealized gain on currency translation	375	—	375	—

Comprehensive loss	$(3,818)	$(3,205)	$(10,615)	$(2,801)

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,081)	$(2,727)
Add non-cash items:
Stock-based compensation	2,425	2,378
Bargain purchase gain	(6,044)	—
Depreciation and amortization	3,765	4,262
Restructuring	2,159	300
Other	688	(263)
Changes in operating assets and liabilities:
Accounts receivable	11,644	7,814
Inventories	194	(2,345)
Prepaid expenses and other assets	1,230	574
Accounts payable	(3,620)	(3,652)
Accrued expenses	(8,834)	(2,895)
Deferred revenue and customer advances	(723)	(318)

Net cash (used in) provided by operating activities	(8,197)	3,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	88,758	41,720
Proceeds from sales and maturities of held-to-maturity securities	—	2,800
Purchases of available-for-sale securities	(35,654)	(28,379)
Purchases of held-to-maturity securities	—	(4,842)
Cash paid for acquired businesses, net of cash acquired	(66,928)	—
Purchases of property and equipment	(1,590)	(1,894)

Net cash (used in) provided by investing activities	(15,414)	9,405
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(9,208)
Proceeds from borrowing of bank term loan, net of fees	48,735	—
Principal payments of bank term loan	(625)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(946)	(1,010)
Proceeds from shares issued from employees’ stock purchase plan	412	389

Net cash provided by (used in) financing activities	47,576	(9,829)
Effect of exchange rate changes on cash and cash equivalents	94	208

Net increase in cash and cash equivalents	24,059	2,912
Cash and cash equivalents at beginning of period	28,235	29,446

Cash and cash equivalents at end of period	$52,294	$32,358

See accompanying Notes to Consolidated Financial Statements.

LTX-CREDENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

LTX-Credence Corporation (“LTX-Credence” or the “Company”), which includes the recently acquired Everett Charles Technologies (“ECT”), atg Luther & Maelzer (“atg L&M”) and Multitest (“Multitest”) businesses, is a global provider of test and handling capital equipment, interface products, test fixtures, and services to the semiconductor, industrial, and electronics manufacturing industries. The Company designs, manufacturers, markets and services systems and products that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. Semiconductor designers and manufacturers worldwide use the Company’s test and handling equipment and interface products to test their devices during the manufacturing process. The Company’s interface products include the design, manufacture and marketing of load boards, contactors, and pins used in various types of test equipment, and also in a wide variety of commercial and consumer applications. After testing, these semiconductor devices are incorporated into a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. The Company also designs, manufactures and markets printed circuit board (“PCB”) test systems used in the testing of pre-assembly PCBs. These testers are used to verify the quality of the PCB prior to the installation of components. The types of PCBs that are tested using the Company’s systems include a diverse set of electronic products including network servers, personal computers, tablet computers and mobile phones. The Company’s test fixture products include the design, manufacture, and marketing of in-circuit and functional-circuit test fixtures for testing assembled PCBs. The Company also sells hardware and software support and maintenance services for its products.

Unless otherwise noted, the historical financial results in this quarterly report on Form 10-Q do not give effect to the completion of the Company’s purchase of assets from Dover Printing & Identification, Inc. (“Dover”) and its specified affiliates used exclusively or primarily in connection with Dover’s Everett Charles Technologies and Multitest businesses on December 1, 2013. See Note 3 for additional information related to this acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the Rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and, accordingly, these footnotes condense or omit information and disclosures which substantially duplicate information provided in the Company’s latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended January 31, 2014 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2014.

These unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue based on guidance provided in Topic 605, Revenue Recognition, to the Financial Accounting Standards Board Codification (“FASB ASC”) and Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

Revenue related to product sales is recognized when: (a) the Company has a written sales agreement; (b) delivery has occurred or service has been rendered; (c) the price is fixed or determinable; (d) collectability is reasonably assured; (e) the product delivered is a standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. When sales to a customer involve multiple elements, revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, and (5) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The arrangement consideration, or the amount of revenue to be recognized on each separate unit of accounting, is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.

Revenue related to spare parts is recognized on shipment.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Net service sales as presented in the Company’s Consolidated Statement of Operations includes revenue associated with LTX-Credence maintenance and service contracts only.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2014	July 31, 2013
	(in thousands)
Material and purchased components	$25,591	$15,379
Work-in-process	22,697	2,887
Finished equipment, including inventory consigned to customers	22,282	10,873

Total inventories	$70,570	$29,139

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2014 and July 31, 2013, inventory was stated net of inventory reserves of $44.5 million and $41.8 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of.

As of January 31, 2014 and July 31, 2013, the Company had inventory of $70.6 million and $29.1 million, respectively, consisting primarily of semiconductor testers (X-Series, ASL, ASLx, Diamond, and Diamondx products), handlers, and PCB testers.

Goodwill and Other Intangibles

The Company performs its annual goodwill impairment test as required under the provisions of ASC 350-10, Intangibles—Goodwill and Other on July 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company’s goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, and from the Company’s merger with Credence Systems Corporation (“Credence”) on August 29, 2008. There was no goodwill associated with the acquisition of the ECT and Multitest businesses on December 1, 2013. As a result of the recent Acquisition, the Company is still evaluating the impact on the structure of the reporting units of the combined company. During the quarter ending January 31, 2014, the Company did not identify any triggering events that would result in an interim test of goodwill.

Amortizable intangible assets which relate to the acquisition of the ECT and Multitest businesses and the Credence merger, consist of the following, and are included in intangibles assets, net on the balance sheets:

	Estimated Useful Life	As of January 31, 2014
Description		Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—ASL	6.0	$16,000	$(15,869)	$131
Developed technology—Diamond	9.0	9,400	(9,023)	377
Maintenance agreements—Credence	7.0	1,900	(1,222)	678

	Estimated Useful Life	As of January 31, 2014
Description		Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology — Multitest	10.0	1,300	(69)	1,231
Developed technology — Everett Charles Technologies	10.0	600	(32)	568
Developed technology — atg L&M	10.0	1,800	(87)	1,713
Customer relationships	7.0	400	(44)	356

Total intangible assets		$31,400	$(26,346)	$5,054

		As of July 31, 2013
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—ASL	6.0	16,000	(15,737)	263
Developed technology—Diamond	9.0	9,400	(8,906)	494
Maintenance agreements—Credence	7.0	1,900	(1,086)	814

Total intangible assets		$27,300	$(25,729)	$1,571

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 2.7 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2014	$1,080
2015	1,429
2016	982
2017	564
2018	362
Thereafter	637

Total	$5,054

Also included in intangible assets, net on the balance sheets at January 31, 2014 is $5.0 million of trademarks which were acquired in the Acquisition. These assets have indefinite lives and are therefore not subject to amortization by the Company.

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of January 31, 2014 and July 31, 2013 there were no indicators that required the Company to conduct a recoverability test as of those dates.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other expense, net, and were not significant for the three and six months ended January 31, 2014 and 2013. The functional currency of the Acquired Businesses was historically the local currency and net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss). The Company recorded $0.3 million of net foreign currency translation gain for the period December 1, 2013 to January 31, 2014. The Company is in the process of reevaluating its functional currency.

Product Warranty Costs

Certain of the Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company generally offers a warranty for most of its products, the standard terms and conditions of which are based on the product sold and the customer. For all products sold, subject to warranty, the Company accrues a liability for the estimated cost of standard warranty at the time of product shipment. Factors that impact the expected product warranty liability include the number of installed products, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded product warranty liability and adjusts it as necessary.

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the six months ended January 31, 2014 and 2013:

	Six Months Ended January 31,
Product Warranty Activity	2014	2013
	(in thousands)
Balance at beginning of period	$1,217	$1,672
Warranty reserve acquired from ECT and Multitest	1,970	—
Warranty expenditures for current period	(1,966)	(2,025)
Changes in liability related to pre-existing warranties	(98)	(33)
Provision for warranty costs in the period	1,782	1,644

Balance at end of period	$2,905	$1,258

Engineering and Product Development Expenses

The Company expenses all engineering, research and development expenses as incurred.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were insignificant for the three and six months ended January 31, 2014 and 2013.

Income Taxes

Provision for income taxes relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe and the release of reserves due to statute of limitation expirations.

As of January 31, 2014 and July 31, 2013, the Company’s total liability for unrecognized income tax benefits was $6.6 million and $6.8 million, respectively (of which $3.0 million and $3.2 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of January 31, 2014 and July 31, 2013, the Company had accrued approximately $0.9 million for potential payment of accrued interest and penalties.

The Company conducts business globally and, as a result, the Company and its subsidiaries or branches file income tax returns in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Singapore, Malaysia, China, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for the years prior to 1998.

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

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under various stock-based compensation plans, including the Company’s 2010 Stock Plan, as amended on November 26, 2010 (“2010 Plan”), the Company’s 2004 Stock Plan, the Company’s 2001 Stock Plan, the Company’s 1999 Stock Plan, and the Company’s 1993 Stock Plan. In addition, the Company assumed and has made awards that remain outstanding under the StepTech, Inc. Stock Option Plan as part of its acquisition of StepTech, Inc. (“StepTech”) in 2003 and the Credence 2005 Stock Incentive Plan in connection with the Credence merger. The Company can only grant new awards under the 2010 Plan.

The Company recognizes stock-based compensation expense for its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (“Topic 718”). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. The Company recorded stock-based compensation expense of approximately $1.3 million and $2.4 million for the three and six months ended January 31, 2014, in connection with its share-based payments. The Company recorded stock-based compensation expense of approximately $1.2 million and $2.4 million for the three and six months ended January 31, 2013 in connection with its share-based payments.

During the three months ended January 31, 2014, the Company granted 807,100 restricted stock unit awards, all of which were service-based. A majority of these awards, or 747,000 units, vest 25% in each of the next four years. The remainder of the awards vest within twelve months from the grant date.

Net loss per share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Because the Company was in a net loss position for all periods presented, diluted loss per share equals basic loss per share. The Company’s net loss and diluted loss per share for the three and six months ended January 31, 2014 and January 31, 2013 is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net loss	$(4,181)	$(3,276)	$(11,081)	$(2,727)
Basic and diluted earnings per share:
Weighted average shares outstanding- basic and diluted	48,220	47,425	48,060	47,864
Basic and diluted loss per share	$(0.09)	$(0.07)	$(0.23)	$(0.06)

For the three and six months ended January 31, 2014 and 2013, options to purchase approximately 0.6 million shares and 1.0 million shares, respectively, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 2.0 million and 2.1 million restricted stock units, respectively, for the periods ended January 31, 2014 and 2013 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

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

Gross unrealized gains and losses on investments held by the Company for the three and six months ended January 31, 2014 and 2013 were not significant. Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive loss and are included in Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Loss. The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other temporary impairment losses in the three and six months ended January 31, 2014 or 2013.

Property and Equipment

Property and equipment acquired is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of January 31, 2014 and July 31, 2013 are summarized as follows:

	January 31, 2014	July 31, 2013	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$50,951	$58,461	5 or 7
Machinery, equipment and internally manufactured systems	46,030	34,587	3-7
Land	6,147	2,524	indefinite
Building	6,227	—	10-40
Office furniture and equipment	3,025	2,014	3-8
Purchased software	492	488	3
Leasehold improvements	6,963	6,983	Lesser of lease term or useful life, not to exceed 10 years

Property and equipment, gross	119,835	105,057
Less: accumulated depreciation and amortization	(83,455)	(88,410)

Property and equipment, net	$36,380	$16,647

3. BUSINESS COMBINATION

Acquisition of Everett Charles Technologies LLC and Multitest

On September 6, 2013, the Company entered into a Master Sale and Purchase Agreement (the “Purchase Agreement”) with Dover Printing & Identification, Inc. (“Dover”) and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (“Dover Parent”). Pursuant to the Purchase Agreement, the Company agreed to purchase from Dover or its specified affiliates (collectively, the “Sellers”) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the “ECT Business,” and such assets and intellectual property, the “ECT Assets”) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the “MT

Business,” and such assets and intellectual property, the “MT Assets”). The Company also agreed to assume certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses or the Acquired Assets (as defined below). Under the Purchase Agreement, the Company would also acquire all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that are engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the “Acquired Shares”). The ECT Business and the MT Business are collectively referred to as the “Acquired Businesses” and the ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the “Acquired Assets.” The asset and share purchase transactions effected pursuant to the Purchase Agreement are collectively referred to as the “Acquisition.”

On December 1, 2013, the Company completed the Acquisition pursuant to the Purchase Agreement. Pursuant to the Purchase Agreement, in connection with the closing of the Acquisition (the “Closing”), the Company paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by the Company to certain Sellers in the original aggregate principal amount of $20.0 million. Pursuant to the Purchase Agreement, the cash purchase price was increased by $11.5 million, an amount equal to specified cash balances held by the Acquired Businesses as of the Closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Acquired Businesses as of the Closing. The cash purchase price was also increased by $2.6 million for a working capital adjustment as specified in the Purchase Agreement.

Subject to certain conditions, the original principal amount of the promissory notes are subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to the Company’s relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, the Company executed leases for two new facilities, and in February 2014, the Company provided Dover with written certification of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory note issued to Dover was reduced by $2.0 million. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by LTXC at any time without penalty prior to May 1, 2019.

After giving effect to the post-Closing purchase price adjustments described above, and including the reduction to the promissory note, the aggregate purchase price paid to the Sellers as of the date of this report is $105.6 million.

On or prior to December 1, 2013, the Company and Dover, or their affiliates, respectively, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain ongoing relationships between the Company and Dover and their respective affiliates following the Closing.

In accordance with Topic 805, Business Combinations, to the FASB ASC and based on the terms of the Acquisition, the Company is the accounting acquirer.

During the two months ended January 31, 2014, the Acquired Businesses generated approximately $40.0 million of revenue, which is included in net product sales in the Company’s Consolidated Statement of Operations for the three and six months ended January 31, 2014. These Acquired Businesses also generated $2.8 million of net income for the two months ended January 31, 2014.

As of the date of this filing, the Company estimates that it will incur approximately $4.8 million of restructuring and integration charges associated with workforce reductions and facility consolidation associated with the Acquisition. In accordance with the provisions of FASB ASC 805, these costs will be expensed as incurred and not allocated to the purchase price. Upon completion of the fair value assessment after the Acquisition, the Company anticipates that the final purchase price allocation may differ from the preliminary assessment outlined below. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to the gain on bargain purchase. The fair value estimates for the assets acquired and liabilities assumed for the Acquisition was based upon preliminary calculations and valuations, and the Company’s estimates and assumptions for the acquisition are subject to change as the Company obtains additional information during the respective measurement periods (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain asset and liabilities acquired.

The following is a summary of the estimated purchase price for the Acquired Assets:

(in thousands)
Cash paid for Acquired Assets	$87,571
Seller financing – Dover Promissory Note	18,000

Estimated Purchase price	$105,571

The following table summarizes the preliminary amounts recognized for the Acquired Assets and liabilities assumed as of the date of Closing. The allocation of purchase price is still preliminary as the Company is in the process of finalizing its valuation analysis. Any post-Closing true-up adjustments will have a corresponding purchase price adjustment.

The estimated purchase price has been allocated based on the fair value of net assets acquired as follows:

Allocation of purchase consideration	(in thousands)
Fair value of assets acquired as of December 1, 2013:
Cash	$18,024
Accounts Receivable	51,440
Inventory	42,567
Property, plant and equipment	20,664
Identifiable intangible assets	9,100
Other assets	1,062

Assets acquired:	$142,857
Fair value of liabilities acquired:
Liabilities	(28,635)
Deferred taxes	(2,607)

Adjusted net assets acquired	$111,615
Estimated purchase price	(105,571)

Bargain purchase gain	$6,044

The overall fair value of the net assets acquired by the Company exceeded the amount paid, which resulted in the recognition of a bargain purchase gain by the Company during the quarter ending January 31, 2014. This bargain purchase gain was recorded as a component of Other income, net on the Company’s consolidated statement of operations. The Company believes it was able to acquire ECT and Multitest for less than the fair value of its net assets since ECT and Multitest had been held as discontinued operations by Dover Corporation for more than one year.

Valuation of Intangible Assets and Goodwill

The overall fair value of the Multitest and ECT businesses of Dover has been allocated to tangible assets acquired and assumed liabilities. The Company has then allocated the fair value in excess of net tangible assets acquired to identifiable intangible assets, based upon a detailed valuation that uses information and assumptions provided by management, as further described below.

Identifiable Intangible Assets

As part of the preliminary purchase price allocation, identifiable intangible assets of the Acquired Businesses include developed technology, customer relationships and trademarks.

The consolidated financial statements include estimated identifiable intangible assets with a fair value aggregating $9.1 million, which will be amortized based on the pattern and period over which the economic benefits of the intangible assets are realized. The current estimated weighted average period is 10.9 years. The Company engaged independent valuation advisors to assist the Company in estimating the identifiable intangible asset value. The estimated identifiable intangible asset value is primarily based on information and assumptions developed by the Company’s management, certain publicly available information, and discussions with management of the Acquired Businesses. These estimates will be adjusted based upon the completion of the Company’s final valuation. The final valuation is expected to be completed within 12 months after the Closing of the Acquisition.

The Company primarily used the income approach to value the developed technology and other acquired identifiable intangible assets of the Acquired Businesses. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting the future cash flows to present value using a risk adjusted discount rate.

In estimating the useful life of the acquired intangible assets of the Acquired Businesses, the Company considered paragraph 11 of FASB ASC 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company will amortize these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as the Company believes this amortization methodology approximates the pattern in which the economic benefits of the intangible assets will be derived.

In accordance with the provisions of FASB ASC 350, the Company has identified trademarks, having a fair value of $5 million, acquired in the Acquisition as having indefinite useful lives; therefore these assets are not subject to amortization. The Company will test these assets for impairment at least annually, or, if a triggering event occurs, more frequently.

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of the Company, and the Acquired Businesses, as if the Acquisition had occurred at the beginning of the three and six months ended January 31, 2014, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net sales	$86,272	$94,750	$191,797	$206,219
Net loss	$(6,440)	$(5,403)	$(10,580)	$(14,689)
Net loss per share—basic and diluted	$(0.13)	$(0.11)	$(0.22)	$(0.31)

The pro forma net loss for the three and six months ended January 31, 2014 includes $2.2 million of charges related to the Acquisition for restructuring costs and approximately $0.4 million of acquisition costs, which were incurred after December 1, 2013. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Acquisition occurred at the beginning of the periods presented.

4. SEGMENT REPORTING

As a result of the Acquisition on December 1, 2013, the Company is currently assessing its reporting segments in accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC.

Geographic Information

The Company’s net sales to geographic area for the three and six months ended January 31, 2014 and 2013, along with its long-lived assets at January 31, 2014 and July 31, 2013, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Net sales:
United States	$17,079	$8,638	$21,514	$15,703
Taiwan	11,763	8,128	24,386	20,335
Philippines	2,437	4,232	5,590	11,846
Malaysia	3,391	3,873	5,314	8,255
Hong Kong/China	6,329	2,639	9,072	6,287
Germany	5,166	2,418	6,562	3,979
Singapore	8,870	1,128	12,249	3,855
All other countries	13,321	3,960	16,436	7,944

Total Net Sales	$68,356	$35,016	$101,123	$78,204

Long-lived assets consist of property and equipment:

	January 31, 2014	July 31, 2013
	(in thousands)
Long-lived assets:
United States	$24,973	$14,844
Malaysia	4,083	3
Germany	4,012	140
China	1,281	—
Japan	634	311

	January 31, 2014	July 31, 2013
	(in thousands)
Philippines	471	517
Singapore	408	311
Taiwan	377	—
All other countries	141	521

Total long-lived assets	$36,380	$16,647

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

On January 30, 2014, the Company announced a strategic restructuring plan in connection with ongoing efforts to reduce costs and maximize efficiencies in connection with the Acquisition. The Company recorded restructuring expense of $2.2 million during the six months ended January 31, 2014 related to headcount reductions in connection with the implementation of the restructuring plan. The Company expects to incur an additional $2.6 million of restructuring expense associated with employees with deferred end dates, as well as facility consolidations, during the remainder of fiscal 2014.

The balance assumed in the Acquisition relates to liabilities that were assumed by the Company from actions that existed prior to the Closing.

The following table sets forth the Company’s restructuring accrual activity for the six months ended January 31, 2014 and January 31, 2013:

	Severance Costs	Facility Leases	Total
		(in thousands)
Balance July 31, 2013	$2	$2,772	$2,774
Balance assumed from the Acquisition	447	—	447
Additions to expense	2,159	—	2,159
Accretion	—	124	124
Cash paid	(180)	(621)	(801)

Balance January 31, 2014	$2,428	$2,275	$4,703

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$2,303	$884	$3,187
Other long-term liabilities	125	1,391	1,516

Balance at January 31, 2014	$2,428	$2,275	$4,703

	Severance Costs	Facility Leases	Total
		(in thousands)
Balance July 31, 2012	$364	$3,697	$4,061
Additions to expense	231	69	300
Accretion	—	107	107
Stock based compensation	(48)	—	(48)
Cash paid	(302)	(759)	(1,061)

Balance January 31, 2013	$245	$3,114	$3,359

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$245	$938	$1,183

	Severance Costs	Facility Leases	Total
	(in thousands)
Other long-term liabilities	—	$2,176	$2,176

Balance at January 31, 2013	$245	$3,114	$3,359

6. COMMITMENTS AND CONTINGENCIES

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations in the aggregate is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2014 or July 31, 2013.

Subject to certain limitations, the Company indemnifies its current and former officers and directors in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of January 31, 2014 or July 31, 2013.

The Company had approximately $30.1 million and $14.8 million of non-cancelable inventory commitments with an outsourced supplier as of January 31, 2014 and July 31, 2013, respectively. The Company expects to consume the inventory through normal operating activity.

As a result of restructuring actions taken by the Company during the six months ended January 31, 2014, the Company has approximately $2.2 million in costs related to headcount reductions. The Company expects to pay these obligations through the first quarter of fiscal 2015.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2021. Minimum lease payment obligations under non-cancelable leases are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2014	$4,786
2015	6,550
2016	5,537
2017	3,934
2018	1,638
Thereafter	5,111

Total minimum lease payments	$27,556

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at January 31, 2014 and July 31, 2013:

	(in thousands)
	January 31, 2014	July 31, 2013
Accrued compensation	$14,061	$7,538
Accrued restructuring	3,187	1,037
Warranty reserve	2,905	1,217
Accrued income, and other taxes	1,891	1,115
Accrued vendor liability	1,850	2,153
Accrued commissions	1,608	912
Accrued professional fees	1,123	2,043
Other accrued expenses	7,706	3,337

Total accrued expenses	$34,331	$19,352

8. LONG TERM DEBT

Long-term debt consists of the following:

	January 31, 2014	July 31, 2013
	(in thousands)
Bank Term Loan under Credit Agreement	$49,376	$—
Seller Financing- Promissory Notes	18,000	—

Total debt	67,376	—
Less: current portion	2,813	—

Total long-term debt	$64,563	$—

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2014	$1,250
2015	5,938
2016	7,187
2017	8,437
2018	9,689
Thereafter	34,875

Total	$67,376

Credit Agreement

On November 27, 2013, in anticipation of the completion of the Acquisition and to fund a portion of the purchase price therefore, the Company entered into a credit agreement (the “Credit Agreement”) with Everett Charles Technologies LLC (together with the Company, the “Borrowers”), Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a senior secured credit facility in favor of the Borrowers in the aggregate principal amount of up to $55 million (the “Facility”).

The Facility consists of a term loan facility for $50 million that was advanced to the Company on November 27, 2013 (the “Term Loan”) and a revolving credit facility (including a letter of credit facility) for up to $5 million (the “Revolving Loan” and, together with the Term Loan, the “Loans”) that is available from time to time for five years after November 27, 2013 (the “Closing Date”). Under the terms of the Credit Agreement, not more than one time during the period commencing on the Closing Date until the close of business on the date that is one day prior to the 42-month anniversary of the Closing Date, the Facility may be increased by an aggregate amount not to exceed $20 million through an additional facility on a pari passu basis with the Term Loan, subject to specified conditions and the agreement of one or more Lenders to participate therein. At January 31, 2014, approximately $1.2 million was outstanding in the form of standby letters of credit. The standby letters of credit have various expiration dates, of which the last to expire is November 2014.

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

All outstanding Loans under the Facility mature on the Maturity Date unless earlier payment is required under the terms of the Credit Agreement. The Term Loan is subject to optional and mandatory prepayment in whole and part as described in the Credit Agreement, subject to certain criteria. Loans outstanding under the Facilities may, at the Borrowers’ option, be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the Credit Agreement.

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 2.50%) based on a ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The selection of the ratio is at the Company’s discretion. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. Certain customary fees and expenses are also payable in connection with the Facility. At January 31, 2014, the interest rate in effect on the Facility is 2.74%.

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

Seller Financing – Promissory Notes

Pursuant to the Purchase Agreement, in connection with the closing of the Acquisition, the Company issued promissory notes having an aggregate principal amount of $20.0 million to certain of the Seller.

Subject to certain conditions, the original principal amount of the promissory notes are subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to LTX-Credence’s relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, the Company executed leases for two new facilities, and in February 2014, the Company provided written certification to Dover of a planned relocation from certain properties of the Acquired Businesses. Accordingly, the Company was released of $2.0 million of the promissory note obligation. As of the date of this report, the face value of the promissory notes is $18.0 million.

The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by the Company at any time without penalty prior to May 1, 2019. The promissory notes are subject to prepayments of $1.3 million on December 1 and June 1 of each year, until the notes are paid in full.

Covenants

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

As of January 31, 2014, the Company was in compliance with these covenants, including the covenant that the Company maintains approximately $50 million in cash and cash equivalents in accounts with SVB to meet the minimum level of liquidity covenant.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of January 31, 2014 and as of July 31, 2013:

		Fair Value Measurements at Reporting Date Using (in thousands)
January 31, 2014	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$52,294	$52,294	$—	$—
Marketable securities (2)	42,531	4,741	37,790	—

Total assets	$94,825	$57,035	$37,790	$—

Long-term debt (3)	$67,376	$—	$67,376	$—

Total Liabilities	$67,376	$—	$67,376	$—

July 31, 2013	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$28,235	$28,235	$—	$—
Marketable securities (2)	93,306	8,553	84,753	—

Total assets	$121,541	$36,788	$84,753	$—

(1)	Cash and cash equivalents as of January 31, 2014 and July 31, 2013 included cash held in operating accounts of approximately $52.0 million and $25.9 million, respectively that were not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.

(2)	Marketable securities as of January 31, 2014 and July 31, 2013 excluded approximately $0 million and $2.8 million, respectively, of commercial paper which was held-to-maturity and not subject to fair value measurements.

(3)	The fair value of the Company’s long-term debt was estimated using inputs derived principally from market observable data, including current rates offered to the Company for debt of the same or similar maturities. Within the hierarchy of fair value measurement, these are level 2 inputs.

The carrying value of accounts receivable, prepaid expenses and accounts payable approximate fair value due to their short-term nature.

There were no assets or liabilities recorded at fair value on a non-recurring basis requiring valuation disclosures as of January 31, 2014 or as of July 31, 2013.

10. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program for up to $25 million of shares of the Company’s common stock. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. During the three and six months ended January 31, 2014, the Company did not repurchase any shares under this program. Cumulatively, as of January 31, 2014, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

12. SUBSEQUENT EVENTS

  On February 27, 2014, the Company’s Board of Directors and Compensation Committee thereof granted 300,000 restricted stock unit awards to certain employees, all of which are service-based. Of these awards, 96,000 vest 25% over each of the next four years. The remaining 204,000 awards vest 50% on December 1, 2014 and 50% on December 1, 2015. The Company will recognize the stock-based compensation expense related to these awards over their vesting periods.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, could, should, would, anticipates, expects, intends, plans, predicts, projects, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” in our Annual Report for the fiscal year ended July 31, 2013 filed on Form 10-K with the Securities and Exchange Commission on October 11, 2013 and those appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and reflect management’s estimates and analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

LTX-Credence Corporation (“LTX-Credence” or the “Company”), including the recently acquired atg-Luther & Maelzer, Everett Charles Technologies and Multitest businesses, is a global provider of test and handling capital equipment, interface products, test fixtures and services to the semiconductor, industrial, and electronics manufacturing industries. We design, manufacture, market and service systems and products that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. Semiconductor designers and manufacturers worldwide use our test and handling equipment and interface products to test their devices during the manufacturing process. Our interface products include the design, manufacturing and marketing of load boards, contactors, and pins used in various types of test equipment, and also in a wide variety of commercial and consumer applications. After testing, these devices are incorporated into a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. We also design, manufacture and market printed circuit board (PCB) test systems used in the testing of preassembly PCBs. These testers are used to verify the quality of the PCB prior to the installation of components. The types of PCBs that are tested using these systems include a diverse set of electronic products including network servers, personal computers, tablet computers and mobile phones. Our text fixture products include the design, manufacturing and marketing of in-circuit and functional-circuit fixture design and fabrication services for testing assembled PCBs. We also sell hardware and software support and maintenance services for our products.

The chart below displays our semiconductor and PCB manufacturing processes and identifies the product and service offerings at the various steps where our systems or products are used.

For our semiconductor test related businesses we focus our marketing and sales efforts on integrated device manufacturers (IDMs), outsourced semiconductor assembly and test providers, (OSATs), which perform assembly and testing services for the semiconductor industry, and fabless semiconductor companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of semiconductor test systems, handlers and interface products and provide a global network of strategically deployed applications and support resources. For our PCB test systems and PCBA test fixtures and design services, our marketing and sales efforts are focused on the manufacturers’ of PCBs, as well as the companies whose products the PCBs are incorporated.

On September 6, 2013, we entered into a Master Sale and Purchase Agreement (Purchase Agreement) with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (Dover Parent). Pursuant to the Purchase Agreement, we agreed to purchase from Dover or its specified affiliates (collectively, the Sellers) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the ECT Business, and such assets and intellectual property, the ECT Assets) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the MT Business, and such assets and intellectual property, the MT Assets). We also agreed to assume certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses or the Acquired Assets (as defined below). Under the Purchase Agreement, we would also acquire all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that are engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the Acquired Shares). The ECT Business and the MT Business are collectively referred to as the Acquired Businesses and the ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the Acquired Assets. The asset and share purchase transactions effected pursuant to the Purchase Agreement are collectively referred to as the “Acquisition.” On December 1, 2013, the Company completed the Acquisition pursuant to the Purchase Agreement

On November 27, 2013, in anticipation of the completion of the Acquisition and to fund the purchase price therefore, we entered into a credit agreement (Credit Agreement) with Everett Charles Technologies LLC (ECT and together with us, the Borrowers), Silicon Valley Bank, as lender, administrative agent and issuing lender (SVB), and the several lenders from time to time party thereto (the Lenders). The Credit Agreement provides for a senior secured credit facility in favor of the Borrowers in the aggregate principal amount of up to $55.0 million (the Facility). See the Liquidity and Capital Resources for more information regarding our obligations and expected impact to our liquidity from the Credit Agreement. See Note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a more complete description of the Business Combination.

Pursuant to the Purchase Agreement, in connection with the closing of the Acquisition, we paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by us to the certain Sellers in the original principal amount of $20.0 million. Pursuant to the Purchase Agreement, the cash purchase price was increased by $11.5 million, an amount equal to specified cash balances held by the Acquired Businesses as of the Closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Acquired Businesses as of the Closing. The cash purchase price was also increased by $2.6 million for a working capital adjustment as specified in the Purchase Agreement. After giving effect to the Post-Closing purchase price adjustments described above, and including the reduction in the promissory note, the aggregate purchase price paid to the Sellers as of the date of this report is $105.6 million.

Subject to certain conditions, the original principal amount of the promissory notes are also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory note in full prior to such date. In January 2014, we executed leases for two new facilities, and in February 2014, we provided Dover with written certification of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory note issued to Dover was reduced by $2.0 million. The promissory notes may be reduced further by $1.75 million subject to certification from us to Dover of other specified events that have not yet occurred. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. On or prior to December 1, 2013, we and Dover, or their affiliates, respectively, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain ongoing relationships between us and Dover and their respective affiliates following the closing. Pursuant to the Purchase Agreement, we have also agreed to assume certain liabilities related to the Acquired Businesses. See the Liquidity and Capital Resources section for more information regarding our obligations and expected impact to our liquidity pursuant to the Purchase Agreement.

Since the Acquisition closed prior to January 31, 2014, the Acquired Assets and liabilities assumed are included in our unaudited consolidated balance sheet as of January 31, 2014. Through January 31, 2014, we incurred an aggregate of approximately $3.4 million in expenses in connection with the Acquisition, and we expect to incur additional expenses relating to the integration of the Acquired Businesses into our operations.

Industry Conditions and Outlook

We sell capital equipment, consumables and services to companies that design, manufacture, assemble or test semiconductor devices and PCBs. The electronics manufacturing industry, of which semiconductors and PCBs are key components, is highly cyclical, causing a cyclical impact on our financial results. Approximately 50% of our revenues are derived from selling capital equipment. As a result, our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and PCBs and the products that incorporate them. Therefore, demand for our capital equipment and other products and services are dependent on growth in the electronics industry. In particular, three primary characteristics of the industry in which we operate drive the demand for our products and services:

•	increases in unit production of semiconductor devices and PCBs;

•	increases in the complexity of semiconductor devices and PCBs used in electronic products; and

•	the emergence of next generation electronic products requiring new semiconductor or PCB technologies.

The following graph shows the cyclicality in semiconductor test and handling equipment orders and shipments from fiscal 2007 through January 2014 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our products during industry slowdowns. During these slowdown periods, we implement cost reduction measures, such as the strict oversight of expenditures and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating expenses preserve our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. We believe that our competitive advantages in the semiconductor test and PCB test industries are primarily driven by the ability of our products to meet or exceed the cost and technical specifications required for the testing of advanced semiconductor devices and PCBs. Our current investment in engineering and product development is focused on enhancements and additions to our product offerings with new options, instruments and performance enhancements designed for specific market segments. We believe this will continue to differentiate our products from the product offerings of our competitors.

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

Inventory Reserves

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. These reserves are not reversed until the related inventory is sold or otherwise disposed. Our inventory reserves policy is described in Note 2.

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

Valuation of Goodwill

We perform our annual goodwill impairment test as required under the provisions of ASC 350-10, Intangibles—Goodwill and Other on July 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, and from our merger with Credence Systems Corporation (“Credence”) on August 29, 2008. There was no goodwill associated with the acquisition of the ECT and Multitest businesses on December 1, 2013. As a result of the recent acquisition, we are still evaluating the impact on the structure of the reporting units of the combined company. During the quarter ending January 31, 2014, we did not identify any triggering events that would result in an interim test of goodwill.

As discussed in Note 2, Summary of Significant Accounting Policies, contained in the Notes to the Consolidated Financial Statements included Part 1, Item 1 in this Quarterly Report on Form 10-Q, there were no impairment conditions present during the year and therefore we did not conduct an interim impairment test.

Valuation of Identifiable Intangible Assets

Our identifiable intangible assets include developed technology, distributor and key customer relationships, and trademarks.

We primarily used the income approach to value the existing technology and other intangible assets as of the date of acquisition. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

In estimating the useful life of the acquired intangible assets, we considered paragraph 11 of FASB ASC 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We have amortized these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as we believe this amortization methodology approximates the pattern in which the economic benefits of the intangible assets will be derived.

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of January 31, 2014 and July 31, 2013, there were no indicators that required us to conduct a recoverability test as of these dates.

Product Warranty Costs

We provide standard warranty coverage on our systems, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. Our product warranty cost policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

Recent Accounting Pronouncements

Our recent accounting pronouncements are described in Note 11, Recent Accounting Pronouncements, contained in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations in thousands, except for percent changes and per share data:

	Statement of Operations

	Three Months Ended January 31,			Six Months Ended January 31,
	2014	2013	% Change	2014	2013	% Change
Net product sales	$60,063	$26,103	130%	$84,344	$60,429	40%
Net service sales	8,293	8,913	(7)	16,779	17,775	(6)

Net sales	68,356	35,016	95	101,123	78,204	29
Cost of sales	41,545	16,457	152	57,181	36,141	58

Gross profit	26,811	18,559	44	43,942	42,063	4
Engineering and product development expenses	15,801	13,203	20	28,679	25,595	12
Selling, general and administrative expenses	17,913	9,183	95	28,838	19,189	50
Amortization of purchased intangible assets	424	396	7	617	792	(22)
Restructuring	2,159	69	3,029	2,159	300	619

Loss from operations	(9,486)	(4,292)	121	(16,351)	(3,813)	329
Other income (expense):
Interest expense	(561)	(57)	884	(623)	(107)	481
Interest income	143	224	(36)	330	485	(32)
Other income, net	6,462	115	5,519	6,442	113	5,587

Loss before provision for (benefit from) income taxes	(3,442)	(4,010)	(14)	(10,202)	(3,322)	207
Provision for (benefit from) income taxes	739	(734)	(201)	879	(595)	(248)

Net loss	$(4,181)	$(3,276)	28%	$(11,081)	$(2,727)	306%

Net loss per share:
Basic and diluted	$(0.09)	$(0.07)		$(0.23)	$(0.06)

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.8	47.0	56.5	46.2

Gross profit	39.2	53.0	43.5	53.8
Engineering and product development expenses	23.1	37.7	28.4	32.7
Selling, general and administrative expenses	26.2	26.2	28.5	24.5
Amortization of purchased intangible assets	0.6	1.1	0.6	1.0
Restructuring	3.2	0.2	2.1	0.4

Loss from operations	(13.9)	(12.2)	(16.2)	(4.8)
Other income (expense):
Interest expense	(0.8)	(0.2)	(0.6)	(0.1)
Interest income	0.2	0.6	0.3	0.6
Other income, net	9.5	0.3	6.4	0.1

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Loss before provision for (benefit from) income taxes	(5.0)	(11.5)	(10.1)	(4.2)
Provision for (benefit from) income taxes	1.1	(2.1)	0.9	(0.8)

Net loss	(6.1)%	(9.4)%	(11.0)%	(3.4)%

Three and Six Months Ended January 31, 2014 Compared to the Three and Six Months Ended January 31, 2013

Net sales. The increase in net sales for the three and six months ended January 31, 2014 as compared to January 31, 2013 is primarily due to net sales contributed by the ECT and Multitest Acquisition.

Net service sales decreased slightly in the periods presented primarily due to increased reliability of LTXC test equipment which reduces the demand for post-warranty service contracts and lower value service contracts based on the lower average selling price of the underlying testers.

Geographically, sales to customers outside of the United States were 75% of net sales for the three months ended January 31, 2014 and 2013 and 80% of net sales for the six months ended January 31, 2014 and 2013.

Gross profit. The total increase in gross profit for the periods presented was driven by higher net sales from ECT and Multitest. Gross profit for LTXC decreased for the three and six months ended January 31, 2014 as compared to the same periods in 2013. This decrease was due to less absorption of fixed cost of sales on lower LTXC net sales for the periods presented.

Engineering and product development expenses. The increase in engineering and product development expenses for the periods presented is due primarily to product development expenses incurred by ECT and Multitest from December 1, 2013 to January 31, 2014. Engineering and product development expenses for LTXC decreased for the three and six months ended January 31, 2014 as compared to the same periods in 2013. This decrease was due to a reduction of headcount-related expenses due to restructuring expense associated with the Acquisition, which was recognized in the quarter ended January 31, 2014.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily due to expenses incurred by ECT and Multitest from December 1, 2013 to January 31, 2014. This increase was also due to acquisition-related professional fees recognized in the three and six months ended January 31, 2014.

Amortization of purchased intangible assets. During the quarter ended January 31, 2014, we recorded an additional $9.1 million of intangible assets associated with the Acquisition. The increase in amortization for the periods shown is a result of the addition of these new intangible assets, which will be amortized over their expected useful lives. The periods presented include amortization from the acquired intangible assets from December 1, 2013 to January 31, 2014.

Restructuring. The restructuring expense recorded in the three months ended January 31, 2014 related to estimated severance and post-employment obligations related to headcount reductions during the period.

Interest expense. The increase in interest expense for the periods presented was driven by interest incurred on the bank term loan and the seller financing promissory note, which were executed in the quarter ending January 31, 2014 and the proceeds of which were used to fund the Acquisition.

Interest income. Interest income decreased in the periods presented due to a decrease in marketable securities held within our portfolio. We used approximately $35.0 million of marketable securities to fund a portion of the purchase price for the Acquisition.

Other expense, net. Other income, net for the quarter ending January 31, 2014 includes a bargain purchase gain of $6.0 million associated with the Acquisition. The remainder of other income, net includes the impact of changes in foreign exchange gains and losses.

Provision for (benefit from) income taxes. We recorded an income tax provision of $0.7 million in the three months ended January 31, 2014 which was primarily due to foreign tax on earnings generated in foreign jurisdictions and the release of reserves due to statute of limitation expirations.

As of January 31, 2014 and July 31, 2013, the total liability for unrecognized income tax benefits was $6.6 million and $6.8 million, respectively (of which $3.0 million and $3.2 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to ensure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the six months ended January 31, 2014 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2013	$124.4
Proceeds from bank term loan, net of fees	48.7
Cash paid for Acquired Businesses, net of cash acquired	(66.9)
Capital expenditures	(1.6)
Acquisition costs	(3.0)
Other cash used, net	(6.8)

Cash and cash equivalents and marketable securities at January 31, 2014	$94.8

As of January 31, 2014, we had net working capital of $174.4 million, as compared to net working capital of $147.4 million at July 31, 2013. Capital expenditures totaled approximately $1.6 million and $1.9 million for the six months ended January 31, 2014 and 2013, respectively. Capital expenditures for the six months ended January 31, 2014 and January 31, 2013, were composed primarily of capital related to certain engineering projects and spare parts to support our installed base of equipment.

We had $8.2 million in net cash used in operating activities for the six months ended January 31, 2014, as compared to net cash provided by operating activities of $3.1 million for the same period of the prior year. The net cash used in operating activities for the six months ended January 31, 2014 was primarily related to our net loss of $11.1 million and an increase in working capital of $0.1 million, adjusted for non-cash items including depreciation and amortization and stock based compensation of approximately $3.0 million. The net cash provided by operating activities for the six months ended January 31, 2013 was primarily related to our net loss of $2.7 million, adjusted for non-cash items including depreciation and amortization and stock based compensation, of approximately $6.6 million, and an increase in working capital of $0.8 million.

We had $15.4 million in net cash used in investing activities for the six months ended January 31, 2014 as compared to net cash provided by investing activities of $9.4 million for the six months ended January 31, 2013. The net cash used in investing activities for the three months ended January 31, 2014 was primarily related to $66.9 million of cash paid for the Acquired businesses, net of cash received from the Acquisition, $36.0 million of purchases of available-for-sale securities, and $1.6 million of purchases of property and equipment. This cash use was offset by $89.0 million from sales and maturities of marketable securities. The net cash provided by investing activities for the six months ended January 31, 2013 was primarily related to $41.7 million of proceeds from sales and maturities of available-for-sale securities and $2.8 million in proceeds from sales of held-to-maturity securities, offset in part by $28.4 million of purchases of available-for-sale securities, $4.8 million in purchases of held-to-maturity securities, and $1.9 million of purchases of property and equipment.

We had $47.5 million in net cash provided by financing activities for the six months ended January 31, 2014 as compared to net cash used in financing activities of $9.8 million for the six months ended January 31, 2013. The net cash provided by financing activities for the six months ended January 31, 2014 was related to $48.7 million of net proceeds from a bank term loan, offset in part by payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises. The net cash used in financing activities for the six months ended January 31, 2013 was primarily related to stock repurchases of $9.2 million as well as payments of tax withholdings for vested restricted stock units.

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

The Facility consists of a term loan facility for $50.0 million that was advanced to us on November 27, 2013 (the Term Loan) and a revolving credit facility (including a letter of credit facility) for up to $5.0 million (the Revolving Loan and, together with the Term Loan, the Loans) that is available from time to time for five years after November 27, 2013 (the Closing Date). Under the terms of the Credit Agreement, not more than one time during the period commencing on the Closing Date until the close of business on the date that is one day prior to the 42-month anniversary of the Closing Date, the Facility may be increased by an aggregate amount not to exceed $20.0 million through an additional facility on a pari passu basis with the Term Loan, subject to specified conditions and the agreement of one or more Lenders to participate therein. At January 31, 2014, approximately $1.2 million was outstanding in the form of standby letters of credit. The standby letters of credit have various expiration dates, of which the last to expire is November 2014.

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

The Credit Agreement requires that the Term Loan be repaid in quarterly installments, with 5% of the principal due the first year, 7.5% of principal due the second year, 10% of principal due the third year, 12.5% of principal due the fourth year, 15% of principal due the fifth year, and a final payment of $25.0 million due on the fifth anniversary of the Closing Date (the Maturity Date). All outstanding Loans under the Facility mature on the Maturity Date unless earlier payment is required under the terms of the Credit Agreement. The Term Loan is subject to optional and mandatory prepayment in whole and part as described in the Credit Agreement subject to certain criteria. Loans outstanding under the Facilities may, at the Borrowers’ option, be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the Credit Agreement.

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

The Credit Agreement contains customary affirmative and negative covenants, subject in certain cases to baskets and exceptions, including negative covenants with respect to indebtedness, liens, fundamental changes, dispositions, restricted payments, investments, ERISA matters, matters relating to subordinated debt, affiliate transactions, sale and leaseback transactions, swap agreements, accounting changes, negative pledge clauses, clauses restricting subsidiary distributions, lines of business, amendments to certain documents and use of proceeds. The Credit Agreement also contains customary reporting and other affirmative covenants. The Credit Agreement contains a consolidated fixed charge coverage ratio, consolidated leverage ratio and liquidity requirements including the covenant that we maintain approximately $50 million in cash and cash equivalents in accounts with Silicon Valley Bank to meet the minimum level of liquidity covenant. As of January 31, 2014 we were in compliance with these covenants.

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

Pursuant to the Purchase Agreement, in connection with the closing of the Acquisition, we paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by us to the certain Sellers in the original principal amount of $20.0 million. Pursuant to the Purchase Agreement, the cash purchase price was increased by $11.5 million, an amount equal to specified cash balances held by the Acquired Businesses as of the Closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Acquired Businesses as of the Closing. The cash purchase price was also increased by $2.6 million for a working capital adjustment as specified in the Purchase Agreement. After giving effect to the Post-Closing purchase price adjustments described above, and including the reduction in the promissory note, the aggregate purchase price paid to the Sellers as of the date of this report is $105.6 million.

Subject to certain conditions, the original principal amount of the promissory notes are also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory note in full prior to such date. In January 2014, we executed leases for two new facilities, and in February 2014, we provided Dover with written certification of our planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory note issued to Dover was reduced by $2.0 million. The promissory notes may be reduced further by $1.75 million subject to certification from us to Dover of other specified events that have not yet occurred. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. The promissory notes are subject to payments of $1.3 million due on December 1 and June 1 of each year, until the notes are paid in full.

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

Commitments and Contingencies

As of January 31, 2014, our major outstanding contractual obligations are related to our rental properties, other operating leases, bank term loan principal and interest, inventory purchase commitments, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2014 or July 31, 2013.

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

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2014 or July 31, 2013.

The aggregate outstanding amount of our contractual obligations was $137.8 million as of January 31, 2014. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of January 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2014	2015-2016	2017-2018	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$27,556	$4,786	$12,087	$5,572	$5,111
Inventory commitments	30,095	24,656	5,439	—	—
Severance	2,159	2,139	20	—	—
Bank Term Loan- Principal and Interest	54,667	1,926	10,625	15,053	27,063
Promissory Notes- Principal and Interest	23,353	—	7,515	7,260	8,578

Total Contractual Obligations	$137,830	$33,507	$35,686	$27,885	$40,752

The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019.

Off-Balance Sheet Arrangements

As of January 31, 2014 we did not have any off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our Market Risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.     Risk Factors

This Quarterly Report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “should,” “intends,” “estimates,” “seeks” or similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. If any of these risks were to occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. We do not assume any obligation to update any forward-looking statement we make.

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

On December 1, 2013, we completed our acquisition of the Acquired Assets from Dover Printing & Identification, Inc. and its specified affiliates pursuant to the Purchase Agreement.

The Acquisition is substantial in size, scope, and complexity, and entails many changes, including the integration of the Acquired Businesses, Dover personnel and Dover systems with our operations. These transition activities are complex and we have incurred and will continue to incur significant costs related to the Acquisition. The commercial and financial success of the Acquisition is subject to many risks including those set forth below:

•	We might not be successful in integrating employees, products and technology with our existing business, and such integration may divert significant management attention from our existing business;

•	We may realize greater expenses than we anticipated from the Acquisition;

•	We may fail to realize synergies that we anticipated from the Acquisition;

•	We may fail to retain key executives and employees, which could reduce the likelihood of success of the Acquisition;

•	We may encounter difficulties in the assimilation of employees and corporate cultures;

•	The combination of the companies may not deliver to our customers the benefits that we have anticipated, which may result in customers reducing their aggregate spending with the Acquired Businesses and/or with our existing businesses;

•	We may have difficulty in developing, manufacturing and marketing the products of the Acquired Businesses in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies;

•	We may assume unforeseen legal, regulatory, intellectual property or other liabilities; and

•	We will have less cash available for other purposes, including acquisitions of technologies or businesses.

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

In addition, the market price of our common stock may decline if the integration of the Acquired Businesses are unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

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

We sell capital equipment and peripheral connectivity products to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Although industry order rates increased in portions of fiscal 2011, industry conditions weakened as we entered fiscal 2012 and continued to weaken through fiscal 2013 and into the first half of fiscal 2014. The ability to forecast the business outlook for our industry is typically limited to three months. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would negatively impact our business. Downturns in the semiconductor equipment and electronics manufacturing industries have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of semiconductor devices and electronics products will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in purchase commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we may not be able to maintain or exceed our current level of sales.

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

The market for capital equipment is highly concentrated, and we have limited opportunities to sell our products.

The semiconductor and electronics manufacturing industries is highly concentrated, and a small number of semiconductor device manufacturers, contract assemblers, and electronics manufacturers account for a substantial portion of the purchases of capital equipment generally, including our equipment. Our top customers in fiscal 2013 were Spirox and Texas Instruments, which accounted for 27% and 12% of our net sales, respectively. In fiscal 2012, our top customers were Spirox and Texas Instruments, which accounted for 22% and 21% of our net sales, respectively. In fiscal 2011, our top customers were Texas Instruments, Spirox, and Atmel, which accounted for 23%, 14%, and 13% of our net sales, respectively. Sales to the top ten customers were 70%, 68%, and 80%, of our net sales in fiscal 2013, 2012, and 2011, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

Our ability to increase our sales will depend, in part, on our ability to obtain orders from new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing and handling its new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected a test and/or handling system vendor for a new generation device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Therefore, the opportunities to obtain orders from new customers may be limited, which may impair our ability to grow our revenue.

* Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt.

As of January 31, 2014, our indebtedness was approximately $67.4 million and we may incur substantial additional indebtedness in the future. Our substantial indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations under our debt agreements, including financial and operational restrictions;

•	making it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limiting our future ability to refinance our indebtedness on terms acceptable to us or at all;

•	requiring us to dedicate of a substantial portion of any cash flow from operations to pay principal and interest on our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to changes in, our business and the industries in which we compete;

•	placing us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resource; and

•	making us more vulnerable in the event of a downturn in our business.

Our debt level and the terms of our financing arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategy.

We may not be able to meet our debt service obligations, including our obligations under the Credit Agreement with Silicon Valley Bank. If we are unable to maintain certain financial covenants, we would be in default under the credit facility with Silicon Valley Bank, which could permit the bank to accelerate the maturity of the facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results, and could force us to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we will be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

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

Our quarterly and annual operating results are affected by a wide variety of factors that have had and could continue to have material and adverse effects on our financial condition and stock price or lead to significant variability in our operating results or our stock price, including the following:

•	the fact that sales of a limited number of test systems or handlers may account for a substantial portion of our net sales in any particular fiscal quarter;

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix;

•	the configurations of systems sold;

•	the customers to whom we sell our systems; or

•	volume;

•	a long sales cycle due to the significant investment made by our customers in installing our systems and the time required to incorporate our systems into our customers’ design or manufacturing process; and

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,

•	excess production capacity our customers,

•	shorter than expected lifecycles of our customers’ products,

•	uncertain market acceptance of products developed by our customers, or

•	our own research and development.

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries that limit or restrict the amount of hazardous material in certain electronic components such as PCBs. One such regulation is Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 that restricts the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from July 1, 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the nine restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 28 Member States). Any interruption in supply due to the unavailability of restriction free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. As previously discussed, the failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

New regulations related to conflict minerals may adversely affect us.

The SEC recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which applied to our activities in calendar 2013 and will apply to our activities going forward, will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

*We may not be able to deliver custom hardware options and related applications to satisfy specific customer needs in a timely manner.

The success of our business relies in substantial part on our ability to develop and deliver customized hardware and applications to meet our customers’ specific requirements. Our equipment may fail to meet our customers’ technical or cost requirements and may be replaced by competitive equipment or an alternative technology solution. Our inability to provide a system that meets requested performance criteria when required by a device manufacturer would severely damage our reputation with that customer. This loss of reputation together with the risks discussed above under, “The market for capital equipment is highly concentrated, and we have limited opportunities to sell our products” may make it substantially more difficult for us to sell systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

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

The semiconductor equipment and electronics manufacturing industries are highly competitive in all areas of the world. There are other domestic and foreign companies that participate in the markets for each of our products. Our main competitors are Advantest Corporation, Teradyne Inc, Johnstech, MicroCraft, Cohu, SPEA, Shenzhen Mason Electronics Co., Ltd., Bojay, QXQ, Sanmina, IDI, QA Technology, and Ingun. Many of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities than we have.

We expect our competitors to enhance their current products and to introduce new products that may have comparable or better price and performance. The introduction of competing products could hurt sales of our current and future products. In addition, new competitors, including semiconductor and electronics manufacturers themselves, may offer new technologies, which may in turn reduce the value of our products. Increased competition could lead to intensified price-based competition, which would hurt our business and results of operations. Unless we are able to invest significant financial resources in developing products and maintaining customer support centers worldwide, we may not be able to compete effectively.

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

Our systems are used by our customers to develop, test and manufacture their new semiconductor and electronics devices. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ semiconductor and electronics devices, requiring us to make significant capital investments to develop new equipment for our customers well before their devices are introduced. If our customers fail to introduce their devices in a timely manner or the market does not accept their devices, we may not recover our capital investment, in whole or in part. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not generate revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction of products embodying new technologies or features by our competitors. Furthermore, if we were to make announcements of product delays, or if our competitors were to make announcements of new systems, these announcements could cause our customers to defer or forego purchases of our systems, which would also hurt our business.

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

*Our stock price is volatile.

In the twelve-month period ending on January 31, 2014, our stock price ranged from a low of $4.05 to a high of $8.99. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

•	quarterly variations in operating results;

•	variances of our quarterly results of operations from securities analysts’ estimates;

•	changes in financial estimates and recommendations by securities analysts;

•	announcements of technological innovations, new products, acquisitions or strategic alliances; and

•	news reports relating to trends in our markets.

In addition, the stock market in general, and the market prices for semiconductor-related and electronics manufacturing companies in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of the companies affected by these fluctuations. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

We may record impairment charges, which would adversely impact our results of operations.

We review our goodwill, intangible assets and long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with Topic 350, Intangibles—Goodwill and Other, to the FASB ASC.

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

The table below provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 15, 2011 through January 31, 2014. There were no repurchases of common stock in the three and six months ended January 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of program	—	$—	—	$25,000,000
Fiscal year ended 7/31/2012	1,652,394	$5.84	1,652,394	$15,474,033
Fiscal year ended 7/31/2013	1,642,272	$5.50	1,642,272	$6,265,866
Quarter ended 10/31/2013	—	$—	—	$6,265,866
Quarter ended 1/31/2014	—	$—	—	$6,265,866

Total	3,294,666	$5.67	3,294,666

(1)	On September 15, 2011, the board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LTX-Credence Corporation

Date: March 12, 2014	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Master Sale and Purchase Agreement, made and effective as of September 6, 2013, by and among LTX-Credence Corporation, Dover Printing & Identification, Inc. and, for the limited purposes set forth therein, Dover Corporation. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2013)

10.2	Credit Agreement, dated November 27, 2013, among the Registrant, Everett Charles Technologies, LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2013).

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith