Form 10-Q
period 2014-04-30
Xcerra Corp
filed 2014-06-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-10761

XCERRA CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2594045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 University Ave Norwood, Massachusetts	02062
(Address of principal executive offices)	(Zip Code)

(781) 461-1000

(Registrant’s telephone number, including area code)

LTX-Credence Corporation

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 3, 2014
Common Stock, $0.05 par value per share	48,384,723 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,114	$28,235
Marketable securities	41,582	96,159
Accounts receivable—trade, net of allowances of $0 and $0, respectively	77,321	28,102
Accounts receivable—other	205	963
Inventories	69,941	29,139
Prepaid expenses and other current assets	4,963	2,497

Total current assets	249,126	185,095

Property and equipment, net	34,941	16,647
Intangible assets, net	9,514	1,571
Goodwill	43,030	43,030
Other assets	3,970	1,258

Total assets	$340,581	$247,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,125	$—
Accounts payable	30,605	13,266
Accrued expenses	35,637	19,352
Deferred revenue and customer advances	4,267	5,084

Total current liabilities	73,634	37,702

Term loan	45,625	—
Subordinated debt	18,000	—
Other long-term liabilities	13,245	11,402
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	2,419	2,384
Additional paid-in capital	749,326	746,020
Accumulated other comprehensive income (loss)	856	(64)
Accumulated deficit	(562,524)	(549,843)

Total stockholders’ equity	190,077	198,497

Total liabilities and stockholders’ equity	$340,581	$247,601

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net product sales	$97,122	$28,092	$181,466	$88,521
Net service sales	8,302	8,165	25,081	25,940

Net sales	105,424	36,257	206,547	114,461
Cost of sales	61,869	17,558	119,050	53,699

Gross profit	43,555	18,699	87,497	60,762

Engineering and product development expenses	17,579	13,407	46,258	39,003
Selling, general and administrative expenses	23,295	9,213	52,133	28,401
Amortization of purchased intangible assets	540	395	1,157	1,187
Restructuring	1,422	356	3,581	655

Income (loss) from operations	719	(4,672)	(15,632)	(8,484)

Other income (expense):
Interest expense	(800)	(60)	(1,361)	(167)
Interest income	78	200	221	685
Bargain purchase gain	—	—	4,644	—
Other (expense) income, net	(46)	(177)	477	(65)

Loss before (provision for) benefit from income taxes	(49)	(4,709)	(11,651)	(8,031)
(Provision for) benefit from income taxes	(151)	(35)	(1,030)	560

Net loss	$(200)	$(4,744)	$(12,681)	$(7,471)

Net loss per share:
Basic and diluted	$(0.00)	$(0.10)	$(0.26)	$(0.16)
Weighted-average common and common equivalent shares used in computing net loss per share:
Basic and diluted	48,356	47,547	48,156	47,761
Comprehensive income (loss):
Net loss	$(200)	$(4,744)	$(12,681)	$(7,471)

Unrealized gain (loss) on marketable securities	7	18	98	(56)
Unrealized gain on currency translation	446	—	822	—

Comprehensive income (loss)	$253	$(4,726)	$(11,761)	$(7,527)

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,681)	$(7,471)
Add non-cash items:
Stock-based compensation	3,725	3,502
Bargain purchase gain	(4,644)	—
Depreciation and amortization	6,116	6,188
Restructuring	3,581	655
Other	2,185	(417)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	3,070	6,489
Inventories	604	(5,140)
Prepaid expenses and other assets	628	1,243
Accounts payable	3,860	614
Accrued expenses	(10,003)	(2,573)
Deferred revenue and customer advances	(816)	(193)

Net cash (used in) provided by operating activities	(4,375)	2,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	103,890	53,494
Proceeds from sales and maturities of held-to-maturity securities	-	4,900
Purchases of available-for-sale securities	(50,049)	(45,519)
Purchases of held-to-maturity securities	-	(4,842)
Cash paid for acquired businesses, net of cash acquired	(66,928)	—
Purchases of property and equipment	(2,871)	(2,197)

Net cash (used in) provided by investing activities	(15,958)	5,836

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(9,208)
Proceeds from borrowing of bank term loan, net of fees	48,735	—
Principal payments on bank term loan	(1,250)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(793)	(1,009)
Proceeds from shares issued from employees’ stock purchase plan	412	389

Net cash provided by (used in) financing activities	47,104	(9,828)

Effect of exchange rate changes on cash and cash equivalents	108	146

Net increase (decrease) in cash and cash equivalents	26,879	(949)

Cash and cash equivalents at beginning of period	28,235	29,446

Cash and cash equivalents at end of period	$55,114	$28,497

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

Xcerra Corporation (“Xcerra” or the “Company”), formerly known as LTX-Credence Corporation, is a global provider of test and handling capital equipment, interface products, test fixtures, and services to the semiconductor, industrial, and electronics manufacturing industries. The Company designs, manufacturers, markets and services systems and products that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. Xcerra operates in the semiconductor and electronics manufacturing test markets and is the parent company to the atg-Luther & Maelzer, Everett Charles Technologies, LTX-Credence and Multitest businesses. The Company has a broad spectrum of semiconductor and printed circuit board (“PCB”) test expertise which enables it to drive innovative new products and services and deliver to customers fully integrated semiconductor test solutions.

Semiconductor designers and manufacturers worldwide use the Company’s test and handling equipment and interface products to test their devices during the manufacturing process. The Company’s interface products include the design, manufacture and marketing of load boards, contactors, and pins used in various types of test equipment, as well as in a wide variety of commercial and consumer applications. After testing, these semiconductor devices are incorporated into a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. The Company also designs, manufactures and markets PCB test systems used in the testing of pre-assembly PCBs. These testers are used to verify the quality of the PCB prior to the installation of components. The types of PCBs that are tested using the Company’s systems include a diverse set of electronic products including network servers, personal computers, tablet computers and mobile phones. The Company’s test fixture products include the design, manufacture, and marketing of in-circuit and functional-circuit test fixtures for testing assembled PCBs. The Company also sells hardware and software support and maintenance services for its products.

Unless otherwise noted, the historical financial results in this quarterly report on Form 10-Q do not give effect to the completion of the Company’s purchase of assets (the “Dover Acquisition”) from Dover Printing & Identification, Inc. (“Dover”) and its specified affiliates used exclusively or primarily in connection with Dover’s Everett Charles Technologies (including atg L&M) and Multitest businesses on December 1, 2013 (collectively, the “Acquired Businesses”). See Note 3 for additional information related to the Dover Acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These footnotes condense or omit information and disclosures which substantially duplicate information provided in the Company’s latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2014 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2014.

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

Revenue related to product sales is recognized when: (a) the Company has a written sales agreement; (b) delivery has occurred or service has been rendered; (c) the price is fixed or determinable; (d) collectability is reasonably assured; (e) the product delivered is a standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. When sales to a customer involve multiple elements, revenue is recognized of the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, and (5) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The arrangement consideration, or the amount of revenue to be recognized on each separate unit of accounting, is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.

Revenue related to spare parts is recognized on shipment.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Net service sales as presented in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) includes revenue associated with LTX-Credence maintenance and service contracts only.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2014	July 31, 2013
	(in thousands)
Material and purchased components	$23,378	$15,379
Work-in-process	24,986	2,887
Finished equipment, including inventory consigned to customers	21,577	10,873

Total inventories	$69,941	$29,139

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2014 and July 31, 2013, inventory was stated net of inventory reserves of $43.9 million and $41.8 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of.

Goodwill and Other Intangibles

The Company performs its annual goodwill impairment test as required under the provisions of Topic 350-10, Intangibles—Goodwill and Other to the FASB ASC on July 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company’s goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, and from the Company’s merger with Credence Systems Corporation (“Credence”) on August 29, 2008. There was no goodwill associated with the acquisition of the ECT and Multitest businesses on December 1, 2013. As a result of the recent Dover Acquisition, the Company is still evaluating the impact on the structure of the reporting units of the combined company. During the three months ended April 30, 2014, the Company did not identify any triggering events that would result in an interim test of goodwill.

Amortizable intangible assets which relate to the acquisition of the ECT and Multitest businesses and the Credence merger, consist of the following, and are included in intangibles asset, net on the Company’s Consolidated Balance Sheets:

		As of April 30, 2014
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—ASL	6.0	$16,000	$(15,934)	$66
Developed technology—Diamond	9.0	9,400	(9,082)	318
Maintenance agreements—Credence	7.0	1,900	(1,290)	610
Developed technology — Multitest	10.0	1,300	(171)	1,129
Developed technology — Everett Charles Technologies	10.0	600	(81)	519
Developed technology — atg L&M	10.0	1,800	(218)	1,582
Customer relationships	7.0	400	(110)	290

Total intangible assets		$31,400	$(26,886)	$4,514

	Estimated Useful Life	As of July 31, 2013
Description		Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—ASL	6.0	16,000	(15,737)	263
Developed technology—Diamond	9.0	9,400	(8,906)	494
Maintenance agreements—Credence	7.0	1,900	(1,086)	814

Total intangible assets		$27,300	$(25,729)	$1,571

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 2.5 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2014	$540
2015	1,429
2016	982
2017	564
2018	362
Thereafter	637

Total	$4,514

Also included in intangible assets, net on the Company’s Consolidated Balance Sheets at April 30, 2014 is $5.0 million of trademarks which were acquired in the Dover Acquisition. These assets have indefinite lives and are therefore not subject to amortization by the Company.

Impairment of Long-Lived Assets Other Than Goodwill and Indefinite Lived Intangibles

On an ongoing basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of April 30, 2014 and July 31, 2013 there were no indicators that required the Company to conduct a recoverability test as of those dates.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The Company’s functional currency is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other expense, net, and were not significant for the three and nine months ended April 30, 2014 and 2013. The functional currency of each of the Acquired Businesses was historically the local currency and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss). The Company recorded $0.8 million of net foreign currency translation gain for the period December 1, 2013 to April 30, 2014. The Company is in the process of reevaluating its functional currency.

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

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the nine months ended April 30, 2014 and 2013:

	Nine Months Ended April 30,
Product Warranty Activity	2014	2013
	(in thousands)
Balance at beginning of period	$1,217	$1,672
Warranty reserve acquired from ECT and Multitest	1,970	—
Warranty expenditures for current period	(3,094)	(2,834)
Changes in liability related to pre-existing warranties	(96)	(86)
Provision for warranty costs in the period	2,997	2,543

Balance at end of period	$2,994	$1,295

Engineering and Product Development Expenses

The Company expenses all engineering, research and development expenses as incurred.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss ). Shipping and handling costs were insignificant for the three and nine months ended April 30, 2014 and 2013.

Income Taxes

Provision for income taxes relates principally to operating results of foreign entities in jurisdictions primarily in Asia and Europe and the release of reserves due to statute of limitation expirations.

As of April 30, 2014 and July 31, 2013, the Company’s total liability for unrecognized income tax benefits was $6.6 million and $6.8 million, respectively (of which $3.0 million and $3.2 million, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of April 30, 2014 and July 31, 2013, the Company had accrued approximately $0.9 million for potential payment of accrued interest and penalties.

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

As a result of completion of the Company’s merger with Credence Systems Corporation (“Credence”) on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use operating and acquired U.S. net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses able to be used to approximately $202.0 million. The Company currently has a full valuation allowance against the U.S. net operating loss and credit carryforwards, and will continue to assess the realizability of these carryforwards in subsequent periods.

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

The Company recognizes stock-based compensation expense for its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (“Topic 718”). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. The Company recorded stock-based compensation expense of approximately $1.3 million and $3.7 million for the three and nine months ended April 30, 2014, in connection with its share-based payments.

On February 27, 2014, the Company’s Board of Directors and Compensation Committee granted 300,000 restricted stock unit awards to certain employees, all of which are service-based. Of these awards, 96,000 vest 25% in each of the next four years. The remaining 204,000 awards vest 50% on December 1, 2014 and 50% on December 1, 2015. The Company will recognize the stock-based compensation expense related to these awards over their vesting periods.

Net loss per share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Because the Company was in a net loss position for all periods presented, diluted loss per share equals basic loss per share. The Company’s net loss and diluted loss per share for the three and nine months ended April 30, 2014 and 2013 is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net loss	$(200)	$(4,744)	$(12,681)	$(7,471)
Basic and diluted earnings per share:
Weighted average shares outstanding- basic and diluted	48,356	47,547	48,156	47,761
Basic and diluted loss per share	$(0.00)	$(0.10)	$(0.26)	$(0.16)

For the three and nine months ended April 30, 2014 and 2013, options to purchase approximately 0.5 million shares and 1.0 million shares, respectively, of common stock were not included in the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 2.2 million and 2.0 million restricted stock units, respectively, for the periods ended April 30, 2014 and 2013 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

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

Gross unrealized gains and losses on investments held by the Company for the three and nine months ended April 30, 2014 and 2013 were not significant. Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) and are included in Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other temporary impairment losses in the three and nine months ended April 30, 2014 or 2013.

Property and Equipment

Property and equipment acquired is recorded at cost. The Company provides for depreciation and amortization on the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of April 30, 2014 and July 31, 2013 are summarized as follows:

	April 30, 2014	July 31, 2013	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$49,901	$58,461	5 or 7
Machinery, equipment and internally manufactured systems	46,139	34,587	3-7
Land	6,147	2,524	indefinite
Building	6,264	—	10-40
Office furniture and equipment	3,394	2,014	3-8
Purchased software	486	488	3
Leasehold improvements	6,969	6,983	Lesser of lease term or useful life, not to exceed 10 years

Property and equipment, gross	119,300	105,057
Less: accumulated depreciation and amortization	(84,359)	(88,410)

Property and equipment, net	$34,941	$16,647

3. BUSINESS COMBINATION

Acquisition of Everett Charles Technologies LLC and Multitest

On September 6, 2013, in connection with the Dover Acquisition, the Company entered into a Master Sale and Purchase Agreement (the “Purchase Agreement”) with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (“Dover Parent”). Pursuant to the Purchase Agreement, the Company agreed to purchase from Dover or its specified affiliates (collectively, the “Sellers”) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the “ECT Business,” and such assets and intellectual property, the “ECT Assets”) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the “MT Business,” and such assets and intellectual property, the “MT Assets”). The Company also agreed to assume certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses or the Acquired Assets (as defined below). Under the Purchase Agreement, the Company also agreed to acquire all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the “Acquired Shares”). The ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the “Acquired Assets.”

On December 1, 2013, the Company completed the Dover Acquisition pursuant to the Purchase Agreement. Pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition (the “Closing”), the Company paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by the Company to certain Sellers in the original aggregate principal amount of $20.0 million. Pursuant to the Purchase Agreement, the cash purchase price was increased by $11.5 million, an amount equal to specified cash balances held by the Acquired Businesses as of the Closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Acquired Businesses as of the Closing. The cash purchase price was also increased by $3.2 million for a working capital adjustment as specified in the Purchase Agreement.

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

After giving effect to the post-Closing purchase price adjustments described above, and including the principal amount reduction of the promissory note to Dover, the aggregate purchase price paid to the Sellers as of the date of this report is $106.0 million.

The Company, Dover, and certain of their affiliates, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain ongoing relationships between the Company and Dover and their respective affiliates following the Closing.

In accordance with Topic 805, Business Combinations, to the FASB ASC and based on the terms of the Dover Acquisition, the Company is the accounting acquirer.

During the three and nine months ended April 30, 2014, the Company generated revenues of $105.4 million and $206.5 million, respectively. Of this amount, approximately $60.3 million and $100.2 million in revenues included in net product sales in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended April 30, 2014, respectively, is attributable to atg L&M, ECT and Multitest businesses. The Acquired Businesses also generated $1.2 million and $4.0 million of net income for the three and nine months ended April 30, 2014, which is included in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended April 30, 2014, respectively.

During the three and nine months ended April 30, 2014, the Company incurred $1.4 million and $3.6 million, respectively, of restructuring charges associated with workforce reductions and facility consolidation. The Company anticipates incurring additional restructuring charges of approximately $0.6 million through October 31, 2014. In accordance with the provisions of FASB ASC 805, these costs are expensed as incurred and are not allocated to the purchase price. Upon completion of the fair value assessment after the Dover Acquisition, the Company anticipates that the final purchase price allocation may differ from the preliminary assessment outlined below. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to the gain on bargain purchase. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations and valuations, and the Company’s estimates and assumptions regarding the Dover Acquisition are subject to change as the Company obtains additional information during the measurement period (up to one year from the respective acquisition dates). The primary areas of preliminary estimates that were not yet finalized related to certain asset and liabilities acquired.

In accordance with the provisions of ASC 805, during the three months ended April 30, 2014, the Company retroactively recorded a change in estimate of Acquired Assets of $1.4 million related to the period ended January 31, 2014. Of this amount, approximately $0.6 million related to the working capital adjustment and therefore resulted in an increase to the purchase price. The remaining $0.8m was a change in estimate of assumed liabilities and had no impact to on the consideration paid the seller. The net impact of these adjustments resulted in a $1.4 million decrease to the bargain purchase gain.

The following is a summary of the estimated purchase price for the Acquired Assets:

(in thousands)
Cash paid for Acquired Assets	$88,274
Seller financing – Dover promissory note	18,000

Estimated purchase price	$106,274

The following table summarizes the preliminary amounts recognized for the Acquired Assets and liabilities assumed as of the date of Closing. The allocation of purchase price is still preliminary as the Company is in the process of finalizing its valuation analysis. Any post-Closing true-up adjustments will have a corresponding purchase price adjustment.

The estimated purchase price has been allocated based on the fair value of net assets acquired as follows:

Allocation of purchase consideration	(in thousands)
Fair value of assets acquired as of December 1, 2013:
Cash	$18,024
Accounts receivable	51,440
Inventory	42,567
Property, plant and equipment	20,664
Identifiable intangible assets	9,100
Other assets	1,062

Assets acquired:	$142,857
Fair value of liabilities acquired:
Liabilities	(29,332)
Deferred taxes	(2,607)

Adjusted net assets acquired	$110,918
Estimated purchase price	(106,274)

Bargain purchase gain	$4,644

The overall fair value of the net assets acquired by the Company exceeded the amount paid, which resulted in the recognition of a bargain purchase gain by the Company during the three months ended January 31, 2014. This bargain purchase gain was recorded as a component of other (expense) income, net on the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). The Company believes it was able to acquire ECT and Multitest for less than the fair value of their net assets since ECT and Multitest had been held as discontinued operations by Dover Parent for more than one year.

Valuation of Intangible Assets and Goodwill

The overall fair value of the Multitest and ECT businesses of Dover has been allocated to tangible assets acquired, assumed liabilities, and identifiable intangible assets, based upon a detailed valuation that uses information and assumptions provided by management, as further described below.

Identifiable Intangible Assets

As part of the preliminary purchase price allocation, identifiable intangible assets of the Acquired Businesses include developed technology, customer relationships and trademarks.

The consolidated financial statements include estimated identifiable intangible assets with a fair value aggregating $9.1 million, which will be amortized based on the pattern and period over which the economic benefits of the intangible assets are realized. The current estimated weighted average period is 10.9 years. The Company engaged independent valuation advisors to assist the Company in estimating the identifiable intangible asset value. The estimated identifiable intangible asset value is primarily based on information and assumptions developed by the Company’s management, certain publicly available information, and discussions with management of the Acquired Businesses. These estimates will be adjusted based upon the completion of the Company’s final valuation. The final valuation is expected to be completed within 12 months after the Closing of the Dover Acquisition.

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

In accordance with the provisions of FASB ASC 350, the Company has identified trademarks, having a fair value of $5 million, acquired in the Dover Acquisition as having indefinite useful lives; therefore these assets are not subject to amortization. The Company will test these assets for impairment at least annually, or, if a triggering event occurs, more frequently.

Supplemental Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, and the Acquired Businesses, as if the Dover Acquisition had occurred at the beginning of the three and nine months ended April 30, 2014, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net sales	$105,424	$99,201	$297,221	$305,420
Net loss	$(200)	$(4,361)	$(16,935)	$(8,928)
Net loss per share—basic and diluted	$(0.00)	$(0.09)	$(0.35)	$(0.19)

The pro forma net loss for the nine months ended April 30, 2014 includes $3.6 million of charges related to the Acquisition for restructuring costs and approximately $0.6 million of acquisition costs, which were incurred after December 1, 2013. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Acquisition occurred at the beginning of the periods presented.

4. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Segment Reporting

The Company currently operates as a single segment. As a result of the Dover Acquisition on December 1, 2013, the Company is currently assessing its reporting segments in accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC.

Geographic Information

The Company’s net sales to geographic area for the three and nine months ended April 30, 2014 and 2013, along with its long-lived assets at April 30, 2014 and July 31, 2013, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Net sales:
United States	$27,541	$5,640	$49,055	$21,343
Taiwan	14,220	9,408	38,606	29,743
Philippines	11,119	5,867	16,708	17,714
Malaysia	8,542	4,140	13,856	12,395
Thailand	8,301	2,658	11,735	3,194
Hong Kong/China	8,215	3,588	17,287	9,875
Germany	7,686	1,642	14,248	5,621
Singapore	7,676	731	19,925	4,586
All other countries	12,124	2,583	25,127	9,990

Total Net Sales	$105,424	$36,257	$206,547	$114,461

Long-lived assets consist of property and equipment:

	April 30, 2014	July 31, 2013
	(in thousands)
Long-lived assets:
United States	$23,166	$14,844
Malaysia	352	3
Germany	434	140
China	3,979	—
Japan	3,870	311
Philippines	716	517
Singapore	663	311
Taiwan	1,231	—
All other countries	530	521

Total long-lived assets	$34,941	$16,647

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

On January 30, 2014, the Company announced a strategic restructuring plan in connection with ongoing efforts to reduce costs and maximize efficiencies in connection with the Dover Acquisition. The Company recorded restructuring expense of $3.2 million during the nine months ended April 30, 2014 related to headcount reductions in connection with the implementation of the restructuring plan. The Company expects to incur an additional $0.6 million of restructuring expense associated with employees with deferred end dates, as well as facility consolidations, during the remainder of calendar year 2014.

On April 30, 2014, the Company ceased use of its Beaverton, Oregon facility. All operations that had occurred at that location have been transferred to other locations in North America. During the three months ended April 30, 2014, the Company recorded $0.4 million as restructuring expense related to remaining lease payments on the Beaverton, Oregon facility.

The following table sets forth the Company’s restructuring accrual activity for the nine months ended April 30, 2014 and April 30, 2013:

	Severance Costs	Facility Leases	Total
		(in thousands)
Balance July 31, 2013	$2	$2,772	$2,774
Balance assumed from the Dover Acquisition	447	—	447
Additions to expense	3,176	405	3,581
Accretion	—	197	197
Cash paid	(2,524)	(912)	(3,436)

Balance April 30, 2014	$1,101	$2,462	$3,563

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$792	$1,153	$1,945
Other long-term liabilities	309	1,309	1,618

Balance April 30, 2014	$1,101	$2,462	$3,563

	Severance	Facility
	Costs	Leases	Total
		(in thousands)
Balance July 31, 2012	$364	$3,697	$4,061
Additions to expense	231	424	655
Accretion	—	167	167
Stock-based compensation	(48)	—	(48)
Cash paid	(425)	(1,134)	(1,559)

Balance April 30, 2013	$122	$3,154	$3,276

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$122	$1,088	$1,210
Other long-term liabilities	0	2,066	2,066

Balance April 30, 2013	$122	$3,154	$3,276

The balance assumed in the Dover Acquisition relates to liabilities that were assumed by the Company from actions that existed prior to the Closing.

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations in the aggregate is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2014 or July 31, 2013.

Subject to certain limitations, the Company indemnifies its current and former officers and directors in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of April 30, 2014 or July 31, 2013.

The Company had approximately $30.3 million and $14.8 million of non-cancelable inventory commitments as of April 30, 2014 and July 31, 2013, respectively. The Company expects to consume the inventory through normal operating activity.

As a result of restructuring actions taken by the Company during the nine months ended April 30, 2014, the Company has approximately $1.1 million in accrued severance at April 30, 2014 related to headcount reductions. The Company expects to pay these obligations through the fourth quarter of fiscal 2015.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2021. Minimum lease payment obligations under non-cancelable leases are as follows:

Lease Commitments:

For the fiscal year ending July 31,	Amount
(in thousands)
Remainder of 2014	$2,277
2015	6,612
2016	5,583
2017	3,953
2018	1,642
Thereafter	5,089

Total minimum lease payments	$25,156

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30, 2014 and July 31, 2013:

	(in thousands)
	April 30, 2014	July 31, 2013
Accrued compensation	$14,802	$7,538
Warranty reserve	2,994	1,217
Accrued restructuring	1,945	1,037
Accrued commissions	1,880	912
Accrued vendor liability	1,535	2,153
Accrued income and other taxes	1,858	1,115
Accrued professional fees	1,057	2,043
Other accrued expenses	9,566	3,337

Total accrued expenses	$35,637	$19,352

8. LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2014		July 31, 2013
	(in thousands	)
Bank Term Loan under Credit Agreement	$48,750		$—
Seller Financing- Promissory Notes	18,000		—

Total debt	66,750		—
Less: current portion	3,125		—

Total long-term debt	$63,625		$—

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2014	$625
2015	4,688
2016	7,187
2017	8,437
2018	9,688
Thereafter	36,125

Total	$66,750

Credit Agreement

On November 27, 2013, in anticipation of the completion of the Dover Acquisition and to fund a portion of the purchase price therefore the Company entered into a credit agreement (the “Credit Agreement”) with Everett Charles Technologies LLC (together with the Company, the “Borrowers”), Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a senior secured credit facility in the aggregate principal amount of up to $55 million (the “Facility”).

The Facility consists of a term loan facility for $50 million that was advanced to the Company on November 27, 2013 (the “Term Loan”) and a revolving credit facility (including a letter of credit facility) for up to $5 million (the “Revolving Loan” and, together with the Term Loan, the “Loans”) that is available from time to time for five years after November 27, 2013 (the “Closing Date”). Under the terms of the Credit Agreement, not more than one time during the period commencing on the Closing Date until the close of business on the date that is one day prior to the 42-month anniversary of the Closing Date, the Facility may be increased by an aggregate amount not to exceed $20 million through an additional facility on a pari passu basis with the Term Loan, subject to specified conditions and the agreement of one or more Lenders to participate therein. At April 30, 2014, approximately $1.1 million was outstanding in the form of standby letters of credit. The standby letters of credit have various expiration dates, of which the last to expire is November 2014.

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

Borrowings under the Facility bear interest, at a base rate plus a margin of up to 2.50% per annum, or at the London Interbank Offered Rate (“LIBOR”) plus a margin of up to 3.50% per annum, in either case based on the Company’s ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The selection of the interest rate formula is at the Company’s discretion. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default under the Credit Agreement. Certain customary fees and expenses are also payable in connection with the Facility. At April 30, 2014, the interest rate in effect on the Facility was 2.74%.

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

Covenants

The Credit Agreement contains customary affirmative and negative covenants, subject in certain cases to baskets and exceptions, including negative covenants with respect to indebtedness, liens, fundamental changes, dispositions, restricted payments, investments, ERISA matters, matters relating to subordinated debt, affiliate transactions, sale and leaseback transactions, swap agreements, accounting changes, negative pledge clauses, clauses restricting subsidiary distributions, lines of business, amendments to certain documents and use of proceeds. The Credit Agreement also contains customary reporting and other affirmative covenants. The Credit Agreement contains a consolidated fixed charge coverage ratio, consolidated leverage ratio and liquidity requirements. The Credit Agreement required the Company to maintain a consolidated leverage ratio of less than 3.00 to 1.00 as of the end of four consecutive fiscal quarters ending January 31, 2014. At January 31, 2014, the Company’s consolidated leverage ratio exceeded this ratio threshold, resulting in an event of default under the Credit Agreement. On April 15, 2014, the Company executed a First Amendment to Credit Agreement and Waiver (the “Credit Agreement Amendment and Waiver”) pursuant to which the parties thereto agreed, among other things, to waive the occurrence of the event of default resulting from the Company’s failure to meet the above described financial covenant in the Credit Agreement provided, that the Company’s consolidated leverage ratio for the four fiscal quarters ending on January 31, 2014 did not exceed 3.66 to 1.00. Pursuant to the Credit Agreement Amendment and Waiver, the parties also agreed to modify the definition of “consolidated net income” to include, in the calculation of consolidated net income for periods following the closing of the Dover Acquisition, net income (or loss) attributable to the Acquired Businesses for specified periods prior to the closing of the Dover Acquisition.

As of April 30, 2014, the Company was in compliance with all covenants under the Credit Agreement and Credit Agreement Amendment and Waiver, including the consolidated leverage ratio.

Seller Financing – Promissory Notes

As described in Note 3 above, pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, the Company issued promissory notes having an aggregate principal amount of $20.0 million to certain of the Sellers.

Subject to certain conditions, the original principal amount of the promissory notes are subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to the Company’s relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, the Company executed leases for two new facilities, and in February 2014, the Company provided written certification to Dover of a planned relocation from certain properties of the Acquired Businesses. Accordingly, the Company was released from $2.0 million of the promissory note obligations. As of the date of this report, the aggregate principal amount of the promissory notes is $18.0 million.

The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the LIBOR plus 10%, and may be prepaid by the Company at any time without penalty prior to May 1, 2019. The promissory notes are subject to repayments of $1.3 million on December 1 and June 1 of each year starting in June 2015, until the notes are paid in full.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of April 30, 2014 and July 31, 2013:

		Fair Value Measurements at Reporting Date Using (in thousands)
April 30, 2014	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$55,114	$55,114	$—	$—
Marketable securities (2)	41,582	5,448	36,134	—

Total assets	$96,696	$60,562	$36,134	$—

July 31, 2013	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$28,235	$28,235	$—	$—
Marketable securities (2)	93,306	8,553	84,753	—

Total assets	$121,541	$36,788	$84,753	$—

(1)	Cash and cash equivalents as of April 30, 2014 and July 31, 2013 included cash held in operating accounts of approximately $53.8 million and $25.9 million, respectively that were not subject to fair value measurements.

(2)	Marketable securities as of April 30, 2014 and July 31, 2013 excluded approximately $0 million and $2.8 million, respectively, of commercial paper which was held-to-maturity and not subject to fair value measurement.

The carrying value of accounts receivable, prepaid expenses and accounts payable approximate fair value due to their short-term nature.

There were no assets or liabilities recorded at fair value on a non-recurring basis requiring valuation disclosures as of April 30, 2014 or July 31, 2013.

10. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program for up to $25 million of shares of the Company’s common stock. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. During the three and nine months ended April 30, 2014, the Company did not repurchase any shares under this program. Cumulatively, as of April 30, 2014, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, to the FASB ASC does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this amended standard.

12. SUBSEQUENT EVENTS

On May 16, 2014, LTX-Credence Corporation held a Special Meeting of Stockholders to approve an amendment to its Articles of Organization, to change the name of the Company from “LTX-Credence Corporation” to “Xcerra Corporation.” The proposal was approved by the Company’s stockholders, with the results of the voting as follows: 44,273,002 shares of the Company’s common stock outstanding were represented at the meeting, with 43,411,016 voted in favor, 283,279 shares voted against and 578,707 shares abstaining. The amendment to the Company’s Articles of Organization was filed with the Secretary of the Commonwealth of Massachusetts on May 20, 2014 and the Company began operating under its new name and its Common Stock began trading on the Nasdaq Global Market under the ticker symbol “XCRA” on May 22, 2014.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, could, should, would, anticipates, expects, intends, plans, predicts, projects, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission on October 11, 2013 as updated by Item 1A. Risk Factors and those appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and reflect management’s estimates and analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

Xcerra Corporation (“Xcerra” or the “Company”), formerly known as LTX-Credence Corporation, is a global provider of test and handling capital equipment, interface products, test fixtures, and services to the semiconductor, industrial, and electronics manufacturing industries. We design, manufacture, market and service systems and products that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. We operate in the semiconductor and electronics manufacturing test markets and are the parent company to the atg-Luther & Maelzer, Everett Charles Technologies, LTX-Credence and Multitest businesses. We have a broad spectrum of semiconductor and printed circuit board (“PCB”) test expertise that drives innovative new products and services, and the ability to deliver to customers fully integrated semiconductor test solutions.

Semiconductor designers and manufacturers worldwide use our test and handling equipment and interface products to test their devices during the manufacturing process. Our interface products include the design, manufacturing and marketing of load boards, contactors, and pins used in various types of test equipment, and as well as a wide variety of commercial and consumer applications. After testing, these devices are incorporated into a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems, digital cameras, automobile electronics and power management devices used in portable and automotive electronics. We also design, manufacture and market PCB test systems used in the testing of preassembly PCBs. These testers are used to verify the quality of the PCB prior to the installation of components. The types of PCBs that are tested using these systems include a diverse set of electronic products including network servers, personal computers, tablet computers and mobile phones. Our text fixture products include the design, manufacturing and marketing of in-circuit and functional-circuit fixture design and fabrication services for testing assembled PCBs. We also sell hardware and software support and maintenance services for our products.

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

The Dover Acquisition

On September 6, 2013, we entered into a Master Sale and Purchase Agreement (Purchase Agreement) with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (Dover Parent). Pursuant to the Purchase Agreement, we agreed to purchase from Dover or its specified affiliates (collectively, the Sellers) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the ECT Business, and such assets and intellectual property, the ECT Assets) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the MT Business, and such assets and intellectual property, the MT Assets). We also agreed to assume certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses or the Acquired Assets (as defined below). Under the Purchase Agreement, we would also acquire all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that are engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the Acquired Shares). The ECT Business and the MT Business are collectively referred to as the Acquired Businesses and the ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the Acquired Assets. The asset and share purchase transactions effected pursuant to the Purchase Agreement are collectively referred to as the “Dover Acquisition.” On December 1, 2013, the Company completed the Dover Acquisition pursuant to the Purchase Agreement.

On November 27, 2013, in anticipation of the completion of the Dover Acquisition and to fund the purchase price therefore we entered into a credit agreement (Credit Agreement) with Everett Charles Technologies LLC (ECT and together with us, the Borrowers), Silicon Valley Bank, as lender, administrative agent and issuing lender (SVB), and the several lenders from time to time party thereto (the Lenders). The Credit Agreement provides for a senior secured credit facility in favor of the Borrowers in the aggregate principal amount of up to $55.0 million (the Facility). See the Liquidity and Capital Resources for more information regarding our obligations and expected impact to our liquidity from the Credit Agreement. See Note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a more complete description of the Business Combination.

Pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, we paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by us to the certain Sellers in the original principal amount of $20.0 million. Pursuant to the Purchase Agreement, the cash purchase price was increased by $11.5 million, an amount equal to specified cash balances held by the Acquired Businesses as of the Closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Acquired Businesses as of the Closing. The cash purchase price was also increased by $3.2 million for a working capital adjustment as specified in the Purchase Agreement. After giving effect to the Post-Closing purchase price adjustments described above, and including the reduction in the promissory note, the aggregate purchase price paid to the Sellers as of the date of this report is $106.0 million.

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

Since the Dover Acquisition closed prior to January 31, 2014, the Acquired Assets and liabilities assumed are included in our unaudited Consolidated Balance Sheet as of April 30, 2014. Through April 30, 2014, we incurred an aggregate of approximately $3.8 million in expenses in connection with the Acquisition, all of which are recognized in selling, general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Income (Loss). We expect to incur additional expenses relating to the integration of the Acquired Businesses into our operations.

Industry Conditions and Outlook

We sell capital equipment, consumables and services to companies that design, manufacture, assemble, or test semiconductor devices and PCBs. The electronics manufacturing industry, of which semiconductors and PCBs are key components, is highly cyclical, causing a cyclical impact on our financial results. Approximately 50% of our revenues are derived from selling capital equipment. As a result, our revenue is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and PCBs and the products that incorporate them. Therefore, demand for our capital equipment and other products and services are dependent on growth in the electronics industry. In particular, three primary characteristics of the industry in which we operate drive the demand for our products and services:

•	increases in unit production of semiconductor devices and PCBs;

•	increases in the complexity of semiconductor devices and PCBs used in electronic products; and

•	the emergence of next generation electronic products requiring new semiconductor or PCB technologies.

The following graph shows the cyclicality in semiconductor test and handling equipment orders and shipments from fiscal 2007 through April 2014 (using the three month moving average), as calculated by SEMI, an industry trade organization:

Consistent with our business strategy, we have continued to invest significant amounts in engineering and product development to develop and enhance our products during industry slowdowns. During these slowdown periods, we implement cost reduction measures, such as the strict oversight of expenditures and reduction in discretionary travel and other variable overhead expenses. We believe that these reductions in operating expenses preserve our ability to fund critical product research and development efforts and continue to provide our customers with the levels of responsiveness and service they require. We believe that our competitive advantages in the semiconductor test and PCB test industries are primarily driven by the ability of our products to meet or exceed the cost and technical specifications required for the testing of advanced semiconductor devices and PCBs. Our current investment in engineering and product development is focused on enhancements and additions to our product offerings with new options, instruments, and performance enhancements designed for specific market segments. We believe this will continue to differentiate our products from the product offerings of our competitors.

We are also exposed to the risks associated with the volatility of the U.S. and global economies. The lack of visibility regarding whether or when there will be sustained growth periods for the sale of electronic goods and information technology equipment, and uncertainty regarding the amount of sales, underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Slow or negative growth in the U.S. economy may materially and adversely affect our business, financial condition, and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, pricing pressure as a result of a slowdown, or other competitive pressures. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would have a more significant adverse effect on our results of operations because in any particular quarter a limited number of transactions would account for an even greater portion of sales for the quarter.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that our most critical accounting policies upon which our financial reporting depends and which involve the most complex and subjective decisions or assessments are as follows: revenue recognition, inventory reserves, income taxes, warranty, goodwill and other intangibles, impairment of long-lived assets, and allowances for doubtful accounts.

A summary of those accounting policies and estimates that we believe to be most critical to fully understand and evaluate our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and Notes and related disclosures in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Revenue Recognition

Our revenue recognition policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance (if required) has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

Inventory Reserves

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated customer demand. These factors include changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values, and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. These reserves are not reversed until the related inventory is sold or otherwise disposed. Our inventory reserves policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to the Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes

In accordance with Topic 740, Income Taxes to the FASB ASC (“Topic 740”), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized.

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. Topic 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there are cumulative losses in recent years, Topic 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire U.S. net deferred tax assets, and full valuation allowance against the net deferred tax assets of foreign jurisdictions without a history of profitability. The valuation allowance for deferred tax assets increased from $200.1 million at July 31, 2012, to $204.5 million at July 31, 2013. The increase in our valuation allowance compared to the prior year was primarily due to an increase in deferred tax assets associated with the current year taxable loss generated in various jurisdictions.

We expect to record a full valuation allowance on future U.S. tax benefits and in foreign tax jurisdictions without a history of sustained profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of the merger with Credence in 2008 and Internal Revenue Service Code Section 382 guidance, the future utilization of our net operating loss deductions will be significantly limited. The acquisition of the atg L&M, ECT and Multitest businesses from Dover did not result in a change in the valuation allowance against our deferred tax assets. A valuation allowance of $77,490 was recorded in purchase accounting against acquired deferred tax assets.

Valuation of Goodwill and Indefinite Lived Assets

We perform our annual goodwill impairment test as required under the provisions of Topic 350-10, Intangibles—Goodwill and Other to the FASB ASC (“Topic 350”) on July 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, and from our merger with Credence Systems Corporation (“Credence”) on August 29, 2008. There was no goodwill associated with the acquisition of the ECT and Multitest businesses in the Dover Acquisition on December 1, 2013. As a result of the Dover Acquisition, we are still evaluating the impact on the structure of the reporting units of the combined company. During the nine months ended April 30, 2014, we did not identify any triggering events that would result in an interim test of goodwill.

Valuation of Identifiable Intangible Assets

Our identifiable intangible assets include developed technology, distributor and key customer relationships, and trademarks.

We primarily use the income approach to value the existing technology and other intangible assets as of the date of acquisition. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting them to present value at a risk-adjusted discount rate.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of April 30, 2014 and July 31, 2013, there were no indicators that required us to conduct a recoverability test as of these dates.

Product Warranty Costs

We provide standard warranty coverage on our systems, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. Our product warranty cost policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

Our recent accounting pronouncements are described in Note 11, Recent Accounting Pronouncements, contained in the Notes to the Consolidated Financial Statements included in Part 1, Item 1 of Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in thousands, except for percent changes and per share data:

	Statement of Operations

	Three Months Ended April 30,			Nine Months Ended April 30,
	2014	2013	% Change	2014	2013	% Change
Net product sales	$97,122	$28,092	245.7	$181,466	$88,521	105.0
Net service sales	8,302	8,165	1.7	25,081	25,940	(3.3)

Net sales	105,424	36,257	190.8	206,547	114,461	80.5
Cost of sales	61,869	17,558	252.4	119,050	53,699	121.7

Gross profit	43,555	18,699	132.9	87,497	60,762	44.0

Engineering and product development expenses	17,579	13,407	31.1	46,258	39,003	18.6
Selling, general and administrative expenses	23,295	9,213	152.8	52,133	28,401	83.6
Amortization of purchased intangible assets	540	395	36.7	1,157	1,187	(2.5)
Restructuring	1,422	356	299.4	3,581	655	446.7

Income (loss) from operations	719	(4,672)	(115.4)	(15,632)	(8,484)	84.3

Other income (expense):
Interest expense	(800)	(60)	123.3	(1,361)	(167)	715.0
Interest income	78	200	(61.0)	221	685	(67.7)
Bargain purchase gain	—	—		4,644	—	100.0
Other (expense) income, net	(46)	(177)	74.0	477	(65)	(833.8)

Loss before (provision for) benefit from income taxes	(49)	(4,709)	(98.9)	(11,651)	(8,031)	45.1
(Provision for) benefit from income taxes	(151)	(35)	331.4	(1,030)	560	(283.9)

Net loss	$(200)	$(4,744)	(95.8)	$(12,681)	$(7,471)	69.7

Net loss per share:
Basic and diluted	$(0.00)	$(0.10)		$(0.26)	$(0.16)

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.7	48.4	57.6	46.9

Gross profit	41.3	51.6	42.4	53.1

Engineering and product development expenses	16.7	37.0	22.4	34.1
Selling, general and administrative expenses	22.1	25.4	25.2	24.8
Amortization of purchased intangible assets	0.5	1.1	0.6	1.0
Restructuring	1.3	1.0	1.7	0.6

Income (loss) from operations	0.7	(12.9)	(7.5)	(7.4)

Other income (expense):
Interest expense	(0.8)	(0.0)	(0.7)	(0.1)
Interest income	0.0	0.6	0.1	0.6
Bargain purchase gain	—	—	2.2	—
Other (expense) income, net	(0.0)	(0.5)	0.2	(0.0)

Loss before (provision for) benefit from income taxes	(0.0)	(13.0)	(5.6)	(7.0)
(Provision for) benefit from income taxes	(0.1)	(0.1)	(0.5)	0.5

Net loss	(0.2)%	(13.1)%	(6.1)%	(6.5)%

Three and Nine Months Ended April 30, 2014 Compared to the Three and Nine Months Ended April 30, 2013

Net sales. The increase in net sales for the three months ended April 30, 2014 compared to the prior year period was due principally to the completion of the Dover Acquisition in December 2013. During the three months ended April 30, 2014, $45.1 million of net sales were generated by the former LTX-Credence business and $60.3 million of net sales resulted from the operations of the atg newly acquired businesses, for total net sales of $105.4 million. Excluding net sales from the newly acquired businesses, our net sales revenue of $45.1 million for the three months ended April 30, 2014 increased 24% as compared to net sales of $36.3 million for the three months ended April 30, 2013, driven by increased net sales in all product lines due to higher customer demand for our test equipment resulting from higher demand in our customers’ end markets.

During the nine months ended April 30, 2014, $106.3 million of net sales were generated by the former LTX-Credence business and $100.2 million of net sales resulted from the operations of the newly acquired businesses, for total net sales of $206.5 million. Excluding net sales from the newly acquired businesses, our net sales of $106.3 million for the nine months ended April 30, 2014 decreased 7% as compared to net sales of $114.5 million for the nine months ended April 30, 2013. This decrease was driven by lower customer demand for our test equipment resulting from lower demand in our customers’ end markets.

Gross profit. The increase in gross profit for the three months ended April 30, 2014 compared to the prior year period was due principally to the completion of the Dover Acquisition in December 2013. During the three months ended April 30, 2014, gross profit for the former LTX-Credence business was $25.2 million and $18.4 million resulted from the operations of the newly acquired businesses, for a total gross profit of $43.6 million. Excluding the gross profit of the newly acquired businesses, our gross profit of $25.2 million for the three months ended April 30, 2014 increased 35% as compared to gross profit of $18.7 million for the three months ended April 30, 2013. This increase was driven by higher net sales from the former LTX-Credence business of $45.1 million for the three months ended April 30, 2014 as compared to net sales of $36.3 million for the three months ended April 30, 2013. The higher net sales of the former LTX-Credence business year over year led to higher absorption of fixed costs of sales.

The total increase in gross profit for the nine months ended April 30, 2014 as compared to the nine months ended April 30, 2013 was driven primarily by gross profit from the newly acquired businesses of $31.2 million. During the nine months ended April 30, 2014, gross profit for the former LTX-Credence business was $56.3 million and $31.2 million resulted from the operations of the newly acquired businesses, for a total gross profit of $87.5 million. Excluding the gross profit of the newly acquired businesses, our gross profit of $56.3 million for the nine months ended April 30, 2014 decreased 7% as compared to gross profit of $60.8 million for the nine months ended April 30, 2013. This decrease in the LTX-Credence gross profit was driven by lower net sales from the former LTX-Credence business of $106.3 million for the nine months ended April 30, 2014 as compared to net sales of $114.5 million for the nine months ended April 30, 2013. The lower net sales of the former LTX-Credence business year over year led to lower absorption of fixed cost of sales and consequently lower gross profit.

Engineering and product development expenses. The increase in engineering and product development expenses for the periods presented was due primarily to product development expenses incurred by the Acquired Businesses from December 1, 2013 to April 30, 2014. Excluding expenses associated with the Acquired Businesses, engineering and product development expenses for LTX-Credence were $12.6 million and $38.0 million for the three and nine months ended April 30, 2014, respectively, compared to the prior year periods. This decrease was due to lower personnel related expenses in the comparable periods resulting from headcount reductions completed at the end of January 2014.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three months ended April 30, 2014 compared to the prior year period was due principally to the completion of the Dover Acquisition in December 2013. During the three months ended April 30, 2014, the former LTX-Credence business had selling, general and administrative expenses of $10.2 million and the newly acquired businesses had selling, general and administrative expenses of $13.1 million, for total selling, general and administrative expenses of $23.3 million. During the nine months ended April 30, 2014, the former LTX-Credence business had selling, general and administrative expenses of $30.9 million and the newly acquired businesses had selling, general and administrative expenses of $21.2 million, for total selling, general and administrative expenses of $52.1 million. Excluding the selling, general and administrative expenses of the newly acquired businesses, our selling, general and administrative expenses of $10.2 million and $30.9 million for the three and nine months ended April 30, 2014 increased 11% and 9% as compared to selling, general and administrative expense of $9.2 million and $28.4 million for the three and nine months ended April 30, 2013. This increase in LTX-Credence selling, general and administrative expenses was due to Dover Acquisition-related professional fees of $0.4 million and $2.5 million, respectively, recognized in the three and nine months ended April 30, 2014, as well as higher variable commissions on higher revenue, higher insurance premiums and other corporate-related expenses associated with the Acquired Businesses.

Amortization of purchased intangible assets. The increase in amortization for the periods shown is a result of the addition of intangible assets from the Dover Acquisition, which will be amortized over their expected useful lives.

Restructuring. The restructuring expense recorded in the three months ended April 30, 2014 included $1.0 million of estimated severance and post-employment obligations related to headcount reductions during the period that were part of the plan announced January 31, 2014. For the nine months ended April 30, 2014, the total expense associated with these headcount reductions was $3.2 million, and we expect to incur an additional $0.6 million of severance and post-employment benefits for employees with delayed departure dates through October 31, 2014. The remainder of the expense for the three months ended April 30, 2014, or $0.4 million, was associated with costs to vacate our Beaverton, Oregon facility as well as remaining lease obligations on the vacated facility.

Interest expense. The increase in interest expense for the periods presented was driven by interest incurred on the bank term loan and the seller financing promissory notes, which closed in the three months ended January 31, 2014, proceeds of which were used to fund the Dover Acquisition.

Interest income. Interest income decreased in the periods presented due to a decrease in marketable securities held within our portfolio. We used approximately $35.0 million of marketable securities to fund a portion of the purchase price for the Dover Acquisition.

Bargain purchase gain. During the nine months ended April 30, 2014, we recorded a bargain purchase gain of $4.6 million associated with the Dover Acquisition, which represents the excess of the fair value of the net assets acquired as compared to the acquisition price.

Other (expense) income, net. Other (expense) income, net primarily includes the impact of changes in foreign exchange gains and losses.

(Provision for) benefit from income taxes. We recorded an income tax provision of $0.2 million in the three months ended April 30, 2014 which was primarily due to foreign tax on earnings generated in foreign jurisdictions and the release of reserves due to statute of limitation expirations.

As of April 30, 2014 and July 31, 2013 our liability for unrecognized income tax benefits was $6.6 million and $6.8 million, respectively (of which $3.0 million and $3.2 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on United States deferred tax assets until we can sustain an appropriate level of profitability to ensure utilization of existing assets. Until such time, we would not expect to recognize any significant tax benefits in our results of operations.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the nine months ended April 30, 2014 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2013	$124.4
Proceeds from bank term loan, net of fees	48.7
Cash paid for Acquired Businesses, net of cash acquired	(66.9)
Capital expenditures	(2.9)
Payments of acquisition related expenses	(3.4)
Principal payments of bank term loan	(1.3)
Other cash used, net	(1.9)

Cash and cash equivalents and marketable securities at April 30, 2014	$96.7

As of April 30, 2014, we had net working capital of $175.5 million, as compared to net working capital of $147.4 million at July 31, 2013. Capital expenditures totaled approximately $2.9 million and $2.2 million for the nine months ended April 30, 2014 and 2013, respectively. Capital expenditures for the nine months ended April 30, 2014 and April 30, 2013, were composed primarily of capital related to certain engineering projects and spare parts to support our installed base of equipment.

We had $4.4 million in net cash used in operating activities for the nine months ended April 30, 2014, as compared to net cash provided by operating activities of $2.9 million for the same period of the prior year. The net cash used in operating activities for the nine months ended April 30, 2014 was primarily related to our net loss of $12.7 million adjusted for non-cash items including depreciation and amortization and stock based compensation of approximately $11.0 million. The net cash used in operating activities was also related to an increase in working capital of $2.7 million. The net cash provided by operating activities for the nine months ended April 30, 2013 was primarily related to our net loss of $7.5 million, adjusted for non-cash items including depreciation and amortization and stock based compensation, of approximately $9.9 million, and a decrease in working capital of $0.5 million.

We had $16.0 million in net cash used in investing activities for the nine months ended April 30, 2014 as compared to net cash provided by investing activities of $5.8 million for the nine months ended April 30, 2013. The net cash used in investing activities for the nine months ended April 30, 2014 was primarily related to $66.9 million of cash paid for the Acquired businesses, net of cash received from the Dover Acquisition, $50.0 million of purchases of available-for-sale securities, and $2.9 million of purchases of property and equipment. This cash use was offset by $103.9 million from sales and maturities of marketable securities. The net cash provided by investing activities for the nine months ended April 30, 2013 was primarily related to $53.4 million of proceeds from sales and maturities of available-for-sale securities and $4.9 million in proceeds from sales of held-to-maturity securities, offset in part by $45.5 million of purchases of available-for-sale securities, $4.8 million in purchases of held-to-maturity securities, and $2.2 million of purchases of property and equipment.

We had $47.1 million in net cash provided by financing activities for the nine months ended April 30, 2014 as compared to net cash used in financing activities of $9.8 million for the nine months ended April 30, 2013. The net cash provided by financing activities for the nine months ended April 30, 2014 was related to $48.7 million of net proceeds from a bank term loan, offset in part by principal payments of the bank term loan of $1.3 million, as well as payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises. The net cash used in financing activities for the nine months ended April 30, 2013 was primarily related to repurchases of common stock of $9.2 million as well as payments of tax withholdings for vested restricted stock units.

Credit Agreement

On November 27, 2013, in anticipation of the completion of the Dover Acquisition and to fund the purchase price therefore, we entered into the Credit Agreement with ECT, SVB, as lender, administrative agent and issuing lender, and the Lenders from time to time party thereto. The Credit Agreement provides for a senior secured credit facility in the aggregate principal amount of up to $55.0 million (the Facility).

The Facility consists of a term loan facility for $50.0 million that was advanced to us on November 27, 2013 (the Term Loan) and a revolving credit facility (including a letter of credit facility) for up to $5.0 million (the Revolving Loan and, together with the Term Loan, the Loans) that is available from time to time for five years after November 27, 2013 (the Closing Date). Under the terms of the Credit Agreement, not more than one time during the period commencing on the Closing Date until the close of business on the date that is one day prior to the 42-month anniversary of the Closing Date, the Facility may be increased by an aggregate amount not to exceed $20.0 million through an additional facility on a pari passu basis with the Term Loan, subject to specified conditions and the agreement of one or more Lenders to participate therein. At April 30, 2014, approximately $1.2 million was outstanding in the form of standby letters of credit. The standby letters of credit have various expiration dates, of which the last to expire is November 2014.

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

Borrowings under the Facility bear interest, at a base rate plus a margin of up to 2.50% per annum, or at LIBOR plus a margin of up to 3.50% per annum, in either case based on our ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default under the Credit Agreement. Certain customary fees and expenses are also payable in connection with the Facility.

The proceeds of the Term Loan were primarily used to fund the purchase price with respect to the Dover Acquisition.

The Credit Agreement contains customary affirmative and negative covenants, subject in certain cases to baskets and exceptions, including negative covenants with respect to indebtedness, liens, fundamental changes, dispositions, restricted payments, investments, ERISA matters, matters relating to subordinated debt, affiliate transactions, sale and leaseback transactions, swap agreements, accounting changes, negative pledge clauses, clauses restricting subsidiary distributions, lines of business, amendments to certain documents and use of proceeds. The Credit Agreement also contains customary reporting and other affirmative covenants. The Credit Agreement contains a consolidated fixed charge coverage ratio, consolidated leverage ratio and liquidity requirements including the covenant that we maintain approximately $50 million in domestic cash and cash equivalents to meet the minimum level of liquidity covenant. The Credit Agreement required that we maintain a consolidated leverage ratio of less than 3.00 to 1.00 as of the end of four consecutive fiscal quarters ending January 31, 2014. At January 31, 2014, our consolidated leverage ratio exceeded this ratio threshold, resulting in an event of default under the Credit Agreement. On April 15, 2014, we executed a First Amendment to Credit Agreement and Waiver (Credit Agreement Amendment and Waiver) pursuant to which the parties thereto agreed, among other things, to waive the occurrence of the event of default resulting from our failure to meet the above described financial covenant in the Credit Agreement provided, that our consolidated leverage ratio for the four fiscal quarters ending on January 31, 2014 did not exceed 3.66 to 1.00. Pursuant to the Credit Agreement Amendment and Waiver, the parties also agreed to modify the definition of “consolidated net income” to include, in the calculation of consolidated net income for periods following the closing of the Dover Acquisition, net income (or loss) attributable to the Acquired Businesses for specified periods prior to the closing of the Dover Acquisition. As of April 30, 2014 we were in compliance with all covenants under the Credit Agreement and Credit Agreement Amendment and Waiver including the consolidated leverage ratio.

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

Pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, we paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by us to the certain Sellers in the original principal amount of $20.0 million. Pursuant to the Purchase Agreement, the cash purchase price was increased by $11.5 million, an amount equal to specified cash balances held by the Acquired Businesses as of the Closing and decreased by an amount equal to any acquired indebtedness and the amount of certain transaction costs and employee related liabilities of the Acquired Businesses as of the Closing. The cash purchase price was also increased by $3.2 million for a working capital adjustment as specified in the Purchase Agreement. After giving effect to the Post-Closing purchase price adjustments described above, and including the reduction in the promissory note, the aggregate purchase price paid to the Sellers as of the date of this report is $106.0 million.

Subject to certain conditions, the original principal amount of the promissory notes are also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory note in full prior to such date. In January 2014, we executed leases for two new facilities, and in February 2014, we provided Dover with written certification of our planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory note issued to Dover was reduced by $2.0 million. The promissory notes may be reduced further by $1.75 million subject to certification from us to Dover of other specified events that have not yet occurred. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the LIBOR plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. The promissory notes are subject to payments of $1.3 million due on December 1 and June 1 of each year, until the notes are paid in full.

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

Commitments and Contingencies

As of April 30, 2014, our major outstanding contractual obligations are related to our rental properties, other operating leases, Bank Term Loan principal and interest, inventory purchase commitments, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2014 or July 31, 2013.

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

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2014 or July 31, 2013.

The aggregate outstanding amount of our contractual obligations was $134.1 million as of April 30, 2014. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of April 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2014	2015-2016	2017-2018	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$25,156	$2,277	$12,195	$5,595	$5,089
Inventory commitments	30,276	21,574	8,678	24	—
Severance	1,101	792	309	—	—
Bank Term Loan- principal and interest	53,707	966	10,625	15,053	27,063
Promissory Notes- principal and interest	23,825	—	6,324	7,557	9,944

Total Contractual Obligations	$134,065	$25,609	$38,131	$28,229	$42,096

The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019.

Facility Purchases and Build-outs

In June 2014, we expect to enter into a purchase and sale agreement for land and a building in Rosenheim, Germany, which is the site of our facility in that location. The total purchase price is 3.3 million EUR, and we expect to fund the cost through debt and cash on hand. We expect to borrow 2.9 million EUR in the form of a 10-year bank loan, with an annual interest rate of 2.35%. We expect to fund the remaining $0.4 million through operating cash. We expect this transaction to be completed during our fourth fiscal quarter ending July 31, 2014.

Starting in Q4 14, we expect to pay approximately 1 million EUR for renovation costs for the Rosenheim facility. We expect to pay for these costs using operating cash. We expect to capitalize these renovation costs as leasehold improvements in our Consolidated Balance Sheet.

Also in Q4 14, we expect to pay approximately $1 million for renovation costs associated with one of our California facilities. We will be moving from our current location in Pomona, California to a new facility in Fontana, California during August, 2014, and in anticipation of that move we will be incurring build-out costs that we expect to capitalize as leasehold improvements in our Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

As of April 30, 2014 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting can prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we are party to legal proceedings in the course of our business. We do not, however, expect any such pending legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

This Quarterly Report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “should,” “intends,” “estimates,” “seeks” or similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. If any of these risks were to occur, our business, financial condition, results of operations or prospects, could be materially and adversely affected. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. We do not assume any obligation to update any forward-looking statement we make.

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

On December 1, 2013, we completed our acquisition of the Acquired Assets from Dover and its specified affiliates pursuant to the Purchase Agreement.

The Dover Acquisition is substantial in size, scope, and complexity, and entails many changes, including the integration of the Acquired Businesses, Dover personnel and Dover systems with our operations. These transition activities are complex and we have incurred and will continue to incur significant costs related to the Dover Acquisition. The commercial and financial success of the Dover Acquisition is subject to many risks including those set forth below:

•	We might not be successful in integrating employees, products and technology with our existing business, and such integration may divert significant management attention from our existing business;

•	We may realize greater expenses than we anticipated from the Dover Acquisition;

•	We may fail to realize synergies that we anticipated from the Dover Acquisition;

•	We may fail to retain key executives and employees, which could reduce the likelihood of success of the Dover Acquisition;

•	We may encounter difficulties in the assimilation of employees and corporate cultures;

•	The combination of the companies may not deliver to our customers the benefits that we have anticipated, which may result in customers reducing their aggregate spending with the Acquired Businesses and/or with our existing businesses;

•	We may have difficulty in developing, manufacturing and marketing the products of the Acquired Businesses in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies;

•	We may have assumed unforeseen legal, regulatory, intellectual property or other liabilities; and

•	We will have less cash available for other purposes, including acquisitions of technologies or businesses.

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

In addition, the market price of our common stock may decline if the integration of the Acquired Businesses is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or if the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

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

* One of our markets is the highly cyclical semiconductor industry, which causes a cyclical impact on our financial results.

We sell capital equipment and peripheral connectivity products to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Although industry order rates increased in portions of fiscal 2011, industry conditions weakened as we entered fiscal 2012 and continued to weaken through fiscal 2013 and into the first half of fiscal 2014. Industry conditions appear to be improving in the second half of fiscal 2014. The ability to forecast the business outlook for our industry is typically limited to three months. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would negatively impact our business. Downturns in the semiconductor equipment and electronics manufacturing industries have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices, and excessive inventory levels. We believe the markets for newer generations of semiconductor devices and electronics products will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in purchase commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we may not be able to maintain or exceed our current level of sales.

Additionally, as a capital equipment provider, our revenue is driven by the capital expenditure budgets and spending patterns of our customers who often delay or accelerate purchases in reaction to variations in their businesses. Because a high portion of our costs are fixed, we are limited in our ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. In an economic contraction, we may not be able to reduce our significant fixed costs, such as continued investment in research and development, capital equipment requirements and materials purchased from our suppliers.

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

As of April 30, 2014, our indebtedness was approximately $67.9 million and we may incur substantial additional indebtedness in the future. Our substantial indebtedness could have important consequences, including:

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

We may not be able to meet our debt service obligations, including our obligations under the Credit Agreement with SVB. If we are unable to maintain certain financial covenants, we would be in default under the Facility, which could permit the Lenders to accelerate the maturity of the Facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results, and could force us to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

*We may need additional financing, which could be difficult to obtain or limit our operational flexibility.

In the event we need to raise additional funds, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

Our quarterly and annual operating results are affected by a wide variety of factors that have had and could continue to have material and adverse effects on our financial condition and stock price or lead to significant variability in our operating results or our stock price, including the following:

•	the fact that sales of a limited number of test systems or handlers may account for a substantial portion of our net sales in any particular fiscal quarter;

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix;

•	the configurations of systems sold;

•	the customers to whom we sell our systems; or

•	volume;

•	a long sales cycle due to the significant investment made by our customers in installing our systems and the time required to incorporate our systems into our customers’ design or manufacturing process; and

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers;

•	excess production capacity our customers;

•	shorter than expected lifecycles of our customers’ products;

•	uncertain market acceptance of products developed by our customers; or

•	our own research and development.

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

A substantial amount of the shipments of our systems for a particular quarter may occur late in the quarter. Our shipment pattern may expose us to significant risks of not meeting our expected financial results for each quarter in the event of problems during the complex process of final test and acceptance prior to revenue recognition. If we were to experience problems of this type late in our quarter, shipments could be delayed and our operating results could fall below expectations.

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

We are dependent on certain semiconductor device manufacturers as sole source suppliers of certain sub-assemblies and components used in our systems which are manufactured in accordance with our proprietary design and specifications. We have no written supply agreement with these sole source suppliers and purchase our custom components through individual purchase orders. If one of our sole source suppliers were to fail to produce or provide the parts they agreed to build for us at the specifications, price, or volume required, we would face a significant delay in the final production of our products because we do not have redundant capacity available, and our revenue and results of operations would be materially and adversely affected.

Compliance with current and future environmental regulations may be costly and disruptive to our operations.

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries that limit or restrict the amount of hazardous material in certain electronic components such as PCBs. One such regulation is Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 that restricts the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the EU market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB), and polybrominated diphenyl ether (PBDE), except where exemptions apply, from July 1, 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the nine restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 28 Member States). Any interruption in supply due to the unavailability of restriction free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. As previously discussed, the failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 83% of our revenues for fiscal 2013, 77% of our revenues for fiscal 2012, and 85% of our revenues for fiscal 2011. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier for test systems in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Slow or negative growth in the domestic or global economies may continue to materially and adversely affect our business, financial condition, and results of operations for the foreseeable future. The strength of the domestic and global economies impact business capital spending and the sale of electronic goods and information technology equipment, which impacts our sales, revenues, and profits. The lack of visibility regarding whether there will be sustained growth in domestic and global economies creates uncertainty regarding the amount of our sales, and underscores the need for caution in predicting growth in the semiconductor test equipment industry in general and in our revenues and profits specifically. Our results of operations would be further adversely affected if we were to experience lower than anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements, or pricing pressure as a result of a slowdown. At lower levels of revenue, there is a higher likelihood that these types of changes in our customers’ requirements would adversely affect our results of operations because in any particular quarter a limited number of transactions accounts for an even greater portion of sales for the quarter.

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

We have significant guarantees, indemnification, and customer confidentiality obligations.

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

Our success depends substantially upon the continued service of our executive officers and key personnel, none of whom is bound by an employment or non-competition agreement. Our success also depends on our ability to attract and retain highly qualified managers and technical, engineering, marketing, sales and support personnel. Competition for such specialized personnel is intense, and it may become more difficult for us to hire or retain them. Our volatile business cycles only aggravate this problem. If we implement layoffs during an industry downturn, our ability to hire or retain qualified personnel may be diminished. Our business, financial condition, and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract additional skilled employees.

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

If we do not successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. We also rely on trade secrets, proprietary know-how, and confidentiality provisions in agreements with employees and consultants to protect our intellectual property. Other parties may not comply with the terms of their agreements with us, and we may not be able to adequately enforce our rights against these parties.

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

In the future we may be subject to litigation that could have an adverse effect on our business

From time to time, we may be subject to litigation or other administrative and governmental proceedings that could require significant management time and resources and cause us to incur expenses and, in the event of an adverse decision, pay damages in an amount that could have a material adverse effect on our financial position or results of operations.

Product defects and any damages stemming from product liability could harm our reputation among existing and potential customers and could have a material adverse effect upon our business results and financial condition

We cannot guarantee that there are no defects in the products we manufacture or that our product liability insurance will sufficiently cover the ultimate amount of any damages caused by such defects. Large scale accidents due to product defects or any discovery of defects in our products could harm our reputation, result in claims for damages, and have a material adverse effect upon our business results and financial condition.

Our operations and the operations of our customers and suppliers are subject to risks of natural catastrophic events, widespread health epidemics, acts of war, and the threat of domestic and international terrorist attacks, any one of which could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could negatively affect our business and results of operations.

Our operations and those of our customers and suppliers are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fires, earthquakes, hurricanes, volcanic eruptions, energy shortages, telecommunication failures, tsunamis, flooding, or other natural disasters. Such disruption could materially increase our costs and expenses as well as cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. Any of these conditions could have a material adverse effect on our business, financial conditions, or results of operations.

Damage, interference, or interruption to our information technology networks and systems could hinder business continuity and lead to substantial costs or harm to our reputation

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales, and accounting. Attacks by hackers or computer viruses, wrongful use of the information security system, careless use, accidents or disasters could undermine the defenses we have established for these systems and disrupt business continuity, which could not only risk leakage or tampering of information but could also result in a legal claim, litigation, damages liability or an obligation to pay fines. If this were to occur, our reputation could be harmed, we could incur substantial costs, and it may have a material adverse effect upon our financial condition and results of operation.

*Our stock price is volatile.

In the twelve-month period ended on April 30, 2014, our stock price ranged from a low of $4.05 to a high of $10.54. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill, intangible assets, and long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with Topic 350, Intangibles—Goodwill and Other, to the FASB ASC.

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

Over time we may identify and correct deficiencies or weaknesses in our internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, our internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that have not been identified by us could emerge and the identification and correction of these deficiencies or weaknesses could have a material impact on our results of operations. If our internal control over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 15, 2011 through April 30, 2014. There were no repurchases of common stock in the three and nine months ended April 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of program	—	$—	—	$25,000,000
Fiscal year ended 7/31/2012	1,652,394	$5.84	1,652,394	$15,474,033
Fiscal year ended 7/31/2013	1,642,272	$5.50	1,642,272	$6,265,866
Three months ended 10/31/2013	—	$—	—	$6,265,866
Three months ended 1/31/2014	—	$—	—	$6,265,866
Three months ended 4/30/2014	—	$—	—	$6,265,866

Total	3,294,666	$5.67	3,294,666

(1)	On September 15, 2011, the board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: June 9, 2014	By:	/s/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to Credit Agreement and Waiver, dated April 15, 2014, among the Registrant, Everett Charles Technologies, LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender.

10.2	Executive Employment Agreement, dated April 29, 2014, between the Company and David G. Tacelli (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).

10.3	Executive Employment Agreement, dated April 29, 2014, between the Company and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).

10.4	Addendum to Employment Agreement, dated April 29, 2014, between the Company and Pascal Ronde (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).
31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith