Form 10-K
period 2014-07-31
Xcerra Corp
filed 2014-10-14
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Large Accelerated Filer    ☐                 Accelerated Filer    ☒                 Non-Accelerated Filer    ☐

Smaller Reporting Company Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $399,748,991

Number of outstanding shares of Common Stock as of October 7, 2014:    54,072,673

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

XCERRA CORPORATION

PART I

Item 1.

Business Introduction

Xcerra Corporation (Xcerra or the Company), formerly known as LTX-Credence Corporation, is a global provider of test and handling capital equipment, interface products, test fixtures and related services to the semiconductor and electronics manufacturing industries. We design, manufacture and market products and services that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. We operate in the semiconductor and electronics manufacturing test markets through our atg-Luther & Maelzer, Everett Charles Technologies (ECT), LTX-Credence and Multitest businesses. We have a broad spectrum of semiconductor and printed circuit board (PCB) test expertise that drives innovative new products and services and our ability to deliver fully integrated semiconductor test solutions.

On December 1, 2013, we acquired the Multitest and ECT businesses from Dover Printing & Identification, Inc. (Dover Corporation or Dover) for $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt, and $20.0 million was paid by the issuance of promissory notes. Pursuant to the Master Sale and Purchase Agreement entered into with Dover Corporation on September 6, 2013, the cash purchase price was increased by $12.5 million to reflect, among other required adjustments, specified cash balances held by the acquired businesses, acquired indebtedness, certain transaction costs, employee-related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover Corporation in connection with the satisfaction of certain conditions.

Our Multitest business designs and manufactures products used in the testing of integrated circuits, including test handlers, test contactors and semiconductor load boards. Our ECT business designs and manufactures equipment and consumables that are used in the testing of bare and loaded printed circuit boards. ECT, which operates under the brand names atg-Luther & Maelzer and Everett Charles Technologies, offers a complete line of PCB testing solutions, including flying probe and universal grid testers, test fixtures and probes.

The acquisition of Multitest and ECT has enabled us to address a greater portion of the semiconductor test industry and has provided access to the broader electronics manufacturing industry. We believe this acquisition has several strategic benefits, including: (i) broadening our semiconductor test product portfolio and uniquely positioning us as a total test cell solutions provider, (ii) enabling us to cross-sell across multiple product lines, (iii) doubling our total addressable market from our estimate of approximately $2.3 billion to more than $5.1 billion, (iv) adding additional consumable-based, recurring revenue components to our business and (v) broadening our customer base to include companies such as Broadcom, Cisco, HP, IBM, Microsoft, SanDisk and TTM Technologies, among others.

Semiconductor designers and manufacturers worldwide use our test and handling equipment and interface products (load boards, test contactors and probe pins) to test their devices during the manufacturing process. The devices our products test are incorporated into a wide range of products, including personal computers; mobile internet equipment such as wireless access points and interfaces; broadband access products such as cable modems and set top boxes; personal communication and entertainment products such as mobile phones and tablets; consumer products such as televisions, videogame systems and digital cameras; automobile electronics; and power management devices used in portable and automotive electronics.

Our PCB test systems are used to verify the quality of the pre-assembled PCB before individual components, including integrated circuits, are installed onto the PCB. Our test fixture products are consumable components used by PCB test systems to test assembled PCBs. The types of PCBs that are tested using our systems are incorporated into a diverse set of electronic products including network servers, personal computers, tablets and mobile phones.

The chart below displays the semiconductor and PCB manufacturing processes and identifies the product and service offerings at the various steps where our systems or products are used.

Image of semiconductor wafer courtesy of Taiwan Semiconductor Manufacturing Co., Ltd.

For our semiconductor test-related businesses we focus our marketing and sales efforts on integrated device manufacturers (IDMs); outsourced semiconductor assembly and test providers (OSATs), which perform assembly and testing services for the semiconductor industry; and fabless semiconductor companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of semiconductor test systems, test handlers and interface products and provide a global network of strategically deployed applications and support resources. Representative customers include Bosch, HiSilicon, MediaTek, Microchip Technology, NXP, Skyworks, ST Microelectronics, Texas Instruments and Toshiba. For our PCB test systems and PCB assembly test fixtures and design services, we focus our marketing and sales efforts on the manufacturers of PCBs, as well as the companies into whose products the PCBs are incorporated. Representative customers for these businesses include AT&S, Continental, Microsoft, Samsung, TTM Technologies and Wurth.

Our objective is to be the leading supplier of market-focused, cost-optimized test solutions for the semiconductor and electronics manufacturing test markets. Key elements of our growth strategy include:

•

Continue to introduce new, innovative products. We intend to continue to invest in the development of new test solutions designed to meet evolving customer demands such as achieving the lowest cost of test and reducing the time to high volume production on new products. We intend to leverage our existing technical expertise and continue to invest significant resources both in our current solutions and in developing solutions that address new markets as well as new segments of existing markets.

•

Leverage total test cell capabilities. We believe we are the only supplier capable of providing a total test cell solution and will continue to leverage this unique capability with our customers. Our customers historically have had to source disparate test products from multiple third-party providers to create their own solutions, which can lead to inefficiencies and increased costs. By offering a total test cell solution, we are able to help customers better fulfill their testing requirements and improve their overall manufacturing and testing process.

•	Generate cross-selling opportunities between our leading brands. Our acquisition of Multitest and ECT offers significant cross-selling opportunities across our brands and product portfolio. We will continue to build and strengthen our relationships with existing customers, as we believe there are significant opportunities to cross-sell load boards, test contactors and test handlers to our existing semiconductor ATE customers.

•

Increase additional sales of test handlers and consumables through our existing distribution relationships. We have expanded our relationship with our largest distributor to include test handlers and consumables, which will enable us to better serve customers in fast-growing geographies, including China and Taiwan.

•

Opportunistically pursue strategic acquisitions. We may pursue acquisitions that complement our strengths and help us execute our strategies. Our acquisition strategy is designed to accelerate our revenue growth, expand our technology portfolio and grow our addressable market.

•

Continue to improve operational efficiency. In order to focus our resources, improve our responsiveness to customer needs, reduce fixed costs and working capital requirements and manage the cyclicality of our industry more effectively, we have implemented a lean, flexible business model. We intend to continue to identify and implement programs which enhance our ability to meet customers’ needs while reducing fixed costs.

We are headquartered and have a development facility in Norwood, Massachusetts. We also have manufacturing and other development facilities located in Milpitas, Santa Clara and Fontana, California; Rosenheim, Germany; Wertheim, Germany; Shenzhen, China; Singapore; Yerevan, Armenia and Penang, Malaysia and sales and service facilities located across the world to support our customer base.

We were incorporated in Massachusetts in 1976 as LTX Corporation. In connection with our August 2008 merger with Credence Systems Corporation, we changed our name to LTX-Credence Corporation and, following the acquisition of our Multitest and ECT businesses, we changed our name to Xcerra Corporation in May 2014. Our principal executive offices and global headquarters are located at 825 University Avenue Norwood, Massachusetts 02062, and our telephone number is 781-461-1000. Our common stock trades on the NASDAQ Global Market under the symbol “XCRA.” The terms “Xcerra,” the “Company,” “we,” “our,” and “us” refer to Xcerra Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, in the “Investors” section of our website at www.xcerra.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Industry Overview

We provide test solutions to the large and growing electronics manufacturing industry, of which semiconductors and PCBs are key components.

Sales of capital equipment products are driven by the expansion of manufacturing and test capacity, or when customers replace existing equipment with new equipment. Sales of consumable products, which include service, are driven by the level of manufacturing and test activity, and need to be replaced based on usage levels or to accommodate new designs or test techniques. Therefore, overall demand for our capital equipment and consumable products and services is generally dependent on growth in the semiconductor and electronics industry.

In particular, three primary characteristics of the industry in which we operate drive the demand for our products and services:

i)

Increases in unit production of semiconductor devices and PCBs. The proliferation of sophisticated electronic devices including tablets, consumer electronics, the growth of the telecommunications industry and mobile devices capable of accessing the internet, the increased use of digital signal processing (DSP) devices, and the expansion of semiconductor devices in automotive and power management applications are driving a corresponding need for semiconductor and PCB test solutions.

ii)	Increases in the complexity of semiconductor devices and PCBs used in electronic products. Increasing demand continues worldwide for smaller, more highly integrated electronic products. This has led to higher performance and increasing complexity of the semiconductor devices that operate and power these electronic products. To the extent a customer’s existing test equipment is not able to meet the requirements of these new devices, there is a corresponding increase in demand for equally sophisticated semiconductor and PCB test solutions.

iii)	Emergence of next generation electronic products requiring new semiconductor and PCB technologies. The introduction of new generations of end-user electronics products requires the development of new semiconductor device and PCB technologies. The increase in complexity of leading edge end-user devices, and, ultimately, the emergence of new semiconductor device and PCB technologies have mandated changes in the design, architecture and complexity of semiconductor and PCB test solutions. Semiconductor and PCB manufacturers must be able to test the increasing volume and complexity of their devices in a reliable, cost-effective, efficient and flexible manner.

Products and Services

We offer a wide range of products and services to the semiconductor and electronics manufacturing industries, including semiconductor automated test equipment (ATE), test handlers, bare board PCB test equipment, semiconductor load boards, test contactors, probe pins and loaded PCB test fixtures. In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (ASC 280), for fiscal 2014, we determined that we have seven operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, Interface Boards, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, we determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, we have two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers, Contactors and Interface Boards operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins, and Fixtures operating segments. This financial reporting structure was implemented effective as of December 1, 2013, the acquisition date of Multitest and ECT. Refer to Note 9, Segment, Industry and Geographic and Significant Customer Segment Information, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

Our revenue from our capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and PCBs and the products that incorporate them.

Our consumable products are driven by an increase in the number of printed circuit boards and semiconductor devices that are tested. As a result, our consumable products provide a more stable recurring source of revenue and do not have the same degree of cyclicality as our capital equipment products.

Listed below is a summary of our various product offerings:

Semiconductor ATE Solutions. Semiconductor automated test equipment is used to test a device after it has been fabricated but before it has been packaged to eliminate non-functioning parts. Our semiconductor ATE solutions consist of three scalable platforms focused primarily on the SoC market. Our Diamond series platform offers high-density packaging for low-cost testing of microcontrollers and cost sensitive consumer and digital-based ASSP and ASIC devices. Our X-Series platform offers configurations for optimal testing of analog-based ASSP and ASIC, power, automotive, mixed signal and RF applications. Our ASL platform is a market leader for testing linear, low-end mixed signal, precision analog and power management devices.

Test Handlers. Test handlers are used in conjunction with automated test equipment and are used to automate the testing of packaged semiconductor devices. Our test handlers support a variety of package sizes and device types, including automotive, mobile, power, microelectromechanical systems (MEMS) and microcontrollers, among others. We offer a broad range of test handlers, including pick-and-place, gravity, strip and MEMS.

Bare Board PCB Test Systems. Bare board PCB test systems are used to test pre-assembled printed circuit boards. Our PCB test systems include flying probe testers, which are used to test low-volume, highly complex circuit boards and do not require the use of a separate test fixture, as well as universal grid testers, which require the use of a separate test fixture and are well-suited to test circuit boards that are produced in high volumes.

Semiconductor Load Boards. Semiconductor load boards are circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, that is being tested. We are focused on the high-end segment of the market and design and manufacture high pin count, high aspect ratio and fine pitch products. Typically, each new semiconductor device design requires the use of a specific semiconductor load board.

Test Contactors. Test contactors are used in the final test of semiconductor devices and serve as the interface between the test handler and the semiconductor device under test. Test contactors are specific to individual semiconductor device designs, need to be replaced frequently and grow with the number of units produced. We offer a wide range of test contactors for standard, power and RF markets.

Probe Pins. Probe pins are physical devices that are used to connect electronic test equipment to the device under test. We offer probes that are incorporated into bare board test systems, loaded PCB test fixtures and semiconductor test contactors. We address a wide range of applications with our spring probes, voltage probes, current probes, near-field probes, temperature probes, demodulator probes and logic probes.

Loaded PCB Test Fixtures. Test fixtures enable the transmission of test signals from the loaded PCB to the tester. We offer a wide range of in-circuit and functional test fixtures that can be optimized based on the complexity of the loaded PCB and production volume requirements. Our solutions address highly complex and low-to-medium technology applications.

Services. Our worldwide service organization is capable of performing installations and necessary maintenance of test and handling systems sold by us, including routine servicing of spare parts manufactured by third parties. We provide various parts and labor warranties on test and handling systems and instruments designed and manufactured by us and warranties on certain components that have been purchased from other manufacturers and incorporated into our test and handling systems. We also provide training on the maintenance and operation of test and handling systems we sell. Service revenues from our LTX-Credence maintenance and service contracts were $33.3 million, or 10% of net sales, in fiscal 2014; $34.0 million, or 22.4% of net sales, in the fiscal year ended July 31, 2013; and $36.8 million, or 27.8% of net sales, in the fiscal year ended July 31, 2012.

Engineering and Product Development

The markets in which we compete are characterized by rapid technological change and new product introductions, as well as advancing industry standards. Our competitive position depends upon our ability to successfully enhance our products, develop new instrumentation, and introduce these new products on a timely and cost-effective basis. We seek to maintain close relationships with our customers to better enable us to be responsive to their product development and production needs.

Our engineering strategy is to continue to develop new and innovative products in the markets in which we compete, as well as leveraging those technologies into providing an efficient and effective total test cell solution.

Our engineering strategy for our test products includes continued development of our Diamond, X-Series and ASL platforms. Consolidation of platform technologies, both hardware and software, is a key objective moving forward as we leverage our knowledge and expertise into cost-effective solutions. The development and release of the Diamondx, ASLx and PAx products are examples of our technology leveraged focus on the tester side. For our handler products, we are focused on continued development of our MT2168 and InCarrier solutions. For our fixture and probe groups, our development efforts are focused on wireless technology and Titan technology, respectively.

Engineering and product development expenses were $60.7 million, $52.3 million, and $49.9 million during fiscal 2014, 2013, and 2012, respectively.

Sales and Distribution

We sell our products through a combination of a worldwide internal direct sales organization and external distributors for each of our reportable segments. Our direct sales organization is structured around key accounts, with a sales force of 165 people as of July 31, 2014. We also use third party distributors to sell our products in certain markets such as in Taiwan, China, Japan, South Korea, and other countries in Southeast Asia.

Our sales to customers outside the United States are primarily denominated in United States dollars. Our sales outside the United States composed 76%, 83%, and 77% of total net sales in fiscal 2014, 2013, and 2012, respectively. See Note 9 to our Consolidated Financial Statements for additional information relating to revenues derived from sales to customers outside the United States.

Customers

	For the fiscal years ended July 31,
	2014	2013	2012
The following customers had net sales in excess of 10% of our total net sales for the periods indicated:
Spirox (1)	15%	27%	22%
Texas Instruments	<10%	12%	21%

Net sales to the top ten customers were 50%, 70%, and 68% of net sales in fiscal 2014, 2013, and 2012, respectively.

(1)	Spirox is our third-party sales distributor for Taiwan and China. There are no end customers sold through Spriox that represent greater than 10% of our net sales for any period presented.

A representative list of our customers includes:

Amkor	Intel	RichTek
Anadigics	KCE	Samsung
Analog Devices	KYEC	Sigurd
AT&S	LTC	Skyworks Solutions
Atmel	Maxim Integrated Products	Spirox
Austriamicrosystems (AMS)	Mediatek	STATSChipPac
ASE	Melexis	STMicroelectronics
Bosch	Microchip Technology	Texas Instruments
Carsem	Microsoft	Triquint Semiconductor
Continental	Murata	Toshiba
Elmos	Nordic Semiconductor	TTM Technologies
Giga Solution	Novatek	Unisem
HiSilicon	NXP	UTAC
Infineon Technologies	Renesas	Wurth

We have concentrated our sales and support efforts on those semiconductor companies from which we believe we will receive the most return for our efforts. We believe that sales to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future.

Manufacturing and Supply

We manufacture our products using a combination of internal and outsourced manufacturing solutions. We use Jabil Circuit as our outsourced partner for the manufacturing of our X-Series, ASL and Diamond products, and internal resources for the majority of our other products.

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

Competition

There are other domestic and foreign companies that participate in the markets for each of our products and the industry for each of our reportable segments is highly competitive. We compete principally on the basis of product performance, cost of test, reliability, customer service, applications support, price and ability to deliver products and service on a timely basis. In addition, to increase our market share, we will also need to demonstrate an ability to overcome customer risks and costs associated with switching vendors, including training on unfamiliar hardware and software.

Our primary competitors in the market for test systems include Advantest Corporation and Teradyne Inc. These companies have a substantially larger share of the ATE market, greater financial and other resources, and have a larger installed base of equipment than we do. Our primary competitor in the handler and contactor markets is Cohu, Inc.We expect our competitors to enhance their current products, introduce new products which may have comparable or better price and performance than ours, diligently defend their existing customer accounts, and attempt to grow their market share. In addition, new competitors, including semiconductor manufacturers themselves, may offer new testing technologies, which may compete with or otherwise reduce the value of our product lines.

We believe our key competitive strengths include:

•

Technologically advanced products well suited for industry’s most challenging applications. Our breadth of capital equipment, including semiconductor ATE, test handlers and PCB testers, and consumables, including electronic interconnect and interface products, enable us to design solutions that lower the cost of testing, improve operating effectiveness of the test cell and reduce time to high volume production for our customers.

•

Uniquely positioned as total test cell solutions provider. The combination of our semiconductor ATE, test handlers, load boards and test contactors products enables us to provide customers with a complete solution that optimizes performance for selected test cell configurations.

•

Focused on fast growing segments within the semiconductor and PCB markets. We believe, based on management estimates, that we have more than doubled our addressable market to over $5 billion through the acquisition of Multitest and ECT and through strategic internal product development. We believe that our core end-markets, which include analog/mixed-signal, microcontroller, RF, power management and automotive, should grow in excess of broader semiconductor and electronics test markets.

•

Long-standing customer relationships with limited concentration. Our acquisition of Multitest and ECT has further diversified our blue chip customer base beyond semiconductor device suppliers to leading mobile, industrial, medical, automotive and printed circuit board companies. Our close customer relationships with leading innovators in the electronics industry have been built based on years of collaborative product development, which provides us with deep system-level knowledge and key insights into our customers’ needs.

•

Highly leveraged operating model drives significant earnings growth in up cycle. We have a history of reducing costs and driving increased profitability. Our capital equipment products and fixed cost structure enable us to generate significant profitability during cycle upturns.

•

Strong recurring revenue model enables through-cycle profitability. Our acquisition of Multitest and ECT more than doubled our recurring revenue base, which now comprises approximately 50% of our total revenue. Our consumables products are unit driven, recurring in nature, and offer stability during cycle downturns.

•

Experienced management and engineering team with demonstrated ability to integrate accretive acquisitions. Our chief executive officer and chief financial officer/chief operating officer have over 35 years of combined experience with us and have successfully identified, executed, and integrated multiple accretive acquisitions. The acquisition of Credence Systems Corporation in 2008 broadened our semiconductor test capabilities and offered substantial cost savings opportunities. The acquisition of Multitest and ECT in 2013 has enabled us to become a diversified electronics test solutions provider with a larger base of recurring revenue.

Backlog

At July 31, 2014, our backlog of unfilled orders for all products and services was $97.3 million, compared with $35.3 million at July 31, 2013. The significant year over year increase was primarily due to backlog associated with our ECT, Multitest and atg-Luther & Maelzer businesses which were acquired during fiscal 2014 and therefore not reflected in our fiscal 2013 Consolidated Financial Statements. Backlog associated with our LTX-Credence business, which was reflected in our fiscal 2013 Consolidated Financial Statements, was $49.9 million at July 31, 2014, compared with $35.3 million at July 31, 2013. The $14.6 million or 41% increase, was primarily due to higher bookings during the relative periods, in line with an increase in product revenue for the same periods. Historically, our test systems generally ship within twelve weeks of receipt of a customer’s purchase order. Our probes and contactors generally ship within one to three weeks of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period.

The backlog as of July 31, 2014 for the reportable segments is as follows:

Semiconductor Test Solutions	$80.3
Electronic Manufacturing Solutions	$17.0

Total	$97.3

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

Employees

At July 31, 2014, we had 2,059 employees and temporary workers. None of our employees is represented by a labor union, and we have experienced no work stoppages during our history. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to retain these employees and attract new, highly-skilled employees. We consider relations with our employees to be good.

Environmental Affairs

Our facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on our capital expenditures, results of operations, or financial condition.

Item 1A.	Risk Factors

This Annual Report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “should,” “intends,” “estimates,” “seeks” or similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. If any of these risks were to occur, our business, financial condition, results of operations or prospects, could be materially and adversely affected. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. We do not assume any obligation to update any forward-looking statements we make.

Our mergers and acquisitions may be costly, be difficult to integrate, disrupt our business, dilute stockholder value, and divert management attention, which may limit our ability to realize the anticipated benefits of such transactions.

On December 1, 2013, we acquired the Multitest and ECT businesses of Dover Printing & Identification, Inc. (Dover) and its specified affiliates pursuant to a Master Sale and Purchase Agreement.

This acquisition was substantial in size, scope, and complexity, and entails many changes, including the integration of the Multitest and ECT businesses, Dover personnel and Dover systems with our operations. These transition activities are complex and we have incurred and will continue to incur significant costs related to the acquisition. The commercial and financial success of the acquisition is subject to many risks including those set forth below:

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

In addition, the market price of our common stock may decline if the integration of the Multitest and ECT businesses are unsuccessful, take longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

We have in the past, and may in the future, seek to acquire or invest in additional businesses, products, technologies or engineers which could put a strain on our resources, result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill, cause ownership dilution to our stockholders and adversely affect our financial results. Additionally, we may fund future acquisitions by utilizing our cash, raising debt, issuing shares of our common stock, or by other means, which could subject us to the risks described below in “We may need financing, which could be difficult to obtain.” We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could materially adversely affect our business, financial condition and results of operations.

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

We sell capital equipment and peripheral connectivity products to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Although industry conditions began to improve during the second half of fiscal 2014, industry conditions were weak in the fiscal year ended July 31, 2012 (fiscal 2012), fiscal 2013 and the first half of fiscal 2014. Industry conditions may not continue to improve, and if they do improve, a sustained industry recovery may not occur. The ability to forecast the business outlook for our industry is typically limited to three months. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor devices or in general economic conditions would likely result in a reduction in demand for our products and would negatively impact our business. Downturns in the semiconductor test equipment and electronics manufacturing industries have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of semiconductor devices and electronic products will also have similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in purchase commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns, and we may not be able to maintain or exceed our current level of sales.

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

The semiconductor and electronics manufacturing industries are highly concentrated, and a small number of semiconductor device manufacturers, contract assemblers, and electronics manufacturers account for a substantial portion of the purchases of capital equipment generally, including our equipment. Our top customer in fiscal 2014 was Spirox, which accounted for 15% of our net sales. In fiscal 2013, our top customers were Spirox and Texas Instruments, which accounted for 27% and 12% of our net sales, respectively. In fiscal 2012, our top customers were Spirox and Texas Instruments, which accounted for 22%, and 21% of our net sales, respectively. Sales to the top ten customers were 50%, 70%, and 68%, of net sales in fiscal 2014, 2013, and 2012, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

Our ability to increase our sales will depend, in part, on our ability to obtain orders from new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing and handling its new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected a test and/or handling system vendor for a new generation of a device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Therefore, the opportunities to obtain orders from new customers may be limited, which may impair our ability to grow our revenue.

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt.

As of July 31, 2014, our outstanding indebtedness was approximately $69 million. On September 19, 2014, we repaid $20 million of this amount using a portion of the proceeds that we received from our follow-on public offering in September 2014. Although we repaid a portion of our outstanding indebtedness, we may incur additional indebtedness in the future. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

•	making it more difficult for us to satisfy our obligations under our debt agreements, including financial and operational restrictions;

•	making it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limiting our future ability to refinance our indebtedness on terms acceptable to us or at all;

•

requiring us to dedicate a substantial portion of any cash flow from operations to pay principal and interest on our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

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

We may not be able to meet our debt service obligations, including our obligations under the Credit Agreement with SVB. If we are unable to maintain certain financial covenants, we would be in default under the Senior Secured Credit Facility (the Facility), which could permit the Lenders to accelerate the maturity of the Facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results, and could force us to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

We may need additional financing, which could be difficult to obtain or limit our operational flexibility.

We believe our cash, cash equivalents, and marketable securities balance of $98.9 million as of July 31, 2014, and the additional net proceeds of approximately $52.4 million that we received from the follow-on public offering that we closed in September 2014, will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,

•	excess production capacity by our customers,

•	shorter than expected lifecycles of our customers’ semiconductor devices,

•	uncertain market acceptance of products developed by our customers, or

•	our own research and development.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 76% of our revenues for fiscal 2014, 83% of our revenues for fiscal 2013 and 77% of our revenues for fiscal 2012. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier for our test systems in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

The semiconductor equipment and electronics manufacturing industries are highly competitive in all areas of the world. There are other domestic and foreign companies that participate in the markets for each of our products. Our competitors include Advantest Corporation and Teradyne Inc., Johnstech, MicroCraft, Cohu, Inc., SPEA, Shenzhen Mason Electronics Co., Ltd., Bojay, OXO, Sanmina, IDI, QA Technology, and Ingun. Some of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities than we have.

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

In the future we may be subject to litigation that could have an adverse effect on our business.

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

Our stock price is volatile.

In the fiscal year ended July 31, 2014, our stock price ranged from a low of $4.05 to a high of $10.95. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill, intangible assets and long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), Topic 350, Intangibles—Goodwill and Other.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information about our principal facilities:

Location	Reportable Segment	Major Activities	Approximate Square Feet of Floor Space
Properties Owned:
Rosenheim, Germany	Semiconductor Test Solutions	2, 4, 5	216,500
Wunstorf, Germany	Electronic Manufacturing Solutions	4	42,000
Santa Clara, California	Semiconductor Test Solutions	2, 3, 4, 5	30,000
Penang, Malaysia	Semiconductor Test Solutions	2, 3, 4	18,000

Properties Leased:
Milpitas, California	Semiconductor Test Solutions	2, 4, 5	178,000
Norwood, Massachusetts	Semiconductor Test Solutions	1, 2, 4, 5	56,400
Fontana, California	Electronic Manufacturing Solutions	2, 3, 4, 5	33,700

Other Properties Leased:
North America	Semiconductor Test Solutions	2, 4	47,800
	Electronic Manufacturing Solutions	2, 3, 4	92,600
Europe	Semiconductor Test Solutions	2, 4	117,500
	Electronic Manufacturing Solutions	2, 3, 4, 5	33,800
Asia	Semiconductor Test Solutions	2, 4, 5	60,600
	Electronic Manufacturing Solutions	2, 3, 4, 5	79,300

Major activities have been separated into the following categories: 1. Corporate Administration/Principal Executive Offices and Global Headquarters, 2. Sales, Service and Customer Support, 3. Manufacturing, 4. Engineering and Product Development, and 5. Marketing, Finance and General Administration

The Company also owns land in Hillsboro, Oregon.

We have achieved worldwide ISO 9001:2008 certification at the following facilities: Norwood, Massachusetts; Milpitas, California; Santa Clara, California; Rosenheim, Germany; and Penang, Malaysia.

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

Our common stock trades on the NASDAQ Global Market under the symbol XCRA. The following table shows the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2014
First Quarter	$7.30	$4.05
Second Quarter	8.99	6.04
Third Quarter	10.54	8.18
Fourth Quarter	10.95	8.40
Fiscal Year Ended July 31, 2013
First Quarter	$6.21	$5.24
Second Quarter	6.84	5.05
Third Quarter	6.80	5.44
Fourth Quarter	6.28	5.31

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

As of October 7, 2014, we had approximately 233 stockholders of record of our common stock.

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 15, 2011 through July 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of program-9/15/2011	—	$—	—	$25,000,000
Fiscal year ended 7/31/2012	1,652,394	$5.84	1,652,394	$15,474,033
Fiscal year ended 7/31/2013	1,642,272	$5.50	1,642,272	$6,265,866
Fiscal year ended 7/31/2014	—	$—	—	$6,265,866

Total	3,294,666	$5.67	3,294,666

(1)	On September 15, 2011, our board of directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program may be suspended or discontinued at any time and has no expiration date.

Securities Authorized for Issuance under Equity Compensation Plans

Under our equity compensation plans, we can issue stock options and restricted stock units (RSUs). The following table shows information relating to our equity compensation plans as of July 31, 2014.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	2,630,512	$8.20	5,274,122	*
Equity compensation plans not approved by security holders	—	—	—

Total	2,630,512	$8.20	5,274,122	*

*	Includes 598,540 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code (IRC).

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2014 are derived from our audited consolidated financial statements.

	Fiscal Years Ended July 31, (In thousands)
	2014 (1)	2013	2012	2011	2010
Consolidated Statements of Operations Data:
Net sales	$330,874	$151,982	$132,134	$249,530	$219,082
Cost of sales	190,473	71,223	63,637	95,290	96,700
Engineering and product development expenses	60,733	52,314	49,864	52,697	48,943
Selling, general and administrative expenses	78,747	39,253	36,348	48,968	44,956
Amortization of purchased intangible assets	2,006	1,582	3,163	5,961	10,655
Restructuring	3,944	476	1,104	363	2,027

(Loss) income from operations	(5,029)	(12,866)	(21,982)	46,251	15,801
Bargain purchase gain	8,621	—	—	—	—
Other (expense) income, net	(1,992)	464	1,175	13,512	2,690

Income (loss) before income taxes	1,600	(12,402)	(20,807)	59,763	18,491
Provision for (Benefit from) income taxes	767	(275)	(938)	(315)	343

Net income (loss)	$833	$(12,127)	$(19,869)	$60,078	$18,148

Net income (loss) per share:
Basic	$0.02	$(0.25)	$(0.40)	$1.22	$0.40
Diluted	$0.02	$(0.25)	$(0.40)	$1.19	$0.39
Weighted average common shares used in computing net income (loss) per share:
Basic	48,214	47,719	49,080	49,398	45,198
Diluted	49,150	47,719	49,080	50,415	46,036
Consolidated Balance Sheet Data:
Working capital	$183,482	$147,393	$163,569	$185,684	$110,984
Property and equipment, net	40,883	16,647	18,229	20,827	26,277
Total assets	363,256	247,601	267,068	302,115	248,211
Total debt	68,748	—	—	—	826
Stockholders’ equity	204,619	198,497	215,704	240,720	176,752
Other Information:
Current ratio	3.25	4.91	5.33	5.08	3.02
Asset turnover	1.10	0.61	0.49	0.83	0.88
Debt as a percentage of total capitalization	34%	—	—	—	0.50%
Purchases of property and equipment	7,743	2,769	3,328	6,769	3,653
Depreciation and amortization	8,786	8,044	10,917	17,655	24,736

(1)	The selected consolidated financial data for the fiscal year ended July 31, 2014 includes the results of our Multitest, ECT and atg-Luther & Maelzer businesses, which we acquired from Dover Corporation on December 1, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, could, would, anticipates, expects, intends, plans, predicts, projects, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” and those appearing elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and reflect management’s estimates and analysis only as of the date hereof. We assume no obligations to update any forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

We are a global provider of test and handling capital equipment, interface products, test fixtures and related services to the semiconductor and electronics manufacturing industries. We design, manufacture and market products and services that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. We operate in the semiconductor and electronics manufacturing test markets through our atg-Luther & Maelzer, Everett Charles Technologies (ECT), LTX-Credence and Multitest businesses. We have a broad spectrum of semiconductor and printed circuit board (PCB) test expertise that drives innovative new products and services and our ability to deliver fully integrated semiconductor test solutions. For more information on our business and industry, please refer to Part 1, Item 1of this Form 10-K, Business Introduction and Industry Overview.

On December 1, 2013, we acquired the Multitest and ECT businesses of Dover Corporation (Dover) for $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt, and $20.0 million was paid by the issuance of promissory notes. Pursuant to the Master Sale and Purchase Agreement entered into with Dover Corporation on September 6, 2013, the cash purchase price was increased by $12.5 million to reflect, among other required adjustments, specified cash balances held by the acquired businesses, acquired indebtedness, certain transaction costs, employee-related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover Corporation in connection with the satisfaction of certain conditions. See The Dover Acquisition below for more information on this transaction.

Our Multitest business designs and manufactures products used in the testing of integrated circuits, including test handlers, test contactors and semiconductor load boards. Our ECT business designs and manufactures equipment and consumables that are used in the testing of bare and loaded printed circuit boards. ECT, which operates under the brand names atg-Luther & Maelzer and Everett Charles Technologies, offers a complete line of PCB testing solutions, including flying probe and universal grid testers, test fixtures and probes.

The Dover Acquisition

On September 6, 2013, we entered into a Master Sale and Purchase Agreement (the Purchase Agreement) with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (Dover Parent). Pursuant to the Purchase Agreement, we purchased from Dover or its specified affiliates (collectively, the Sellers) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the ECT Business, and such assets and intellectual property, the ECT Assets) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the MT Business, and such assets and intellectual property, the MT Assets). We also assumed certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses (as defined below) or the Acquired Assets (as defined below). Under the Purchase Agreement, we also acquired all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that are engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the Acquired Shares). The ECT Business and the MT Business are collectively referred to as the Acquired Businesses and the ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the Acquired Assets. The asset and share purchase transactions effected pursuant to the Purchase Agreement are collectively referred to as the “Dover Acquisition.” On December 1, 2013, we completed the Dover Acquisition pursuant to the Purchase Agreement.

On November 27, 2013, in anticipation of the completion of the Dover Acquisition and to fund the purchase price therefor we entered into a credit agreement (Credit Agreement) with Everett Charles Technologies LLC (ECT and together with us, the Borrowers), Silicon Valley Bank, as lender, administrative agent and issuing lender (SVB), and the several lenders from time to time party thereto (the Lenders). The Credit Agreement provides for a senior secured credit facility in favor of the Borrowers in the aggregate principal amount of up to $55.0 million (the Facility). See Liquidity and Capital Resources for more information regarding our obligations and expected impact to our liquidity from the Credit Agreement.

Pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, we paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by us to the certain Sellers in the original principal amount of $20.0 million. Pursuant to the Master Sale and Purchase Agreement entered into with Dover Corporation on September 6, 2013, the cash purchase price was increased by $12.5 million to reflect, among other required adjustments, specified cash balances held by the acquired businesses, acquired indebtedness, certain transaction costs, employee-related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover Corporation in connection with the satisfaction of certain conditions.

After giving effect to the Post-Closing purchase price adjustments described above, and including the reduction in the promissory notes, the aggregate purchase price paid to the Sellers was $106.0 million.

Subject to certain conditions, the original principal amount of the promissory notes are also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, we executed leases for two new facilities, and in February 2014, we provided Dover with written certification of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million. The promissory notes may be reduced by an additional $1.75 million upon certification from us to Dover of other specified events that have not yet occurred. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. On or prior to December 1, 2013, we and Dover, or their affiliates, respectively, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain ongoing relationships between us and Dover and their respective affiliates following the closing. Pursuant to the Purchase Agreement, we also assumed certain liabilities related to the Acquired Businesses. See Liquidity and Capital Resources for more information regarding our obligations and expected impact to our liquidity pursuant to the Purchase Agreement.

Through July 31, 2014, we incurred an aggregate of approximately $4.2 million in expenses in connection with the Acquisition, all of which are recognized in selling, general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Income (Loss). We expect to incur additional expenses relating to the integration of the Acquired Businesses into our operations.

Industry Conditions and Outlook

We provide test solutions to the large and growing electronics manufacturing industry, of which semiconductors and PCBs are key components. Sales of capital equipment products are driven by the expansion of manufacturing and test capacity, or when customers replace existing equipment with new equipment. Sales of consumable products, which include service, are driven by the level of manufacturing and test activity, and need to be replaced based on usage levels or to accommodate new designs or test techniques. Therefore, overall demand for our capital equipment and consumable products and services is generally dependent on growth in the semiconductor and electronics industry.

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that our most critical accounting policies upon which our financial reporting depends and which involve the most complex and subjective judgments or assessments are as follows: revenue recognition, inventory reserves, income taxes, business combinations, valuation of goodwill and other identifiable intangible assets, impairment of long-lived assets, product warranty costs, and allowances for doubtful accounts.

A summary of those accounting policies and estimates that we believe to be most critical to fully understand and evaluate our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and Notes and related disclosures elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance (if required) has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Our revenue recognition policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

Inventory Reserves

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated customer demand. These factors include changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. Such reserves are not reversed until the related inventory is sold or otherwise disposed. Our inventory reserves policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

Income Taxes

In accordance with Topic 740, Income Taxes to the FASB ASC (Topic 740), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized. We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. Topic 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, Topic 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire U.S. net deferred tax assets, and full valuation allowance against the net deferred tax assets of foreign jurisdictions without a history of profitability. The valuation allowance for deferred tax assets increased from $204.5 million at July 31, 2013, to $211.9 million at July 31, 2014. The increase in our valuation allowance compared to the prior year was primarily due to an increase in U.S. deferred tax assets associated with the current year taxable loss generated, and other book-tax basis differences partially offset by a release of valuation allowance in conjunction with the Dover Acquisition. The acquisition of the atg-Luther & Maelzer, ECT and Multitest businesses from Dover resulted in a $0.5 million release of valuation allowance against our deferred tax assets. We recorded a valuation allowance of $0.1 million in purchase accounting against acquired deferred tax assets.

We expect to record a full valuation allowance on future U.S. tax benefits and in certain foreign tax jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of our merger with Credence in 2008 and Internal Revenue Code Section 382 guidance, the future utilization of our net operating losses will be subject to annual limitation. See Note 6 to our Consolidated Financial Statements for more information on Income Taxes.

Business Combinations

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of the acquisition at their respective estimated fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired, as well as the estimated life of each asset, can materially impact the net income of the periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the asset becomes impaired in the future. In determining the estimated fair value for intangible assets, we typically utilize the income approach, which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow.

Determining the useful life of an intangible asset also requires judgment, as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Intangible assets determined to have an indefinite useful life are reassessed periodically based on the expected use of the asset by us, legal or contractual provisions that may affect the useful life or renewal or extension of the asset’s contractual life without substantial cost, and the effects of demand, competition and other economic factors.

Valuation of Goodwill

We perform our annual goodwill impairment test as required under the provisions of Topic 350-10, Intangibles—Goodwill and Other to the FASB ASC (Topic 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, and from our merger with Credence Systems Corporation (Credence) on August 29, 2008.

There was no goodwill associated with the acquisition of the ECT, Multitest or atg-Luther & Maelzer businesses in the Dover Acquisition on December 1, 2013. As of July 31, 2014 we have one reporting unit to which the full balance of goodwill is allocated, our Semiconductor Test reporting unit which is related to our LTX-Credence business. During the fiscal year ended July 31, 2014 (fiscal 2014), we did not identify any triggering events that would result in an interim test of goodwill.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of July 31, 2014, there were no indicators that required us to conduct a recoverability test as of that date.

Product Warranty Costs

We provide standard warranty coverage on our systems, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. Our product warranty cost policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except for percentage changes and per share data):

	Year End July 31,		% Change	Year End July 31,		% Change
	2014	2013		2013	2012
Net product sales	$297,565	$117,997	152.2%	$117,997	$95,357	23.7%
Net service sales	33,309	33,985	(2.0)	33,985	36,777	(7.6)

Net sales	330,874	151,982	117.7	151,982	132,134	15.0
Cost of sales	190,473	71,223	167.4	71,223	63,637	11.9

Gross profit	140,401	80,759	73.9	80,759	68,497	17.9
Engineering and product development expenses	60,733	52,314	16.1	52,314	49,864	4.9
Selling, general and administrative expenses	78,747	39,253	100.6	39,253	36,348	8.0
Amortization of purchased intangible assets	2,006	1,582	26.8	1,582	3,163	(50.0)
Restructuring	3,944	476	728.6	476	1,104	(56.9)

Loss from operations	(5,029)	(12,866)	(60.9)	(12,866)	(21,982)	(41.5)
Other (expense) income:
Interest expense	(2,210)	(233)	848.5	(233)	(179)	30.2
Interest income	494	883	(44.1)	883	910	(3.0)
Bargain purchase gain	8,621	—	100.0	—	—	(3.0)
Other (expense) income, net	(276)	(186)	47.8	(186)	444	(141.9)

Income (loss) before income taxes	1,600	(12,402)	(112.9)	(12,402)	(20,807)	(40.4)
Provision for (benefit from) income taxes	767	(275)	(378.9)	(275)	(938)	(70.7)

Net income (loss)	$833	$(12,127)	(106.9%)	$(12,127)	$(19,869)	(39.0)%

Net income (loss) per share:
Basic	$0.02	$(0.25)		$(0.25)	$(0.40)
Diluted	$0.02	$(0.25)		$(0.25)	$(0.40)
Weighted average common shares used in computing net income (loss) per share:
Basic	48,214	47,719		47,719	49,080
Diluted	49,150	47,719		47,719	49,080

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as percentages of net sales:

	Percentage of Net Sales Year Ended July 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.6	46.9	48.2

Gross profit	42.4	53.1	51.8
Engineering and product development expenses	18.4	34.5	37.7
Selling, general and administrative expenses	23.8	25.8	27.5
Amortization of purchased intangible assets	0.6	1.0	2.4
Restructuring	1.2	0.3	0.8

Loss from operations	(1.5)	(8.5)	(16.6)
Other (expense) income:
Interest expense	(0.7)	(0.2)	(0.1)
Interest income	0.1	0.6	0.7
Bargain purchase gain	2.6	—	—
Other (expense) income, net	(0.0)	(0.1)	0.3

Income (loss) before income taxes	0.5	(8.2)	(15.7)
Provision for (benefit from) income taxes	0.2	(0.2)	(0.7)

Net income (loss)	0.3%	(8.0)%	(15.0)%

Fiscal 2014 Compared to Fiscal 2013

Net sales. The increase in net sales for fiscal 2014 compared to the prior year period was due principally to the completion of the Dover Acquisition in December 2013. During fiscal 2014, $154.6 million of net sales were generated by the former LTX-Credence business and $176.2 million of net sales resulted from the operations of the atg-Luther & Maelzer, Multitest and ECT newly acquired businesses, for total net sales of $330.9 million. Excluding net sales from the newly acquired businesses, our net sales revenue of $154.6 million increased 2% as compared to net sales of $152.0 million for fiscal 2014, driven by slightly increased net sales in all product lines due to higher customer demand for our test equipment, resulting from higher demand in our customers’ end markets.

Service revenue from the LTX-Credence business remained flat in fiscal 2014 as compared to the fiscal year ended July 31, 2013 (fiscal 2013) primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower value service contracts based on the lower average selling price of the underlying testers.

Gross profit. The increase in gross profit for fiscal 2014 as compared to fiscal 2013 was due principally to the completion of the Dover Acquisition in December 2013. During fiscal 2014, gross profit for the former LTX-Credence business was $84.2 million and $56.2 million resulted from the operations of the newly acquired businesses, for a total gross profit of $140.4 million. Excluding the gross profit of the newly acquired businesses, our gross profit of $84.2 million for fiscal 2014 increased 4% as compared to gross profit of $80.8 million for fiscal 2013. This increase was driven by slightly higher net sales from the former LTX-Credence business of $154.6 million for fiscal 2014 as compared to $152.0 million for fiscal 2013, as well as configuration mix on the testers sold during 2014 that may influence product margin.

For fiscal 2014, we recorded $0.8 million in sales of previously reserved inventory, as compared to $0.9 million in the prior fiscal year. We released reserves of $0.5 million and $0.3 million related to these sales for fiscal years 2014 and 2013, respectively.

Engineering and product development expenses. The increase in engineering and product development expenses for fiscal 2014 compared to fiscal 2013 was due primarily to product development expenses incurred by the Acquired Businesses from December 1, 2013 to July 31, 2014. Excluding expenses associated with the newly acquired businesses, engineering and product development expenses for LTX-Credence were $50.6 million for fiscal 2014, as compared to $52.3 million for fiscal 2013. This decrease was due to lower personnel related expenses in the comparable periods resulting from headcount reductions completed at the end of January 2014.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses for fiscal 2014 compared to fiscal 2013 was due primarily to the completion of the Dover Acquisition in December 2013. During fiscal 2014, the LTX-Credence business had selling, general and administrative expenses of $44.4 million and the newly acquired businesses had selling, general and administrative expenses of $34.3 million. Excluding the selling, general and administrative expenses of the newly acquired businesses, our selling, general and administrative expenses of $44.4 million for fiscal 2014 increased 13% as compared to selling, general and administrative expenses of $39.3 million for fiscal 2013. This increase in LTX-Credence selling, general and administrative expenses was due to Dover Acquisition-related professional fees of $4.1 million recognized in fiscal 2014, as well as higher variable commissions on higher revenue, higher insurance premiums and other corporate-related expenses associated with the newly acquired businesses. These expenses were slightly offset by lower personnel related expenses in the comparable periods resulting from headcount reductions completed at the end of January 2014.

Amortization of purchased intangible assets. The increase in amortization for the periods shown is a result of the addition of intangible assets from the Dover Acquisition, which are being amortized over their expected useful lives.

Restructuring. The restructuring expense recorded in fiscal 2014 included $3.5 million of estimated severance and post-employment obligations related to headcount reductions during the period that were part of the plan announced January 31, 2014. We expect to incur an additional $0.2 million of severance and post-employment benefits for employees with delayed departure dates through October 2014. The remainder of the expense recognized in fiscal 2014, or $0.4 million, was associated with costs to vacate our Beaverton, Oregon facility. These expenses were partially offset by sublease income assumptions, as well as costs associated with updating sublease assumptions for our Milpitas, California facility.

Interest expense. The increase in interest expense for fiscal 2014 compared to fiscal 2013 was driven by interest incurred on the bank term loan and the seller financing promissory notes, which we entered into on November 27, 2013, proceeds of which were used to fund the Dover Acquisition.

Interest income. Interest income decreased in fiscal 2014 as compared to fiscal 2013 due to a decrease in marketable securities held within our portfolio. We used approximately $35.0 million of marketable securities to fund a portion of the purchase price for the Dover Acquisition.

Bargain purchase gain. During fiscal 2014, we recorded a bargain purchase gain of $8.6 million associated with the Dover Acquisition, which represents the excess of the fair value of the net assets acquired as compared to the acquisition price.

Other (expense) income, net. Other (expense) income, net primarily includes the net impact of changes in foreign exchange gains and losses.

Provision for (benefit from) income taxes. We recorded an income tax provision of $0.8 million for fiscal 2014 primarily due to $1.3 million of foreign tax expense in profitable locations partially offset by $0.5 million of tax benefit relating to the Dover Acquisition. Purchase accounting for the Dover Acquisition required the establishment of a deferred tax liability related to the book-tax basis differences of identifiable intangible assets. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of $0.5 million of our U.S. valuation allowance recorded in our Statement of Operations.

We recorded an income tax benefit of $0.3 million for fiscal 2013 primarily due to the release of reserves due to statute of limitation expirations partially offset by foreign taxes in profitable locations.

As of July 31, 2014 and July 31, 2013, our liability for unrecognized income tax benefits was $6.6 million and $6.8 million, respectively. As of July 31, 2014 and July 31, 2013, unrecognized tax benefits of $3.0 million and $3.2 million, respectively, if recognized, would impact the effective income tax rate.

We expect to record a full valuation allowance on future U.S. deferred tax benefits and in certain foreign jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Fiscal 2013 Compared to Fiscal 2012

Net sales. Revenue from product sales increased in fiscal 2013 as compared to the fiscal year ended July 31, 2012 (fiscal 2012) driven primarily by our continued dominant position in the RF Power Amplifier market space with the PAx tester, sales into the automotive market with our X-Series testers, and by the ASSP and Microcontroller market segments which drove increased sales of the Diamondx tester, which was launched in fiscal 2012.

Service revenue decreased in fiscal 2013 as compared to fiscal 2012 primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower value service contracts based on the lower average selling price of the underlying testers.

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

For fiscal 2013, we recorded $0.9 million in sales of previously reserved inventory, as compared to $6.9 million in the prior year. We released reserves of $0.3 million and $2.0 million related to these sales for fiscal 2013 and fiscal 2012, respectively. The significant decrease year over year for sales of previously reserved inventory was primarily driven by lower demand for the upgrades of Sapphire product, which was discontinued as part our product roadmap decision in fiscal 2008.

Gross profit. The increase in gross profit for fiscal 2013 as compared to fiscal 2012 was driven by higher revenue as well as a change in the product mix of sales to include certain higher margin testers.

Engineering and product development expenses. The increase in engineering and product development expenses for fiscal 2013 as compared to fiscal 2012 was due primarily to higher consulting fees and outside services, which are based on the timing of resources used for various engineering projects.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses was primarily due to $1.0 million higher legal and tax fees associated with our pending acquisition of the MT Business and ECT Business and $1.0 million higher distributor sales commissions based on higher revenue and higher through distributors sales in fiscal 2013 as compared to fiscal 2012.

Amortization of purchased intangible assets. The overall decrease follows accelerated amortization using the cash flows of certain intangible assets. The underlying intangible assets relate to developed technology and maintenance agreements.

Restructuring. During fiscal 2013, we paid the remaining severance and other post-employment obligations associated with our headcount reductions undertaken during fiscal 2012 in our global field service and application engineering groups. This activity also included the final recognition of stock based compensation (in accordance with the provisions of ASC 718) associated with outstanding equity awards that were included in the severance obligation and vested in accordance with the recipients’ severance agreements. During fiscal 2013, we reorganized our service organization, and moved certain printed circuit board repair functions and other roles from North American locations to subsidiary offices in Singapore and the Philippines. In connection with this reorganization, we also implemented headcount reductions, and incurred relocation costs. We recognized $0.4 million of severance and other post-employment obligations associated with these moves during our first quarter of fiscal 2013, of which less than $0.1 million remained to be paid as of July 31, 2013. We also recognized $0.1 million of facility related costs, all of which were paid during the year.

Interest expense. Interest expense for fiscal 2013 was composed primarily of accretion for the difference between the net present value and the estimated future value of our facility restructuring liability.

Interest income. Interest income remained approximately the same year over year due to minimal changes in the dollar amount or types of our marketable securities held within our portfolio.

Other (expense) income, net. Other (expense) income, net primarily includes the net impact of changes in foreign exchange gains and losses. Other (expense) income, net for fiscal 2013 includes approximately $0.2 million in unrealized loss from balance sheet revaluation of assets and liabilities denominated in Yen and Euro as compared to fiscal 2012 which did not include unrealized losses from the revaluation of Yen and Euro denominated assets and liabilities.

Benefit from income taxes. We recorded an income tax benefit for fiscal 2013 and fiscal 2012 primarily due to the release of reserves due to statute of limitation expirations offset by foreign tax expense associated with earnings generated in foreign jurisdictions.

As of July 31, 2013 and July 31, 2012, our liability for unrecognized income tax benefits was $6.8 million and $8.0 million, respectively. As of July 31, 2013 and July 31, 2012, unrecognized tax benefits of $3.2 million and $4.4 million, respectively, if recognized, would impact the effective income tax rate.

We expect to maintain a full valuation allowance on our U.S. deferred tax assets until we can sustain an appropriate level of profitability to insure utilization of existing deferred tax assets. Until such time, we would not expect to recognize any significant income tax benefits in our results of operations.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for fiscal 2014 and fiscal 2013:

	2014	2013
	(in millions)
Cash and cash equivalents and marketable securities at July 31, 2013 and 2012	$124.4	$137.2
Proceeds from bank term loan, net of fees	52.5	—
Cash paid for Acquired Businesses, net of cash acquired	(70.0)	—
Capital expenditures	(7.7)	(2.8)
Principal payments of bank term loan	(1.9)	—
Repurchases of common stock	—	(9.2)
Other cash sources (uses), net	1.6	(0.8)

Cash and cash equivalents and marketable securities at July 31, 2014 and 2013	$98.9	$124.4

Fiscal 2014 Compared to Fiscal 2013

As of July 31, 2014, we had $98.9 million in cash and cash equivalents and marketable securities and working capital of $183.5 million, as compared to $124.4 million of cash and cash equivalents and marketable securities and $147.4 million of net working capital at July 31, 2013. The decrease in cash and cash equivalents and marketable securities was primarily due to costs incurred related to the Dover Acquisition.

Accounts receivable from trade customers, net of allowances, was $90.8 million at July 31, 2014, as compared to $28.1 million at July 31, 2013. Of the $62.7 million increase in accounts receivable, $51.4 was acquired in connection with the Dover Acquisition, and the balance of the increase was due to an increase in net sales.

Purchases of property and equipment totaled $7.7 million for fiscal 2014, as compared to $2.8 million for fiscal 2013. Expenditures for fiscal 2014 and fiscal 2013 were composed primarily of testers for use in engineering and product development and tester spare parts to support post-warranty support contracts and the purchase of our Rosenheim, Germany facility in 2014 for approximately $5.0 million.

Net cash provided by operating activities for fiscal 2014 was $1.0 million as compared to net cash provided by operating activities of $1.5 million for fiscal 2013. The net cash provided by operating activities for fiscal 2014 was primarily related to our net income of $0.8 million, adjusted for non-cash items, principally depreciation and amortization, bargain purchase gain and stock-based compensation, of $6.1 million, offset by an increase in net working capital of $5.9 million.

Net cash used in investing activities for fiscal 2014 was $22.1 million as compared to net cash provided by investing activities of $6.7 million for fiscal 2013. The net cash used in investing activities for fiscal 2014 was primarily related to $111.0 million of proceeds from sales and maturities of available-for-sale securities, offset by $55.4 million in purchases of available-for-sale securities, $70.0 million paid for acquired businesses, and $7.7 million in purchases of property and equipment. The net cash provided by investing activities for fiscal 2013 related to $75.2 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities, offset by $66.7 million in purchases of available-for-sale securities, $4.8 million in purchases of held-to-maturity securities, and $2.8 million in purchases of property and equipment.

Net cash provided by financing activities for fiscal 2014 was $52.1 million as compared to net cash used in financing activities of $9.6 million for fiscal 2013. The net cash provided by financing activities for fiscal 2014 was primarily related to proceeds from bank term loans of $53.8 million and proceeds from the employee stock purchase plan of $0.8 million offset in part by principal payments of bank term loan of $1.9 million and by payments of tax withholdings for vested RSUs of $0.8 million. The net cash used in financing activities for fiscal 2013 was primarily related to stock repurchases of $9.2 million and payments of tax withholdings for vested RSUs of $1.1 million, offset in part by proceeds from the employee stock purchase plan of $0.8 million.

We believe our cash, cash equivalents and marketable securities balance of $98.9 million as of July 31, 2014 will be sufficient to meet our working capital and expenditures needs for at least the next twelve months. In addition, the amount of cash, cash equivalents and marketable securities in the U.S. and our results of operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. Inflation has not had a significant long-term impact on our revenue or earnings.

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

Purchases of property and equipment totaled $2.8 million for fiscal 2013, as compared to $3.3 million for fiscal 2012. Expenditures for fiscal 2013 and fiscal 2012 were composed primarily of testers for use in engineering and product development and tester spare parts to support post-warranty support contracts.

Net cash provided by operating activities for fiscal, 2013 was $1.5 million as compared to net cash used in operating activities of $9.5 million for fiscal 2012. The net cash provided by operating activities fiscal 2013 was primarily related to our net loss of $12.1 million, adjusted for non-cash items, principally depreciation and amortization, restructuring, and stock-based compensation, of $13.8 million, offset by an increase in net working capital of $0.2 million. The net cash used in operating activities for fiscal 2012 was primarily related to our net loss of $19.9 million, adjusted for non-cash items, principally depreciation and amortization, restructuring, and stock-based compensation, of $18.2 million, offset by an increase in net working capital of $7.8 million.

Net cash provided by investing activities for fiscal 2013 was $6.7 million as compared to net cash used in investing activities of $73.7 million for fiscal 2012. The net cash provided by investing activities for fiscal 2013 was primarily related to $75.2 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities, offset by $66.7 million in purchases of available-for-sale securities, $4.8 million in purchases of held-to-maturity securities, and $2.8 million in purchases of property and equipment. The net cash used in investing activities for fiscal 2012 was primarily related to $128.9 million in purchases of available-for-sale securities, $10.7 million in purchases of held-to-maturity securities, and $3.3 million in purchases of property and equipment, offset by $63.4 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities.

Net cash used in financing activities for fiscal 2013 was $9.6 million as compared to net cash used in financing activities of $9.9 million for fiscal 2012. The net cash used in financing activities for fiscal 2013 was primarily related to repurchases of common stock of $9.2 million and payments of tax withholdings for vested RSUs of $1.1 million, offset by proceeds from the employee stock purchase plan of $0.8 million. The net cash used in financing activities for fiscal 2012 was primarily related to repurchases of common stock of $9.5 million and payments of tax withholdings for vested RSUs of $1.1 million, offset by proceeds from the employee stock purchase plan of $0.8 million.

Credit Agreement

On November 27, 2013, in anticipation of the completion of the Dover Acquisition and to fund a portion of the purchase price therefor we entered into a Credit Agreement with Everett Charles Technologies LLC, Silicon Valley Bank, as lender, administrative agent and issuing lender (SVB), and the Lenders. The Credit Agreement provides for the Facility.

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

At July 31, 2014, approximately $1.0 million was outstanding in the form of standby letters of credit under the Facility. The standby letters of credit have various expiration dates, the latest of which is January 2015.

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

Borrowings under the Facility bear interest, at a base rate plus a margin of up to 2.50% per annum, or at LIBOR plus a margin of up to 3.50% per annum, in either case based on our ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the Leverage Ratio). The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default under the Credit Agreement. Certain customary fees and expenses are also payable in connection with the Facility.

The proceeds of the Term Loan were primarily used to fund the purchase price with respect to the Dover Acquisition.

The Credit Agreement contains customary affirmative and negative covenants, subject in certain cases to baskets and exceptions, including negative covenants with respect to indebtedness, liens, fundamental changes, dispositions, restricted payments, investments, ERISA matters, matters relating to subordinated debt, affiliate transactions, sale and leaseback transactions, swap agreements, accounting changes, negative pledge clauses, clauses restricting subsidiary distributions, lines of business, amendments to certain documents and use of proceeds. The Credit Agreement also contains customary reporting and other affirmative covenants. The Credit Agreement contains a consolidated fixed charge coverage ratio, consolidated leverage ratio and liquidity requirements including the covenant that we maintain approximately $50 million in domestic cash and cash equivalents to meet the minimum level of liquidity covenant. The Credit Agreement required that we maintain a consolidated leverage ratio of less than 3.00 to 1.00 as of the end of four consecutive fiscal quarters ended January 31, 2014. At January 31, 2014, our consolidated leverage ratio exceeded this ratio threshold, resulting in an event of default under the Credit Agreement. On April 15, 2014, we executed a First Amendment to Credit Agreement and Waiver (Credit Agreement Amendment and Waiver) pursuant to which the parties thereto agreed, among other things, to waive the occurrence of the event of default resulting from our failure to meet the above described financial covenant in the Credit Agreement provided, that our consolidated leverage ratio for the four fiscal quarters ended on January 31, 2014 did not exceed 3.66 to 1.00. Pursuant to the Credit Agreement Amendment and Waiver, the parties also agreed to modify the definition of “consolidated net income” to include, in the calculation of consolidated net income for periods following the closing of the Dover Acquisition, net income (or loss) attributable to the Acquired Businesses for specified periods prior to the closing of the Dover Acquisition. As of July 31, 2014 we were in compliance with all covenants under the Credit Agreement and Credit Agreement Amendment and Waiver including the consolidated leverage ratio.

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

Subject to certain conditions, the original principal amount of the promissory notes are also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, we executed leases for two new facilities, and in February 2014, we provided Dover with written certification of our planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million. The promissory notes may be reduced by an additional $1.75 million upon certification from us to Dover of other specified events that have not yet occurred. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the LIBOR plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. The promissory notes are subject to payments of $1.3 million due on December 1 and June 1 of each year, until the notes are paid in full.

Bank Term Loan—Commerzbank

In May 2014, we entered into a loan agreement with Commerzbank to finance the purchase of our leased facility in Rosenheim, Germany. The principal amount of the term loan is 2.9 million EUR ($3.9 million, using a July 31, 2014 exchange rate), payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan.

Follow-On Public Offering

On September 17, 2014, we closed an underwritten public offering of 4,682,927 shares of our common stock at $10.25 per share. We granted to the underwriters a 30-day option to purchase up to an aggregate of 702,439 additional shares of common stock to cover over-allotments which they exercised on September 22, 2014. All of the shares were sold pursuant to an effective shelf registration statement previously filed with the SEC.

The offering resulted in net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.4 million. We used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of our bank term loan with SVB and syndicate, and expect to use the remainder of the proceeds to repay the outstanding principal balance of the promissory notes issued to Dover Corporation and for general corporate purposes, including capital expenditures and potential strategic acquisitions.

Stock Repurchases

On September 15, 2011, we announced that our board of directors authorized a stock repurchase program for up to $25 million. Under this program, our board of directors authorized us to repurchase shares of our common stock from time to time in open market transactions. We determine the timing and amount of the transaction based on our evaluation of market conditions and other factors. We may suspend or discontinue the repurchase program at any time and the program has no expiration date. During the year ended July 31, 2014, we did not repurchase any shares under this program.

As of July 31, 2014, we had repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million, since the inception of the program on September 15, 2011.

Commitments and Contingencies

As of July 31, 2014, our major outstanding contractual obligations are related to our bank term loan and promissory notes, operating leases for our rental properties and other equipment, inventory purchase commitments and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify some of our customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of July 31, 2014 or July 31, 2013.

We are a defendant in a litigation matter incidental to our business that is related to customer expectations of test system performance for a product that was shipped in 2006 by Credence. We do not believe the plaintiff’s claims have merit and we are vigorously defending our position. An estimate of any potential loss cannot be made; we do not believe a loss is probable, and accordingly we have not accrued any amounts related to this matter.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of July 31, 2014 or July 31, 2013.

The aggregate outstanding amount of our contractual obligations was $139.1 million as of July 31, 2014. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of July 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods:

	Fiscal year-end
	Total	2015	2016 – 2017	2018 – 2019	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$27,450	$7,475	$11,709	$4,139	$4,127
Inventory commitments	28,709	26,148	2,561	—	—
Severance	421	421	—	—	—
Bank Term Loans—principal and interest (a)	58,711	5,704	14,620	36,406	1,981
Promissory Notes—principal and interest	23,825	2,164	8,065	13,596	—

Total Contractual Obligations	$139,116	$41,912	$36,955	$54,141	$6,108

(a)	Does not reflect the September 2014 payment of $20 million in principal under the Credit Facility, which also resulted in a reduction of approximately $3 million of estimated interest payments.

We also expect to invest approximately $8.8 million in capital expenditures in fiscal 2015.

Facility Purchases and Build-outs

In June 2014, we entered into a purchase and sale agreement for land and a building in Rosenheim, Germany, which is the site of our facility in that location. The total purchase price was 3.3 million EUR ($5 million), and we funded the cost through debt and cash on hand. We borrowed 2.9 million EUR ($3.9 million, using a July 31, 2014 exchange rate) in the form of a 10-year bank loan, with an annual interest rate of 2.35%. We funded the remaining 0.4 million EUR through operating cash.

In October 2014, we completed a relocation of our manufacturing facility in Pomona, California, to a new site in Fontana, California. As a result of this move, we expect to pay approximately $2.0 million for this facility relocation through October 2014. We expect to capitalize any build-out costs incurred as part of the move as leasehold improvements in our Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

As of July 31, 2014 and July 31, 2013, we did not have any off-balance sheet arrangements.

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

Our primary exposure to market risks is fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in currency exchange rates. As currency exchange rates fluctuate, translation of the statements of financial condition and statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in currency exchange rates on our statements of financial condition and results of operations has not been material, however with the addition of ECT, Multitest and atg-Luther & Maelzer, we expect this may change as these operations expose the Company to more business denominated in the local currencies in which these businesses operate. Our trade receivables result primarily from sales to companies located in North America, Asia, and Europe. In fiscal 2014, our revenues derived from sales outside the United States constituted 76% of our total revenues. Accounts receivable in currencies other than U.S. dollars composed 36.2% of the trade accounts receivable at July 31, 2014. Receivables generally are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars composed 37.5% of accounts payable at July 31, 2014.

Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Interest Rate Risk

As of the date of this filing, we have approximately $28 million of long-term debt due under a credit facility with Silicon Valley Bank and other lenders that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.50% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.50% per annum, in either case based on our ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the Leverage Ratio), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the credit facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default under the credit agreement. At July 31, 2014, the interest rate in effect on these borrowings was 3.73%.

We may from time to time have other outstanding short-term and long-term borrowings with variable interest rates.

Item 8.	Financial Statements and Supplementary Data

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$59,269	$28,235
Marketable securities	39,659	96,159
Accounts receivable—trade, net of allowances of $139 and $0, respectively	90,760	28,102
Accounts receivable—other	99	963
Inventories, net	69,670	29,139
Prepaid expenses and other current assets	5,749	2,497

Total current assets	265,206	185,095
Property and equipment, net	40,883	16,647
Intangible assets, net	11,565	1,571
Goodwill	43,030	43,030
Other assets	2,572	1,258

Total assets	$363,256	$247,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$3,831	$—
Accounts payable	32,710	13,266
Deferred revenues	7,900	5,084
Other accrued expenses	37,283	19,352

Total current liabilities	81,724	37,702
Other long-term liabilities	11,996	11,402
Term Loans	46,917	—
Subordinated Debt	18,000	—
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.05 par value:
150,000,000 shares authorized; 48,448,608 and 47,688,410 shares issued and outstanding on July 31, 2014 and 2013, respectively	2,422	2,384
Additional paid-in capital	751,511	746,020
Accumulated other comprehensive (loss)	(304)	(64)
Accumulated deficit	(549,010)	(549,843)

Total stockholders’ equity	204,619	198,497

Total liabilities and stockholders’ equity	$363,256	$247,601

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year ended July 31,
	2014	2013	2012
Net product sales	$297,565	$117,997	$95,357
Net service sales	33,309	33,985	36,777

Net sales	330,874	151,982	132,134
Cost of sales	190,473	71,223	63,637

Gross profit	140,401	80,759	68,497
Engineering and product development expenses	60,733	52,314	49,864
Selling, general and administrative expenses	78,747	39,253	36,348
Amortization of purchased intangible assets	2,006	1,582	3,163
Restructuring	3,944	476	1,104

Loss from operations	(5,029)	(12,866)	(21,982)
Other (expense) income:
Interest expense	(2,210)	(233)	(179)
Interest income	494	883	910
Bargain purchase gain	8,621	—	—
Other (expense) income, net	(276)	(186)	444

Income (loss) before income taxes	1,600	(12,402)	(20,807)
Provision for (benefit from) income taxes	767	(275)	(938)

Net income (loss)	$833	$(12,127)	$(19,869)

Net income (loss) per share:
Basic	$0.02	$(0.25)	$(0.40)
Diluted	$0.02	$(0.25)	$(0.40)
Weighted-average common shares used in computing net income (loss) per share:
Basic	48,214	47,719	49,080
Diluted	49,150	47,719	49,080
Comprehensive income (loss):
Net income (loss)	$833	$(12,127)	$(19,869)
Unrealized gain (loss) on marketable securities	63	(294)	189
Change in pension liability	(15)	—	—
Unrealized (loss) on currency translation	(288)	—	—

Comprehensive income (loss)	$593	$(12,421)	$(19,680)

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid–In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (#)	Amount ($)
Balance at July 31, 2011	49,607,223	$2,480	$756,046	$41	$(517,847)	$240,720
Vesting of stock based awards, net of shares withheld for taxes	485,456	24	3,268	—	—	3,292
Stock option exercises	20,046	1	116	—	—	117
Repurchases of common stock	(1,652,394)	(82)	(9,443)	—	—	(9,525)
Issuance of shares under employees’ stock purchase plan	146,897	7	773	—	—	780
Unrealized gain on marketable securities	—	—	—	189	—	189
Net Loss	—	—	—	—	(19,869)	(19,869)

Balance at July 31, 2012	48,607,228	$2,430	$750,760	$230	$(537,716)	$215,704
Vesting of stock based awards, net of shares withheld for taxes	555,433	28	3,577	—	—	3,605
Stock option exercises	2,449	—	13	—	—	13
Repurchases of common stock	(1,642,272)	(82)	(9,126)	—	—	(9,208)
Issuance of shares under employees’ stock purchase plan	165,572	8	796	—	—	804
Unrealized loss on marketable securities	—	—	—	(294)	—	(294)
Net loss	—	—	—	—	(12,127)	(12,127)

Balance at July 31, 2013	47,688,410	$2,384	$746,020	$(64)	$(549,843)	$198,497
Vesting of stock based awards, net of shares withheld for taxes	577,164	29	4,229	—	—	4,258
Stock option exercises	68,688	3	398	—	—	401
Issuance of shares under employees’ stock purchase plan	114,346	6	864	—	—	870
Unrealized gain on marketable securities	—	—	—	63	—	63
Change in pension liability	—	—	—	(15)	—	(15)
Accumulated currency translation adjustment	—	—	—	(288)	—	(288)
Net income	—	—	—		833	833

Balance at July 31, 2014	48,448,608	$2,422	$751,511	$(304)	$(549,010)	$204,619

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$833	$(12,127)	$(19,869)
Add (deduct) non-cash items:
Stock-based compensation	5,419	4,717	4,449
Depreciation and amortization	8,786	8,044	10,917
Bargain purchase gain	(8,621)	—	—
Other non-cash items	542	585	1,686
Changes in operating assets and liabilities, net of purchase accounting:
Accounts receivable	(9,884)	2,906	10,613
Inventories	(656)	(3,046)	(9,377)
Prepaid expenses	621	1,245	568
Other assets	—	—	62
Accounts payable	5,965	532	(2,498)
Accrued expenses	(4,782)	(1,064)	(5,817)
Deferred revenues	2,817	(264)	(242)

Net cash provided by (used in) operating activities	1,040	1,528	(9,508)

Cash Flows from Investing Activities:
Purchases of property and equipment	(7,743)	(2,769)	(3,328)
Purchases of held-to-maturity securities	—	(4,842)	(10,678)
Purchases of available-for-sale securities	(55,385)	(66,725)	(128,864)
Proceeds from sales and maturities of held-to-maturity securities	—	5,800	5,750
Proceeds from sales and maturities of available-for-sale securities	110,972	75,220	63,413
Cash paid for acquired businesses, net of cash acquired	(69,985)	—	—

Net cash (used in) provided by investing activities	(22,141)	6,684	(73,707)

Cash Flows from Financing Activities:
Repurchases of common stock	—	(9,208)	(9,525)
Proceeds from employees’ stock purchase plan	870	804	780
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(759)	(1,146)	(1,124)
Proceeds from borrowing of bank term loan, net of fees	53,841	—	—
Principal payments on bank term loan	(1,875)	—	—

Net cash provided by (used in) financing activities	52,077	(9,550)	(9,869)

Effect of exchange rate changes on cash and cash equivalents	58	127	(668)

Net increase (decrease) in cash and cash equivalents	31,034	(1,211)	(93,752)
Cash and cash equivalents at beginning of year	28,235	29,446	123,198

Cash and cash equivalents at end of year	$59,269	$28,235	$29,446

Non-Cash Investing Activities:
Effect of Acquisition:
Fair value of tangible assets acquired	(122,160)
Fair value of liabilities assumed	37,554
Fair value of intangible assets acquired	(12,000)
Non-cash promissory notes	18,000
Bargain gain	8,621

Cash paid for acquired businesses, net of cash acquired	(69,985)

	2014	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$1,173	$—	$—
Cash paid during the year for taxes	$1,136	$200	$100

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unless otherwise noted, the historical financial results in this Annual Report on Form 10-K do not give effect to the completion of the Company’s purchase of assets (the “Dover Acquisition”) from Dover Printing & Identification, Inc. (“Dover”) and its specified affiliates used exclusively or primarily in connection with Dover’s Everett Charles Technologies (including atg-Luther & Maelzer) and Multitest businesses on December 1, 2013 (collectively, the “Acquired Businesses”). See Note 3 for additional information related to the Dover Acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Preparation of Financial Statements and Use of Estimates

The accompanying financial statements have been prepared by the Company, and reflect all adjustments, which, in the opinion of management, are necessary for fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. Such estimates relate to fair values ascribed to the assets and liabilities acquired in connection with the Dover Acquisition, revenue recognition, the allowance for doubtful accounts, inventory valuation, depreciation, product warranty costs, stock-based compensation and income taxes, among others.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue related to equipment sales is recognized when: (a) the Company has a written sales agreement; (b) delivery has occurred or service has been rendered; (c) the price is fixed or determinable; (d) collectability is reasonably assured; (e) the product delivered is a standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. From time to time, sales to a customer may involve multiple elements, in which case revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the product with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, and (5) if the arrangement included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The arrangement consideration, or the amount of revenue to be recognized on each separate unit of accounting, is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.

Revenue related to spare parts is recognized on shipment.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Net service sales as presented in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) includes revenue associated with LTX-Credence maintenance and service contracts only and excludes ECT and Multitest. These businesses generally do not provide maintenance or service contracts, but rather sell spare parts and other components, and as a result these sales are recognized as net product sales in the Company’s Results of Operations.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	As of July 31,
	2014	2013
	(in thousands)
Material and purchased components	$22,394	$15,379
Work-in-process	23,806	2,887
Finished equipment, including inventory consigned to customers	23,470	10,873

Total inventories	$69,670	$29,139

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of July 31, 2014 and July 31, 2013, inventory is stated net of inventory reserves of $45.3 million and $41.8 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

The following table shows sales of previously reserved inventory and the inventory reserves released for these sales for the fiscal years ended 2014, 2013, and 2012:

	Fiscal Year Ended July 31,
	2014	2013	2012
	(in thousands)
Sales of previously reserved inventory	$821	$869	$6,859
Inventory reserves released for these sales	483	300	2,035

Goodwill and Other Intangibles

In accordance with ASC Topic 350—Intangibles—Goodwill and Other (“ASC 350”), goodwill is not amortized. Rather, the Company’s goodwill is subject to periodic impairment testing. ASC 350 requires that the Company assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of July 31, 2014, the Company currently has one reporting unit to which the full balance of goodwill is allocated, its Semiconductor Test group. All of the goodwill recorded on the Company’s Consolidated Balance Sheet is related to its LTX-Credence business, since the Company did not change the underlying reporting structure of the Semiconductor Test reporting unit. Based on ASC 350-20-35-3A, as of July 31, 2014, the Company assessed qualitative factors to determine whether the two-step goodwill impairment test is necessary. Since the Company determined, based on the qualitative assessment, that it is more likely than not that its reporting unit’s fair value is greater than its carrying amount, no further impairment testing was required and no adjustment to the carrying amount of goodwill was necessary.

The Company’s goodwill consists of the following:

Goodwill	July 31, 2014	July 31, 2013
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortizable intangible assets which relate to the acquisition of the ECT and Multitest businesses and the Credence merger, consist of the following, and are included in intangible assets, net on the Company’s Consolidated Balance Sheets:

		As of July 31, 2014
		(in thousands)
Description	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed Technology—Multitest	10.0	$1,400	$(267)	$1,133
Developed Technology—ECT	10.0	600	(95)	505
Developed Technology—atg-Luther & Maelzer	10.0	2,000	(377)	1,623
Customer Relationships—ECT, Multitest, atg-Luther & Maelzer	2.0	1,300	(498)	802
Developed technology—ASL	6.0	16,000	(16,000)	—
Developed technology—Diamond	9.0	9,400	(9,141)	259
Maintenance agreements—ASL and Diamond	7.0	1,900	(1,357)	543

Total intangible assets		$32,600	$(27,735)	$4,865

		As of July 31, 2013
		(in thousands)
Description	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology—ASL	6.0	$16,000	$15,737	$263
Developed technology—Diamond	9.0	9,400	8,906	494
Maintenance agreements—ASL and Diamond	7.0	1,900	1,086	814

Total intangible assets		$27,300	$25,729	$1,571

Intangible assets are amortized based upon the pattern of estimated economic use, over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 4.3 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
2015	$1,892
2016	1,171
2017	617
2018	414
Thereafter	771

Total	$4,865

The identifiable intangible assets associated with the Dover Acquisition include $6.7 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with ASC 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of July 31, 2014 and July 31, 2013, there were no indicators that required the Company to conduct a recoverability test as of those dates.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other expense, net, and were not significant for the fiscal years ended July 31, 2014, 2013 and 2012. The functional currency of each of the Acquired Businesses is local currency, predominately Euro, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

Product Warranty Costs

Certain of the Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company generally offers a warranty for most of its products, the standard terms and conditions of which are based on the product sold and the customer. For all products sold, subject to a warranty, the Company accrues a liability for the estimated cost of standard warranty at the time of shipment. Factors that impact the warranty liability include the number of installed products, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts amounts as necessary.

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC, for the fiscal years ended July 31, 2014 and 2013:

Product Warranty Activity	2014	2013
	(in thousands)
Balance at beginning of period	$1,217	$1,672
Warranty reserve acquired from ECT and Multitest	1,970	—
Warranty expenditures for current period	(4,316)	(3,866)
Changes in liability related to pre-existing warranties	(141)	(52)
Provision for warranty costs in the period	4,510	3,463

Balance at end of period	$3,240	$1,217

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were $4.7 million, $2.7 million, and $3.4 million for fiscal years ended July 31, 2014, 2013, and 2012, respectively.

Income Taxes

The Company recorded an income tax provision of $0.8 million for the fiscal year ended July 31, 2014 (fiscal 2014), primarily due to $1.3 million of foreign taxes in profitable locations partially offset by $0.5 million of tax benefit relating to the release of valuation allowance as a result of the Dover Acquisition. Purchase accounting for the Dover Acquisition required the establishment of a deferred tax liability related to the book-tax basis differences of identifiable intangible assets which created an additional source of U.S. future taxable income that resulted in a release of $0.5 million of our U.S. valuation allowance.

For the fiscal year ended July 31, 2013 (fiscal 2013), the Company recorded an income tax benefit of $0.3 million, primarily due to the release of reserves related to statute of limitation expirations partially offset by foreign taxes in profitable locations.

As of July 31, 2014 and July 31, 2013, the total unrecognized income tax benefits were $6.6 million and $6.8 million, respectively, of which $3.0 million and $3.2 million, respectively, if recognized, would impact the Company’s income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of July 31, 2014 and July 31, 2013, the Company had accrued approximately $1.0 million and $0.9 million, respectively, for potential payment of accrued interest and penalties.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the merger with Credence on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation on net operating loss carryforward utilization. The Company’s ability to use the acquired U.S. net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 is approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses that are available for utilization to approximately $202.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

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

During fiscal 2014, the Company granted 1,109,100 Restricted Stock Units (“RSUs”) to certain executives, directors and employees, with time-based vesting terms ranging from one to four years. Of these, 445,000 RSUs were granted to executives.

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

For the fiscal years ended July 31, 2014, 2013, and 2012, the Company recorded stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2014	2013	2012
	(in thousands)
Cost of sales	$164	$148	$123
Engineering and product development expenses	632	611	533
Selling, general and administrative expenses	4,623	3,958	3,793

Total stock-based compensation expense	$5,419	$4,717	$4,449

As of July 31, 2014, there was approximately $11.2 million of unrecognized stock-based compensation expense related to share-based equity grants to employees that is expected to be recognized over the next 3.8 years.

Net income (loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and RSUs, and is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive effect of all securities outstanding.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation between basic and diluted net income (loss) per share is as follows:

	Fiscal Year Ended July 31,
	2014	2013	2012
	(in thousands, except per share data)
Net income (loss)	$833	$(12,127)	$(19,869)
Basic EPS
Weighted average shares outstanding—basic	48,214	47,719	49,080
Basic EPS	$0.02	$(0.25)	$(0.40)
Diluted EPS
Weighted average shares outstanding—basic	48,214	47,719	49,080
Plus: impact of stock options and unvested restricted stock units	936	—	—

Weighted average shares outstanding—diluted	49,150	47,719	49,080

Diluted EPS	$0.02	$(0.25)	$(0.40)

For the fiscal years ended July 31, 2014, 2013 and 2012, options to purchase approximately 0.4 million, 1.0 million, and 1.2 million shares, respectively, of common stock were not included in the calculation of diluted EPS because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. In accordance with the contingently issuable shares guidance of the FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net income (loss) per share excludes 2.0 million and 1.8 million RSUs for the fiscal years ended July 31, 2013, and 2012, respectively, as to include them would have been anti-dilutive.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
July 31, 2014
Due in less than one year	$21,778
Due in 1 to 3 years	17,881

Total marketable securities	$39,659

Total Amount
(in thousands)
July 31, 2013
Due in less than one year	$56,222
Due in 1 to 3 years	39,937

Total marketable securities	$96,159

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2014
Corporate (a)	$21,070	$20,884
Government	5,045	5,038
Mortgage-Backed	1,920	1,923
Asset-Backed	11,624	11,609

Total	$39,659	$39,454

	Market Value	Amortized Cost
	(in thousands)
July 31, 2013
Corporate (a)	$52,669	$52,241
Government	15,656	15,627
Mortgage-Backed	6,381	6,390
Asset-Backed	21,453	21,449

Total	$96,159	$95,707

(a)	Included in the above figures is $0 and $2,853 of market value and amortized cost related to the Company’s held to maturity investments as of July 31, 2014 and 2013, respectively.

Realized gains, losses and interest income are included in interest income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. The Company analyzes its securities portfolio for other-than-temporary impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other-than-temporary impairment losses recorded in the fiscal years ended July 31, 2014, 2013, or 2012.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes marketable securities and related unrealized gains and losses as of July 31, 2014 and 2013:

July 31, 2014	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$5,101	$(19)
Securities > 12 months unrealized losses	9,739	(24)
Securities < 12 months unrealized gains	16,677	20
Securities > 12 months unrealized gains	8,142	23

Total	$39,659	$—

July 31, 2013	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$21,842	$(80)
Securities > 12 months unrealized losses	21,983	(98)
Securities < 12 months unrealized gains	34,380	54
Securities > 12 months unrealized gains	17,954	60

Total	$96,159	$(64)

Interest income and realized gains and losses from sales of marketable securities, included in interest income in the Statement of Operations, are as follows:

	Fiscal Year Ended July 31,
	2014	2013	2012
	(in thousands)
Interest income on marketable securities	$1,326	$2,483	$2,637
Realized gain (loss) from sales of securities	16	96	(14)

Total	$1,342	$2,579	$2,623

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

Concentration of Credit and Supplier Risk

	Fiscal Year Ended July 31,
	2014	2013	2012
	(in millions except %’s)
Revenue from top ten customers	50%	70%	68%
Accounts receivable from the same top ten customers	$48.6	$21.2	$22.8
Sales to customers outside the United States	$250.3	$126.0	$101.6

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company periodically reviews these investments to evaluate and minimize credit risk. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain letters of credit on sales to certain foreign customers. During fiscal 2014, the Company wrote off $0.1 million of accounts receivable. There were no write-offs for the fiscal years ended July 31, 2013 or 2012.

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

Property and Equipment

Property and equipment acquired is recorded at cost. The Company provides for depreciation and amortization using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of July 31, 2014 and July 31, 2013 are summarized as follows:

	As of July 31,		Estimated Useful Lives
	2014	2013
	(in thousands)		(in years)
Equipment spares	$45,572	$58,461	5 or 7
Machinery, equipment and internally manufactured systems	43,388	34,587	3-7
Office furniture and equipment	3,209	2,014	3-7
Purchased software	455	488	3
Land	8,152	2,524	—
Buildings	11,157	—	10 – 40 years
Leasehold improvements	7,414	6,983	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	119,347	105,057
Accumulated depreciation and amortization	(78,464)	(88,410)

Property and equipment, net	$40,883	$16,647

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense was $6.8 million, $6.5 million, and $7.8 million for the fiscal years ended July 31, 2014, 2013, and 2012, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

3. BUSINESS COMBINATION

Acquisition of Everett Charles Technologies LLC and Multitest

On September 6, 2013, in connection with the Dover Acquisition, the Company entered into a Master Sale and Purchase Agreement (the “Purchase Agreement”) with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (“Dover Parent”). Pursuant to the Purchase Agreement, the Company purchased from Dover or its specified affiliates (collectively, the “Sellers”) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the “ECT Business,” and such assets and intellectual property, the “ECT Assets”) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the “MT Business,” and such assets and intellectual property, the “MT Assets”). The Company also assumed certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses or the Acquired Assets (as defined below). Under the Purchase Agreement, the Company also acquired all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the “Acquired Shares”). The ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the “Acquired Assets.”

On December 1, 2013, the Company acquired the Multitest and ECT businesses of Dover for $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt, and $20.0 million was paid by the issuance of promissory notes. Pursuant to the Purchase Agreement, the cash purchase price was increased by $12.5 million to reflect, among other required adjustments, specified cash balances held by the acquired businesses, acquired indebtedness, certain transaction costs, employee-related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover in connection with the satisfaction of certain conditions.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subject to certain conditions, the original principal amount of the promissory notes is subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to the Company’s relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, the Company executed leases for two new facilities, and in February 2014, the Company provided Dover with written certification of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million. The promissory notes may be reduced by an additional $1.75 million upon certification from the Company to Dover of other specified events that have not yet occurred. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by the Company at any time without penalty prior to May 1, 2019.

After giving effect to the post-Closing purchase price adjustments described above, and including the principal amount reduction of the promissory notes to Dover, the aggregate purchase price paid to the Sellers as of the date of this report is $106.0 million.

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

During the three and twelve months ended July 31, 2014, the Company generated revenues of $124.3 million and $330.9 million, respectively. Of this amount, approximately $76.0 million and $176.2 million in revenues included in net product sales in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and twelve months ended July 31, 2014, respectively, was attributable to atg-Luther & Maelzer, ECT and Multitest businesses. The Acquired Businesses also generated $5.3 million and $9.3 million of net income for the three and twelve months ended July 31, 2014, which is included in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and twelve months ended July 31, 2014, respectively.

During the three and twelve months ended July 31, 2014, the Company incurred $0.4 million and $3.9 million, respectively, of restructuring charges associated with workforce reductions and facility consolidation in connection with the Acquisition. The Company anticipates incurring additional restructuring charges of approximately $0.2 million through October 31, 2014. In accordance with the provisions of FASB ASC 805, these costs are expensed as incurred and are not allocated to the purchase price. The fair value estimates for the assets acquired and liabilities assumed were based upon calculations and valuations.

In accordance with the provisions of ASC 805, during the three months ended April 30, 2014, the Company retroactively recorded a change in estimate of Acquired Assets of $1.4 million related to the period ended January 31, 2014. Of this amount, approximately $0.6 million related to the working capital adjustment and therefore resulted in an increase to the purchase price. The remaining $0.8 million was a change in estimate of assumed liabilities and had no impact to on the consideration paid the seller. The net impact of these adjustments resulted in a $1.4 million decrease to the bargain purchase gain.

In accordance with the provisions of ASC 805, during the three months ended July 31, 2014, the Company retroactively recorded a change in estimate of Acquired Assets of a $4.0 million gain related to the period ended January 31, 2014. Of this amount, approximately $1.7 million resulted from the final valuation assumptions, and $2.3 million resulted from an option to purchase gain on the market valuation of the Rosenheim, Germany facility.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the purchase price for the Acquired Assets:

(in thousands)
Cash paid for Acquired Assets	$88,009
Seller financing—Dover promissory notes	18,000

Purchase price	$106,009

The following table summarizes the amounts recognized for the Acquired Assets and liabilities assumed as of the date of Closing:

The purchase price has been allocated based on the fair value of net assets acquired as follows:

(in thousands)
Allocation of purchase consideration
Fair value of assets acquired as of December 1, 2013:
Cash	$18,024
Accounts receivable	51,069
Inventory	41,642
Property, plant and equipment	22,859
Identifiable intangible assets	12,000
Other assets	3,410

Assets acquired:	$149,004
Fair value of liabilities acquired:
Liabilities	(32,260)
Deferred taxes	(2,114)

Adjusted net assets acquired	$114,630
Purchase price	(106,009)

Bargain purchase gain	$8,621

The overall fair value of the net assets acquired by the Company exceeded the amount paid, which resulted in the recognition of a bargain purchase gain by the Company during fiscal 2014. This bargain purchase gain was recorded as a component of the other (expense) income section on the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). The Company believes it was able to acquire ECT and Multitest for less than the fair value of their net assets since ECT and Multitest had been held as discontinued operations by Dover Parent for more than one year.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated financial statements include estimated identifiable intangible assets with a fair value aggregating $12.0 million, which will be amortized based on the pattern and period over which the economic benefits of the intangible assets are realized. The current estimated weighted average period is 8.0 years. The Company engaged independent valuation advisors to assist the Company in estimating the identifiable intangible asset value. The estimated identifiable intangible asset value is primarily based on information and assumptions developed by the Company’s management, certain publicly available information, and discussions with management of the Acquired Businesses.

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

The identifiable intangible assets associated with the Dover Acquisition include $6.7 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with ASC 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite.

Supplemental Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, and the Acquired Businesses, as if the Dover Acquisition had occurred on August 1, 2013 and August 1, 2012, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Fiscal Year Ended July 31,
	2014	2013
Net sales	$421,546	$419,043
Net income	$731	$7,880

The pro forma net income for fiscal 2014 includes $3.9 million of charges related to the Acquisition for restructuring costs and approximately $1.2 million of acquisition costs, which were incurred after December 1, 2013. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Acquisition occurred at the beginning of the periods presented.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	July 31,
	2014	2013
	(in thousands)
Accrued compensation	$18,733	$7,538
Accrued vendor liability	1,120	2,153
Accrued professional fees	1,383	2,043
Warranty reserve	3,240	1,217
Accrued income, and other taxes	3,024	1,115
Accrued restructuring	1,497	1,037
Other accrued expenses	8,286	4,249

Total accrued expenses	$37,283	$19,352

5. LONG-TERM DEBT

Long-term debt consists of the following:

	July 31, 2014	July 31, 2013
	(in thousands)
Bank Term Loan under Credit Agreement	$48,518	$—
Bank Term Loan—Commerzbank	3,448	—
Seller Financing—Promissory Notes	18,000	—

Total debt	69,966	—
Less: financing fees	(1,218)
Less: current portion	(3,831)	—

Total long-term debt	$64,917	$—

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
2015	$5,081
2016	7,582
2017	8,831
2018	10,081
Thereafter	38,391

Total	$69,966

Credit Agreement

On November 27, 2013, in anticipation of the completion of the Dover Acquisition and to fund a portion of the purchase price therefor the Company entered into a credit agreement (the “Credit Agreement”) with Everett Charles Technologies LLC (together with the Company, the “Borrowers”), Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a senior secured credit facility in the aggregate principal amount of up to $55 million (the “Facility”).

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Facility consists of a term loan facility for $50 million that was advanced to the Company on November 27, 2013 (the “Term Loan”) and a revolving credit facility (including a letter of credit facility) for up to $5 million (the “Revolving Loan” and, together with the Term Loan, the “Loans”) that is available from time to time for five years after November 27, 2013 (the “Closing Date”). Under the terms of the Credit Agreement, not more than one time during the period commencing on the Closing Date until the close of business on the date that is one day prior to the 42-month anniversary of the Closing Date, the Facility may be increased by an aggregate amount not to exceed $20 million through an additional facility on a pari passu basis with the Term Loan, subject to specified conditions and the agreement of one or more Lenders to participate therein. At July 31, 2014, approximately $1.0 million was outstanding in the form of standby letters of credit. The standby letters of credit have various expiration dates, of which the latest is January 2015.

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

Borrowings under the Facility bear interest, at a base rate plus a margin of up to 2.50% per annum, or at the London Interbank Offered Rate (“LIBOR”) plus a margin of up to 3.50% per annum, in either case based on the Company’s ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The selection of the interest rate formula is at the Company’s discretion. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default under the Credit Agreement. Certain customary fees and expenses are also payable in connection with the Facility. At July 31, 2014, the interest rate in effect on the Facility was 3.73%.

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

Covenants

The Credit Agreement contains customary affirmative and negative covenants, subject in certain cases to baskets and exceptions, including negative covenants with respect to indebtedness, liens, fundamental changes, dispositions, restricted payments, investments, ERISA matters, matters relating to subordinated debt, affiliate transactions, sale and leaseback transactions, swap agreements, accounting changes, negative pledge clauses, clauses restricting subsidiary distributions, lines of business, amendments to certain documents and use of

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proceeds. The Credit Agreement also contains customary reporting and other affirmative covenants. The Credit Agreement contains a consolidated fixed charge coverage ratio, consolidated leverage ratio and liquidity requirements. The Credit Agreement required the Company to maintain a consolidated leverage ratio of less than 3.00 to 1.00 as of the end of four consecutive fiscal quarters ended January 31, 2014. At January 31, 2014, the Company’s consolidated leverage ratio exceeded this ratio threshold, resulting in an event of default under the Credit Agreement. On April 15, 2014, the Company executed a First Amendment to Credit Agreement and Waiver (the “Credit Agreement Amendment and Waiver”) pursuant to which the parties thereto agreed, among other things, to waive the occurrence of the event of default resulting from the Company’s failure to meet the above described financial covenant in the Credit Agreement provided, that the Company’s consolidated leverage ratio for the four fiscal quarters ended January 31, 2014 did not exceed 3.66 to 1.00. Pursuant to the Credit Agreement Amendment and Waiver, the parties also agreed to modify the definition of “consolidated net income” to include, in the calculation of consolidated net income for periods following the closing of the Dover Acquisition, net income (or loss) attributable to the Acquired Businesses for specified periods prior to the closing of the Dover Acquisition.

As of July 31, 2014, the Company was in compliance with all covenants under the Credit Agreement and Credit Agreement Amendment and Waiver, including the consolidated leverage ratio.

Seller Financing—Promissory Notes

As described in Note 3 above, pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, the Company issued promissory notes having an aggregate principal amount of $20.0 million to certain of the Sellers.

Subject to certain conditions, the original principal amount of the promissory notes are subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to the Company’s relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, the Company executed leases for two new facilities, and in February 2014, the Company provided written certification to Dover of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original amount principal amount of the promissory notes issued to Dover was reduced by $2.0 million. [The promissory notes may be reduced by an additional $1.75 million upon certification from the Company to Dover of other specified events that have not yet occurred.] As of July 31, 2014, the aggregate principal amount of the promissory notes is $18.0 million. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the LIBOR plus 10%, and may be prepaid by the Company at any time without penalty prior to May 1, 2019. The promissory notes are subject to repayments of $1.3 million on December 1 and June 1 of each year starting in June 2015, until the notes are paid in full.

Bank Term Loan—Commerzbank

In May 2014, the Company entered into a loan agreement with Commerzbank to finance the purchase of the Company’s leased facility in Rosenheim, Germany. The principal amount of the term loan is 2.9 million euro ($3.9 million, using a July 31, 2014 exchange rate), payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES

The components of income (loss) before income taxes and the provision (benefit) from income taxes consist of the following:

	Fiscal Year Ended July 31,
	2014	2013	2012
	(in thousands)
Income (loss) before income taxes
U.S.	$(5,973)	$(15,388)	$(22,857)
Foreign	7,573	2,986	2,050

Income (loss) before income taxes	$1,600	$(12,402)	$(20,807)

Provision for (benefit from) income taxes:
Current:
Federal	$—	$—	$—
State	(16)	—	—
Foreign	2,019	(275)	(938)

Total Current	$2,003	$(275)	$(938)

Deferred
Federal	$(414)	$—	$—
State	(12)	—	—
Foreign	(810)	—	—

Total Deferred	(1,236)	—	—

Total provision for (benefit from) income taxes	$767	$(275)	$(938)

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended July 31,
	2014	2013	2012
U.S. federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	457.84	(41.24)	(37.08)
Foreign rate differential	(84.74)	3.49	2.98
Permanent differences	(358.12)	(2.19)	(1.12)
Change in uncertain tax positions	(5.30)	7.16	4.99
Other	3.30	—	(0.26)

Effective tax rate	47.98%	2.22%	4.51%

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The temporary differences and carryforwards that created the deferred tax assets and liabilities as of July 31, 2014, and 2013 are as follows:

	As of July 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$148,155	$144,399
Capital loss carryforwards	418	393
Tax credits	29,033	26,965
Inventory valuation reserves	20,635	20,694
Deferred revenue	1,615	648
Fixed assets and spares	—	14
Other	13,223	13,018

Total deferred tax assets	213,079	206,131
Valuation allowance	(211,925)	(204,484)

Net deferred tax assets	$1,154	$1,647

Deferred tax liabilities:
Intangibles	$(1,078)	$—
Fixed assets and spares	(509)	(1,212)
Prepaid expenses	(32)	(22)
Other	(58)	(413)

Total deferred tax liabilities	(1,677)	(1,647)

Net deferred tax assets (liabilities)	$(523)	$—

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside of the U.S. and on which no U.S. taxes have been provided are approximately $8.3 million and $0.1 million as of July 31, 2014 and 2013. The increase compared to the prior year was associated with earnings of foreign subsidiaries acquired in connection with the Dover Acquisition. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be minimal.

Compliance with section 10-30 of FASB ASC Topic 740, Income Taxes, requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. Because of the cumulative net loss position of the Company and the uncertainty of the timing of profitability in future periods, the Company determined that a valuation allowance against its US net deferred tax assets is appropriate as the Company determined it would be more likely than not unable to realize its US deferred tax assets. There is, however, no valuation allowance in certain foreign jurisdictions, as the foreign entities have cumulative income and expected future income. The valuation allowance totaled $211.9 million and $204.5 million as of July 31, 2014 and 2013, respectively. The increase in the Company’s valuation allowance compared to the prior year was primarily due to an increase in US deferred tax assets associated with the current year taxable loss generated and other book-tax basis differences partially offset by a release of valuation allowance in connection with the Dover Acquisition, where a deferred tax liability was recorded for the book-tax basis difference related to purchased intangibles and depreciable assets. The deferred tax liability provided an additional source of income to support the realizability of the Company’s pre-existing deferred tax assets and as a result, the Company released a portion of its valuation allowance and recorded a tax benefit of $0.5 million.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2014, the Company had federal net operating loss carryforwards of $367.1 million, which expire from 2019 to 2034, federal tax credit carryforwards, including research and development and foreign tax credits, of $8.0 million which expire from 2018 to 2034, state net operating loss carryforwards of $255.4 million, which expire from 2015 to 2034, and state tax credits and carryforwards of $34.8 million, of which the majority have an indefinite credit carryforward period. The remaining state tax credit carryforwards begin expiring in 2015 to 2029. The Company also has foreign net operating loss carryforwards of approximately $16.1 million in various foreign jurisdictions.

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

As a result of the merger with Credence Systems Corporation on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use the acquired U.S. net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million, which, based on the currently enacted federal carryforward period, limits the amount of net operating losses that are available for utilization to approximately $202.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

A summary of the Company’s adjustments to its uncertain tax positions in the fiscal years ended July 31, 2014, 2013 and 2012 is as follows:

	July 31, 2014	July 31, 2013	July 31, 2012
	(in thousands)
Balance at beginning of year	$6,788	$8,009	$9,094
Increase (decrease) for uncertain tax positions related to the current year	12	(242)	(195)
Decrease for uncertain tax positions related to prior years	—	(54)	(385)
Decreases for lapses of statutes of limitations	(210)	(925)	(505)

Balance at end of year	$6,590	$6,788	$8,009

As of July 31, 2014 and 2013, the Company’s unrecognized tax benefits were $6.6 million and $6.8 million, respectively, of which $3.0 million and $3.2 million, respectively, if recognized, would impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has accrued a total of $1.0 million and $0.9 million, respectively, for the potential payment of interest and penalties at July 31, 2014 and July 31, 2013. The Company does not anticipate the amount of the reserve for uncertain tax positions that will be reduced over the next 12 month period will be material as the Company settles disputed items with the appropriate taxing authorities.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions, which are subject to potential examination by tax authorities. With few exceptions, the Company’s 1998 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss carryforwards.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net cash paid for income taxes during the fiscal years ended July 31, 2014, July 31, 2013 and July 31, 2012 was approximately $1.1 million, $0.2 million, and $0.1 million, respectively.

7. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its board of directors authorized a stock repurchase program for up to $25 million. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company determines the timing and amount of the transaction based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. There were no repurchases of common stock during fiscal 2014. As of July 31, 2014, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

Reserved Unissued Shares

At July 31, 2014 and July 31, 2013, the Company had reserved 5,274,122 and 5,234,279 of unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan.

8. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s Stock Option Plans, at July 31, 2014, 4,675,582 shares were available for future grant under the 2010 Plan. No shares were available for future grant under any of the other Company Stock Option Plans. The Company’s general practice has been to issue new shares upon the exercise of stock options or vesting of RSUs.

For the fiscal years ended July 31, 2014, 2013 and 2012 the Company’s stock option activity is as follows:

	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	950,554	$22.88	1,242,471	$21.87	1,739,275	$25.04
Exercised	(69,641)	5.84	(2,449)	5.55	(20,046)	5.77
Forfeited	(405,039)	34.97	(289,468)	18.71	(476,758)	34.09

Options outstanding, end of year	475,874	$15.08	950,554	$22.88	1,242,471	$21.87

Options exercisable	475,874	$15.08	950,554	$22.88	1,242,471	$21.87

The intrinsic value of options exercised during the years ended July 31, 2014, 2013 and 2012 was $207,708, $1,307, and, $26,160, respectively.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2014, the status of the Company’s outstanding and exercisable stock options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding (#)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price ($)	Number Exercisable (#)	Weighted Average Exercise Price ($)
$ 0.00 – 13.88	181,413	2.39	$9.03	181,413	$9.03
13.90 – 26.81	294,461	0.38	18.81	294,461	18.81

	475,874	1.15	$15.08	475,874	$15.08

Intrinsic value at July 31, 2014	$171,042			$171,042

Restricted Stock Units (“RSUs”)

For the years presented, the Company granted RSU’s to certain executives, directors and employees, with vesting terms ranging from one to four years:

	Year Ended July 31,
	2014	2013	2012
Total awards	1,109,100	895,900	939,600
Executives only	445,000	390,000	465,000

For the fiscal years ended July 31, 2014, 2013, and 2012 the status of the Company’s outstanding RSUs is as follows:

	2014		2013		2012
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of year	1,968,690	$5.98	1,848,598	$5.81	1,678,108	$5.64
Granted	1,109,100	7.31	895,900	5.82	939,600	6.04
Vested	(786,360)	5.94	(754,556)	5.39	(702,277)	5.74
Forfeited	(136,792)	5.98	(21,252)	5.54	(66,833)	5.45

RSUs outstanding, end of year	2,154,638	$6.68	1,968,690	$5.98	1,848,598	$5.81

The fair value of RSUs vested during the fiscal years ended July 31, 2014, 2013, and 2012 was $4.7 million, $4.1 million, and $4.0 million, respectively.

Employee Stock Purchase Plan

In December 2003, the shareholders approved an employee stock purchase plan, which was subsequently amended in September 2005, July 2009 and October 2012 (“2004 ESPP”). Under the 2004 ESPP, as amended, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the price of the Company’s common stock on the last business day of a six-month offering period. The 2004 ESPP limited the number of shares that can be issued over the term of the plan to eligible employees to 400,000 shares,

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the July 2009 amendment increased the number of shares that may be issued by an additional 400,000 shares. An October 2012 amendment increased the number of shares that may be issued by an additional 800,000 shares. In fiscal years 2014, 2013, and 2012, the total number of shares issued under the 2004 ESPP were 114,346, 165,572, and 146,897, respectively. As of July 31, 2014, there are 598,540 shares available for issuance under the 2004 ESPP.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, whereby a percentage of pretax profits is distributed quarterly to all eligible non-executive employees. Under the Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $0.3 million, $0.1 million, and $0.1 million for the fiscal years ended July 31, 2014, 2013, and 2012 respectively.

The Company also has other established incentive compensation plans for its ECT, atg-Luther & Maelzer and Multitest employees. Under these plans, individuals are compensated based on company performance as well as individual performance, in addition to other specific criteria for each plan. Under these plans, the Company recorded expense of approximately $1.3 million for fiscal 2014.

The Company has an Executive Profit Sharing Plan pursuant to which the Company’s executives are eligible to receive cash awards based on the Company’s achievement of certain profitability milestones. For fiscal 2014, the plan included milestones for achieving certain synergy savings targets, all of which were met. Executive employees included in this plan are excluded from the Profit Sharing Bonus Plan. Under the Executive Profit Sharing Plan, the Company recognized expense of $3.2 million for fiscal 2014. There was no expense recorded for the fiscal years ended July 31, 2013 or 2012.

The Company maintains a 401(k) Growth and Investment Plan (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches 50% of employees’ first 6% of voluntary contributions. Company contributions vest at a rate of 20% per year and employees are 100% vested after 5 years of service. The Company funded the match with a contribution of $1.2 million for fiscal 2014, and $1.1 million for each of the fiscal years ended July 31, 2013, and 2012, respectively.

9. SEGMENT, INDUSTRY AND GEOGRAPHIC AND SIGNIFICANT CUSTOMER SEGMENT INFORMATION

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (“ASC 280”), for fiscal 2014, the Company determined that it has seven operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, Interface Boards, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, the Company determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, the Company has two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Seminconductor Test, Semiconductor Handlers, Contactors and Interface Boards operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins, and Fixtures operating segments. This financial reporting structure was implemented effective as of December 1, 2013, the acquisition date of Multitest and ECT.

For the fiscal years ended July 31, 2013 and July 31, 2012, the Company operated as one reportable segment, that is, the design, manufacture and sale of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. This reportable segment is now known as the Semiconductor Test operating segment which is now aggregated into the STS reportable segment.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Semiconductor Test segment includes operations related to the design, manufacture and sale of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. The Semiconductor Handlers segment includes operations related to the design, manufacture and sale of test handlers used in the testing of integrated circuits. The Contactors segment includes operations related to the design, manufacture and sale of test contactors which serve as the interface between the test handler and the semiconductor device under test. The Interface Boards segment includes operations related to the design, manufacture and sale of circuit boards designed to serve as an interface between the tester and the semiconductor device under test. The PCB test segment includes operations related to design, manufacture and sale of equipment used in the testing of bare and loaded printed circuit boards. The Probes / Pins segment includes operations related to the design, manufacture and sale of the physical devices used to connect electronic test equipment to the device under test. The Fixtures segment includes operations related to the design, manufacture and sale of PCB test fixtures that enable the transmission of test signals from the loaded PCB to the tester. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with the Company’s chief operating decision maker (chief executive officer and chief operating officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

The Company evaluates performance using several factors, of which the primary financial measures are revenue and operating segment operating income. The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies”.

Segment information for the years ended July 31, 2014, 2013 and 2012 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Corporate	Consolidated
2014
Net sales	$272,707	$58,167	$—	$330,874
Gross Profit	$122,805	$17,596		$140,401
Operating income (loss)	$(5,618)	$4,533	(3,944)	$(5,029)
Depreciation and amortization expense	$7,762	$1,024		$8,786

2013
Net sales	$151,982	$—	$—	$151,982
Gross Profit	$80,759	$—	$—	$80,759
Operating income (loss)	$(12,866)	$—	$—	$(12,866)
Depreciation and amortization expense	$8,044	$—	$—	$8,044

2012
Net sales	$132,134	$—	$—	$132,134
Gross Profit	$68,497	$—	$—	$68,497
Operating income (loss)	$(21,982)	$—	$—	$(21,982)
Depreciation and amortization expense	$10,917	$—	$—	$10,917

Included in Corporate is restructuring charges.

The Company is not disclosing total assets for each of its reportable segments as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s sales to its top ten customers for the fiscal years ended July 31, 2014, 2013, and 2012, along with the accounts receivable for the same customers at July 31, 2014, 2013, and 2012, are summarized as follows:

	Fiscal Year Ended July 31,
	2014	2013	2012
Net sales to the top ten customers	50%	70%	68%
Accounts receivable from top ten customers (in millions)	$48.6	$21.2	$22.8

	Fiscal Year Ended July 31,
	2014	2013	2012
The Company’s customers over 10% of net sales:
Spirox	15%	27%	22%
Texas Instruments	<10%	12%	21%

The Company’s net sales to geographic area for the fiscal years ended July 31, 2014, 2013, and 2012, along with the long-lived assets by location at July 31, 2014 and July 31, 2013, are summarized as follows:

	Fiscal Year Ended July 31,
	2014	2013	2012
	(in thousands)
Sales to unaffiliated customers (ship to location):
United States	$80,587	$25,999	$30,486
Taiwan	52,123	39,913	26,308
Philippines	33,873	23,106	25,117
Malaysia	23,604	15,935	10,959
Thailand	19,190	4,597	1,743
Hong Kong/China	28,286	13,373	8,392
Germany	24,046	6,855	9,034
Singapore	30,412	9,221	5,302
All other countries (none of which is individually greater than 10% of net sales)	38,753	12,983	14,793

Total sales to unaffiliated customers	$330,874	$151,982	$132,134

	As of July 31,
	2014	2013
	(in thousands)
Long-lived assets:
United States	$25,300	$14,844
Germany	9,198	141
Malaysia	3,598	3
China	711	—
Singapore	689	311
Japan	446	311
Philippines	391	517
Taiwan	107	—
All other countries	443	520

Total long-lived assets	$40,883	$16,647

XCERRA CORPORATION

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2014 or July 31, 2013.

Subject to certain limitations, Xcerra indemnifies its current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to the Company. Although the maximum potential amount of future payments Xcerra could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of July 31, 2014 or July 31, 2013.

As of July 31, 2014, the Company has approximately $28.7 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2021. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of July 31, 2014, are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2015	$7,127	$347	$7,474
2016	6,521	228	6,749
2017	4,910	49	4,959
2018	2,361	6	2,367
2019	1,774	—	1,774
Thereafter	4,127	—	4,127

Total minimum lease payments	$26,820	$630	$27,450

Total rent expense for the fiscal years ended July 31, 2014, 2013, and 2012 was $7.1 million, $4.1 million, and $4.2 million, respectively.

11. RESTRUCTURING

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

As of July 31, 2014, the Company’s restructuring accrual represents obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate facilities during the fiscal years ended July 31, 2014 and 2009, as well as severance obligations payable related to headcount reductions from actions undertaken during fiscal 2014.

In the fiscal year ended July 31, 2009, the Company vacated certain facilities in an effort to consolidate operations and align the Company’s capacity after the merger with Credence. During fiscal 2014, the Company recognized expense of $0.3 million as a result of modifying sublease assumptions for its facility accrual associated with its Milpitas, California location. As of July 31, 2014 and 2013, the accrual for the previously restructured facility leases was $2.1 million and $2.8 million, respectively. This includes $1.1 million and $1.8 million, respectively, of long-term payments to be made for the remainder of the respective lease terms, the longest of which is through 2017. This liability is included in other long term liabilities on the Company’s consolidated balance sheets. The remainder of the accrual of $1.0 million is included in other accrued expenses on the Company’s consolidated balance sheets as of July 31, 2014 and 2013, respectively.

On January 30, 2014, the Company announced a strategic restructuring plan in connection with ongoing efforts to reduce costs and maximize efficiencies in connection with the Dover Acquisition. The Company recorded restructuring expense of $3.5 million during fiscal 2014 related to headcount reductions in connection with the implementation of the restructuring plan.

On April 30, 2014, the Company ceased use of its Beaverton, Oregon facility. All operations that had occurred at that location have been transferred to other locations in North America. During fiscal 2014, the

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company recorded $0.1 million as restructuring expense, net of assumptions for sublease income, related to remaining lease payments on the Beaverton, Oregon facility.

The following table sets forth the Company’s restructuring accrual activity for the three years ended July 31, 2014:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2011	$6	$4,761	$4,767
Restructuring expense	812	291	1,103
Accretion	—	182	182
Stock based compensation	(84)	—	(84)
Cash paid	(371)	(1,537)	(1,908)

Balance July 31, 2012	$363	$3,697	$4,060
Restructuring expense	216	260	476
Accretion	—	229	229
Stock based compensation	(47)	—	(47)
Cash paid	(530)	(1,414)	(1,944)

Balance July 31, 2013	$2	$2,772	$2,774
Balance assumed from Dover acquisition	447	—	447
Restructuring expense	3,534	410	3,944
Accretion	—	274	274
Cash paid	(3,562)	(1,325)	(4,887)

Balance July 31, 2014	$421	$2,131	$2,552

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of July 31, 2014 and as of July 31, 2013, respectively.

		Fair Value Measurements at Reporting Date Using (in thousands)
July 31, 2014	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$59,269	$59,269	$—	$—
Marketable securities	39,659	3,974	35,685	—

Total Assets	$98,928	$63,243	$35,685	$—

July 31, 2013	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$28,235	$28,235	$—	$—
Marketable securities (2)	93,306	8,553	84,753	—

Total Assets	$121,541	$36,788	$84,753	$—

(1)	Cash and cash equivalents as of July 31, 2014 and July 31, 2013 includes cash held in operating accounts of approximately $56.0 million and $25.9 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.
(2)	Marketable securities at July 31, 2013 excluded approximately $2.8 million of commercial paper which is held-to-maturity and not subject to fair value measurements.

The carrying value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed, except for the Company’s long-term debt, which includes term loans and seller-financed promissory notes. The fair value of the Company’s long-term debt at July 31, 2014 and 2013 was $68.7 million and $0, respectively, and was estimated using inputs derived principally from market observable data, including current rates offered to the Company for debt of the same or similar maturities. Within the hierarchy of fair value measurement, these are level 2 inputs.

13. QUARTERLY RESULTS OF OPERATIONS (unaudited)

Fiscal Year Ended July 31, 2014	First Quarter	Second Quarter (a)	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$32,767	$68,356	$105,424	$124,327
Gross profit	17,131	26,812	43,555	52,903
Net (loss) income	(6,900)	(1,604)	(200)	9,537
Net (loss) income per share:
Basic	$(0.14)	$(0.03)	$(0.00)	$0.20
Diluted	$(0.14)	$(0.03)	$(0.00)	$0.19

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	The results for the second quarter of 2014, as presented here, reflect the impact of retroactive accounting treatment for $2.6 million of bargain purchase gain, ($1.4) million of which was recorded in the third quarter of 2014 and $4 million of which was recorded in the fourth quarter of 2014.

Net income for fiscal 2014 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Restructuring	$—	$(2,159)	$(1,422)	$(363)
Bargain purchase gain	—	8,621	—	—
Acquisition and integration related expenses	(1,700)	(428)	(350)	(407)

Total non-recurring income (expense)	$(1,700)	$6,034	$(1,772)	$(770)

Fiscal Year Ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$43,188	$35,016	$36,257	$37,521
Gross profit	23,504	18,559	18,699	19,996
Net income (loss)	549	(3,276)	(4,744)	(4,656)
Net income (loss) per share:
Basic and diluted	$0.01	$(0.07)	$(0.10)	$(0.10)

Net loss for fiscal 2013 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Release of income tax liabilities due to lapses in statutes of limitations	$—	$1,058	$—	$—
Income tax expense from foreign entity mergers	(167)	—	—	—
Restructuring	(231)	(69)	(356)	180
Merger-related expense	—	—	—	(1,300)

Total non-recurring (expense) income	$(398)	$989	$(356)	$(1,120)

Fiscal Year Ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$33,752	$24,082	$30,837	$43,463
Gross profit	18,037	10,880	15,813	23,767
Net (loss)	(4,909)	(9,688)	(6,628)	1,356
Net (loss) per share:
Basic and diluted	$(0.10)	$(0.20)	$(0.14)	$0.04

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net loss for the fiscal year ended July 31, 2012 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Merger-related (expense) income	(115)	49	—	—
Release of income tax liabilities due to lapses in statutes of limitations	—	734	—	581
Restructuring	(46)	(141)	(739)	(178)

Total non-recurring (expense) income	$(161)	$642	$(739)	$403

14. SUBSEQUENT EVENTS

On September 17, 2014, the Company closed an underwritten public offering of 4,682,927 shares of its common stock at $10.25 per share. The Company also granted to the underwriters a 30-day option to purchase up to an aggregate of 702,439 additional shares of common stock to cover over-allotments which they exercised on September 22, 2014. All of the shares were sold by the Company pursuant to an effective shelf registration statement previously filed with the SEC.

The offering, and the follow-on option to sell additional shares, resulted in net proceeds to Xcerra, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.4 million. Xcerra used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of the Company’s bank term loan with SVB and syndicate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Xcerra Corporation (formerly LTX-Credence Corporation)

We have audited the accompanying consolidated balance sheets of Xcerra Corporation as of July 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xcerra Corporation at July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xcerra Corporation’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014. In making this assessment, the Company’s management used the criteria based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting management’s evaluation of the effectiveness of our internal control over financial reporting, management excluded Everett Charles Technologies and Multitest (collectively “ECT”), which was acquired on December 1, 2013, in a purchase business combination during 2014 from its assessment. The acquisitions represented approximately 43% and 53% of total assets and net revenue, respectively, of the related consolidating financial statement amounts as of and for the fiscal year ended July 31, 2014. Refer to Note 3 of the accompanying consolidated financial statements for more information on these acquired businesses.

Based on our assessment, management concluded that, as of July 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Xcerra Corporation (formerly LTX-Credence Corporation)

We have audited Xcerra Corporation’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xcerra Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Annual Report of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Everett Charles Technologies and Multitest (collectively “ECT”), which was acquired on December 1, 2013, and which is included in the consolidated balance sheets of Xcerra Corporation as of July 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. ECT constitutes 43% of total assets, as of July 31, 2014, and 53% of revenues, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of ECT because of the timing of the acquisition which was completed on December 1, 2013. Our audit of internal control over financial reporting of Xcerra Corporation also did not include an evaluation of the internal control over financial reporting of ECT.

In our opinion, Xcerra Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xcerra Corporation as of July 31, 2014 and 2013, and the

related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2014 and our report dated October 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2014

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information relating to our directors and executive officers, Section 16(a) beneficial ownership reporting compliance, code of ethics, director nomination procedures and audit committee, is incorporated herein by reference from our definitive proxy statement in connection with our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”). The 2014 Proxy Statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

The information required by this item, including information relating to our executive compensation and compensation committee, is incorporated herein by reference from the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including information relating to our security ownership of certain beneficial owners, is incorporated herein by reference from the 2014 Proxy Statement. In addition, the information under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item, including information relating to our related person transactions and director independence, is incorporated herein by reference from the 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item, including information relating to our principal accountant fees and services, is incorporated herein by reference from the 2014 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2014, are included in Item 8, herein.

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

(c) Financial Statement Schedules

SCHEDULE II

XCERRA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2014, 2013 and 2012

(in thousands)

Description	Balance at beginning of period	Charged to expense	Transfers, Net(1)	Deductions(2)	Balance at end of period
Reserve for doubtful accounts
July 31, 2014	$—	$268	$—	$(129)	$139
July 31, 2013	$39	$—	$—	$(39)	$—
July 31, 2012	$40	$2	$—	$(3)	$39
Reserve for excess and obsolete inventory (3)
July 31, 2014	$41,817	$3,727	$2,370	$(2,656)	$45,258
July 31, 2013	$42,392	$1,822	$359	$(2,756)	$41,817
July 31, 2012	$42,978	$2,360	$304	$(3,250)	$42,392

(1)	Represents transfers from fully reserved vendor liability obligations and internal capital equipment and transfers to fixed assets.
(2)	Represents amounts written off or utilization of reserve or recovery of previously written off amounts.
(3)	Amounts charged to expense and recorded in cost of sales are costs relating to product deemed defective or unusable during the normal manufacturing process which total $3.7 million, $1.8 million and $2.4 million for fiscal years 2014, 2013, and 2012, respectively. Deductions, which totaled $2.7 million, $2.8 million and $3.3 million for the fiscal years 2014, 2013 and 2012, respectively, are also recorded to cost of sales and primarily represent scrapping of inventory no longer in use, with some release of reserves related to sales of previously reserved inventory,

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LTX-Credence CORPORATION

By:	/s/ DAVID G. TACELLI
David G. Tacelli
President and Chief Executive Officer

October 14, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	October 14, 2014

/S/ DAVID G. TACELLI David G. Tacelli	President, Chief Executive Officer and Director (Principal Executive Officer)	October 14, 2014

/S/ MARK J. GALLENBERGER Mark J. Gallenberger	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 14, 2014

/S/ MARK S. AIN Mark S. Ain	Director	October 14, 2014

/S/ ROGER J. MAGGS Roger J. Maggs	Director	October 14, 2014

/S/ BRUCE R. WRIGHT Bruce R. Wright	Director	October 14, 2014

/S/ JORGE L. TITINGER Jorge L. Titinger	Director	October 14, 2014

EXHIBIT INDEX

Exhibit No.	Description
2.3	Master Sale and Purchase Agreement, made and effective as of September 6, 2013, by and among the Registrant, Dover Printing & Identification, Inc. and, for the limited purposes set forth therein, Dover Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2013)

3.1	Restated Articles of Organization, (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 30, 2010)

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007)

10.1+	1999 Stock Plan (Incorporated by reference to Exhibit 10(CC) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999)

10.2+	2001 Stock Plan (Incorporated by reference to Exhibit 10(FF) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2003)

10.3+	2004 Stock Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.4+	Second Amended and Restated 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on January 17, 2013 (File No. 333-186072))

10.5+	Credence Systems Corporation 2005 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to Credence System Corporation’s Current Report on Form 8-K filed on April 7, 2008)

10.6+	2010 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on November 8, 2010)

10.7+	LTX 401(k) Adoption Agreement, Retirement Plan and Trust Agreement (Incorporated by reference to Exhibit 10(F) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002)

10.8+	Summary of Executive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2006)

10.9+	Form of Change of Control Agreement entered into with certain executive officers (Incorporated by reference to Exhibit 10(Y) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.10+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2011)

10.11+	Retention Agreement, dated July 29, 2008, between the Registrant and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 29, 2008)

10.12	Loan and Security Agreement dated as of December 7, 2006 between the Registrant and Silicon Valley Bank (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007)

10.13	Tender Support Agreement, dated as of April 22, 2009, between the Company and Tradewinds Global Investors, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.14	First Loan Modification Agreement, dated as of February 25, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

Exhibit No.	Description
10.15	Second Loan Modification Agreement, dated as of March 27, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to the Registrant’s Current Report on Form SC TO-I filed on April 22, 2009.

10.16	Third Loan Modification Agreement, dated as of April 22, 2009, between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 22, 2009)

10.17+	Amended and Restated Xcerra Corporation Employee 2004 Stock Purchase Plan (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2009)

10.18	Fourth Loan Modification Agreement, dated as of August 5, 2009 between the Company and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K filed on August 5, 2009)

10.19	Credit Agreement, dated November 27, 2013, among the Company, Everett Charles Technologies LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2013)

10.20	First Amendment to Credit Agreement and Waiver, dated April 15, 2014, among the Registrant, Everett Charles Technologies, LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed on June 9, 2014)

10.21	Executive Employment Agreement, dated April 29, 2014, between the Company and David G. Tacelli (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).

10.22	Executive Employment Agreement, dated April 29, 2014, between the Company and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014)

10.23	Addendum to Employment Agreement, dated April 29, 2014, between the Company and Pascal Ronde (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014)

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Shareholder Return on Common Stock

The graph below compares Xcerra Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Sector Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 7/31/2009 to 7/31/2014.

* $100 invested on 7/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending July 31.

	7/09	7/10	7/11	7/12	7/13	7/14
Xcerra Corporation	100.00	311.11	266.30	217.04	198.52	346.30
NASDAQ Composite Index	100.00	113.96	139.32	148.57	183.29	220.86
Philadelphia Semiconductor Sector Index	100.00	115.60	128.24	127.17	158.42	201.45

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