Form 10-Q
period 2014-10-31
Xcerra Corp
filed 2014-12-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 4, 2014
Common Stock, $0.05 par value per share	54,426,685 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2014	July 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,790	$59,269
Marketable securities	57,899	39,659
Accounts receivable—trade, net of allowances of $139 and $139, respectively	80,290	88,081
Accounts receivable—other	171	99
Inventories	65,335	69,670
Prepaid expenses and other current assets	8,329	9,308

Total current assets	300,814	266,086

Property and equipment, net	41,021	40,883
Intangible assets, net	11,002	11,565
Goodwill	43,030	43,030
Other assets	2,561	2,579

Total assets	$398,428	$364,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,121	$3,831
Accounts payable	25,352	29,617
Accrued expenses	37,860	40,785
Deferred revenue and customer advances	9,302	8,927

Total current liabilities	76,635	83,160

Term loan	25,898	46,917
Subordinated debt	18,000	18,000
Other long-term liabilities	11,814	11,447
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	2,708	2,422
Additional paid-in capital	804,253	751,511
Accumulated other comprehensive loss	(3,932)	(304)
Accumulated deficit	(536,948)	(549,010)

Total stockholders’ equity	266,081	204,619

Total liabilities and stockholders’ equity	$398,428	$364,143

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2014	2013
Net product sales	$119,063	$24,281
Net service sales	8,099	8,486

Net sales	127,162	32,767
Cost of sales	73,349	15,636

Gross profit	53,813	17,131

Engineering and product development expenses	16,065	12,878
Selling, general and administrative expenses	23,173	10,925
Amortization of purchased intangible assets	563	193
Restructuring	708	-

Income (loss) from operations	13,304	(6,865)

Other income (expense):
Interest expense	(915)	(62)
Interest income	96	187
Other income (expense), net	340	(20)

Income (loss) before provision for income taxes	12,825	(6,760)
Provision for income taxes	763	140

Net income (loss)	$12,062	$(6,900)

Net income (loss) per share:
Basic	$0.24	$(0.14)
Diluted	$0.23	$(0.14)
Weighted-average common and common equivalent shares used in computing net income (loss) per share:
Basic	51,128	47,900
Diluted	52,303	47,900
Comprehensive income (loss):
Net income (loss)	$12,062	$(6,900)
Unrealized (loss) gain on marketable securities	(11)	103
Change in pension liability	3	—
Unrealized loss on currency translation	(3,620)	—

Comprehensive income (loss)	$8,434	$(6,797)

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,062	$(6,900)
Add non-cash items:
Stock-based compensation	1,933	1,109
Depreciation and amortization	2,476	1,623
Restructuring	708	—
Other	326	565
Changes in operating assets and liabilities:
Accounts receivable	8,493	509
Inventories	2,842	(1,146)
Prepaid expenses and other assets	(2,708)	(365)
Accounts payable	(6,985)	2,709
Accrued expenses	112	(839)
Deferred revenue and customer advances	1,479	(1,600)

Net cash provided by (used in) operating activities	20,738	(4,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	—	24,031
Proceeds from sales and maturities of held-to-maturity securities	19,859	2,852
Purchases of available-for-sale securities	—	(18,386)
Purchases of held-to-maturity securities	(38,331)	—
Purchases of property and equipment	(2,196)	(1,045)

Net cash (used in) provided by investing activities	(20,668)	7,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from issuance of common stock	52,440	—
Principal payments on bank term loan	(20,730)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(942)	(793)

Net cash provided by (used in) financing activities	30,768	(793)

Effect of exchange rate changes on cash and cash equivalents	(1,317)	157

Net increase in cash and cash equivalents	29,521	2,481

Cash and cash equivalents at beginning of period	59,269	28,235

Cash and cash equivalents at end of period	$88,790	$30,716

See accompanying Notes to Consolidated Financial Statements.

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

Unless otherwise noted, the historical financial results in this Quarterly Report on Form 10-Q for the three months ended October 31, 2013 do not give effect to the completion of the Company’s purchase of assets (the “Dover Acquisition”) from Dover Printing & Identification, Inc. (“Dover”) and its specified affiliates used exclusively or primarily in connection with Dover’s Everett Charles Technologies (including atg Luther & Maelzer) and Multitest businesses on December 1, 2013 (collectively, the “Acquired Businesses” or “ECT and Multitest”). See Note 3 for additional information related to the Dover Acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These footnotes condense or omit information and disclosures which substantially duplicate information provided in the Company’s latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three months ended October 31, 2014 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2015.

Certain prior year amounts on the balance sheet have been reclassed to conform to the current year presentation. Net income and shareholders’ equity were not affected by these reclassifications.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Revenue related to equipment sales is recognized when: (a) the Company has a written sales agreement; (b) delivery has occurred or service has been rendered; (c) the price is fixed or determinable; (d) collectability is reasonably assured; (e) the equipment delivered is a standard product with historically demonstrated acceptance; and (f) there is no unique customer acceptance provision or payment tied to acceptance or an undelivered element significant to the functionality of the system. Generally, payment terms are time based after product shipment. From time to time, sales to a customer may involve multiple elements, in which case revenue is recognized on the delivered element provided that (1) the undelivered element is a proven technology, (2) there is a history of acceptance on the equipment with the customer, (3) the undelivered element is not essential to the customer’s application, (4) the delivered item(s) has value to the customer on a stand-alone basis, and (5) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. The arrangement consideration, or the amount of revenue to be recognized on each separate unit of accounting, is allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Net service sales as presented in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) includes revenue associated with LTX-Credence maintenance or service contracts only, and excludes ECT and Multitest. ECT and Multitest generally do not provide maintenance and service contracts, but rather sell spare parts and other components, and as a result these sales are recognized as net product sales in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). Revenue related to spare parts and components is recognized when the four main criteria listed above are met. Generally customer acceptance is not required for spare parts and component sales.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2014	July 31, 2014
	(in thousands)
Material and purchased components	$26,159	$22,394
Work-in-process	19,723	23,806
Finished equipment, including inventory consigned to customers	19,453	23,470

Total inventories	$65,335	$69,670

The Company establishes inventory reserves when conditions exist that indicate inventory may be in excess of anticipated demand or is obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors, including forecasted sales or usage, estimated product end of life dates, estimated current and future market value, and new product introductions.

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2014 and July 31, 2014, inventory was stated net of inventory reserves of $45.6 million and $45.3 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of.

Goodwill and Other Intangibles

In accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other (“ASC 350”), goodwill is not amortized. Rather, the Company’s goodwill is subject to periodic impairment testing. ASC 350 requires that the Company assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of October 31, 2014, the Company currently has one reporting unit to which the full balance of goodwill is allocated, its semiconductor test reporting unit. All of the goodwill recorded on the Company’s Consolidated Balance Sheet is related to its LTX-Credence business, since the Company did not change the underlying reporting structure of the Semiconductor Test reporting unit. Based on ASC 350-20-35-3A, as of October 31, 2014, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	October 31, 2014	July 31, 2014
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

Amortizable intangible assets which relate to the acquisition of the ECT and Multitest businesses and the Credence merger, consist of the following, and are included in intangibles asset, net on the Company’s Consolidated Balance Sheets:

		As of October 31, 2014
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—Multitest	10.0	$1,400	$(367)	$1,033
Developed technology—ECT	10.0	600	(131)	469
Developed technology—atg- Luther & Maelzer	10.0	2,000	(518)	1,482
Customer Relationships – ECT, Multitest, atg-Luther & Maelzer	2.0	1,300	(684)	616
Developed technology—ASL	6.0	16,000	(16,000)	—
Developed technology—Diamond	9.0	9,400	(9,173)	227
Maintenance agreements—ASL & Diamond	7.0	1,900	(1,425)	475

Total intangible assets		$32,600	$(28,298)	$4,302

		As of July 31, 2014
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—Multitest	10.0	1,400	$(267)	$1,133
Developed technology—ECT	10.0	600	(95)	505
Developed technology—atg- Luther & Maelzer	10.0	2,000	(377)	1,623
Customer Relationships – ECT, Multitest, atg-Luther & Maelzer	2.0	1,300	(498)	802
Developed technology—ASL	6.0	16,000	(16,000)	—
Developed technology—Diamond	9.0	9,400	(9,141)	259
Maintenance agreements—ASL & Diamond	7.0	1,900	(1,357)	543

Total intangible assets		$32,600	$(27,735)	$4,865

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 4.0 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
2015	$1,329
2016	1,171
2017	617
2018	414
Thereafter	771

Total	$4,302

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

Indefinite Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of October 31, 2014, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other expense, net, and were not significant for the three months ended October 31, 2014 and 2013. The functional currency of each of the Acquired Businesses is local currency, predominantly Euro, Malaysian Ringgitt and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

Product Warranty Costs

Certain of the Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company generally offers a warranty for most of its products, the standard terms and conditions of which are based on the product sold and the customer. For all products sold, subject to a warranty, the Company accrues a liability for the estimated cost of standard warranty at the time of shipment. Factors that impact the warranty liability include the number of installed products, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts as amounts as necessary.

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
Product Warranty Activity	2014	2013
	(in thousands)
Balance at beginning of period	$3,240	$1,217
Warranty expenditures for current period	(1,441)	(705)
Changes in liability related to pre-existing warranties	(108)	2
Provision for warranty costs in the period	1,806	781

Balance at end of period	$3,497	$1,295

Engineering and Product Development Expenses

The Company expenses all engineering and product development expenses as incurred. Expenses relating to certain software development costs, which were subject to capitalization in accordance with Topic 485, Software, to the FASB ASC, were insignificant.

Income Taxes

Provision for income taxes relates principally to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe partially offset by a tax benefit recorded as a result of the Dover Acquisition, and the release of reserves due to statute of limitation expirations.

As of October 31, 2014 and July 31, 2014, the Company’s total liability for unrecognized income tax benefits was $6.4 million and $6.6 million, respectively (of which $2.8 million and $3.0 million, respectively, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of October 31, 2014 and July 31, 2014, the Company had accrued approximately $0.9 million and $1.0 million for potential payment of accrued interest and penalties.

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

As a result of the Company’s merger with Credence Systems Corporation (“Credence”) on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation on net operating loss carryforward utilization. The Company’s ability to use acquired U.S. net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses that are available for utilization to approximately $202.0 million. The Company has recorded a valuation allowance against the full value of U.S. net operating loss and credit carryforwards, and will continue to assess the realizability of these carryforwards in subsequent periods.

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under various stock-based compensation plans, including the 2010 Stock Plan (“2010 Plan”), 2004 Stock Plan, 2001 Stock Plan, 1999 Stock Plan, and 1993 Stock Plan. In addition, the Company assumed and has made awards that remain outstanding under the StepTech, Inc. Stock Option Plan as part of its acquisition of StepTech, Inc. (“StepTech”) in 2003 and the Credence 2005 Stock Incentive Plan in connection with its acquisition of Credence. The Company can only grant awards from the 2010 Plan.

During the three months ended October 31, 2014, the Company granted 763,940 Restricted Stock Units (“RSUs”) to certain employees, all of which are time and service-based, vesting in equal installments in each of the next four years. The stock-based compensation expense related to these awards is recognized over their vesting periods.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (“Topic 718”). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three months ended October 31, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $1.9 million and $1.1 million respectively, in connection with its share-based awards.

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

Reconciliation between basic and diluted net income (loss) per common share is as follows:

	Three Months Ended October 31,
	2014	2013
Net income (loss)	$12,062	$(6,900)
Basic EPS
Weighted average shares outstanding—basic	51,128	47,900
Basic EPS	$0.24	$(0.14)
Diluted EPS
Weighted average shares outstanding—basic	51,128	47,900
Plus: impact of stock options and unvested RSUs	1,175	—

Weighted average shares outstanding—diluted	52,303	47,900
Diluted EPS	$0.23	$(0.14)

For the three months ended October 31, 2014 and 2013, options to purchase approximately 0.2 million shares and 0.7 million shares, respectively, of common stock were not included in the calculation of diluted net loss per share because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 2.2 million RSUs, for the three months ended October 31, 2013 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash and money market accounts. Marketable securities consist primarily of debt securities that are classified as available-for-sale and held-to-maturity, in accordance with Topic 320, Investments—Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper or certificates of deposit that it considers to be held-to-maturity, based on their respective maturity dates. Securities available-for-sale include corporate, asset-backed, mortgage-backed, and governmental obligations with various contractual maturity dates, some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
October 31, 2014
Due in less than one year	$29,388
Due in 1 to 3 years	28,511

Total marketable securities	$57,899

Total Amount
(in thousands)
July 31, 2014
Due in less than one year	$21,778
Due in 1 to 3 years	17,881

Total marketable securities	$39,659

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
October 31, 2014
Corporate	$28,811	$25,970
Government	10,344	4,491
Mortgage-Backed	2,276	1,960
Asset-Backed	16,468	15,136

Total	$57,899	$47,557

	Market Value	Amortized Cost
	(in thousands)
July 31, 2014
Corporate	$21,070	$20,884
Government	5,045	5,038
Mortgage-Backed	1,920	1,923
Asset-Backed	11,624	11,609

Total	$39,659	$39,454

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There was no other than temporary impairment losses recorded in the three months ended October 31, 2014 or 2013.

The following table summarizes marketable securities and related unrealized gains and losses as of October 31, 2014 and July 31, 2014:

October 31, 2014	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$12,625	$ (22)
Securities > 12 months unrealized losses	13,611	(25)
Securities < 12 months unrealized gains	16,764	12
Securities > 12 months unrealized gains	14,899	22

Total	$57,899	$(13)

July 31, 2014	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$5,101	$(19)
Securities > 12 months unrealized losses	9,739	(24)
Securities < 12 months unrealized gains	16,677	20
Securities > 12 months unrealized gains	8,142	23

Total	$39,659	$—

Property and Equipment

Property and equipment acquired is recorded at cost. The Company provides for depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of October 31, 2014 and July 31, 2014 are summarized as follows:

	October 31, 2014	July 31, 2014	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$45,517	$45,572	5 or 7
Machinery, equipment and internally manufactured systems	42,500	43,388	3-7
Land	8,641	8,152	-
Building	10,668	11,157	10-40
Office furniture and equipment	3,133	3,209	3-8
Purchased software	455	455	3
Leasehold improvements	9,430	7,414	Lesser of lease term or useful life, not to exceed 10 years

Property and equipment, gross	120,344	119,347

Less: accumulated depreciation and amortization	(79,323)	(78,464)

Property and equipment, net	$41,021	$40,883

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

On December 1, 2013, the Company acquired the Multitest and ECT businesses of Dover for $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes. Pursuant to the Purchase Agreement, the cash purchase price was increased by $12.5 million to reflect, among other required adjustments, specified cash balances held by the Acquired Businesses, acquired indebtedness, certain transaction costs, employee related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover in connection with the satisfaction of certain conditions.

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

The following is a summary of the purchase price for the Acquired Assets:

(in thousands)
Cash paid for Acquired Assets	$88,009
Seller financing – Dover promissory notes	18,000

Purchase price	$106,009

The following table summarizes the amounts recognized for the Acquired Assets and liabilities assumed as of the date of Closing.

The purchase price has been allocated based on the fair value of net assets acquired as follows:

Allocation of purchase consideration	(in thousands)
Fair value of assets acquired as of December 1, 2013:
Cash	$18,024
Accounts receivable	51,069
Inventory	41,642
Property, plant and equipment	22,859
Identifiable intangible assets	12,000
Other assets	3,410

Assets acquired:	$149,004
Fair value of liabilities acquired:
Liabilities	(32,260)
Deferred taxes	(2,114)

Adjusted net assets acquired	$114,630
Purchase price	(106,009)

Bargain purchase gain	$8,621

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

Identifiable Intangible Assets

As part of the purchase price allocation, identifiable intangible assets of the Acquired Businesses include developed technology, customer relationships and trademarks.

The consolidated financial statements include estimated identifiable intangible assets with a fair value at acquisition of $12.0 million, which are being amortized based on the pattern and period over which the economic benefits of the intangible assets are realized. The current estimated weighted average period is 7.1 years. The Company engaged independent valuation advisors to assist the Company in estimating the identifiable intangible asset value. The estimated identifiable intangible asset value was primarily based on information and assumptions developed by the Company’s management, certain publicly available information, and discussions with management of the Acquired Businesses.

The Company used the income approach to value the developed technology and other acquired identifiable intangible assets of the Acquired Businesses. This approach calculates fair value by estimating future cash flows attributable to each intangible asset and discounting the future cash flows to present value using a risk adjusted discount rate.

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

Supplemental Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, and the Acquired Businesses, as if the Dover Acquisition had occurred at the beginning of the three months ended October 31, 2013, with pro forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Three Months Ended October 31,
	2014	2013
Net sales	$127,162	$105,525
Net income (loss)	$12,062	$(4,644)

The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Acquisition occurred at the beginning of the periods presented.

4. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Segment Reporting

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (“ASC 280”), starting in fiscal 2014, the Company determined that it has seven operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, Interface Boards, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, the Company determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, the Company has two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers, Contactors, and Interface Boards operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins and Fixtures operating segments. This financial reporting structure was implemented effective as of December 1, 2013, the acquisition date of Multitest and ECT.

For the three months ended October 31, 2013, the Company operated as one reportable segment, that is, the design, manufacture and sale of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. This reportable segment is now known as the Semiconductor Test operating segment which is now aggregated into the STS reportable segment.

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

Segment information for the three months ended October 31, 2014 and 2013 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended October 31, 2014
Net sales	$104,111	$23,051	$127,162
Income (loss) from operations	$11,569	$1,645	$13,304
Depreciation and amortization expense	$2,243	$255	$2,498

Three months ended October 31, 2013
Net sales	$32,767	$—	$32,767
Income (loss) from operations	$(6,865)	$—	$(6,865)
Depreciation and amortization expense	$1,623	$—	$1,623

The Company is not disclosing total assets for each of its reportable segments as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales to geographic area for the three months ended October 31, 2014 and 2013, along with its long-lived assets by location at October 31, 2014 and July 31, 2014, are summarized as follows:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Net sales:
United States	$39,057	$4,434
Taiwan	14,054	12,623
Philippines	12,481	3,153
Malaysia	6,250	1,922
Thailand	8,718	1,583
Hong Kong/China	12,744	2,743
Germany	10,836	1,396
Singapore	6,508	3,379
All other countries	16,514	1,534

Total Net Sales	$127,162	$32,767

	October 31, 2014	July 31, 2014
	(in thousands)
Long-lived assets:
United States	$25,567	$25,300
Malaysia	3,479	3,598
Germany	9,035	9,198
China	644	711
Japan	710	446
Philippines	359	391
Singapore	768	689
Taiwan	9	107
All other countries	450	443

Total long-lived assets	$41,021	$40,883

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

As of October 31, 2014, the Company’s restructuring accrual represents obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate facilities during the fiscal years ended July 31, 2014 and 2009, as well as severance obligations payable related to headcount reductions from actions undertaken during fiscal 2014 and the three months ended October 31, 2014.

During the three months ended October 31, 2014, the Company relocated to other offices in certain jurisdictions, and incurred approximately $0.4 million in relocation costs, which were included in restructuring expense for the period. The remainder of the expense incurred during the three months ended October 31, 2014 is related to severance and other post- employment obligations for certain headcount reductions implemented during the period.

The following table sets forth the Company’s restructuring accrual activity for the three months ended October 31, 2014 and October 31, 2013:

	Severance Costs	Facility Leases	Total
		(in thousands)
Balance July 31, 2014	$421	$2,131	$2,552
Additions to expense	357	351	708
Accretion	—	78	78
Cash paid	(253)	(701)	(954)

Balance October 31, 2014	$525	$1,859	$2,384

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$525	$995	$1,520
Other long-term liabilities	—	864	864

Balance October 31, 2014	$525	$1,859	$2,384

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2013	$2	$2,772	$2,774
Additions to expense	—	—	—
Accretion	—	62	62
Cash paid	(2)	(310)	(312)

Balance October 31, 2013	$—	$2,524	$2,524

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$—	$960	$960
Other long-term liabilities	—	1,564	1,564

Balance October 31, 2013	$—	$2,524	$2,524

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

The Company is a defendant in a litigation matter incidental to the business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence. The Company does not believe the plaintiff’s claims have merit and is vigorously defending its position. An estimate of any potential loss cannot be made, and accordingly the Company has not accrued any amounts related to this matter.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2014 or July 31, 2014.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liability or costs that may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of October 31, 2014 or July 31, 2014.

As of October 31, 2014, the Company had approximately $34.2 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

As a result of restructuring actions taken by the Company during the three months ended October 31, 2014, and balances remaining from actions taken during fiscal 2014, the Company had approximately $0.5 million in accrued severance at October 31, 2014 related to headcount reductions. The Company expects to pay these obligations through the fourth quarter of fiscal 2015.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of October 31, 2014, are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2015	$5,568	$531	$6,099
2016	7,048	440	7,488
2017	5,519	236	5,755
2018	2,640	43	2,683
2019	2,017	2	2,019
Thereafter	4,526	—	4,526

Total minimum lease payments	$27,318	$1,252	$28,570

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2014 and July 31, 2014:

	(in thousands)
	October 31, 2014	July 31, 2014
Accrued compensation	$18,358	$19,987
Warranty reserve	3,497	3,240
Accrued restructuring	1,520	1,497
Accrued commissions	2,540	2,154
Accrued vendor liability	1,356	1,120
Accrued income and other taxes	2,849	3,672
Accrued professional fees	1,222	1,912
Other accrued expenses	6,518	7,203

Total accrued expenses	$37,860	$40,785

8. LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2014	July 31, 2014
	(in thousands)
Bank Term Loan under Credit Agreement	$27,500	$48,518
Bank Term Loan – Commerzbank	3,721	3,448
Seller Financing - Promissory Notes	18,000	18,000

Total debt	49,221	69,966
Less: financing fees	(1,202)	(1,218)
Less: current portion	(4,121)	(3,831)

Total long-term debt	$43,898	$64,917

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
2015	$4,340
2016	7,557
2017	8,807
2018	10,057
Thereafter	18,460

Total	$49,221

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

The Facility consists of a term loan facility for $50 million that was advanced to the Company on November 27, 2013 (the “Term Loan”) and a revolving credit facility (including a letter of credit facility) for up to $5 million (the “Revolving Loan” and, together with the Term Loan, the “Loans”) that is available from time to time for five years after November 27, 2013 (the “Closing Date”). Under the terms of the Credit Agreement, not more than one time during the period commencing on the Closing Date until the close of business on the date that is one day prior to the 42 month anniversary of the Closing Date, the Facility may be increased by an aggregate amount not to exceed $20 million through an additional facility on a pari passu basis with the Term Loan, subject to specified conditions and the agreement of one or more Lenders to participate therein. At October 31, 2014, approximately $0.6 million was outstanding in the form of standby letters of credit. The standby letters of credit have various expiration dates, of which the last to expire is January 2015.

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

Borrowings under the Facility bear interest, at a base rate plus a margin of up to 2.50% per annum, or at the London Interbank Offered Rate (“LIBOR”) plus a margin of up to 3.50% per annum, in either case based on the Company’s ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The selection of the interest rate formula is at the Company’s discretion. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default under the Credit Agreement. Certain customary fees and expenses are also payable in connection with the Facility. At October 31, 2014, the interest rate in effect on the Facility was 3.15%.

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

As of October 31, 2014, the Company was in compliance with all covenants under the Credit Agreement and Credit Agreement Amendment and Waiver, including the consolidated leverage ratio.

Seller Financing – Promissory Notes

As described in Note 3 above, pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, the Company issued promissory notes having an aggregate principal amount of $20.0 million to certain of the Sellers.

Subject to certain conditions, the original principal amount of the promissory notes are subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to the Company’s relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, the Company executed leases for two new facilities, and in February 2014, the Company provided written certification to Dover of a planned relocation from certain properties of the Acquired Businesses. Accordingly, the Company was released from $2.0 million of the promissory note obligations. The promissory notes may be reduced by an additional $1.75 million upon certification from the Company to Dover of other specified events that have not occurred as of October 31, 2014. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the LIBOR plus 10%, and may be prepaid by the Company at any time without penalty prior to May 1, 2019. The promissory notes are subject to repayments of $1.3 million on December 1 and June 1 of each year starting in June 2015, until the notes are paid in full. Refer to Note 12, Subsequent Events for information regarding payment of the promissory notes in November 2014.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of October 31, 2014 and July 31, 2014:

		Fair Value Measurements at Reporting Date Using (in thousands)
October 31, 2014	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$88,790	$88,790	$—	$—
Marketable securities	57,899	5,245	52,654	—

Total assets	$146,689	$94,035	$52,654	$—

July 31, 2014	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$59,269	$59,269	$—	$—
Marketable securities	39,659	3,974	35,685	—

Total assets	$98,928	$63,243	$35,685	$—

(1)	Cash and cash equivalents as of October 31, 2014 and July 31, 2014 included cash held in operating accounts of approximately $87.8 million and $56.0 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure, they are included as having level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed, except for the Company’s long-term debt, which includes term loans and seller-financed promissory notes. The fair value of the Company’s long-term debt at October 31, 2014 and July 31, 2014 was $48.0 and $68.7 million, respectively, and was estimated using inputs derived principally from market observable data, including current rates offered to the Company for debt of the same or similar maturities. Within the hierarchy of fair value measurement, these are level 2 inputs.

10. STOCKHOLDERS’ EQUITY

Equity Offering

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

The offering, and the follow-on option to sell additional shares, resulted in net proceeds to Xcerra, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.4 million. Xcerra used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of the Company’s bank term loan.

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program for up to $25 million of shares of the Company’s common stock. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. During the three months ended October 31, 2014 or the three months ended October 31, 2013, the Company did not repurchase any shares under this program. Cumulatively, as of October 31, 2014, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

12. SUBSEQUENT EVENTS

On November 26, 2014, the Company repaid in full all outstanding amounts under the promissory notes issued to Dover. The $16.25 million payoff amount reflected the principal amount of $18 million that was outstanding under the original promissory notes, less $1.75 million pursuant to a reduction in principal for which the Company was entitled under the original promissory notes. Such reduction related to potential build-out costs for the Company’s Rosenheim facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing in this Quarterly Report on Form 10-Q. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, could, should, would, anticipates, expects, intends, plans, predicts, projects, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” and those appearing elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof and reflect management’s estimates and analysis only as of the date hereof. We assume no obligations to update any forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

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

The Dover Acquisition

On September 6, 2013, we entered into a Master Sale and Purchase Agreement (the Purchase Agreement) with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (Dover Parent). Pursuant to the Purchase Agreement, we purchased from Dover or its specified affiliates (collectively, the Sellers) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the ECT Business, and such assets and intellectual property, the ECT Assets) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the MT Business, and such assets and intellectual property, the MT Assets). We also assumed certain specified liabilities of the Sellers related primarily or exclusively to the ECT Business and MT Business (together, the Acquired Businesses) or the Acquired Assets (as defined below). Under the Purchase Agreement, we also acquired all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that are engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the Acquired Shares). The ECT Business and the MT Business are collectively referred to as the Acquired Businesses and the ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the Acquired Assets. The asset and share purchase transactions effected pursuant to the Purchase Agreement are collectively referred to as the “Dover Acquisition.” On December 1, 2013, we completed the Dover Acquisition pursuant to the Purchase Agreement.

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

Pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, we paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by us to the certain Sellers in the original principal amount of $20.0 million. Pursuant to the Purchase Agreement entered into with Dover Corporation on September 6, 20143, the cash purchase price was increased by $12.5 million, to reflect, among other required adjustments, specified cash balances held by the Acquired Businesses as of the closing of the Dover Acquisition, acquired indebtedness, certain transaction costs, employee-related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover Corporation in connection with the satisfaction of certain conditions. After giving effect to the post-closing purchase price adjustments described above, and including the reduction in the promissory notes, the aggregate purchase price paid to the Sellers was $106.0 million.

Subject to certain conditions, the original principal amount of the promissory notes were also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related to our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, we executed leases for two new facilities, and in February 2014, we provided Dover with written certification of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million. The promissory notes were further reduced by $1.75 million as a result of our plans to renovate the recently purchased Rosenheim facility, which was a condition of the original notes. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the LIBOR plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. The promissory notes are subject to payments of $1.3 million due on December 1 and June 1 of each year, until the notes are paid in full. On November 26, 2014 we repaid the promissory notes in full.

On or prior to December 1, 2013, we and Dover, or their affiliates, respectively, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain on-going relationships between us and Dover and their respective affiliates following the closing. Pursuant to the Purchase Agreement, we also assumed certain liabilities related to the Acquired Businesses. See Liquidity and Capital Resources section for more information regarding our obligations and expected impact to our liquidity pursuant to the Purchase Agreement.

See Note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to the Dover Acquisition.

There were no acquisition costs incurred during the three months ending October 31, 2014. Through July 31, 2014 we incurred an aggregate of approximately $4.2 million in expenses in connection with the Dover Acquisition, all of which were recognized in selling, general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Income (Loss). We expect to incur additional expenses relating to the integration of the Acquired Businesses into our operations.

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

Critical Accounting Policies and the Use of Estimates

The preparation of financial statements in conformity with United Statesgenerally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that our most critical accounting policies upon which our financial reporting depends and which involve the most complex and subjective judgmentsor assessments are as follows: revenue recognition, inventory reserves, income taxes, product warranty costs, goodwill and other identifiable intangible assets, impairment of long-lived assets, and allowances for doubtful accounts.

A summary of those accounting policies and estimates that we believe to be most critical to fully understand and evaluate our financial results is set forth below. The summary should be read in conjunction with our Consolidated Financial Statements and Notes and related disclosures elsewhere in this Quarterly Report on Form 10-Q.

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

Inventory Reserves

We are exposed to a number of economic and industry factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated customer demand. These factors include changes in our customers’ capital expenditures, technological changes in our markets, our ability to meet changing customer requirements, competitive pressures in products and prices, and the availability of key components from our suppliers. Our policy is to establish inventory reserves when conditions exist that suggest our inventory may be in excess of anticipated demand or is obsolete based upon our assumptions about future demand for our products or market conditions. We regularly evaluate the ability to realize the value of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated product end of life dates, estimated current and future market values, and new product introductions. Purchasing and alternative usage options are also explored to mitigate inventory exposure. When recorded, our reserves are intended to reduce the carrying value of our inventory to its net realizable value. These reserves are not reversed until the related inventory is sold or otherwise disposed. Our inventory reserves policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of our tester group is the U.S. dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the consolidated results of operations as a component of other expense, net, and were not significant for the three months ended October 31, 2014 and 2013. The functional currency of each of our acquired businesses is local currency, predominantly Euro, Malaysian Ringitt and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available toreduce taxable income in future periods. Topic 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, Topic 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire U.S. net deferred tax assets, and full valuation allowance against the net deferred tax assets of foreign jurisdictions without a history of profitability. The valuation allowance for deferred tax assets increased from $204.5 million at July 31, 2013, to $211.9 million at July 31, 2014. The increase in our valuation allowance compared to the prior year was primarily due to an increase in U.S. deferred tax assets associated with the current year taxable loss generated and other book-tax basis differences partially off-set by a release of valuation allowance in conjunction with the Dover Acquisition. The acquisition of the atg-Luther & Maelzer, ECT and Multitest businesses from Dover resulted in a $0.5 million release of valuation allowance against our U.S. deferred tax assets. We recorded a valuation allowance of $0.1 million in purchase accounting against acquired deferred tax assets.

We expect to record a full valuation allowance on future U.S. tax benefits and in foreign tax jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of the merger with Credence in 2008 and Internal Revenue Service Code Section 382 guidance, the future utilization of our net operating losses will be subject to annual limitation.

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

Valuation of Goodwill and Indefinite Lived Assets

We perform our annual goodwill impairment test as required under the provisions of Topic 350-10, Intangibles—Goodwill and Other to the FASB ASC (Topic 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, and from our merger with Credence Systems Corporation (Credence) on August 29, 2008. During the three months ended October 31, 2014 we did not identify any triggering events that would result in an interim test of goodwill.

There was no goodwill associated with the acquisition of the ECT, Multitest or atg-Luther & Maelzer businesses in the Dover Acquisition on December 1, 2013. As of October 31, 2014, we have one reporting unit to which the full balance of goodwill is allocated, our semiconductor test reporting unit which is related to our LTX-Credence business.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of October 31, 2014 and July 31, 2014, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and typically have a contractual maturity of ninety days or less. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. The volatility of the industries that we serve can cause certain of our customers to experience shortages of cash, which can impact their ability to make required payments. In order to monitor potential credit losses, we perform on-going credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. In any circumstances in which we are aware of a customer’s inability to meet its financial obligations, we provide an allowance, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation and our historical experience. If circumstances change, and the financial condition of our customers were adversely affected resulting in their inability to meet their financial obligations to us, we may need to record additional allowances. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

Recent Accounting Pronouncements

Our recent accounting pronouncements are described in Note 11, Recent Accounting Pronouncements, contained in the Notes to the Consolidated Financial Statements included in the Quarterly Report on Form 10-Q and is incorporated herein by reference.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in thousands, except for percentage changes and per share data:

Statement of Operations

	Three Months Ended October 31,

	2014	2013	% Change
Net product sales	$119,063	$24,281	390.4%
Net service sales	8,099	8,486	(4.6)

Net sales	127,162	32,767	288.1
Cost of sales	73,349	15,636	369.1

Gross profit	53,813	17,131	214.1

Engineering and product development expenses	16,065	12,878	24.7
Selling, general and administrative expenses	23,173	10,925	112.1
Amortization of purchased intangible assets	563	193	191.7
Restructuring	708	—	—

Income (loss) from operations	13,304	(6,865)	293.8

Other income (expense):
Interest expense	(915)	(62)	1,375.8
Interest income	96	187	(48.7)
Other income (expense), net	340	(20)	1,800.0

Income (loss) before provision for income taxes	12,825	(6,760)	289.7
Provision for income taxes	763	140	445.1

Net income (loss)	$12,062	$(6,900)	274.8

Net income (loss) per share:
Basic	$ 0.24	$(0.14)
Diluted	$ 0.23	$(0.14)

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended October 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	57.7	47.7

Gross profit	42.3	52.3

Engineering and product development expenses	12.6	39.3
Selling, general and administrative expenses	18.2	33.3
Amortization of purchased intangible assets	0.4	0.6
Restructuring	0.6	-

Income (loss) from operations	10.5	(20.9)

Other income (expense):
Interest expense	(0.7)	(0.2)
Interest income	0.0	0.5
Other income (expense), net	0.3	0.0

Income (loss) before provision for income taxes	10.1	(20.6)
Provision for income taxes	0.6	0.4

Net income (loss)	9.5%	(21.1)%

Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013

Net sales. The increase in net sales for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 was due principally to the completion of the Dover Acquisition in December 2013. During the three months ended October 31, 2014, $56.6 million of net sales were generated by the former LTX-Credence business and $70.6 million of net sales resulted from the operations of the Acquired Businesses, for total net sales of $127.2 million. Excluding net sales from the Acquired Businesses, our net sales of $56.6 million for the three months ended October 31, 2014 increased 72.6% as compared to net sales of $32.8 million for the three months ended October, 2013, driven by increased net sales due to higher customer demand for our test equipment resulting from higher demand in our customers’ end markets, particularly in the PAx and Diamondx product lines.

Gross profit. The increase in gross profit for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 was due principally to the completion of the Dover Acquisition in December 2013. During the three months ended October 31, 2014, gross profit for the former LTX-Credence business was $31.7 million and $22.1 million resulted from the operations of the Acquired Businesses, for a total gross profit of $53.8 million. Excluding the gross profit of the Acquired Businesses, our gross profit of $31.7 million for the three months ended October 31, 2014 increased 85% as compared to gross profit of $17.1 million for the three months ended October 31, 2013. This increase was driven by higher net sales from the former LTX-Credence business of $56.6 million for the three months ended October 31, 2014, as compared to net sales of $32.8 million for the three months ended October 31, 2013. The higher net sales of the former LTX-Credence business year over year led to higher absorption of fixed costs of sales of that business.

The decrease in the gross profit percentage for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 is the result of sales from the Acquired Businesses of lower margin products.

Engineering and product development expenses. The increase in engineering and product development expenses for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 was due primarily to product development expenses incurred by the Acquired Businesses. Excluding product development expenses associated with the Acquired Businesses, engineering and product development expenses for LTX-Credence were $11.9 million for the three months ended October 31, 2014, compared to the $12.9 million for the three months ended October 31, 2013. This decrease was due to lower personnel related expenses in the three months ending October 31, 2014 resulting from headcount reductions completed at the end of January 2014.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 was due principally to expenses incurred by the Acquired Businesses. During the three months ended October 31, 2014, the LTX-Credence business had selling, general and administrative expenses of $11.2 million and the Acquired Businesses had selling, general and administrative expenses of $12.0 million, for total selling, general and administrative expenses of $23.2 million. Excluding the selling, general and administrative expenses of the Acquired Businesses, our selling, general and administrative expenses of $11.2 million for the three months ended October 31, 2014 increased 4% as compared to selling, general and administrative expense of $10.9 million for the three months ended October 31, 2013. This increase in LTX-Credence selling, general and administrative expenses was due to higher variable commissions on higher revenue, higher insurance premiums and other corporate-related expenses associated with the Acquired Businesses. The increased selling, general and administrative expenses in the three months ended October 31, 2014 did not include $1.7 million of acquisition related expenses that were incurred in the three months ended October 31, 2013.

Amortization of purchased intangible assets. The increase in amortization for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 is a result of the addition of intangible assets from the Dover Acquisition, which is being amortized over their expected useful lives.

Restructuring. The restructuring expense recorded in the three months ended October 31, 2014 included $0.4 million of estimated severance and post-employment obligations related to headcount reductions during the period. The remainder of the expense for the three months ended October 31, 2014 of $0.3 million was associated with costs to relocate certain facilities as well as remaining lease obligations on the vacated facility.

Interest expense. The increase in interest expense for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 presented was driven by interest incurred on the bank term loan and the seller financing promissory notes, which closed in the three months ended January 31, 2014, proceeds of which were used to fund the Dover Acquisition in November 2013. Accordingly there was no interest expense incurred related to the term loan or the promissory notes in the three months ended October 31, 2013.

Interest income. Interest income decreased in the periods presented due to a decrease in marketable securities held within our portfolio. We used approximately $35.0 million of marketable securities to fund a portion of the purchase price for the Dover Acquisition.

Other income (expense), net. The increase in other income (expense) for the three months ended October 31, 2014 compared to the three months ended October 31, 2013 was related to foreign exchange gains associated with the weakening of the Euro compared to the U.S. Dollar.

Provision for income taxes. We recorded an income tax provision of $0.8 million in the three months ended October 31, 2014, which was primarily due to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe partially offset by a tax benefit recorded as a result of the Dover Acquisition, and the release of reserves due to statute of limitation expirations.

As of October 31, 2014 and July 31, 2014 our liability for unrecognized income tax benefits was $6.4 million and $6.6 million, respectively (of which $2.8 million and $3.0 million, respectively, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the three months ended October 31, 2014 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2014	$98.9

Proceeds from Equity Offering, net of commissions paid	52.4

Capital expenditures	(2.6)

Principal payments on bank term loan	(20.6)

Other cash provided by operating activities, net	18.6

Cash, cash equivalents and marketable securities at October 31, 2014	$146.7

As of October 31, 2014, we had $146.7 million in cash and cash equivalents and marketable securities and net working capital of $224.2 million, as compared to $98.9 million of cash and cash equivalents and marketable securities and net working capital of $182.9 million at July 31, 2014. The increase in cash and cash equivalents and marketable securities was primarily due to proceeds received from our equity offering completed in September 2014, as well as cash provided by operations, partially offset by a paydown of our bank term loan during the three months ended October 31, 2014.

Accounts receivable from trade customers, net of allowances, was $80.3 million at October 31, 2014 as compared to $88.1 million at July 31, 2014. This decrease was driven by strong customer collections during the three months ended October 31, 2014.

Purchases of property and equipment totaled $2.2 million for the three months ended October 31, 2014, as compared to $1.0 million for the three months ended October 31, 2013. Capital expenditures for the three months ended October 31, 2014 were composed primarily of leasehold improvements for our Fontana facility of approximately $1.5 million, as well as capital related to certain engineering projects. Capital expenditures for the three months ended October 31, 2013 were primarily related to capital related to certain engineering projects and spare parts to support our post-warranty support contracts.

Net cash provided by operating activities for the three months ended October 31, 2014 was $20.7 million, as compared to net cash used in operating activities of $4.3 million for the three months ended October 31, 2013. The net cash provided by operating activities for the three months ended October 31, 2014 was primarily related to our net income of $12.1 million adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $5.4 million, as well as a decrease in working capital of $3.2 million. The net cash used in operating activities for the three months ended October 31, 2013 was primarily related to our net loss of $6.9 million, adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $3.3 million, and offset by a decrease in working capital of $0.7 million.

Net cash used in investing activities for the three months ended October 31, 2014 was $20.7 million, as compared to net cash provided by investing activities of $7.5 million for the three months ended October 31, 2013. The net cash used in investing activities for the three months ended October 31, 2014 was primarily related to $38.3 million of purchases of available-for-sale securities, and $2.2 million of purchases of property and equipment. This cash use was offset by $19.9 million from sales and maturities of marketable securities. The net cash provided by investing activities for the three months ended October 31, 2013 was primarily related to $24.0 million of proceeds from sales and maturities of available-for-sale securities and $2.9 million in proceeds from sales of held-to-maturity securities, offset in part by $18.4 million of purchases of available-for-sale securities, and $1.0 million of purchases of property and equipment.

Net cash provided by financing activities for the three months ended October 31, 2014 was $30.8 million, as compared to net cash used in financing activities of $0.8 million for the three months ended October 31, 2013. The net cash provided by financing activities for the three months ended October 31, 2014 was related to $52.4 million of net proceeds from our issuance of common stock, offset in part by principal payments of the bank term loan of $20.7 million, as well as payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises of $0.9 million. The net cash used in financing activities for the three months ended October 31, 2013 was primarily related to payments of tax withholdings for vested RSUs of $0.8 million.

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

The Facility consists of a term loan facility for $50.0 million that was advanced to us on November 27, 2013 (the Term Loan) and a revolving credit facility (including a letter of credit facility) for up to $5.0 million (the Revolving Loan and, together with the Term Loan, the Loans) that is available from time to time for five years after November 27, 2013 (the Closing Date). Under the terms of the Credit Agreement, not more than one time during the period commencing on the Closing Date until the close of business on the date that is one day prior to the 42-month anniversary of the Closing Date, the Facility may be increased by an aggregate amount not to exceed $20.0 million through an additional facility on a pari passu basis with the Term Loan, subject to specified conditions and the agreement of one or more Lenders to participate therein. At October 31, 2014, approximately $0.5 million was outstanding in the form of standby letters of credit under the Facility. The standby letters of credit have various expiration dates, the latest of which is January 2015.

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

The Credit Agreement contains customary affirmative and negative covenants, subject in certain cases to baskets and exceptions, including negative covenants with respect to indebtedness, liens, fundamental changes, dispositions, restricted payments, investments, ERISA matters, matters relating to subordinated debt, affiliate transactions, sale and leaseback transactions, swap agreements, accounting changes, negative pledge clauses, clauses restricting subsidiary distributions, lines of business, amendments to certain documents and use of proceeds. The Credit Agreement also contains customary reporting and other affirmative covenants. The Credit Agreement contains a consolidated fixed charge coverage ratio, consolidated leverage ratio and liquidity requirements including the covenant that we maintain approximately $50 million in domestic cash and cash equivalents to meet the minimum level of liquidity covenant. The Credit Agreement required that we maintain a consolidated leverage ratio of less than 3.00 to 1.00 as of the end of four consecutive fiscal quarters ended January 31, 2014. At January 31, 2014, our consolidated leverage ratio exceeded this ratio threshold, resulting in an event of default under the Credit Agreement. On April 15, 2014, we executed a First Amendment to Credit Agreement and Waiver (Credit Agreement Amendment and Waiver) pursuant to which the parties thereto agreed, among other things, to waive the occurrence of the event of default resulting from our failure to meet the above described financial covenant in the Credit Agreement provided, that our consolidated leverage ratio for the four fiscal quarters ended on January 31, 2014 did not exceed 3.66 to 1.00. Pursuant to the Credit Agreement Amendment and Waiver, the parties also agreed to modify the definition of “consolidated net income” to include, in the calculation of consolidated net income for periods following the closing of the Dover Acquisition, net income (or loss) attributable to the Acquired Businesses for specified periods prior to the closing of the Dover Acquisition. As of October 31, 2014 we were in compliance with all covenants under the Credit Agreement and Credit Agreement Amendment and Waiver including the consolidated leverage ratio.

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

Subject to certain conditions, the original principal amount of the promissory notes are also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory note in full prior to such date. In January 2014, we executed leases for two new facilities, and in February 2014, we provided Dover with written certification of our planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory note issued to Dover was reduced by $2.0 million. In November 2014, the promissory notes were further reduced by $1.75 million as a result of our plans to renovate the recently purchased Rosenheim facility, which was a condition of the original notes. The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the LIBOR plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. The promissory notes are subject to payments of $1.3 million due on December 1 and June 1 of each year, until the notes are paid in full. On November 26, 2014 we repaid the promissory notes in full.

We expect the debt obligations resulting from the Acquisition in accordance with the Purchase Agreement and Credit Agreement to have a material impact on our liquidity and capital resources in the near future.

Commitments and Contingencies

As of October 31, 2014, our major outstanding contractual obligations are related to our bank term loan, rental properties, other operating leases, inventory purchase commitments, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2014.

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

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2014.

The aggregate outstanding amount of our contractual obligations was $121.1 million as of October 31, 2014. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of October 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2015	2016-2017	2018-2019	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$28,570	$6,099	$13,243	$4,702	$ 4,526
Inventory commitments	34,217	26,893	7,131	193	—
Severance	525	525	—	—	—
Bank Term Loan- principal and interest	33,988	3,785	12,809	15,326	2,068
Promissory Notes- principal and interest	23,825	2,164	8,065	13,596	—

Total Contractual Obligations	$121,125	$39,466	$41,248	$33,817	$ 6,594

The promissory notes accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and may be prepaid by us at any time without penalty prior to May 1, 2019. The promissory notes were paid in full, for $16.25 million, prior to November 30, 2014, so no interest was due.

Off-Balance Sheet Arrangements

As of October 31, 2014 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

This Quarterly Report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “should,” “intends,” “estimates,” “seeks” or similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. If any of these risks were to occur, our business, financial condition, results of operations or prospects, could be materially and adversely affected. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. We do not assume any obligation to update any forward-looking statement we make.

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

We sell capital equipment and peripheral connectivity products to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Although industry conditions began to improve during the second half of fiscal 2014, industry conditions were weak in the fiscal year ended July 31, 2012 (fiscal 2012), fiscal 2013 and the first half of fiscal 2014. Although industry conditions improved in the second half of fiscal 2014 and into the first quarter of fiscal 2015, industry conditions may not continue to improve, and if they do improve, a sustained industry recovery may not occur. The ability to forecast the business outlook for our industry is typically limited to three months. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

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

As of October 31, 2014, our outstanding indebtedness was approximately $49 million. On November 26, 2014 we repaid $16.25 million of this amount using a portion of the proceeds that we received from our follow-on public offering in September 2014. Although we repaid a portion of our outstanding indebtedness, we may incur additional indebtedness in the future. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may not be able to meet our debt service obligations, including our obligations under the Credit Agreement with SVB. If we are unable to maintain certain financial covenants, we would be in default under Facility , which could permit the Lenders to accelerate the maturity of the Facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results, and could force us to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

We may need additional financing, which could be difficult to obtain or limit our operational flexibility.

We believe our cash, cash equivalents, and marketable securities balance of $146.7 million as of October 31, 2014 will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

Our stock price is volatile.

In the twelve months ended October 31, 2014, our stock price ranged from a low of $6.04 to a high of $10.95. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill, intangible assets and long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with Topic 350, Intangibles—Goodwill and Other to the FASB ASC.

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

There were no repurchases of common stock in the three months ended October 31, 2014.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: December 10, 2014	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith