Form 10-Q
period 2015-01-31
Xcerra Corp
filed 2015-03-12
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2015
Common Stock, $0.05 par value per share	54,552,465 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	January 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,419	$59,269
Marketable securities	56,890	39,659
Accounts receivable—trade, net of allowances of $183 and $139, respectively	68,599	88,081
Accounts receivable—other	237	99
Inventories	61,831	69,670
Prepaid expenses and other current assets	6,654	9,308

Total current assets	267,630	266,086
Property and equipment, net	40,622	40,883
Intangible assets, net	10,529	11,565
Goodwill	43,030	43,030
Other assets	2,622	2,579

Total assets	$364,433	$364,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,579	$3,831
Accounts payable	21,226	29,617
Accrued expenses	32,340	40,785
Deferred revenue and customer advances	8,443	8,927

Total current liabilities	63,588	83,160

Term loan	25,937	46,917
Subordinated debt	—	18,000
Other long-term liabilities	11,106	11,447
Stockholders’ equity:
Common stock	2,725	2,422
Additional paid-in capital	805,637	751,511
Accumulated other comprehensive (loss)	(11,541)	(304)
Accumulated deficit	(533,019)	(549,010)

Total stockholders’ equity	263,802	204,619

Total liabilities and stockholders’ equity	$364,433	$364,143

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net product sales	$86,000	$60,063	$205,063	$84,344
Net service sales	6,284	8,293	14,383	16,779

Net sales	92,284	68,356	219,446	101,123
Cost of sales	55,800	41,545	129,149	57,181

Gross profit	36,484	26,811	90,297	43,942
Engineering and product development expenses	15,630	15,801	31,695	28,679
Selling, general and administrative expenses	18,717	17,913	41,890	28,838
Amortization of purchased intangible assets	473	424	1,036	617
Restructuring	230	2,159	938	2,159

Income (loss) from operations	1,434	(9,486)	14,738	(16,351)
Other income (expense):
Interest expense	(438)	(561)	(1,353)	(623)
Interest income	120	143	215	330
Bargain purchase gain	—	8,621	—	8,621
Other income, net	4,376	418	4,717	398

Income (loss) before provision for income taxes	5,492	(865)	18,317	(7,625)
Provision for income taxes	1,563	739	2,326	879

Net income (loss)	$3,929	$(1,604)	$15,991	$(8,504)

Net income (loss) per share:
Basic	$0.07	$(0.03)	$0.30	$(0.18)
Diluted	$0.07	$(0.03)	$0.30	$(0.18)

Weighted-average common and common equivalent shares used in computing net loss per share:
Basic	54,362	48,220	52,745	48,060
Diluted	54,667	48,220	53,510	48,060

Comprehensive income (loss):
Net income (loss)	$3,929	$(1,604)	$15,991	$(8,504)
Unrealized gain (loss) on marketable securities	14	(12)	2	91
Change in pension liability	94	11	96	11
Unrealized (loss) income on currency translation	(7,715)	364	(11,335)	364

Comprehensive income (loss)	$(3,678)	$(1,241)	$4,754	$(8,038)

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,991	$(8,504)
Add non-cash items:
Stock-based compensation	3,844	2,425
Bargain purchase gain	—	(8,621)
Depreciation and amortization	4,791	3,765
Gain on repayment of subordinated debt	(1,750)	—
Restructuring	938	2,159
Other	1,426	688
Changes in operating assets and liabilities:
Accounts receivable	14,095	11,644
Inventories	3,291	194
Prepaid expenses and other assets	3,034	1,230
Accounts payable	(7,303)	(3,620)
Accrued expenses	(8,394)	(8,834)
Deferred revenue and customer advances	(299)	(723)

Net cash (used in) provided by operating activities	29,664	(8,197)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	27,579	88,758
Purchases of available-for-sale securities	(45,198)	(35,654)
Cash paid for acquired businesses, net of cash acquired	—	(66,928)
Purchases of property and equipment	(3,957)	(1,590)

Net cash used in investing activities	(21,576)	(15,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from issuance of common stock, net of fees	52,136	—
Proceeds from borrowing of bank term loan, net of fees	—	48,735
Principal and interest payments of bank term loan	(23,148)	(625)
Repayment of subordinated debt	(16,250)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(2,033)	(946)
Proceeds from shares issued from employees’ stock purchase plan	481	412

Net cash provided by financing activities	11,186	47,576
Effect of exchange rate changes on cash and cash equivalents	(5,124)	94

Net increase in cash and cash equivalents	14,150	24,059
Cash and cash equivalents at beginning of period	59,269	28,235

Cash and cash equivalents at end of period	$73,419	$52,294

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

The historical financial results in this Quarterly Report on Form 10-Q for the three and six months ended January 31, 2014 give effect to the completion of the Company’s purchase of assets (the “Dover Acquisition”) from Dover Printing & Identification, Inc. (“Dover”) and its specified affiliates used exclusively or primarily in connection with Dover’s Everett Charles Technologies (including atg Luther & Maelzer) and Multitest businesses on December 1, 2013 (collectively, the “Acquired Businesses” or “ECT and Multitest”). See Note 3 for additional information related to the Dover Acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These footnotes condense or omit information and disclosures which substantially duplicate information provided in the Company’s latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and six months ended January 31, 2015 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2015.

Certain prior period amounts on the balance sheet have been reclassified to conform to the current period presentation. Net income and shareholders’ equity were not affected by these reclassifications. The Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Statements of Cash Flows for the three and six months ended January 31, 2014 also reflect retroactive adjustments made by the Company to the bargain purchase gain reported as part of the Company’s acquisition of the ECT and Multitest businesses, which was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2015	July 31, 2014
	(in thousands)
Material and purchased components	$25,509	$22,394
Work-in-process	20,514	23,806
Finished equipment, including inventory consigned to customers	15,808	23,470

Total inventories	$61,831	$69,670

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2015 and July 31, 2014, inventory was stated net of inventory reserves of $48.1 million and $45.3 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of January 31, 2015, the Company currently has one reporting unit to which the full balance of goodwill is allocated, its semiconductor test reporting unit. All of the goodwill recorded on the Company’s Consolidated Balance Sheet is related to its LTX-Credence business, since the Company did not change the underlying reporting structure of the Semiconductor Test reporting unit. Based on ASC 350-20-35-3A, as of January 31, 2015, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	January 31, 2015	July 31, 2014
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368

Total goodwill	$43,030	$43,030

Amortizable intangible assets which relate to the acquisition of the Acquired Businesses and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangibles asset, net on the Company’s Consolidated Balance Sheets:

		As of January 31, 2015
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology	6.0-10.0	$29,400	$(26,439)	$2,961
Customer Relationships – ECT, Multitest, atg-Luther & Maelzer	2.0	1,300	(839)	461
Maintenance agreements—ASL & Diamond	7.0	1,900	(1,493)	407

Total intangible assets		$32,600	$(28,771)	$3,829

		As of July 31, 2014
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology	6.0-10.0	29,400	$(25,880)	$3,520
Customer Relationships – ECT, Multitest, atg-Luther & Maelzer	2.0	1,300	(498)	802
Maintenance agreements—ASL & Diamond	7.0	1,900	(1,357)	543

Total intangible assets		$32,600	$(27,735)	$4,865

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 3.8 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
2015	$856
2016	1,171
2017	617
2018	414
Thereafter	771

Total	$3,829

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

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of January 31, 2015, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains resulting from foreign currency remeasurement and transaction gains are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income, net, and were $1.4 million and $1.8 million, respectively for the three and six months ended January 31, 2015 and $0.1 million and $0.1 million, respectively for the three and six months ended January 31, 2014. The functional currency of each of the Acquired Businesses is the local currency, predominantly Euro, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the six months ended January 31, 2015 and 2014:

	Six Months Ended January 31,
Product Warranty Activity	2015	2014
	(in thousands)
Balance at beginning of period	$3,240	$1,217
Warranty reserve acquired from ECT and Multitest	—	1,970
Warranty expenditures for current period	(2,750)	(1,966)
Changes in liability related to pre-existing warranties	(280)	(98)
Provision for warranty costs in the period	2,843	1,782

Balance at end of period	$3,053	$2,905

Engineering and Product Development Expenses

The Company expenses all engineering and product development expenses as incurred. Expenses relating to certain software development costs, which were subject to capitalization in accordance with Topic 485, Software, to the FASB ASC, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were insignificant for the three and six months ended January 31, 2015 and 2014.

Income Taxes

Provision for income taxes relates principally to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe partially offset by a tax benefit recorded as a result of the Dover Acquisition, and the release of reserves due to statute of limitation expirations.

As of January 31, 2015 and July 31, 2014, the Company’s total liability for unrecognized income tax benefits was $5.9 million and $6.6 million, respectively (of which $2.4 million and $3.0 million, respectively, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of January 31, 2015 and July 31, 2014, the Company had accrued approximately $0.9 million and $1.0 million, respectively, for potential payment of accrued interest and penalties.

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

As a result of the Company’s merger with Credence on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation on net operating loss carryforward utilization. The Company’s ability to use acquired U.S. net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses that are available for utilization to approximately $202.0 million. The Company has recorded a valuation allowance against the full value of U.S. net operating loss and credit carryforwards, and will continue to assess the realizability of these carryforwards in subsequent periods.

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

During the three months ended January 31, 2015, the Company granted 61,400 Restricted Stock Units (“RSUs”), 60,000 of which are service-based and vest in full on the twelve month anniversary of the grant date, and 1,400 of which are service-based and vest 25% per year for four years. The stock-based compensation expense related to these awards is recognized over their vesting periods.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (“Topic 718”). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three and six months ended January 31, 2015, the Company recorded stock-based compensation expense of approximately $1.9 million and $3.8 million respectively, in connection with its share-based awards. For the three and six months ended January 31, 2014, the Company recorded stock-based compensation expense of approximately $1.3 million and $2.4 million respectively, in connection with its share-based awards.

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

Reconciliation between basic and diluted net income (loss) per common share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income (loss)	$3,929	$(1,604)	$15,991	$(8,504)
Basic EPS:
Weighted average shares outstanding- basic	54,362	48,220	52,745	48,060
Basic income (loss) per share	$0.07	$(0.03)	$0.30	$(0.18)
Diluted EPS:
Weighted average shares outstanding- basic	54,362	48,220	52,745	48,060
Plus: impact of stock options and unvested RSUs	305	—	765	—

Weighted average shares outstanding- diluted	54,667	48,220	53,510	48,060
Diluted income (loss) per share	$0.07	$(0.03)	$0.30	$(0.18)

For the six months ended January 31, 2015 and 2014, options to purchase approximately 0.1 million shares and 0.6 million shares, respectively, of common stock were not included in the calculation of diluted net loss per share because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 2.0 million RSUs for the three and six months ended January 31, 2014 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
January 31, 2015
Due in less than one year	$26,548
Due in 1 to 3 years	30,342

Total marketable securities	$56,890

Total Amount
(in thousands)
July 31, 2014
Due in less than one year	$21,778
Due in 1 to 3 years	17,881

Total marketable securities	$39,659

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
January 31, 2015
Corporate	$10,787	$10,744
Government	27,905	27,625
Mortgage-Backed	2,454	2,467
Asset-Backed	15,744	15,717

Total	$56,890	$56,553

	Market Value	Amortized Cost
	(in thousands)
July 31, 2014
Corporate	$21,070	$20,884
Government	5,045	5,038
Mortgage-Backed	1,920	1,923
Asset-Backed	11,624	11,609

Total	$39,659	$39,454

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There was no other than temporary impairment losses recorded in the three and six months ended January 31, 2015 or 2014.

The following table summarizes marketable securities and related unrealized gains and losses as of January 31, 2015 and July 31, 2014:

January 31, 2015	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$9,578	$ (27)
Securities > 12 months unrealized losses	10,365	(24)
Securities < 12 months unrealized gains	16,970	10
Securities > 12 months unrealized gains	19,977	43

Total	$56,890	$ 2

July 31, 2014	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$5,101	$(19)
Securities > 12 months unrealized losses	9,739	(24)
Securities < 12 months unrealized gains	16,677	20
Securities > 12 months unrealized gains	8,142	23

Total	$39,659	$—

Property and Equipment

The Company records acquired property and equipment at cost. The Company provides for depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of January 31, 2015 and July 31, 2014 are summarized as follows:

	January 31, 2015	July 31, 2014	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$38,195	$45,572	5 or 7
Machinery, equipment and internally manufactured systems	42,112	43,388	3-7
Land	8,641	8,152	-
Building	10,668	11,157	10-40
Office furniture and equipment	2,765	3,209	3-8
Purchased software	457	455	3
Leasehold improvements	10,339	7,414	Lesser of lease term or useful life, not to exceed 10 years

Property and equipment, gross	113,177	119,347
Less: accumulated depreciation and amortization	(72,555)	(78,464)

Property and equipment, net	$40,622	$40,883

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

Subject to certain conditions, the original principal amount of the promissory notes is subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to the Company’s relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, the Company executed leases for two new facilities, and in February 2014, the Company provided Dover with written certification of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million. The promissory notes were subject to further reduction by $1.75 million upon certification from the company to Dover of other specified events that had not yet occurred. The promissory notes were to accrue interest on the unpaid balance for each day that they remained outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and could be prepaid by the Company at any time without penalty prior to May 1, 2019. After giving effect to the post-Closing purchase price adjustments described above, and including the principal amount reduction of the promissory notes to Dover, the aggregate purchase price paid to the Sellers as of the date of this report is $106.0 million.

In November 2014, the Company prepaid the outstanding amounts under the promissory notes. The $16.25 million payoff amount reflected the principal amounts of $18.0 million that was outstanding under the original promissory notes, less a $1.75 million reduction triggered by the prepayment in full of the notes prior to January 1, 2015.

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

The overall fair value of the net assets acquired by the Company exceeded the amount paid, which resulted in the recognition of a bargain purchase gain by the Company during the fiscal year ended July 31, 2014 (fiscal 2014). This bargain purchase gain was recorded as a component of the other (expense) income section on the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). The Company believes it was able to acquire ECT and Multitest for less than the fair value of their net assets since ECT and Multitest had been held as discontinued operations by Dover Parent for more than one year.

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

The consolidated financial statements include estimated identifiable intangible assets with a fair value at acquisition of $12.0 million, which are being amortized based on the pattern and period over which the economic benefits of the intangible assets are realized. The current estimated weighted average period is 6.9 years. The Company engaged independent valuation advisors to assist the Company in estimating the identifiable intangible asset value. The estimated identifiable intangible asset value was primarily based on information and assumptions developed by the Company’s management, certain publicly available information, and discussions with management of the Acquired Businesses.

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

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of the Company, and the Acquired Businesses, as if the Dover Acquisition had occurred as of August 1, 2014, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net sales	$92,284	$86,272	$219,446	$191,797
Net income (loss)	$3,929	$(6,440)	$15,991	$(10,580)

The unaudited pro forma net loss for the three and six months ended January 31, 2014 includes $2.2 million of charges related to the Dover Acquisition for restructuring costs and approximately $0.4 million of acquisition costs, which were incurred after December 1, 2013. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Dover Acquisition occurred at the beginning of the periods presented. The Company has included the actual results for the periods ended January 31, 2015 for comparative purposes.

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

The Semiconductor Test operating segment includes operations related to the design, manufacture and sale of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. The Semiconductor Handlers operating segment includes operations related to the design, manufacture and sale of test handlers used in the testing of integrated circuits. The Contactors segment includes operations related to the design, manufacture and sale of test contactors which serve as the interface between the test handler and the semiconductor device under test. The Interface Boards operating segment includes operations related to the design, manufacture and sale of circuit boards designed to serve as an interface between the tester and the semiconductor device under test. The PCB test operating segment includes operations related to design, manufacture and sale of equipment used in the testing of bare and loaded printed circuit boards. The Probes / Pins operating segment includes operations related to the design, manufacture and sale of the physical devices used to connect electronic test equipment to the device under test. The Fixtures segment includes operations related to the design, manufacture and sale of PCB test fixtures that enable the transmission of test signals from the loaded PCB to the tester. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with the Company’s chief operating decision maker (chief executive officer and chief operating officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

The Company evaluates performance using several factors, of which the primary financial measures are revenue and operating segment operating income. The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies”.

Segment information for the three and six months ended January 31, 2015 and 2014 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended January 31, 2015
Net sales	$70,872	$21,412	$92,284
Income (loss) from operations	$(807)	$2,241	$1,434
Depreciation and amortization expense	$1,793	$522	$2,315

Three months ended January 31, 2014
Net sales	$52,950	$15,406	$68,356
Income (loss) from operations	$(11,404)	$1,918	$(9,486)
Depreciation and amortization expense	$2,142	$—	$2,142

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Six months ended January 31, 2015
Net sales	$174,983	$44,463	$219,446
Income (loss) from operations	$10,853	$3,885	$14,738
Depreciation and amortization expense	$4,015	$776	$4,791

Six months ended January 31, 2014
Net sales	$85,717	$15,406	$101,123
Income (loss) from operations	$(18,269)	$1,918	$(16,351)
Depreciation and amortization expense	$3,765	$—	$3,765

The Company is not disclosing total assets for each of its reportable segments as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker. Results of the Multitest and ECT business for the two months ending January 31, 2014 are included in the three and six months ended January 31, 2014 segment information shown above.

Geographic Information

The Company’s net sales to geographic area for the three and six months ended January 31, 2015 and 2014, along with its long-lived assets by location at January 31, 2015 and July 31, 2014, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Net sales:
United States	$22,848	$17,079	$61,905	$21,514
Malaysia	10,399	3,391	16,649	5,314
Hong Kong/China	10,190	6,329	22,935	9,072
Taiwan	9,389	11,763	23,443	24,386
Thailand	8,674	—	17,392	—
Philippines	8,206	2,437	20,686	5,590
Germany	6,761	5,166	17,597	6,562
Singapore	4,856	8,870	11,364	12,249
All other countries	10,961	13,321	27,475	16,436

Total Net Sales	$92,284	$68,356	$219,446	$101,123

Long-lived assets consist of property and equipment:

	January 31, 2015	July 31, 2014
	(in thousands)
Long-lived assets:
United States	$25,297	$25,300
Germany	9,128	9,198
Malaysia	3,464	3,598
Singapore	718	689
Japan	680	446
China	562	711
Philippines	325	391
Taiwan	—	107
All other countries	448	443

Total long-lived assets	$40,622	$40,883

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

As of January 31, 2015, the Company’s restructuring accrual represents obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate facilities during the fiscal years ended July 31, 2014 and 2009, as well as severance obligations payable related to headcount reductions from actions undertaken during fiscal 2014 and the six months ended January 31, 2015.

During the six months ended January 31, 2015, the Company relocated to other offices in certain jurisdictions, and incurred approximately $0.5 million in relocation costs, which were included in restructuring expense for the period. The remainder of the expense incurred during the six months ended January 31, 2015 was related to severance and other post- employment obligations for certain headcount reductions implemented during the period.

The following table sets forth the Company’s restructuring accrual activity for the six months ended January 31, 2015 and January 31, 2014:

	Severance Costs	Facility Leases	Total
		(in thousands)
Balance July 31, 2014	$421	$2,131	$2,552
Additions to expense	445	493	938
Accretion	—	155	155
Cash paid	(592)	(1,172)	(1,764)

Balance January 31, 2015	$274	$1,607	$1,881

Included in the Company’s Consolidated Balance Sheet:

Accrued expenses	$274	$909	$1,183
Other long-term liabilities	—	698	698

Balance January 31, 2015	$274	$1,607	$1,881

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2013	$2	$2,772	$2,774
Balance assumed from the Acquisition	447	—	447
Additions to expense	2,159	—	2,159
Accretion	—	124	124
Cash paid	(180)	(621)	(801)

Balance January 31, 2014	$2,428	$2,275	$4,703

Included in the Company’s Consolidated Balance Sheet:

Accrued expenses	$2,303	$884	$3,187
Other long-term liabilities	125	1,391	1,516

Balance at January 31, 2014	$2,428	$2,275	$4,703

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2015 or July 31, 2014.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liability or costs that may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of January 31, 2015 or July 31, 2014.

As of January 31, 2015, the Company had approximately $34.3 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of January 31, 2015, are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2015	$3,698	$96	$3,794
2016	7,013	436	7,449
2017	5,495	528	6,023
2018	2,747	267	3,014
2019	2,148	24	2,172
Thereafter	4,446	-	4,446

Total minimum lease payments	$25,547	$1,351	$26,898

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at January 31, 2015 and July 31, 2014:

	(in thousands)
	January 31, 2015	July 31, 2014
Accrued compensation	$15,048	$19,987
Accrued income and other taxes	3,792	3,672
Warranty reserve	3,053	3,240
Accrued commissions	1,509	2,154
Accrued vendor liability	1,281	1,120
Accrued restructuring	1,183	1,497
Accrued professional fees	1,095	1,912
Other accrued expenses	5,379	7,203

Total accrued expenses	$32,340	$40,785

8. LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2015	July 31, 2014
	(in thousands)
Bank Term Loan under Credit Agreement	$25,000	$48,125
Bank Term Loan – Commerzbank	3,588	3,841
Seller Financing - Promissory Notes	—	18,000

Total debt	28,588	69,966
Less: financing fees	(1,072)	(1,218)
Less: current portion	(1,579)	(3,831)

Total long-term debt	$25,937	$64,917

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
2015	$1,131
2016	2,575
2017	2,888
2018	3,825
Thereafter	18,169

Total	$28,588

Credit Agreement

On December 15, 2014, the Company entered into a credit agreement (the “ Credit Agreement”) with Everett Charles Technologies LLC, a wholly owned subsidiary of the Company (“ECT” and together with the Company, the “Borrowers”), Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility (the “Term Loan”), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to the Company on December 15, 2014 (the “Facility”).

The proceeds of the Term Loan were used to pay off $25.0 million of the outstanding indebtedness under the previous credit facility that was advanced to the Company pursuant to that certain credit agreement entered into on November 27, 2013 with ECT, SVB as lender, administrative agent and issuing lender, and the lenders from time to time party thereto (the “Original Credit Agreement”). As of December 15, 2014, no amounts remain outstanding under the credit facility issued under the Original Credit Agreement.

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

The Credit Agreement requires that the Term Loan be repaid in quarterly installments, with 5% of the principal due the first year, 10% of principal due in each of the second and third years, 15% of principal due the fourth year, and a final payment of $15 million due on December 14, 2018 (the “Maturity Date”). The outstanding balance of the Term Loan may, at the Borrowers’ option, be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the Credit Agreement.

As the terms of the Credit Agreement were not substantially different from the terms of the Original Credit Agreement, the Company accounted for this transaction as a modification of debt, and accordingly continues to recognize defined financing fees over the term of the Credit Agreement.

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of January 31, 2015, the interest rate in effect on the Facility was 2.63%.

Covenants

The Credit Agreement contains customary affirmative and negative covenants, subject in certain cases to baskets and exceptions, including negative covenants with respect to indebtedness, liens, fundamental changes, dispositions, restricted payments, investments, ERISA matters, matters relating to subordinated debt, affiliate transactions, sale and leaseback transactions, swap agreements, accounting changes, negative pledge clauses, clauses restricting subsidiary distributions, lines of business, amendments to certain documents and use of proceeds. The Credit Agreement also contains customary reporting and other affirmative covenants. The Credit Agreement contains a consolidated fixed charge coverage ratio and consolidated leverage ratio.

The Company’s obligations under the Facility may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, the failure to comply with covenants, ERISA defaults, judgment defaults, bankruptcy and insolvency defaults and cross defaults to material indebtedness

As of January 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.

Seller Financing – Promissory Notes

As described in Note 3 above, pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, the Company issued promissory notes having an aggregate principal amount of $20.0 million to Dover. During the three months ended January 31, 2014, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million, when the company executed leases for two new facilities, which triggered a reduction to the notes in accordance with the provisions of the notes. On November 26, 2014, the Company repaid in full all outstanding amounts under these promissory notes. The $16.25 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less $1.75 million pursuant to a reduction in principal for which the Company was entitled under the original promissory notes. Such reduction related to prepayment of the promissory notes before January 1, 2015 and was recorded as a gain on repayment of subordinated debt as a component of other income in the three and six months ended January 31, 2015 in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of this repayment during the interest-free period, the Company reversed approximately $0.9 million of accrued interest and recorded the benefit as a component of other income in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for three and six months ended January 31, 2015.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of January 31, 2015 and July 31, 2014:

		Fair Value Measurements at Reporting Date Using (in thousands)
January 31, 2015	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$73,419	$73,419	$—	$—
Marketable securities	56,890	5,826	51,064	—

Total assets	$130,309	$79,245	$51,064	$—

July 31, 2014	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$59,269	$59,269	$—	$—
Marketable securities	39,659	3,974	35,685	—

Total assets	$98,928	$63,243	$35,685	$—

(1)	Cash and cash equivalents as of January 31, 2015 and July 31, 2014 included cash held in operating accounts of approximately $71.3 million and $56.0 million, respectively that are not subject to fair value measurements. For purposes of this disclosure, they are included as having level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed, except for the Company’s long-term debt, which includes term loans (and seller-financed promissory notes for the period ended July 31, 2014). The fair value of the Company’s long-term debt at January 31, 2015 and July 31, 2014 was $27.5 million and $68.7 million, respectively, and was estimated using inputs derived principally from market observable data, including current rates offered to the Company for debt of the same or similar maturities. Within the hierarchy of fair value measurement, these are level 2 inputs.

10. STOCKHOLDERS’ EQUITY

Equity Offering

On September 17, 2014, the Company closed an underwritten public offering of 4,682,927 shares of its common stock at $10.25 per share. The Company also granted to the underwriters a 30-day option to purchase up to an aggregate of 702,439 additional shares of common stock to cover over-allotments which they exercised on September 22, 2014. All of the shares were sold by the Company pursuant to an effective shelf registration statement previously filed with the U.S. Securities and Exchange Commission.

The offering, and the follow-on option to sell additional shares, resulted in net proceeds to Xcerra, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.1 million. Xcerra used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of the Company’s bank term loan.

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program for up to $25 million of shares of the Company’s common stock. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. During the three and six months ended January 31, 2015 and the three and six months ended January 31, 2014, the Company did not repurchase any shares under this program. Cumulatively, as of January 31, 2015, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which will replace numerous requirements in GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

12. SUBSEQUENT EVENTS

On February 2, 2015, the Company completed an acquisition of substantially all of the assets and certain specified liabilities of Titan Semiconductor Tool, LLC (“Titan”). The purchase price of Titan was for $2.5 million, which amount was paid in cash from the Company’s available cash-on-hand,. Titan develops, manufactures and sells products for semiconductor test serving the automotive, RF/Wireless, and mixed signal test markets. The acquired products will be developed, supported, and marketed by Xcerra’s Probes/Pins operating segment that is part of the Electronic Manufacturing Solutions reportable segment.

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

On November 27, 2013, in anticipation of the completion of the Dover Acquisition and to fund the purchase price therefore we entered into a credit agreement (the Original Credit Agreement) with Everett Charles Technologies LLC (ECT and together with us, the Borrowers), Silicon Valley Bank, as lender, administrative agent and issuing lender (SVB), and the several lenders from time to time party thereto (the Lenders). The Original Credit Agreement provided for a senior secured credit facility in favor of the Borrowers in the aggregate principal amount of up to $55.0 million.

On December 15, 2014, the Borrowers entered into a credit agreement (Credit Agreement) with SVB and the Lenders. The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility (Term Loan), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to us on December 15, 2014 (Facility).

The proceeds of the Term Loan were used to pay off $25.0 million of the outstanding indebtedness under our previous credit facility that was advanced to us pursuant to the Original Credit Agreement. As of December 15, 2014, no amounts remain outstanding under the Original Credit Agreement.

See Liquidity and Capital Resources for more information regarding our obligations and expected impact to our liquidity from the Credit Agreement.

Pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, we paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by us to the certain Sellers in the original principal amount of $20.0 million. Pursuant to the Purchase Agreement entered into with Dover Corporation on September 6, 2014, the cash purchase price was increased by $12.5 million, to reflect, among other required adjustments, specified cash balances held by the Acquired Businesses as of the closing of the Dover Acquisition, acquired indebtedness, certain transaction costs, employee-related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover Corporation in connection with the satisfaction of certain conditions. After giving effect to the post-closing purchase price adjustments described above, and including the reduction in the promissory notes, the aggregate purchase price paid to the Sellers was $106.0 million.

Subject to certain conditions, the original principal amount of the promissory notes were also subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related to our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, we executed leases for two new facilities, and in February 2014, we provided Dover with written certification of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million. The promissory notes were to accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the LIBOR plus 10%, and could be prepaid by us at any time without penalty prior to May 1, 2019. The promissory notes were subject to payments of $1.3 million due on December 1 and June 1 of each year, until the notes are paid in full. On or prior to December 1, 2013, we and Dover, or their affiliates, respectively, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain on-going relationships between us and Dover and their respective affiliates following the closing. Pursuant to the Purchase Agreement, we also assumed certain liabilities related to the Acquired Businesses. See Liquidity and Capital Resources section for more information regarding our obligations and expected impact to our liquidity pursuant to the Purchase Agreement.

In November 2014, we prepaid the outstanding amounts under the promissory notes. The $16.25 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less a $1.75 million reduction triggered by the prepayment in full of the notes prior to January 1, 2015. As a result of this prepayment during the interest-free period, we reversed approximately $0.9 million of accrued interest. Both items were recorded as a component of other income in our Consolidated Statement of Operations and Comprehensive Income (Loss) for three and six months ended January 31, 2015.

See Note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to the Dover Acquisition.

There were no acquisition costs incurred during the three months ended January 31, 2015. Through July 31, 2014 we incurred an aggregate of approximately $4.2 million in expenses in connection with the Dover Acquisition, all of which were recognized in selling, general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Income (Loss). We expect to incur additional expenses relating to the integration of the Acquired Businesses into our operations.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of our tester group is the U.S. dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains resulting from foreign currency remeasurement and transaction gains are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income, net, and were $1.4 million and $1.8 million, respectively, for the three and six months ended January 31, 2015 and $0.1 million and $0.1 million, respectively, for the three and six months ended January 31, 2014. The functional currency of each of our acquired businesses is local currency, predominantly Euro, Malaysian Ringitt and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

We expect to record a full valuation allowance on future U.S. tax benefits and in foreign tax jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of the merger with Credence Systems Corporation (Credence) in 2008 and Internal Revenue Service Code Section 382 guidance, the future utilization of our net operating losses will be subject to annual limitation.

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

Valuation of Goodwill and Indefinite Lived Assets

We perform our annual goodwill impairment test as required under the provisions of Topic 350-10, Intangibles—Goodwill and Other to the FASB ASC (Topic 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, and from our merger with Credence on August 29, 2008. During the three months ended January 31, 2015 we did not identify any triggering events that would result in an interim test of goodwill.

There was no goodwill associated with the acquisition of the ECT, Multitest or atg-Luther & Maelzer businesses in the Dover Acquisition on December 1, 2013. As of January 31, 2015, we have one reporting unit to which the full balance of goodwill is allocated, our semiconductor test reporting unit which is related to our LTX-Credence business.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of January 31, 2015 and July 31, 2014, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in thousands, except for percentage changes and per share data:

	Statement of Operations
	Three Months Ended January 31,			Six Months Ended January 31,
	2015	2014	% Change	2015	2014	% Change
Net product sales	$86,000	$60,063	43%	$205,063	$84,344	143%
Net service sales	6,284	8,293	(24)	14,383	16,779	(14)

Net sales	92,284	68,356	35	219,446	101,123	117
Cost of sales	55,800	41,545	34	129,149	57,181	126

Gross profit	36,484	26,811	36	90,297	43,942	105
Engineering and product development expenses	15,630	15,801	(1)	31,695	28,679	11
Selling, general and administrative expenses	18,717	17,913	4	41,890	28,838	45
Amortization of purchased intangible assets	473	424	12	1,036	617	68
Restructuring	230	2,159	(89)	938	2,159	(57)

Income (loss) from operations	1,434	(9,486)	115	14,738	(16,351)	(190)
Other income (expense):
Interest expense	(438)	(561)	(22)	(1,353)	(623)	(117)
Interest income	120	143	(16)	215	330	(35)
Bargain purchase gain	—	8,621	(100)	—	8,621	(100)
Other income, net	4,376	418	947	4,717	398	1,085

Income (loss) before provision for income taxes	5,492	(865)	735	18,317	(7,625)	340
Provision for income taxes	1,563	739	112	2,326	879	165

Net income (loss)	$3,929	$(1,604)	345%	$15,991	$(8,504)	288%

Net income (loss) per share:
Basic	$0.07	$(0.03)		$0.30	$(0.18)
Diluted	$0.07	$(0.03)		$0.30	$(0.18)
Weighted average shares outstanding :
Basic	54,362	48,220		52,745	48,060
Diluted	54,667	48,220		53,510	48,060

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.5	60.8	58.9	56.5

Gross profit	39.5	39.2	41.1	43.5
Engineering and product development expenses	16.9	23.1	14.4	28.4
Selling, general and administrative expenses	20.3	26.2	19.1	28.5
Amortization of purchased intangible assets	0.5	0.6	0.5	0.6
Restructuring	0.2	3.2	0.4	2.1

Income (loss) from operations	1.6	(13.9)	6.7	(16.1)
Other income (expense):			—
Interest expense	(0.5)	(0.8)	(0.6)	(0.6)
Interest income	0.1	0.2	0.1	0.3
Bargain purchase gain	—	12.6	—	8.5
Other income, net	4.7	0.6	2.1	0.4

Income (loss) before provision for income taxes	5.9	(1.3)	8.3	(7.5)
Provision for income taxes	1.7	(1.1)	1.0	0.9

Net income (loss)	4.2%	(2.4)%	7.3%	(8.4)%

The comparative data for the three and six months ended January 31, 2014 include only two months of results from the Multitest and ECT businesses that were acquired on December 1, 2013.

Three and Six Months Ended January 31, 2015 Compared to the Three and Six Months Ended January 31, 2014

Net sales. The increase in net sales for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 was due principally to net sales generated by the operations of the Acquired Business acquired upon the completion of the Dover Acquisition in December 2013. In addition for the three months ended January 31,2015, net sales in our semiconductor test segment increased by approximately 22% over the comparative period in 2014 driven by significant sales of X-Series and Diamondx testers and upgrades.

Gross profit. The increase in gross profit for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 was due principally to gross profits generated by the operations of the Acquired Businesses acquired upon the completion of the Dover Acquisition in December 2013, and is commensurate with increased revenue for the comparative periods. The increase in gross profit for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 is also the result of increased sales of higher margin products in our semiconductor test operating segment.

The increase in the gross profit percentage for the three months ended January 31, 2015 as compared to the three months ended January 31, 2014 was the result of sales of higher margin tester products in our tester operating segment. The decrease in the gross profit percentage for the six months ended January 31, 2015 compared to the six months ended January 31, 2014 was the result of sales of lower margin products from the Acquired Businesses.

Engineering and product development expenses. The decrease in engineering and product development expenses for the three months ended January 31, 2015 compared to the three months ended January 31, 2015 was due primarily to a decrease in consolidated operating expenses as a result of foreign exchange rate conversion, specifically Euro to U.S. dollar conversion rates. Cost savings resulting from favorable foreign currency exchange conversions in the three months ended January 31, 2015 offset the increased costs from the Acquired Businesses associated with headcount and project spending. The increase in engineering and product development expenses for the six months ended January 31, 2015 as compared to the six months ended January 31, 2014 was due primarily to product development expenses incurred by the Acquired Businesses, which were offset by lower costs of our semiconductor test segment as a result of headcount reductions that occurred in January 2014.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 was due principally to expenses incurred by the Acquired Businesses, as well as higher variable commissions, bonuses and other costs on higher revenue for the comparative periods. These increased costs were partially offset by favorable foreign exchange rate conversion for Euro denominated expenses.

Amortization of purchased intangible assets. The increase in amortization for the three and six months ended January 31, 2015 compared to the three and six months ended January 31, 2014 was a result of the addition of intangible assets from the Dover Acquisition, which are being amortized over their expected useful lives.

Restructuring. The restructuring expense recorded in the three and six months ended January 31, 2015 included $0.4 million of estimated severance and post-employment obligations related to headcount reductions during the period. The remainder of the expense for the three and six months ended January 31, 2015 of $0.5 million was associated with costs to relocate certain facilities.

Interest expense. Interest expense decreased during the three and six months ended January 31, 2015 as compared to the three and six months ended January 31, 2014 as a result of the reduction in the outstanding principal amount of the SVB loan during the period. The SVB loan was reduced by $20.0 million in September 2014, and the remaining balance of $2.5 million was paid in full in December 2014.

Interest income. Interest income decreased in the periods presented due to a decrease in marketable securities held within our portfolio. We used approximately $35.0 million of marketable securities to fund a portion of the purchase price for the Dover Acquisition.

Other income, net. During the three months ended January 31, 2015, we recognized a gain on repayment of subordinated debt from a reduction in our promissory notes obligation due to Dover of $1.75 million. Also during this period, we reversed $0.9 million of interest that had accrued on the promissory notes when we paid them in full in November 2014. Other income, net also includes approximately $1.4 million and $1.8 million, respectively, of foreign exchange gains for the three and six months ended January 31, 2015 as compared to $0.1 million and $0.1 million, respectively, for the three and six months ended January 31, 2014. The increase was related to foreign exchange gains associated with the weakening of the Euro compared to the U.S. Dollar in the three months ended January 31, 2015.

Provision for income taxes. We recorded an income tax provision of $1.6 million and $2.3 million, respectively, in the three and six months ended January 31, 2015, which was primarily due to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe partially offset by a tax benefit recorded as a result of the Dover Acquisition, and the release of reserves due to statute of limitation expirations.

As of January 31, 2015 and July 31, 2014 our liability for unrecognized income tax benefits was $5.9 million and $6.6 million, respectively (of which $2.4 million and $3.0 million, respectively, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Comprehensive Income (loss). During the three months and six months ended January 31, 2015, the Company recognized $7.7 million and $11.3 million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Euro to the U.S. dollar in the three months ended January 31, 2015. The impact of currency translation adjustment in the comparative periods was minimal.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the six months ended January 31, 2015 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2014	$98.9

Proceeds from Equity Offering, net of commissions paid	52.1

Capital expenditures	(4.0)

Principal and interest payments on bank term loans	(23.1)

Payment of subordinated debt	(16.3)

Other cash provided by operating activities, net	22.7

Cash, cash equivalents and marketable securities at January 31, 2015	$130.3

As of January 31, 2015, we had $130.3 million in cash and cash equivalents and marketable securities and net working capital of $204.0 million, as compared to $98.9 million of cash and cash equivalents and marketable securities and net working capital of $182.9 million at July 31, 2014. The increase in cash and cash equivalents and marketable securities was primarily due to proceeds received from our equity offering completed in September 2014, as well as cash provided by operations, partially offset by a repayment of our bank term loan during the six months ended January 31, 2015.

Accounts receivable from trade customers, net of allowances, was $68.6 million at January 31, 2015 as compared to $88.1 million at July 31, 2014. This decrease was driven by lower revenue in the three months ended January 31, 2015 as compared to the three months ended October 31, 2014.

Purchases of property and equipment totaled $4.0 million for the six months ended January 31, 2015, as compared to $1.6 million for the six months ended January 31, 2014. This increase resulted from increased costs associated with the relocation of two newly acquired facilities.

Net cash provided by operating activities for the six months ended January 31, 2015 was $29.7 million, as compared to net cash used in operating activities of $8.2 million for the six months ended January 31, 2014. The net cash provided by operating activities for the six months ended January 31, 2015 was primarily related to our net income of $16.0 million, adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $9.2 million and a decrease in working capital of $4.4 million. The net cash used in operating activities for the six months ended January 31, 2014 was primarily related to our net loss of $8.5 million, adjusted for non-cash items including depreciation, amortization and stock based compensation of approximately $0.4 million, and an increase in working capital of $0.1 million.

Net cash used in investing activities for the six months ended January 31, 2015 was $21.6 million, as compared to net cash used in investing activities of $15.4 million for the six months ended January 31, 2014. The net cash used in investing activities for the six months ended January 31, 2015 was primarily related to $45.2 million of purchases of available-for-sale securities and $3.9 million of purchases of property and equipment, which was offset by proceeds from sales of available-for-sale securities of $27.5 million. The net cash used in investing activities for the three months ended January 31, 2014 was primarily related to $66.9 million of cash paid for the Acquired Businesses, net of cash received from the Dover Acquisition, $36.0 million of purchases of available-for-sale securities, and $1.6 million of purchases of property and equipment. This cash use was offset by $89.0 million from sales and maturities of marketable securities.

Net cash provided by financing activities for the six months ended January 31, 2015 was $11.2 million, as compared to net cash provided by financing activities of $47.6 million for the six months ended January 31, 2014. The net cash provided by financing activities for the six months ended January 31, 2015 was related to $52.1 million of net proceeds from our issuance of common stock, $0.4 million of proceeds from shares issued from our employees’ stock purchase plan, offset in part by principal and interest payments of the bank term loan of $23.1 million, repayment of the promissory note of $16.2, as well as payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises of $2.0 million. The net cash provided by financing activities for the six months ended January 31, 2014 was related to $48.7 million of net proceeds from a bank term loan, offset in part by payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises.

Credit Agreement and Seller Financing

On December 15, 2014, we and ECT (Borrowers) entered into a Credit Agreement with SVB, and Lenders. The Credit Agreement provides for a Facility, consisting of a Term Loan, in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to us on December 15, 2014.

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

The Credit Agreement requires that the Term Loan be repaid in quarterly installments, with 5% of the principal due the first year, 10% of principal due in each of the second and third years, 15% of principal due the fourth year, and a final payment of $15 million due on Maturity Date. The outstanding balance of the Term Loan may, at the Borrowers’ option, be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the Credit Agreement.

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of January 31, 2015, the interest rate in effect on the Facility was 2.63%.

The proceeds of the Term Loan were used to pay off $25.0 million of the outstanding indebtedness under our previous credit facility that was advanced to us pursuant to that certain credit agreement entered into on November 27, 2013 with ECT, SVB, as lender, administrative agent and issuing lender, and the lenders from time to time party thereto. The balance of outstanding indebtedness of approximately $2.5 million was funded through our cash flow from operations. As of December 15, 2014, no amounts remain outstanding under this previous credit facility.

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

As of January 31, 2015 we were in compliance with all covenants under the Credit Agreement.

Seller Financing

As described above, pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, we issued promissory notes having an aggregate principal amount of $20.0 million to Dover. On November 26, 2014, we repaid in full all outstanding amounts under the promissory notes. The $16.25 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less a $1.75 million reduction triggered by the prepayment in full of the notes prior to January 1, 2015, and was recorded as a gain on repayment of subordinated debt as a component of other income in the three and six months ended January 31, 2015 in our Consolidated Statements of Operations and Comprehensive Income (Loss).

We expect that the outstanding debt obligations under the Credit Agreement to have a material impact on our liquidity and capital resources in the near future.

Commitments and Contingencies

As of January 31, 2015, our major outstanding contractual obligations are related to our inventory purchase commitments, bank term loans, rental properties, other operating leases, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2015.

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

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2015.

The aggregate outstanding amount of our contractual obligations was $92.6 million as of January 31, 2015. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of January 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2015	2016-2017	2018-2019	Thereafter
	(in thousands)
Contractual Obligations:
Inventory commitments	$34,282	$26,958	$7,131	$193	$—
Bank Loans principal and interest	31,108	1,518	6,788	20,463	2,339
Operating leases	26,898	3,794	13,472	5,186	4,446
Severance	274	274	—	—	—

Total Contractual Obligations	$92,562	$32,544	$27,391	$25,842	$6,785

Off-Balance Sheet Arrangements

As of January 31, 2015 we did not have any off-balance sheet arrangements.

Item 3.                Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

Item 4.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

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

We sell capital equipment and peripheral connectivity products to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Although industry conditions began to improve during the second half of fiscal 2014, industry conditions were weak in the fiscal year ended July 31, 2012 (fiscal 2012), the fiscal year ended July 31, 2013 (fiscal 2013) and the first half of fiscal 2014. Although industry conditions improved in the second half of fiscal 2014 and into the first quarter of fiscal 2015, our business declined in the second quarter of fiscal 2015 due to weak seasonality that typically occurs at this time of the year. Even if industry conditions improve, a sustained industry recovery may not occur. The ability to forecast the business outlook for our industry is typically limited to three months. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

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

As of January 31, 2015, our outstanding indebtedness was approximately $27.5 million. During the three month period ended January 31, 2015 we repaid $18.7 million of our outstanding indebtedness. Although we repaid a portion of our outstanding indebtedness, we may incur additional indebtedness in the future. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may not be able to meet our debt service obligations, including our obligations under the Credit Agreement with SVB. If we are unable to maintain certain financial covenants, we would be in default under Facility, which could permit the Lenders to accelerate the maturity of the Facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results, and could force us to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

We may need additional financing, which could be difficult to obtain or limit our operational flexibility.

We believe our cash, cash equivalents, and marketable securities balance of $130.3 million as of January 31, 2015 will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event; we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

The U.S. Securities and Exchange Commission recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements, which applied to our activities in calendar 2013 and will apply to our activities going forward, will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

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

Our stock price is volatile.

In the twelve months ended January 31, 2015, our stock price ranged from a low of $7.46 to a high of $10.95. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Fluctuation in foreign currency exchange rates may adversely affect our results of operations and financial position.*

Our results of operations and financial position could be adversely affected as a result of adverse fluctuations in foreign currency exchange rates that reduce the purchasing power of the U.S. dollar, increase our costs and expenses and otherwise harm our business.

Although our financial statements are denominated in U.S. dollars, a sizable portion of our revenues and costs are denominated in other currencies, primarily the Euro. Any hedging strategies that we may use in an effort to reduce the adverse impact of fluctuations in foreign currency exchange rates may not be successful. In addition, our foreign currency exposure on assets and liabilities for which we do not hedge could have a material impact on our results of operations in periods when the U.S. dollar significantly fluctuates in relation to unhedged non-U.S. currencies in which we transact business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of common stock in the three months ended January 31, 2015.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: March 12, 2015	By:	/s/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit Agreement, dated December 15, 2014, among the Registrant, Everett Charles Technologies LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2014).

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith