Form 10-Q
period 2015-04-30
Xcerra Corp
filed 2015-06-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 4, 2015
Common Stock, $0.05 par value per share	54,590,949 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	April 30, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,480	$59,269
Marketable securities	57,091	39,659
Accounts receivable—trade, net of allowances of $133 and $139, respectively	78,653	88,081
Accounts receivable—other	321	99
Inventories	63,772	69,670
Prepaid expenses and other current assets	7,525	9,308

Total current assets	280,842	266,086
Property and equipment, net	40,493	40,883
Intangible assets, net	11,397	11,565
Goodwill	43,900	43,030
Other assets	2,393	2,579

Total assets	$379,025	$364,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,190	$3,831
Accounts payable	28,616	29,617
Accrued expenses	37,744	40,785
Deferred revenue and customer advances	6,858	8,927

Total current liabilities	75,408	83,160
Term loan	24,631	46,917
Subordinated debt	—	18,000
Other long-term liabilities	10,784	11,447
Stockholders’ equity:
Common stock	2,727	2,422
Additional paid-in capital	807,481	751,511
Accumulated other comprehensive (loss)	(13,726)	(304)
Accumulated deficit	(528,280)	(549,010)

Total stockholders’ equity	268,202	204,619

Total liabilities and stockholders’ equity	$379,025	$364,143

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net product sales	$96,583	$97,122	$301,646	$181,466
Net service sales	7,060	8,302	21,443	25,081

Net sales	103,643	105,424	323,089	206,547
Cost of sales	59,658	61,869	188,807	119,050

Gross profit	43,985	43,555	134,282	87,497
Engineering and product development expenses	16,261	17,579	47,947	46,258
Selling, general and administrative expenses	21,010	23,295	62,904	52,133
Amortization of purchased intangible assets	446	540	1,486	1,157
Restructuring	530	1,422	1,468	3,581

Income (loss) from operations	5,738	719	20,477	(15,632)
Other income (expense):
Interest expense	(287)	(800)	(705)	(1,361)
Interest income	112	78	328	221
Bargain purchase gain	—	—	—	8,621
Other income, net	142	(46)	3,923	477

Income (loss) before provision for income taxes	5,705	(49)	24,023	(7,674)
Provision for income taxes	967	151	3,293	1,030

Net income (loss)	$4,738	$(200)	$20,730	$(8,704)

Net income (loss) per share:
Basic	$0.09	$(0.00)	$0.39	$(0.18)
Diluted	$0.09	$(0.00)	$0.38	$(0.18)
Weighted-average common and common equivalent shares used in computing net loss per share:
Basic	54,548	48,356	53,333	48,156
Diluted	55,131	48,356	54,143	48,156
Comprehensive income (loss):
Net income (loss)	$4,738	$(200)	$20,730	$(8,704)
Unrealized gain (loss) on marketable securities	5	7	8	98
Change in pension liability	(15)	—	81	—
Unrealized (loss) income on currency translation	(2,177)	446	(13,511)	822

Comprehensive income (loss)	$2,551	$253	$7,308	$(7,784)

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,730	$(8,704)
Add non-cash items:
Stock-based compensation	5,651	3,725
Bargain purchase gain	—	(8,621)
Depreciation and amortization	6,885	6,116
Gain on repayment of subordinated debt	(1,750)	—
Other	916	2,185
Changes in operating assets and liabilities:
Accounts receivable	2,665	3,070
Inventories	(163)	604
Prepaid expenses and other assets	2,384	628
Accounts payable	628	3,860
Accrued expenses	(1,376)	(6,422)
Deferred revenue and customer advances	(1,885)	(816)

Net cash provided by (used in) operating activities	34,685	(4,375)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	43,756	103,890
Purchases of available-for-sale securities	(61,862)	(50,049)
Cash paid for acquired businesses, net of cash acquired	(2,360)	(66,928)
Purchases of property and equipment	(4,732)	(2,871)

Net cash used in investing activities	(25,198)	(15,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from issuance of common stock, net of fees	52,136	—
Proceeds from borrowing of bank term loan, net of fees	—	48,735
Principal and interest payments of bank term loan	(23,990)	(1,250)
Repayment of subordinated debt	(16,250)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,993)	(793)
Proceeds from shares issued from employees’ stock purchase plan	481	412

Net cash provided by financing activities	10,384	47,104
Effect of exchange rate changes on cash and cash equivalents	(5,660)	108

Net increase in cash and cash equivalents	14,211	26,879
Cash and cash equivalents at beginning of period	59,269	28,235

Cash and cash equivalents at end of period	$73,480	$55,114

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

The historical financial results in this Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2015 give effect to the completion of the Company’s purchase of assets (the “Dover Acquisition”) from Dover Printing & Identification, Inc. (“Dover”) and its specified affiliates used exclusively or primarily in connection with Dover’s Everett Charles Technologies (including atg Luther & Maelzer) and Multitest businesses on December 1, 2013 (collectively, the “Acquired Businesses” or “ECT and Multitest”). See Note 3 for additional information related to the Dover Acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). These footnotes condense or omit information and disclosures which substantially duplicate information provided in the Company’s latest audited financial statements. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, including normal recurring accruals, necessary for a fair presentation of the results for the interim periods presented. The operating results for the three and nine months ended April 30, 2015 are not necessarily indicative of future trends or the Company’s results of operations for the entire fiscal year ending July 31, 2015.

Certain prior period amounts on the balance sheet have been reclassified to conform to the current period presentation. Net income and shareholders’ equity were not affected by these reclassifications. The Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Statements of Cash Flows for the three and nine months ended April 30, 2014 also reflect retroactive adjustments made by the Company to the bargain purchase gain reported as part of the Company’s acquisition of the ECT and Multitest businesses, which was reported in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2015	July 31, 2014
	(in thousands)
Material and purchased components	$23,983	$22,394
Work-in-process	24,157	23,806
Finished equipment, including inventory consigned to customers	15,632	23,470

Total inventories	$63,772	$69,670

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2015 and July 31, 2014, inventory was stated net of inventory reserves of $48.0 million and $45.3 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed of.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of April 30, 2015, the Company currently has one reporting unit to which the full balance of goodwill is allocated, its semiconductor test reporting unit. Based on ASC 350-20-35-3A, as of April 30, 2015, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	April 30, 2015	July 31, 2014
	(in thousands)
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	870	—

Total goodwill	$43,900	$43,030

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), and the Acquired Businesses and the merger with Credence Systems Corporation (“Credence”), and the acquisition of Titan consist of the following, and are included in intangibles asset, net on the Company’s Consolidated Balance Sheets:

		As of April 30, 2015
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest,atg-Luther & Maelzer, and Titan)	6-20	$29,990	$(26,676)	$3,314
Customer Relationships – ECT, Multitest, atg-Luther & Maelzer, and Titan	2	1,950	(977)	973
Maintenance agreements—ASL & Diamond	7	1,900	(1,561)	339
Trade Names	10	70	(3)	67
Non-compete Agreements	1	8	(4)	4

Total intangible assets		$33,918	$(29,221)	$4,697

		As of July 31, 2014
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, and atg-Luther & Maelzer)	6-10	$29,400	$(25,880)	$3,520
Customer Relationships – ECT, Multitest, atg-Luther & Maelzer	2	1,300	(498)	802
Maintenance agreements—ASL & Diamond	7	1,900	(1,357)	543

Total intangible assets		$32,600	$(27,735)	$4,865

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 4.7 years.

The Company expects the remaining amortization for these intangible asset as of April 30, 2015 to be:

Year ending July 31,	Amount (in thousands)
2015	$450
2016	1,243
2017	688
2018	487
Thereafter	1,829

Total	$4,697

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

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of April 30, 2015, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income, net, and were $(0.1) million and $(1.8) million, respectively for the three and nine months ended April 30, 2015 and $(0.3) million and $0.4 million, respectively for the three and nine months ended April 30, 2014. The functional currency of each of the Acquired Businesses is the local currency, predominantly Euro, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

Product Warranty Costs

Certain of the Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company generally offers a warranty for most of its products, the standard terms and conditions of which are based on the product sold and the customer. For all products sold, subject to a warranty, the Company accrues a liability for the estimated cost of standard warranty at the time of shipment. Factors that impact the warranty liability include the number of installed products, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts such amounts as necessary.

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the nine months ended April 30, 2015 and 2014:

	Nine Months Ended April 30,
Product Warranty Activity	2015	2014
	(in thousands)
Balance at beginning of period	$3,240	$1,217
Warranty reserve acquired from ECT and Multitest	—	1,970
Warranty expenditures for current period	(3,752)	(3,094)
Changes in liability related to pre-existing warranties	(339)	(96)
Provision for warranty costs in the period	4,154	2,997

Balance at end of period	$3,303	$2,994

Engineering and Product Development Expenses

The Company expenses all engineering and product development expenses as incurred. Expenses relating to certain software development costs, which were subject to capitalization in accordance with Topic 485, Software, to the FASB ASC, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were insignificant for the three and nine months ended April 30, 2015 and 2014.

Income Taxes

Provision for income taxes relates principally to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe partially offset by a tax benefit recorded as a result of the Dover Acquisition, and the release of reserves due to statute of limitation expirations.

As of April 30, 2015 and July 31, 2014, the Company’s total liability for unrecognized income tax benefits was $5.9 million and $6.6 million, respectively (of which $2.3 million and $3.0 million, respectively, if recognized, would impact the Company’s income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of April 30, 2015 and July 31, 2014, the Company had accrued approximately $0.9 million and $1.0 million, respectively, for potential payment of accrued interest and penalties.

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

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under various stock-based compensation plans, including the 2010 Stock Plan (“2010 Plan”), 2004 Stock Plan, 2001 Stock Plan, 1999 Stock Plan, and 1993 Stock Plan. In addition, the Company assumed the Credence 2005 Stock Incentive Plan in connection with its acquisition of Credence. The Company can only grant awards from the 2010 Plan.

During the three months ended April 30, 2015, the Company granted 112,167 Restricted Stock Units (“RSUs”), all of which are service-based and vest 25% per year for four years. The stock-based compensation expense related to these awards is recognized over their vesting periods.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (“Topic 718”). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three and nine months ended April 30, 2015, the Company recorded stock-based compensation expense of approximately $1.8 million and $5.7 million respectively, in connection with its share-based awards. For the three and nine months ended April 30, 2014, the Company recorded stock-based compensation expense of approximately $1.3 million and $3.7 million respectively, in connection with its share-based awards.

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

Reconciliation between basic and diluted net income (loss) per common share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income (loss)	$4,738	$(200)	$20,730	$(8,704)
Basic EPS:
Weighted average shares outstanding- basic	54,548	48,356	53,333	48,156
Basic income (loss) per share	$0.09	$(0.00)	$0.39	$(0.18)
Diluted EPS:
Weighted average shares outstanding- basic	54,548	48,356	53,333	48,156
Plus: impact of stock options and unvested RSUs	583	—	810	—

Weighted average shares outstanding- diluted	55,131	48,356	54,143	48,156
Diluted income (loss) per share	$0.09	$(0.00)	$0.38	$(0.18)

For the three and nine months ended April 30, 2015 and 2014, options to purchase approximately 25,000 shares and 500,000 shares, respectively, of common stock were not included in the calculation of diluted net loss per share because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. The calculation of diluted net loss per share also excludes 2.2 million RSUs for the three and nine months ended April 30, 2014 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
April 30, 2015
Due in less than one year	$32,803
Due in 1 to 3 years	24,288

Total marketable securities	$57,091

Total Amount
(in thousands)
July 31, 2014
Due in less than one year	$21,778
Due in 1 to 3 years	17,881

Total marketable securities	$39,659

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
April 30, 2015
Corporate	$12,257	$12,235
Government	25,327	25,105
Mortgage-Backed	2,601	2,600
Asset-Backed	16,906	16,887

Total	$57,091	$56,827

	Market Value	Amortized Cost
	(in thousands)
July 31, 2014
Corporate	$21,070	$20,884
Government	5,045	5,038
Mortgage-Backed	1,920	1,923
Asset-Backed	11,624	11,609

Total	$39,659	$39,454

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There was no other than temporary impairment losses recorded in the three and nine months ended April 30, 2015 or 2014.

The following table summarizes marketable securities and related unrealized gains and losses as of April 30, 2015 and July 31, 2014:

April 30, 2015	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$13,981	$(20)
Securities > 12 months unrealized losses	11,384	(13)
Securities < 12 months unrealized gains	18,822	11
Securities > 12 months unrealized gains	12,904	29

Total	$57,091	$7

July 31, 2014	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$5,101	$(19)
Securities > 12 months unrealized losses	9,739	(24)
Securities < 12 months unrealized gains	16,677	20
Securities > 12 months unrealized gains	8,142	23

Total	$39,659	$—

Property and Equipment

The Company records acquired property and equipment at cost. The Company provides for depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of April 30, 2015 and July 31, 2014 are summarized as follows:

	April 30, 2015	July 31, 2014	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$37,894	$45,572	5 or 7
Machinery, equipment and internally manufactured systems	42,725	43,388	3-7
Land	8,655	8,152	—
Building	11,177	11,157	10-40
Office furniture and equipment	2,858	3,209	3-8
Purchased software	615	455	3
Leasehold improvements	10,046	7,414	Lesser of lease term or useful life, not to exceed 10 years

Property and equipment, gross	113,970	119,347
Less: accumulated depreciation and amortization	(73,477)	(78,464)

Property and equipment, net	$40,493	$40,883

3. BUSINESS COMBINATIONS

Acquisition of Titan Semiconductor

On February 2, 2015, the Company completed an acquisition of substantially all of the assets and certain specified liabilities of Titan. The purchase price of Titan was approximately $2.4 million, which was paid in cash from the Company’s available cash-on-hand. Titan develops, manufactures and sells products for semiconductor test serving the automotive, RF/Wireless, and mixed signal test markets. The acquired products will be developed, supported, and marketed by Xcerra’s Contactors operating segment which is part of the Semiconductor Test Solutions reportable segment. The Company has recorded approximately $1.3 million and $0.9 million of intangible assets and goodwill, respectively, from this transition.

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

The overall fair value of the net assets acquired by the Company exceeded the amount paid, which resulted in the recognition of a bargain purchase gain by the Company during the fiscal year ended July 31, 2014 (fiscal 2014). This bargain purchase gain was recorded as a component of the other income (expense) section on the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). The Company believes it was able to acquire ECT and Multitest for less than the fair value of their net assets since ECT and Multitest had been held as discontinued operations by Dover for more than one year.

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

Supplemental Pro-Forma Information

The following unaudited pro-forma information presents the consolidated results of operations of the Company, and the Acquired Businesses, as if the Dover Acquisition had occurred as of August 1, 2014, with pro-forma adjustments to give effect to amortization of intangible assets and certain other adjustments (in thousands):

	Nine Months Ended April 30,
	2015	2014
	Actual	Pro-forma
Net sales	$323,089	$297,221
Net income (loss)	$20,730	$(12,747)

The unaudited pro forma net loss for the nine months ended April 30, 2014 includes $3.6 million of charges related to the Dover Acquisition for restructuring costs and approximately $0.6 million of acquisition costs, which were incurred after December 1, 2013. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the Dover Acquisition occurred at the beginning of the periods presented. The Company has included the actual results for the periods ended April 30, 2015 for comparative purposes.

4. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Segment Reporting

In accordance with the provisions of Topic 280, Segment Reporting (“ASC 280”), starting in fiscal 2014, the Company determined that it has seven operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, Interface Boards, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, the Company determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, the Company has two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers, Contactors, and Interface Boards operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins and Fixtures operating segments. This financial reporting structure was implemented effective as of December 1, 2013, the acquisition date of Multitest and ECT.

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

Segment information for the three and nine months ended April 30, 2015 and 2014 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended April 30, 2015
Net sales	$84,733	$18,910	$103,643
Income (loss) from operations	$6,445	$(707)	$5,738
Depreciation and amortization expense	$1,959	$345	$2,304

Three months ended April 30, 2014
Net sales	$85,548	$19,876	$105,424
Income (loss) from operations	$(4,816)	$5,535	$719
Depreciation and amortization expense	$2,364	$—	$2,364

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Nine months ended April 30, 2015
Net sales	$258,934	$64,155	$323,089
Income (loss) from operations	$17,299	$3,178	$20,477
Depreciation and amortization expense	$5,974	$1,121	$7,095

Nine months ended April 30, 2014
Net sales	$171,265	$35,282	$206,547
Income (loss) from operations	$(23,085)	$7,453	$(15,632)
Depreciation and amortization expense	$6,116	$—	$6,116

The Company is not disclosing total assets for each of its reportable segments as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker. Results of the Multitest and ECT business for the five months ending April 30, 2014 are included in the three and nine months ended April 30, 2014 segment information shown above.

Geographic Information

The Company’s net sales by geographic area for the three and nine months ended April 30, 2015 and 2014, along with its long-lived assets by location at April 30, 2015 and July 31, 2014, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Net sales:
United States	$24,672	$27,541	$86,577	$49,055
Malaysia	10,515	8,542	27,164	13,856
Hong Kong/China	9,005	8,215	31,939	17,287
Taiwan	13,937	14,220	37,380	38,606
Thailand	4,305	8,301	21,696	11,735
Philippines	17,069	11,119	37,755	16,708
Germany	7,584	7,686	25,181	14,248
Singapore	4,166	7,676	15,530	19,925
All other countries	12,390	12,124	39,867	25,127

Total Net Sales	$103,643	$105,424	$323,089	$206,547

Long-lived assets consist of property and equipment:

	April 30, 2015	July 31, 2014
	(in thousands)
Long-lived assets:
United States	$25,235	$25,300
Germany	9,101	9,198
Malaysia	3,385	3,598
Singapore	747	689
Japan	648	446
China	522	711
Philippines	304	391
Taiwan	139	107
All other countries	412	443

Total long-lived assets	$40,493	$40,883

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

5. RESTRUCTURING

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable.

During the three months ended April 30, 2015, the Company announced plans to reorganize certain parts of its Fixtures segment. As a result, the Company will close three facilities worldwide (two in the United States and one in Singapore) and reduce headcount in those locations. In connection with these plans, the Company incurred costs of approximately $0.5 million during the three months ended April 30, 2015.

As of April 30, 2015, the Company’s restructuring accrual also included obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate facilities during the fiscal years ended July 31, 2014 and 2009, as well as severance obligations payable related to headcount reductions from actions undertaken during fiscal 2014 and the nine months ended April 30, 2015.

During the nine months ended April 30, 2015, the Company relocated to other offices in certain jurisdictions, and incurred approximately $0.5 million in relocation costs, which were included in restructuring expense for the period. The remainder of the expense incurred during the nine months ended April 30, 2015 of $1.0 million was related to severance and other post- employment obligations for certain headcount reductions implemented during the period.

The following table sets forth the Company’s restructuring accrual activity for the nine months ended April 30, 2015 and April 30, 2014:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2014	$421	$2,131	$2,552
Additions to expense	967	501	1,468
Accretion	—	233	233
Cash paid	(711)	(1,521)	(2,232)

Balance April 30, 2015	$677	$1,344	$2,021

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$677	$825	$1,502
Other long-term liabilities	—	519	519

Balance April 30, 2015	$677	$1,344	$2,021

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2013	$2	$2,772	$2,774
Balance assumed from the Acquisition	447	—	447
Additions to expense	3,176	405	3,581
Accretion	—	197	197
Cash paid	(2,524)	(912)	(3,436)

Balance April 30, 2014	$1,101	$2,462	$3,563

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$792	$1,153	$1,945
Other long-term liabilities	309	1,309	1,618

Balance at April 30, 2014	$1,101	$2,462	$3,563

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

The Company is a defendant in a litigation matter incidental to the business that is related to customer expectations of test system performance for products that were shipped in 2006 by Credence. The Company does not believe the plaintiff’s claims have merit and is vigorously defending its position. An estimate of any potential loss cannot be made, and accordingly the Company has not accrued any amounts related to this matter.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2015 or July 31, 2014.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liability or costs that may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of April 30, 2015 or July 31, 2014.

As of April 30, 2015, the Company had approximately $43.7 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of April 30, 2015, are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2015	$1,817	$188	$2,005
2016	7,037	658	7,695
2017	5,439	403	5,842
2018	2,676	128	2,804
2019	1,991	44	2,035
Thereafter	4,682	—	4,682

Total minimum lease payments	$23,642	$1,421	$25,063

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30, 2015 and July 31, 2014:

	(in thousands)
	April 30, 2015	July 31, 2014
Accrued compensation	$17,025	$19,987
Accrued income and other taxes	4,476	3,672
Warranty reserve	3,303	3,240
Accrued commissions	2,271	2,154
Accrued vendor liability	1,253	1,120
Accrued restructuring	1,502	1,497
Accrued professional fees	1,246	1,912
Other accrued expenses	6,668	7,203

Total accrued expenses	$37,744	$40,785

8. LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2015	July 31, 2014
	(in thousands)
Bank Term Loan under Credit Agreement	$24,375	$48,125
Bank Term Loan – Commerzbank	3,491	3,841
Seller Financing - Promissory Notes	—	18,000

Total debt	27,866	69,966
Less: financing fees	(1,045)	(1,218)
Less: current portion	(2,190)	(3,831)

Total long-term debt	$24,631	$64,917

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
2015	$409
2016	2,575
2017	2,888
2018	3,825
Thereafter	18,169

Total	$27,866

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

The proceeds of the Term Loan were used to pay off $25.0 million of the outstanding indebtedness under the previous credit facility that was advanced to the Company pursuant to that certain credit agreement entered into on November 27, 2013 with ECT, SVB as lender, administrative agent and issuing lender, and the lenders from time to time party thereto (the “Original Credit Agreement”). As of December 15, 2014, no amounts remained outstanding under the credit facility issued under the Original Credit Agreement.

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

As the terms of the Credit Agreement were not substantially different from the terms of the Original Credit Agreement, the Company accounted for this transaction as a modification of debt, and accordingly continues to recognize deferred financing fees over the term of the Credit Agreement.

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of April 30, 2015, the interest rate in effect on the Facility was 2.63%.

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

The Company’s obligations under the Facility may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, the failure to comply with covenants, ERISA defaults, judgment defaults, bankruptcy and insolvency defaults and cross defaults to material indebtedness

As of April 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.

Seller Financing – Promissory Notes

As described in Note 3 above, pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, the Company issued promissory notes having an aggregate principal amount of $20.0 million to Dover. During the three months ended January 31, 2014, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million, when the company executed leases for two new facilities, which triggered a reduction to the notes in accordance with the provisions of the notes. On November 26, 2014, the Company repaid in full all outstanding amounts under these promissory notes. The $16.25 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less $1.75 million pursuant to a reduction in principal for which the Company was entitled under the original promissory notes. Such reduction related to prepayment of the promissory notes before January 1, 2015 and was recorded as a gain on repayment of subordinated debt as a component of other income in the nine months ended April 30, 2015 in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of this repayment during the interest-free period, the Company reversed approximately $0.9 million of accrued interest and recorded the benefit as a component of other income in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended April 30, 2015.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of April 30, 2015 and July 31, 2014:

		Fair Value Measurements at Reporting Date Using (in thousands)
April 30, 2015	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$73,480	$73,480	$—	$—
Marketable securities	57,091	5,692	51,399	—

Total assets	$130,571	$79,172	$51,399	$—

July 31, 2014	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$59,269	$59,269	$—	$—
Marketable securities	39,659	3,974	35,685	—

Total assets	$98,928	$63,243	$35,685	$—

(1)	Cash and cash equivalents as of April 30, 2015 and July 31, 2014 included cash held in operating accounts of approximately $71.5 million and $56.0 million, respectively that are not subject to fair value measurements. For purposes of this disclosure, they are included as having level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s long-term debt, which includes term loans (and seller-financed promissory notes for the period ended July 31, 2014) approximates fair value due to market interest. Long-term debt as of April 30, 2015 and July 31, 2014 was $26.8 million and $68.7 million, respectively. Within the hierarchy of fair value measurement, these are level 2 inputs.

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

The offering, and the follow-on option to sell additional shares, resulted in net proceeds to Xcerra, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.1 million. Xcerra used approximately $24.0 million of the net proceeds from the offering to repay a portion of the outstanding principal of Term Loan. The Company also used $16.3 million of the proceeds to repay promissory notes issued by Dover.

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors had authorized a stock repurchase program for up to $25 million of shares of the Company’s common stock. Under this program, the Company is authorized to repurchase shares of its common stock from time to time in open market transactions. The Company will determine the timing and amount of the transactions based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time and has no expiration date. During the three and nine months ended April 30, 2015 and the three and nine months ended April 30, 2014, the Company did not repurchase any shares under this program. Cumulatively, as of April 30, 2015, the Company has repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million since the inception of the program.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard takes effect for public companies for financial statements issued for fiscal years beginning after Dec. 15, 2015, and interim periods within those fiscal years. For private companies and not-for-profit organizations, the standard takes effect for fiscal years beginning after Dec. 15, 2015, and interim periods within fiscal years beginning after Dec. 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its financial position and results of operation.

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

On November 27, 2013, in anticipation of the completion of the Dover Acquisition and to fund the purchase price therefore we entered into a credit agreement (the Original Credit Agreement) with ECT (together with us, the Borrowers), Silicon Valley Bank, as lender, administrative agent and issuing lender (SVB), and the several lenders from time to time party thereto (the Lenders). The Original Credit Agreement provided for a senior secured credit facility in favor of the Borrowers in the aggregate principal amount of up to $55.0 million.

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

In November 2014, we prepaid the outstanding amounts under the promissory notes. The $16.25 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less a $1.75 million reduction triggered by the prepayment in full of the notes prior to January 1, 2015. As a result of this prepayment during the interest-free period, we reversed approximately $0.9 million of accrued interest. Both items were recorded as a component of other income in our Consolidated Statement of Operations and Comprehensive Income (Loss) for three and nine months ended April 30, 2015.

See Note 3 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to the Dover Acquisition.

There were no significant acquisition costs incurred during the three months ended April 30, 2015. Through July 31, 2014 we incurred an aggregate of approximately $4.2 million in expenses in connection with the Dover Acquisition, all of which were recognized in selling, general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Certification, or , FASB ASC. The functional currency of our tester group is the U.S. dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income, net, and were $0.1 million and $(1.8) million, respectively, for the three and nine months ended April 30, 2015 and $(0.3) million and $0.4 million, respectively, for the three and nine months ended April 30, 2014. The functional currency of each of our acquired businesses is local currency, predominantly Euro, Malaysian Ringitt and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

Valuation of Goodwill and Indefinite Lived Assets

We perform our annual goodwill impairment test as required under the provisions of Topic 350-10, Intangibles—Goodwill and Other to the FASB ASC (Topic 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, from our merger with Credence on August 29, 2008 and from the acquisition of Titan Semiconductor on February 2, 2015. During the three months ended April 30, 2015 we did not identify any triggering events that would result in an interim impairment test of goodwill.

There was no goodwill associated with the acquisition of the ECT, Multitest or atg-Luther & Maelzer businesses in the Dover Acquisition on December 1, 2013. As of April 30, 2015, we have one reporting unit to which the full balance of goodwill is allocated, our semiconductor test reporting unit.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of April 30, 2015 and July 31, 2014, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in thousands, except for percentage changes and per share data:

	Statement of Operations
	Three Months Ended April 30,			Nine Months Ended April 30,
	2015	2014	% Change	2015	2014	% Change
Net product sales	$96,583	$97,122	(1)%	$301,646	$181,466	66%
Net service sales	7,060	8,302	(15)	21,443	25,081	(15)

Net sales	103,643	105,424	(2)	323,089	206,547	56
Cost of sales	59,658	61,869	(4)	188,807	119,050	59

Gross profit	43,985	43,555	1	134,282	87,497	53
Engineering and product development expenses	16,261	17,579	(7)	47,947	46,258	4
Selling, general and administrative expenses	21,010	23,295	(10)	62,904	52,133	21
Amortization of purchased intangible assets	446	540	(17)	1,486	1,157	28
Restructuring	530	1,422	(63)	1,468	3,581	(59)

Income (loss) from operations	5,738	719	698	20,477	(15,632)	231
Other income (expense):
Interest expense	(287)	(800)	64	(705)	(1,361)	48
Interest income	112	78	44	328	221	48
Bargain purchase gain	—	—	—	—	8,621	(100)
Other income, net	142	(46)	409	3,923	477	722

Income (loss) before provision for income taxes	5,705	(49)	11,743	24,023	(7,674)	413
Provision for income taxes	967	151	540	3,293	1,030	220

Net income (loss)	$4,738	$(200)	2,469%	$20,730	$(8,704)	338%

Net income (loss) per share:
Basic	$0.09	$(0.00)		$0.39	$(0.18)
Diluted	$0.09	$(0.00)		$0.38	$(0.18)
Weighted average shares outstanding:
Basic	54,548	48,356		53,333	48,156
Diluted	55,131	48,356		54,143	48,156

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.6	58.7	58.4	57.6

Gross profit	42.4	41.3	41.6	42.4
Engineering and product development expenses	15.7	16.7	14.8	22.4
Selling, general and administrative expenses	20.3	22.1	19.5	25.2
Amortization of purchased intangible assets	0.4	0.5	0.5	0.6
Restructuring	0.5	1.3	0.5	1.7

Income (loss) from operations	5.5	0.7	6.3	(7.5)
Other income (expense):
Interest expense	(0.3)	(0.8)	(0.2)	(0.7)
Interest income	0.1	0.0	0.1	0.1
Bargain purchase gain	—	—	—	4.2
Other income, net	0.1	(0.0)	1.2	0.2

Income (loss) before provision for income taxes	5.4	(0.1)	7.4	(3.7)
Provision for income taxes	0.9	(0.1)	1.0	0.5

Net income (loss)	4.5%	(0.2)%	6.4%	(4.2)%

Three and Nine Months Ended April 30, 2015 Compared to the Three and Nine Months Ended April 30, 2014

Net sales. Net sales for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 were lower due principally to the impact of the weakening of the Euro compared to the U.S. dollar on certain revenues. Using the Euro rate in effect in the three months ended April 30, 2014, our Euro-denominated revenue for the three months ended April 30, 2015 would have been $9.0 million higher than actual results. Approximately 35% of revenue is invoiced in non-U.S. dollar currencies, with the predominant non-US currency being Euro. Net sales for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014 were higher due principally to net sales generated by our acquired businesses. Our net sales for the nine months ended April 30, 2014 only included net sales from our acquired businesses from December 1, 2013. The nine months ended April 30, 2015 includes net sales from the acquired businesses for nine months.

Gross profit. Gross profit was up slightly for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014 despite a slight decrease in revenue for the same period. The foreign exchange impact on revenue was partially offset by a reduction in costs of sales in line with the reduction in revenue for the same period. The increase in gross profit for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014 was due principally to gross profits generated by the operations of the Acquired Businesses acquired upon the completion of the Dover Acquisition in December 2013, and is commensurate with increased revenue for the comparative periods. The increase in gross profit for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014 was also the result of increased sales of higher margin products in our semiconductor test operating segment.

Engineering and product development expenses. The decrease in engineering and product development expenses for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 was due primarily to a decrease in consolidated operating expenses as a result of the weakening of the Euro compared to the U.S. dollar. The increase in engineering and product development expenses for the nine months ended April 30, 2015 as compared to the nine months ended April 30, 2014 was due primarily to product development expenses incurred by the Acquired Businesses, which were offset by lower costs of our semiconductor test segment as a result of headcount reductions that occurred in January 2014.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 was due to lower variable expenses, specifically commissions, on lower revenue for the comparative periods. Also driving the decrease was the weakening Euro as compared to the U.S.

dollar. The increase in selling, general and administrative expenses for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014 was due principally to expenses incurred by the Acquired Businesses, as well as higher variable commissions, bonuses and other costs on higher revenue for the comparative periods. These increased costs were partially offset by lower expenses due to the weakening of the Euro as compared to the U.S. dollar.

Amortization of purchased intangible assets. The decrease in amortization for the three months ended April 30, 2015 compared to the three months ended April 30, 2014 was a result of discounted cash flows of certain intangible assets, which were heavily weighted in the first year after the Dover Acquisition, as (most of the intangibles being amortized are related to the Dover acquisition). The Titan acquisition during the three months ended April 30, 2015 contributed approximately $20,000 of amortization expense. The increase in amortization for the nine months ended April 30, 2015 as compared to the nine months ended April 30, 2014 was a result of the addition of intangible assets from the Dover Acquisition and the Titan acquisition, which are being amortized over their expected useful lives.

Restructuring. The restructuring expense recorded in the three and nine months ended April 30, 2015 included $0.5 million and $1.0 million, respectively, of estimated severance and post-employment obligations related to headcount reductions during the period. The nine months ended April 30, 2015 also included of $0.5 million which was associated with costs to relocate certain facilities.

Interest expense. Interest expense decreased during the three and nine months ended April 30, 2015 as compared to the three and nine months ended April 30, 2014 as a result of the reduction in the outstanding principal amount of the SVB loan during the period. The SVB loan was reduced by $20.0 million in September 2014, and the remaining balance of $2.5 million was paid in full in December 2014. Interest expense for the nine months ended April 30, 2015 was also lower in the three and nine months ended April 30, 2015 as compared to the three and nine months ended April 30, 2014 due to the repayment of the seller-financed promissory notes from Dover, which were paid in full in November 2014 with no interest due. As a result, so accrued interest was reversed in.

Interest income. Interest income increased slightly during the three and nine months ended April 30, 2015 as compared to the three and nine months ended April 30, 2014 due to the composition of marketable securities held within our portfolio.

Other income, net. Other income, net includes approximately $0.1 million and $1.8 million, respectively, of foreign exchange gains for the three and nine months ended April 30, 2015 as compared to $(0.3) million and $0.4 million, respectively, for the three and nine months ended April 30, 2014. The increase was related to foreign exchange gains associated with the weakening of the Euro compared to the U.S. dollar in the nine months ended April 30, 2015, with the most significant impact in the three months ended January 31, 2015.

During the nine months ended April 30, 2015, we recognized a gain on repayment of subordinated debt from a reduction in our promissory notes obligation due to Dover of $1.75 million.

Provision for income taxes. We recorded an income tax provision of $1.0 million and $3.3 million, respectively, in the three and nine months ended April 30, 2015, which was primarily due to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe partially offset by a tax benefit recorded as a result of the Dover Acquisition, and the release of reserves due to statute of limitation expirations.

As of April 30, 2015 and July 31, 2014 our liability for unrecognized income tax benefits was $5.9 million and $6.6 million, respectively (of which $2.3 million and $3.0 million, respectively, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Comprehensive income (loss). During the three months and nine months ended April 30, 2015, we recognized $2.2 million and $13.5 million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Euro to the U.S. dollar in the nine months ended April 30, 2015. The impact of currency translation adjustment in the comparative periods was minimal.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the nine months ended April 30, 2015 (in millions):

Cash, cash equivalents and marketable securities at July 31, 2014	$98.9
Proceeds from Equity Offering, net of commissions paid	52.1
Capital expenditures	(4.7)
Principal and interest payments on bank term loans	(24.0)
Payment of subordinated debt	(16.3)
Cash paid for acquired businesses	(2.4)
Effect of exchange rate changes on cash	(5.7)
Other cash provided, primarily by operating activities, net	32.7

Cash, cash equivalents and marketable securities at April 30, 2015	$130.6

As of April 30, 2015, we had $130.6 million in cash and cash equivalents and marketable securities and net working capital of $205.4 million, as compared to $98.9 million of cash and cash equivalents and marketable securities and net working capital of $182.9 million at July 31, 2014. The increase in cash and cash equivalents and marketable securities was primarily due to net proceeds received of $52.1 million from our equity offering completed in September 2014, as well as cash provided by operations of approximately $34.7 million, partially offset by repayments of our bank term loan of $24 million and subordinated debt of $16.3 million during the nine months ended April 30, 2015.

Accounts receivable from trade customers, net of allowances, was $78.7 million at April 30, 2015 as compared to $88.1 million at July 31, 2014. This decrease was driven by lower revenue in the three months ended April 30, 2015 as compared to the three months ended July 31, 2014.

Purchases of property and equipment totaled $4.7 million for the nine months ended April 30, 2015, as compared to $2.9 million for the nine months ended April 30, 2014. This increase resulted from increased costs associated with the relocation of two newly acquired facilities.

Net cash provided by operating activities for the nine months ended April 30, 2015 was $34.7 million, as compared to net cash used in operating activities of $4.4 million for the nine months ended April 30, 2014. The net cash provided by operating activities for the nine months ended April 30, 2015 was primarily related to our net income of $20.7 million, adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $11.7 million and a decrease in working capital of $2.3 million. The net cash used in operating activities for the nine months ended April 30, 2014 was primarily related to our net loss of $8.7 million, adjusted for non-cash items including depreciation, amortization and stock based compensation of approximately $7 million, and an increase in working capital of $2.7 million.

Net cash used in investing activities for the nine months ended April 30, 2015 was $25.2 million, as compared to net cash used in investing activities of $16.0 million for the nine months ended April 30, 2014. The net cash used in investing activities for the nine months ended April 30, 2015 was primarily related to $61.9 million of purchases of available-for-sale securities, $4.7 million of purchases of property and equipment, and $2.4 million net cash paid for the Titan acquisition, which was offset by proceeds from sales of available-for-sale securities of $43.8 million. The net cash used in investing activities for the nine months ended April 30, 2014 was primarily related to $66.9 million of cash paid for the Acquired Businesses, net of cash received from the Dover Acquisition, $50.0 million of purchases of available-for-sale securities, and $2.9 million of purchases of property and equipment. This cash use was offset by $103.9 million from sales and maturities of marketable securities.

Net cash provided by financing activities for the nine months ended April 30, 2015 was $10.4 million, as compared to net cash provided by financing activities of $47.1 million for the nine months ended April 30, 2014. The net cash provided by financing activities for the nine months ended April 30, 2015 was related to $52.1 million of net proceeds from our issuance of common stock, $0.5 million of proceeds from shares issued from our employees’ stock purchase plan, offset in part by principal and interest payments of the bank term loan of $24.0 million, repayment of the promissory notes of $16.3 million, as well as payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises of $2.0 million. The net cash provided by financing activities for the nine months ended April 30, 2014 was related to $48.7 million of net proceeds from a bank term loan, offset in part by principal payments of the bank term loan of $1.3 million, as well as payments of tax withholdings for vested restricted stock units, net of proceeds from shares issued from our employee stock purchase plan.

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

The Credit Agreement requires that the Term Loan be repaid in quarterly installments, with 5% of the principal due the first year, 10% of principal due in each of the second and third years, 15% of principal due the fourth year, and a final payment of $15 million due on December 14, 2018. The outstanding balance of the Term Loan may, at the Borrowers’ option, be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the Credit Agreement.

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of April 30, 2015, the interest rate in effect on the Facility was 2.63%.

The proceeds of the Term Loan were used to pay off $25.0 million of the outstanding indebtedness under our previous credit facility that was advanced to us pursuant to that certain credit agreement entered into on November 27, 2013 with ECT, SVB, as lender, administrative agent and issuing lender, and the lenders from time to time party thereto. The balance of outstanding indebtedness of approximately $2.5 million was funded through our cash flow from operations. As of December 15, 2014, no amounts remained outstanding under this previous credit facility.

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

As of April 30, 2015, we were in compliance with all covenants under the Credit Agreement.

Seller Financing

As described above, pursuant to the Purchase Agreement, in connection with the closing of the Dover Acquisition, we issued promissory notes having an aggregate principal amount of $20.0 million to Dover. On November 26, 2014, we repaid in full all outstanding amounts under the promissory notes. The $16.25 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less a $1.75 million reduction triggered by the prepayment in full of the notes prior to January 1, 2015, and was recorded as a gain on repayment of subordinated debt as a component of other income in the three and nine months ended April 30, 2015 in our Consolidated Statements of Operations and Comprehensive Income (Loss).

We expect that the outstanding debt obligations under the Credit Agreement to have a material impact on our liquidity and capital resources in the near future.

Commitments and Contingencies

As of April 30, 2015, our major outstanding contractual obligations are related to our inventory purchase commitments, bank term loans, rental properties, other operating leases, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2015.

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

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2015.

During the month of April 2015 we had a fire in our Santa Clara manufacturing facility. Certain machinery used for our lamination process was damaged, and there was a delay in production for a short amount of time. Operations in the manufacturing facility are up and running. This event did not have a material impact on our results of operations or financial condition and we did not suffer any customer losses.

The aggregate outstanding amount of our contractual obligations was $43.7 million as of April 30, 2015. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of April 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2015	2016-2017	2018-2019	Thereafter
	(in thousands)
Contractual Obligations:
Inventory commitments	$43,714	$29,637	$13,903	$24	$150
Bank Loans principal and interest	30,119	600	6,750	20,430	2,339
Operating leases	25,063	2,005	13,537	4,839	4,682
Severance	677	157	520	—	—

Total Contractual Obligations	$99,573	$32,399	$34,710	$25,293	$7,171

Off-Balance Sheet Arrangements

As of April 30, 2015, we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the U.S. Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We sell capital equipment and peripheral connectivity products to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly cyclical, causing a cyclical impact on our financial results. Although industry conditions began to improve during the second half of the fiscal year ended July 31, 2014 (fiscal 2014) and into the first quarter of the fiscal year ending July 31, 2015, industry conditions were weak in the fiscal year ended July 31, 2012 (fiscal 2012), the fiscal year ended July 31, 2013 (fiscal 2013) and the first half of fiscal 2014. Our business declined in the second quarter of fiscal 2015 due to weak seasonality that typically occurs at this time of the year. Even if industry conditions continue to improve, a sustained industry recovery may not occur. The ability to forecast the business outlook for our industry is typically limited to three months. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

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

As of April 30, 2015, our outstanding indebtedness was approximately $27.9 million. During the nine months ended April 30, 2015 we repaid $40.4 million of our outstanding indebtedness. Although we repaid a portion of our outstanding indebtedness, we may incur additional indebtedness in the future. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We believe our cash, cash equivalents, and marketable securities balance of $130.6 million as of April 30, 2015 will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event; we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries that limit or restrict the amount of hazardous material in certain electronic components such as PCBs. One such regulation is Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 that restricts the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl (PBB) and polybrominated diphenyl ether (PBDE), except where exemptions apply, from July 1, 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the nine restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 28 Member States). Any interruption in supply due to the unavailability of restriction free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. As previously discussed, the failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

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

The semiconductor equipment and electronics manufacturing industries are highly competitive in all areas of the world. There are other domestic and foreign companies that participate in the markets for each of our products. Our competitors include Advantest Corporation and Teradyne Inc., Johnstech, MicroCraft, Cohu, Inc., SPEA, Shenzhen Mason Electronics Co., Ltd., Bojay, OXO, Sanmina, Interconnect Devices, Inc., QA Technology, and Ingun. Some of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities than we have.

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

Our operations and those of our customers and suppliers are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fires, earthquakes, hurricanes, volcanic eruptions, energy shortages, telecommunication failures, tsunamis, flooding or other natural disasters. Such disruption could materially increase our costs and expenses as well as cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. Any of these conditions could have a material adverse effect on our business, financial condition or results of operations.

Damage, interference or interruption to our information technology networks and systems could hinder business continuity and lead to substantial costs or harm to our reputation

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. Attacks by hackers or computer viruses, wrongful use of the information security system, careless use, accidents or disasters could undermine the defenses we have established for these systems and disrupt business continuity, which could not only risk leakage or tampering of information but could also result in a legal claim, litigation, damages liability or an obligation to pay fines. If this were to occur, our reputation could be harmed, we could incur substantial costs, and it may have a material adverse effect upon our financial condition and results of operations.

Our stock price is volatile.

In the twelve months ended April 30, 2015, our stock price ranged from a low of $7.39 to a high of $10.95. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

There were no sales of any of our securities that were not registered under the Securities Act of 1933 in the three months ended April 30, 2015. There were no repurchases of common stock in the three months ended April 30, 2015.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: June 9, 2015	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit Agreement, dated December 15, 2014, among the Registrant, Everett Charles Technologies LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2014).

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith