Form 10-K
period 2015-07-31
Xcerra Corp
filed 2015-10-14
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Large Accelerated Filer    ☐                 Accelerated Filer    ☒                 Non-Accelerated Filer    ☐

Smaller Reporting Company Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was $407,370,601

Number of outstanding shares of Common Stock as of October 7, 2015:    53,847,648

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

On June 12, 2015, we announced that we had executed a non-binding letter of intent to sell our semiconductor test interface board business based in Santa Clara, CA (Interface Board Business) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively, Fastprint), and on September 8, 2015, we entered into a definitive and binding Asset Purchase Agreement with Fastprint for the sale of the Interface Board Business (the Purchase Agreement).

Pursuant to the Purchase Agreement, we will sell and transfer to Fastprint certain assets used in or primarily related to the Interface Board Business, and will assign, and Fastprint will assume, certain specified liabilities associated with the Interface Board Business, along with the transfer of the employees associated with that business. The purchase price for the Interface Board Business is $23.0 million. $20.7 million is due at closing, with $2.3 million payable upon the first anniversary of the closing of the transaction, subject to claims for indemnification by Fastprint, if any, prior to that time. The deal is expected to close by October 30, 2015, pending the satisfaction of customary closing conditions, including applicable governmental approvals.

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

Our Multitest business designs and manufactures products used in the testing of integrated circuits, including test handlers, and test contactors. Our ECT business designs and manufactures equipment and consumables that are used in the testing of bare and loaded printed circuit boards. ECT, which operates under the brand names atg-Luther & Maelzer and Everett Charles Technologies, offers a complete line of PCB testing solutions, including flying probe and universal grid testers, test fixtures and probes.

The acquisition of Multitest and ECT has enabled us to address a greater portion of the semiconductor test industry and has provided access to the broader electronics manufacturing industry. We believe this acquisition has several strategic benefits, including: (i) broadening our semiconductor test product portfolio and uniquely positioning us as a total test cell solutions provider, (ii) enabling us to cross-sell across multiple product lines, (iii) doubling our total addressable market from our estimate of approximately $2.3 billion to more than $5.1 billion, (iv) adding consumable and service-based, recurring revenue components to our business and (v) broadening our customer base to include companies such as Cisco, HP, IBM, Microsoft, SanDisk and TTM Technologies, among others.

Semiconductor designers and manufacturers worldwide use our test and handling equipment and interface products (test contactors and probe pins) to test their devices during the manufacturing process. The devices our products test are incorporated into a wide range of products, including personal computers; mobile internet equipment such as wireless access points and interfaces; broadband access products such as cable modems and set top boxes; personal communication and entertainment products such as mobile phones and tablets; consumer products such as televisions, videogame systems and digital cameras; automobile electronics; and power management devices used in portable and automotive electronics.

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

The chart below displays the semiconductor and PCB manufacturing processes and identifies the product and service offerings at the various steps where our systems or products are used:

Image of semiconductor wafer courtesy of Taiwan Semiconductor Manufacturing Co., Ltd.

For our semiconductor test-related businesses we focus our marketing and sales efforts on integrated device manufacturers (IDMs); outsourced semiconductor assembly and test providers (OSATs), which perform assembly and testing services for the semiconductor industry; and fabless semiconductor companies, which design integrated circuits but have no manufacturing capability. We offer our customers a comprehensive portfolio of semiconductor test systems, test handlers and interface products and provide a global network of strategically deployed applications and support resources. Representative customers include Bosch, HiSilicon, MediaTek, Microchip Technology, Novatek, NXP, Skyworks, ST Microelectronics, and Texas Instruments. For our PCB test systems and PCB assembly test fixtures and design services, we focus our marketing and sales efforts on the manufacturers of PCBs, as well as the companies into whose products the PCBs are incorporated. Representative customers for these businesses include AT&S, Continental, Microsoft, Samsung, TTM Technologies and Wurth.

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

We are headquartered and have a development facility in Norwood, Massachusetts. We also have manufacturing and other development facilities located in Milpitas, Santa Clara and Fontana, California; Rosenheim, Germany; Wertheim, Germany; Shenzhen, China; Singapore; Yerevan, Armenia and Penang, Malaysia and sales and service facilities located across the world to support our customer base. Following the sale of our Interface Board Business to Fastprint, we will no longer operate a facility in Santa Clara, California.

We were incorporated in Massachusetts in 1976 as LTX Corporation. In connection with our August 2008 merger with Credence Systems Corporation, we changed our name to LTX-Credence Corporation and, following the acquisition of our Multitest and ECT businesses, we changed our name to Xcerra Corporation in May 2014. Our principal executive offices and global headquarters are located at 825 University Avenue, Norwood, Massachusetts 02062, and our telephone number is 781-461-1000. Our common stock trades on the NASDAQ Global Market under the symbol “XCRA.” The terms “Xcerra,” the “Company,” “we,” “our,” and “us” refer to Xcerra Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, in the “Investors” section of our website at www.xcerra.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

Products and Services

We offer a wide range of products and services to the semiconductor and electronics manufacturing industries, including semiconductor automated test equipment (ATE), test handlers, bare board PCB test equipment, test contactors, probe pins and loaded PCB test fixtures. In accordance with the provisions of Financial Accounting Standards Board (FASB) Topic 280, Segment Reporting to the FASB ASC (ASC 280), for the fiscal year ended July 31, 2015 (fiscal 2015), we determined that we have six operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, we determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, we have two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers, and Contactors operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins, and Fixtures operating segments. This financial reporting structure was implemented effective as of December 1, 2013, the acquisition date of Multitest and ECT. Refer to Note 10, Segment, Industry and Geographic and Significant Customer Segment Information, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

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

Listed below is a summary of our various product offerings:

Semiconductor ATE Solutions. Semiconductor automated test equipment is used to test a device at two different points in the manufacturing process; first after it has been fabricated but before it has been packaged and then again after it has been packaged, in both cases to eliminate non-functioning parts. Our semiconductor ATE solutions consist of three scalable platforms focused primarily on the system on a chip (SoC) market. Our Diamond series platform offers high-density packaging for low-cost testing of microcontrollers and cost sensitive consumer and digital-based ASSP and ASIC devices. Our X-Series platform offers configurations for optimal testing of analog-based ASSP and ASIC, power, automotive, mixed signal and RF applications. Our ASL platform is a market leader for testing linear, low-end mixed signal, precision analog and power management devices.

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

Semiconductor Load Boards. Semiconductor load boards are circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, that is being tested. We are focused on the high-end segment of the market and design and manufacture high pin count, high aspect ratio and fine pitch products. Typically, each new semiconductor device design requires the use of a specific semiconductor load board. On September 8, 2015, we agreed to sell this Interface Board Business to Fastprint pursuant to the Purchase Agreement. As a result, certain assets, including this product line, are included as assets held for sale in our consolidated balance sheets at July 31, 2015 and 2014.

Test Contactors. Test contactors are used in the final test of semiconductor devices and serve as the interface between the test handler and the semiconductor device under test. Test contactors are specific to individual semiconductor device designs, need to be replaced frequently and grow with the number of devices tested in parallel. We offer a wide range of test contactors for standard, power and RF markets.

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

Services. Our worldwide service organization is capable of performing installations and necessary maintenance of test and handling systems sold by us, including routine servicing of spare parts manufactured by third parties. We provide various parts and labor warranties on test and handling systems and instruments designed and manufactured by us and warranties on certain components that have been purchased from other manufacturers and incorporated into our test and handling systems. We also provide training on the maintenance and operation of test and handling systems we sell. Service revenues from our LTX-Credence maintenance and service contracts were $28.6 million, or 8% of net sales, in fiscal 2015; $33.3 million, or 10% of net sales, in the fiscal year ended July 31, 2014 (fiscal 2014); and $34.0 million, or 22.4% of net sales, in the fiscal year ended July 31, 2013 (fiscal 2013).

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

Our engineering strategy for our test products includes continued development of our Diamond, X-Series and ASL platforms. Leveraging both hardware and software technologies across platforms is a key objective moving forward as we convert our knowledge and expertise into cost-effective solutions. The development and release of the Diamondx, ASLx and PAx products are examples of our technology leveraged focus on the tester side. For our handler products, we are focused on continued development of our MT2168 and InCarrier solutions. For our printed circuit board test equipment we are focused on continued development of flying probe test technology and enhancements to our grid array test products.

Sales and Distribution

We sell our products through a combination of a worldwide internal direct sales organization and external distributors for each of our reportable segments. Our direct sales organization is structured around key accounts, with a sales force of 139 people as of July 31, 2015. We also use third party distributors to sell our products in certain markets such as in Taiwan, China, Japan, South Korea, and other countries in Southeast Asia.

Our sales to customers outside the United States are primarily denominated in United States dollars. Our sales outside the United States composed 79%, 78%, and 83% of total net sales in fiscal 2015, 2014, and 2013, respectively. See Note 10 to our Consolidated Financial Statements for additional information relating to revenues derived from sales to customers outside the United States.

Customers

	For the fiscal years ended July 31,
	2015	2014	2013
The following customers had net sales in excess of 10% of our total net sales for the periods indicated:
Spirox (1)	13%	17%	27%
Texas Instruments	<10%	<10%	12%

Net sales to the top ten customers were 54%, 51%, and 70% of net sales in fiscal 2015, 2014, and 2013, respectively.

(1)	Spirox is our third-party sales distributor for Taiwan and China. There are no end customers sold through Spirox that represent greater than 10% of our net sales for any period presented.

A representative list of our customers includes:

Amkor	Intersil	Renesas
Anadigics	KYEC	RichTek
Analog Devices	Linear Technology Corporation	Samsung
AT&S	Maxim Integrated Products	Sigurd
Atmel	Mediatek	Skyworks Solutions
ams AG	Melexis	Spirox
ASE	Microchip Technology	STATSChipPac
Robert Bosch GmbH	Microsoft	STMicroelectronics
Carsem	Murata	Texas Instruments
Continental	Nordic Semiconductor	TTM Technologies
Elmos	NXP	Unisem
Giga Solution	OnSemiconductor	UTAC
HiSilicon	Qorvo	Wurth
Infineon Technologies

We have concentrated our sales and support efforts on those semiconductor companies from which we believe we will receive the most return for our efforts. We believe that sales to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future.

Manufacturing and Supply

We manufacture our products using a combination of internal and outsourced manufacturing solutions. We use Jabil Circuit as our outsourced partner for the manufacturing of our X-Series, ASL and Diamond products, and internal resources for the majority of our other products. During late fiscal 2015 we began moving the manufacturing of certain of our fixtures products to Jabil.

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

Our primary competitors in the market for semiconductor test systems include Advantest Corporation and Teradyne Inc. These companies have a substantially larger share of the ATE market, greater financial and other resources, and have a larger installed base of equipment than we do. Our primary competitor in the handler and contactor markets is Cohu, Inc. We expect our competitors to enhance their current products, introduce new products which may have comparable or better price and performance than ours, diligently defend their existing customer accounts, and attempt to grow their market share. In addition, new competitors, including semiconductor manufacturers themselves, may offer new testing technologies, which may compete with or otherwise reduce the value of our product lines.

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

•

Strong recurring revenue model enables through-cycle profitability. Our acquisition of Multitest and ECT more than doubled our recurring revenue base, which now comprises approximately 50% of our total revenue. Our consumables products are unit driven, recurring in nature, and less volatile during cycle downturns compared with our capital equipment products.

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

Backlog

At July 31, 2015, our backlog of unfilled orders for all products and services was $56.7 million, compared with $97.3 million at July 31, 2014. The $40.6 million, or 42%, decrease was primarily due to lower bookings during fiscal 2015. Historically, our test systems generally ship within twelve weeks of receipt of a customer’s purchase order. Our probes and contactors generally ship within one to three weeks of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period.

The backlog as of July 31, 2015 for our reportable segments was as follows (in millions):

Semiconductor Test Solutions	$47.4
Electronic Manufacturing Solutions	$9.3

Total	$56.7

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

Employees

At July 31, 2015, we had 1,722 employees and temporary workers. None of our employees is represented by a labor union, and we have experienced no work stoppages during our history. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to retain these employees and attract new, highly-skilled employees. We consider relations with our employees to be good.

Environmental Affairs

Our facilities are subject to numerous laws and regulations designed to protect the environment. We do not anticipate that compliance with these laws and regulations will have a material effect on our capital expenditures, results of operations, or financial condition.

Item 1A.	Risk Factors

This Annual Report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “should,” “intends,” “estimates,” “seeks” or similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. If any of these risks were to occur, our business, financial condition, results of operations or prospects, could be materially and adversely affected. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. We do not assume any obligation to update any forward-looking statement we make.

Our mergers and acquisitions may be costly, be difficult to integrate, disrupt our business, dilute stockholder value, and divert management attention, which may limit our ability to realize the anticipated benefits of such transactions.

We have in the past, and may in the future, seek to acquire or invest in businesses, products, technologies or engineers which could put a strain on our resources, result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill, cause ownership dilution to our stockholders and adversely affect our financial results. Additionally, we may fund future acquisitions by utilizing our cash, raising debt, issuing shares of our common stock, or by other means, which could subject us to the risks described below in “We may need financing, which could be difficult to obtain.” We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could materially adversely affect our business, financial condition and results of operations.

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

Our primary market is the highly volatile semiconductor industry, which causes significant fluctuations in our financial results.

We sell capital equipment and peripheral connectivity products to companies that design, manufacture, assemble, and test semiconductor devices. The semiconductor industry is highly volatile, causing significant fluctuations on our financial results. Our business typically is negatively impacted in the second quarter of each fiscal year due to weak seasonality that occurs at this time of the year. The ability to forecast the business outlook for our industry is typically limited to three months. Regardless of our outlook and forecasts, any failure to expand in cycle upturns to meet customer demand and delivery requirements or contract in cycle downturns at a pace consistent with the industry could have an adverse effect on our business.

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

The semiconductor and electronics manufacturing industries are highly concentrated, and a small number of semiconductor device manufacturers, contract assemblers, and electronics manufacturers account for a substantial portion of the purchases of capital equipment generally, including our equipment. Our top customer in fiscal 2015 and 2014 was Spirox, which accounted for 13% and 17%, respectively, of our net sales in those years. In fiscal 2013, our top customers were Spirox and Texas Instruments, which accounted for 27% and 12% of our net sales, respectively. Sales to the top ten customers were 54%, 51%, and 70%, of net sales in fiscal 2015, 2014, and 2013, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

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

Our debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt.

As of July 31, 2015, our outstanding indebtedness was approximately $27.5 million. During fiscal 2015 we repaid $40.7 million of our outstanding indebtedness. Although we repaid a portion of our outstanding indebtedness, we may incur additional indebtedness in the future. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may not be able to meet our debt service obligations, including our obligations under a Credit Agreement (the Credit Agreement) with ECT (together with us, the Borrowers), Silicon Valley Bank, as lender, administrative agent and issuing lender (SVB), and the several lenders from time to time part thereto (the Lenders) dated December 15, 2014. The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility, in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to us on December 15, 2014 (Facility). If we are unable to maintain certain financial covenants, we would be in default under the Facility, which could permit the Lenders to accelerate the maturity of the Facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results, and could force us to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

We may need additional financing, which could be difficult to obtain or limit our operational flexibility.

We believe our cash, cash equivalents, and marketable securities balance of $138.5 million as of July 31, 2015 will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

Our quarterly and annual operating results are affected by a wide variety of factors that have had and could continue to have material and adverse effects on our financial condition and stock price or lead to significant variability in our operating results or our stock price, including the following:

•	the fact that sales of a limited number of test systems may account for a substantial portion of our net sales in any particular fiscal quarter,

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix,

•	the configurations of test systems sold,

•	the customers to whom we sell our test systems, or

•	volume;

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

The U.S. Securities and Exchange Commission has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These rules and verification requirements, which have applied to our activities since 2013 and will apply to our activities going forward, impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 79% of our revenues for fiscal 2015, 78% of our revenues for fiscal 2014 and 83% of our revenues for fiscal 2013. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier for our test systems in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price is volatile.

In the twelve months ended July 31, 2015, our stock price ranged from a low of $6.10 to a high of $10.92. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill and indefinite-lived intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with FASB Topic 350, Intangibles—Goodwill and Other to the FASB ASC. We also review our other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.

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

Fluctuation in foreign currency exchange rates may adversely affect our results of operations and financial position.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information about our principal facilities:

Location	Reportable Segment	Major Activities	Approximate Square Feet of Floor Space
Properties Owned (1):
Rosenheim, Germany	Semiconductor Test Solutions	2, 4, 5	216,500
Wunstorf, Germany	Electronic Manufacturing Solutions	4	42,000
Penang, Malaysia	Semiconductor Test Solutions	2, 3, 4	18,000

Properties Leased:
Milpitas, California	Semiconductor Test Solutions	2, 4, 5	178,000
Norwood, Massachusetts	Semiconductor Test Solutions	1, 2, 4, 5	56,400
Fontana, California	Electronic Manufacturing Solutions	2, 3, 4, 5	33,700

Other Properties Leased:
North America (1)	Semiconductor Test Solutions	2, 4	25,100
	Electronic Manufacturing Solutions	2, 3, 4	43,500
Europe (1)	Semiconductor Test Solutions	2, 4	117,500
	Electronic Manufacturing Solutions	2, 3, 4, 5	31,800
Asia	Semiconductor Test Solutions	2, 4, 5	57,900
	Electronic Manufacturing Solutions	2, 3, 4, 5	81,900

(1)	On September 8, 2015, we signed the Purchase Agreement, pursuant to which we agreed to sell the Interface Boards Business based in Santa Clara, to Fastprint. As a result, certain properties and leases, including our Santa Clara, California property, are included as assets Held for Sale in our accompanying balance sheet and have been removed from this table.

Major activities have been separated into the following categories: 1. Corporate Administration/Principal Executive Offices and Global Headquarters, 2. Sales, Service and Customer Support, 3. Manufacturing, 4. Engineering and Product Development, and 5. Marketing, Finance and General Administration

We also own 9.4 acres of land in Hillsboro, Oregon as a result of our merger with Credence in 2008.

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

Our common stock trades on the NASDAQ Global Market under the symbol XCRA. The following table shows the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2015
First Quarter	$10.92	$7.46
Second Quarter	9.34	7.66
Third Quarter	10.63	7.39
Fourth Quarter	10.43	6.10
Fiscal Year Ended July 31, 2014
First Quarter	$7.30	$4.05
Second Quarter	8.99	6.04
Third Quarter	10.54	8.18
Fourth Quarter	10.95	8.40

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

As of September 15, 2015, we had approximately 230 stockholders of record of our common stock.

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 15, 2011 through July 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2011 program-9/15/2011	—	$—	—	$25,000,000
Fiscal year ended 7/31/2012	1,652,394	$5.84	1,652,394	$15,474,033
Fiscal year ended 7/31/2013	1,642,272	$5.50	1,642,272	$6,265,866
Fiscal year ended 7/31/2014	—	$—	—	$6,265,866
Fiscal year ended 7/31/2015	—	$—	—	$6,265,866

Total	3,294,666	$5.67	3,294,666

(1)	On September 15, 2011, our Board of Directors authorized a stock repurchase program, pursuant to which we were authorized to repurchase up to $25 million of our common stock from time to time in open market transactions. The repurchase program could be suspended or discontinued at any time and had no expiration date.
(2)

On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Repurchase Plan”). This repurchase program supersedes the 2011 repurchase program, and as a result there are no shares available for repurchase under the 2011 plan. As of the October 7, 2015, we have repurchased 1,206,605 shares for $7.4 million under the 2015 Repurchase Plan.

Securities Authorized for Issuance under Equity Compensation Plans

Under our equity compensation plans, we can issue stock options and restricted stock units (RSUs). The following table shows information relating to our equity compensation plans as of July 31, 2015.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	2,199,214	$8.16	4,632,441	*
Equity compensation plans not approved by security holders	—	—	—

Total	2,199,214	$8.16	4,632,441	*

*	Includes 428,916 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code (IRC).

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2015 are derived from our audited consolidated financial statements.

	Fiscal Years Ended July 31, (In thousands except per share data)
	2015 (1)	2014 (1)	2013	2012	2011
Consolidated Statements of Operations Data:
Net sales	$397,978	$305,106	$151,982	$132,134	$249,530
Cost of sales	218,064	165,248	71,223	63,637	95,290
Engineering and product development expenses	64,157	60,733	52,314	49,864	52,697
Selling, general and administrative expenses	82,124	77,017	39,253	36,348	48,968
Amortization of purchased intangible assets	1,834	1,936	1,582	3,163	5,961
Restructuring	2,206	3,943	476	1,104	363

Income (loss) from continuing operations	29,593	(3,771)	(12,866)	(21,982)	46,251
Bargain purchase gain	—	8,621	—	—	—
Other income (expense), net	4,513	(1,992)	464	1,175	13,512

Income (loss) from continuing operations before provision for income taxes	34,106	2,858	(12,402)	(20,807)	59,763
Provision for (benefit from) income taxes	2,588	767	(275)	(938)	(315)

Income (loss) from continuing operations	31,518	2,091	(12,127)	(19,869)	60,078
Loss from discontinued operations, net of tax	(3,292)	(1,258)	—	—	—

Net income (loss)	$28,226	$833	$(12,127)	$(19,869)	$60,078

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.59	$0.04	$(0.25)	$(0.40)	$1.22
Net loss from discontinued operations, net of tax	(0.06)	(0.02)	—	—	—

Basic net income (loss) per share	$0.53	$0.02	$(0.25)	$(0.40)	$1.22

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.58	$0.04	$(0.25)	$(0.40)	$1.19
Net loss from discontinued operations, net of tax	(0.06)	(0.02)	—	—	—

Diluted net income (loss) per share	$0.52	$0.02	$(0.25)	$(0.40)	$1.19

Weighted average common shares used in computing net income (loss) per share:
Basic	53,658	48,214	47,719	49,080	49,398
Diluted	54,531	49,150	47,719	49,080	50,415
Consolidated Balance Sheet Data:
Working capital	$225,337	$192,109	$147,393	$163,569	$185,684
Property and equipment, net	31,450	32,153	16,647	18,229	20,827
Total assets	387,475	364,143	247,601	267,068	302,115
Total debt	26,447	68,748	—	—	—
Stockholders’ equity	278,468	204,619	198,497	215,704	240,720
Other Information:
Current ratio	4.04	3.31	4.91	5.33	5.08
Asset turnover	1.02	0.84	0.61	0.49	0.83
Debt as a percentage of total capitalization	8.7%	25%	—	—	—
Purchases of property and equipment	$4,389	$7,743	$2,769	$3,328	$6,769
Depreciation and amortization	$8,084	$8,060	$8,044	$10,917	$17,655

(1)	The selected consolidated financial data for the fiscal years ended July 31, 2015 and July 31, 2014 includes the results of our Multitest, ECT and atg-Luther & Maelzer businesses, which we acquired from Dover Corporation on December 1, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global provider of test and handling capital equipment, interface products, test fixtures and related services to the semiconductor and electronics manufacturing industries. We design, manufacture and market products and services that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. We operate in the semiconductor and electronics manufacturing test markets through our atg-Luther & Maelzer, Everett Charles Technologies (ECT), LTX-Credence and Multitest businesses. We have a broad spectrum of semiconductor and printed circuit board (PCB) test expertise that drives innovative new products and services and our ability to deliver fully integrated semiconductor test solutions. For more information on our business and industry, please refer to Part 1, Item I of this Form 10-K, Business Introduction and Industry Overview.

On September 17, 2014, we closed an underwritten public offering of 4,682,927 shares of our common stock at $10.25 per share. We also granted to the underwriters a 30-day option to purchase up to an aggregate of 702,439 additional shares of common stock to cover over-allotments which they exercised on September 22, 2014. All of the shares were sold by us pursuant to an effective shelf registration statement previously filed with the SEC.

The offering, and the follow-on option to sell additional shares, resulted in net proceeds to Xcerra, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.1 million. We used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of our bank term loan with SVB and syndicate. We also used approximately $16 million to repay subordinated debt issued in connection with the Dover acquisition.

On February 2, 2015, we completed an acquisition of substantially all of the assets and certain specified liabilities of Titan Semiconductor LLC (“Titan”). The purchase price of Titan was approximately $2.4 million, which was paid in cash from our available cash-on-hand. Titan develops, manufactures and sells products for semiconductor test serving the automotive, RF/Wireless, and mixed signal test markets. The acquired products will be developed, supported, and marketed by our Contactors operating segment which is part of the Semiconductor Test Solutions reportable segment. We have recorded approximately $1.4 million and $0.8 million of intangible assets and goodwill, respectively, from this transaction.

On June 12, 2015 we announced that we had executed a non-binding letter of intent to sell our semiconductor test interface board business based in Santa Clara, CA (“Interface Board Business”) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively, “Fastprint”), and on September 8, 2015, we entered into a definitive and binding Asset Purchase Agreement with Fastprint for the sale of the Interface Board Business (the Purchase Agreement).

Pursuant to the Purchase Agreement, we will sell and transfer to Fastprint certain assets used or primarily related to the Interface Board Business, and will assign, and Fastprint will assume, certain specified liabilities associated with the Interface Board Business, along with the transfer of the employees associated with that business. The purchase price for the Interface Board Business is $23.0 million. $20.7 million is due at closing with $2.3 million payable upon the first anniversary of the closing of the transaction, subject to claims for indemnification by Fastprint, if any, prior to that time. The deal is expected to close by October 30, 2015, pending the satisfaction of customary closing conditions, including applicable governmental approvals. Following the closing, we plan to enhance our integrated test cell solutions by offering expanded services on a global basis to our customers through a preferred supplier agreement with Fastprint.

On December 1, 2013, we acquired the Multitest and ECT businesses of Dover Printing & Identification, Inc. (Dover) for $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt, and $20.0 million was paid by the issuance of promissory notes. Pursuant to the Master Sale and Purchase Agreement entered into with Dover and, solely for the limited purposes set forth in the Dover Purchase Agreement, Dover Corporation (Dover Parent), on September 6, 2013 (the Dover Purchase Agreement), the cash purchase price was increased by $12.5 million to reflect, among other required adjustments, specified cash balances held by the acquired businesses, acquired indebtedness, certain transaction costs, employee-related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover Corporation in connection with the satisfaction of certain conditions. See The Dover Acquisition below for more information on this transaction.

Our Multitest business designs and manufactures products used in the testing of integrated circuits, including test handlers, and test contactors. Our ECT business designs and manufactures equipment and consumables that are used in the testing of bare and loaded printed circuit boards. ECT, which operates under the brand names atg-Luther & Maelzer and Everett Charles Technologies, offers a complete line of PCB testing solutions, including flying probe and universal grid testers, test fixtures and probes.

The Dover Acquisition

On September 6, 2013, we entered into the Dover Purchase Agreement. Pursuant to the Purchase Agreement, we purchased from Dover or its specified affiliates (collectively, the Sellers) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the ECT Business, and such assets and intellectual property, the ECT Assets) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, and semiconductor test contactors and sockets, and the provision of services related thereto (the MT Business, and such assets and intellectual property, the MT Assets). We also assumed certain specified liabilities of the Sellers related primarily or exclusively to the ECT Business and MT Business (together, the Acquired Businesses) or the Acquired Assets (as defined below). Under the Dover Purchase Agreement, we also acquired all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates that are engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the Acquired Shares). The ECT Business and the MT Business are collectively referred to as the Acquired Businesses and the ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the Acquired Assets. The asset and share purchase transactions effected pursuant to the Dover Purchase Agreement are collectively referred to as the “Dover Acquisition.” On December 1, 2013, we completed the Dover Acquisition pursuant to the Dover Purchase Agreement.

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

On December 15, 2014, the Borrowers entered into a credit agreement (Credit Agreement) with SVB. The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility (Term Loan), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to us on December 15, 2014 (Facility).

The proceeds of the Term Loan were used to pay off $25.0 million of the outstanding indebtedness under our previous credit facility that was advanced to us pursuant to the Original Credit Agreement. As of December 15, 2014, no amounts remained outstanding under the Original Credit Agreement.

See Liquidity and Capital Resources for more information regarding our obligations and expected impact to our liquidity from the Credit Agreement.

Pursuant to the Dover Purchase Agreement, in connection with the closing of the Dover Acquisition, we paid the Sellers an aggregate purchase price of $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes by us to the certain Sellers in the original principal amount of $20.0 million. Pursuant to the Dover Purchase Agreement entered into with Dover Corporation on September 6, 2014, the cash purchase price was increased by $12.5 million, to reflect, among other required adjustments, specified cash balances held by the Acquired Businesses as of the closing of the Dover Acquisition, acquired indebtedness, certain transaction costs, employee-related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover Corporation in connection with the satisfaction of certain conditions. After giving effect to the post-closing purchase price adjustments described above, and including the reduction in the promissory notes, the aggregate purchase price paid to the Sellers was $106.0 million.

Subject to certain conditions, the original principal amount of the promissory notes was subject to reduction upon written certification from us to Dover prior to January 1, 2015 of certain specified events related to our relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, we executed leases for two new facilities, and in February 2014, we provided Dover with written certification of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million. The promissory notes were to accrue interest on the unpaid balance for each day that they remain outstanding after December 1, 2014 at a per annum rate equal to the LIBOR plus 10%, and could be prepaid by us at any time without penalty prior to May 1, 2019. The promissory notes were subject to payments of $1.3 million due on December 1 and June 1 of each year, until the notes were paid in full.

In November 2014, we prepaid the outstanding amounts under the promissory notes. The $16.3 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less a $1.8 million reduction triggered by the prepayment in full of the notes prior to January 1, 2015. As a result of this prepayment during the interest-free period, we reversed approximately $0.9 million of accrued interest. Both items were recorded as a component of other income in our Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal year ended July 31, 2015.

On or prior to December 1, 2013, we and Dover, or their affiliates, respectively, also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain on-going relationships between us and Dover and their respective affiliates following the closing. Pursuant to the Dover Purchase Agreement, we also assumed certain liabilities related to the Acquired Businesses. See Liquidity and Capital Resources section for more information regarding our obligations and expected impact to our liquidity pursuant to the Dover Purchase Agreement.

During the year ending July 31, 2014 we incurred an aggregate of approximately $4.2 million in expenses in connection with the Dover Acquisition, all of which were recognized in selling, general and administrative expenses in our Consolidated Statement of Operations and Comprehensive Income (Loss). See Note 4 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to the Dover Acquisition.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Certification, or FASB ASC. The functional currency of our tester group is the U.S. dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were $2.1 million, $0.1 million and $0 million, respectively, for the fiscal years ended July 31, 2015, 2014 and 2013. The functional currency of each of our acquired businesses is local currency, predominantly Euro, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

Income Taxes

In accordance with Topic 740, Income Taxes to the FASB ASC (Topic 740), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized. We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. Topic 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, Topic 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire U.S. net deferred tax assets, and full valuation allowance against the net deferred tax assets of foreign jurisdictions without a history of profitability. The valuation allowance for deferred tax assets decreased from $211.9 million at July 31, 2014 to $209.7 million at July 31, 2015. The decrease in our valuation allowance compared to the prior year was primarily due to a decrease in U.S. deferred tax assets associated with sources of income in the current year. We expect to record a full valuation allowance on future U.S. tax benefits and in certain foreign tax jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of our merger with Credence in 2008 and Internal Revenue Code Section 382 guidance, the future utilization of our net operating losses will be subject to annual limitation. See Note 7 to our Consolidated Financial Statements for more information on Income Taxes.

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

Valuation of Goodwill and other Indefinite-Lived Intangible Assets

We perform our annual goodwill impairment test as required under the provisions of Topic 350-10, Intangibles—Goodwill and Other, to the FASB ASC (Topic 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, from our merger with Credence Systems Corporation (Credence) on August 29, 2008, and from our purchase of Titan on February 2, 2015.

There was no goodwill associated with the acquisition of the ECT, Multitest or atg-Luther & Maelzer businesses in the Dover Acquisition on December 1, 2013. As of July 31, 2015, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit.

Goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit to its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying value of goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, the excess of the fair value over amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

In accordance with ASC 350, we performed our goodwill impairment test as of July 31, 2015 and 2014, and determined that no adjustment to goodwill was necessary. As of July 31, 2015, the fair value of the reporting units to which goodwill is allocated substantially exceeded the carrying values of those reporting units. The observable inputs used in our Discounted Cash Flow (DCF) method for estimating the fair value of the reporting units include discount rates at our weighted-average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, we determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. We believe that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which we have assumed that the reporting units have reached stable growth rates

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. We believe these trademarks will contribute to our cash flows indefinitely. Therefore, in accordance with ASC 350, we have assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the fiscal year ended July 31, 2015, we assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. We determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of July 31, 2015, there were no indicators that required us to conduct a recoverability test of long-lived assets other than goodwill, as of that date.

Product Warranty Costs

We provide standard warranty coverage on our tester, handler and PCB test systems, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to cost of sales when the revenue is recognized. Our product warranty cost policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and is incorporated herein by reference.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and typically have a contractual maturity of ninety days or less. A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. The volatility of the industries that we serve can cause certain of our customers to experience shortages of cash, which can impact their ability to make required payments. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed periodically to assess the adequacy of the allowances. In any circumstances in which we are aware of a customer’s inability to meet its financial obligations, we provide an allowance, which is based on the age of the receivables, the circumstances surrounding the customer’s financial situation and our historical experience. If circumstances change, and the financial condition of our customers were adversely affected, resulting in their inability to meet their financial obligations to us, we may need to record additional allowances. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except for percentage changes and per share data):

	Year End July 31,		% Change	Year End July 31,		% Change
	2015	2014		2014	2013
Net product sales	$369,347	$271,797	36%	$271,797	$117,997	130%
Net service sales	28,631	33,309	(14)	33,309	33,985	(2)

Net sales	397,978	305,106	30	305,106	151,982	101
Cost of sales	218,064	165,248	32	165,248	71,223	132

Gross profit	179,914	139,858	29	139,858	80,759	73
Engineering and product development expenses	64,157	60,733	6	60,733	52,314	16
Selling, general and administrative expenses	82,124	77,017	7	77,017	39,253	96
Amortization of purchased intangible assets	1,834	1,936	(5)	1,936	1,582	22
Restructuring	2,206	3,943	(44)	3,943	476	728

Income (loss) from continuing operations	29,593	(3,771)	885	(3,771)	(12,866)	71
Other (expense) income:
Interest expense	(995)	(2,210)	(55)	(2,210)	(233)	(848)
Interest income	452	494	(8)	494	883	(44)
Bargain purchase gain	—	8,621	(100)	8,621	—	100
Other (expense) income, net	5,056	(276)	1,931	(276)	(186)	48

Income (loss) from continuing operations before income taxes	34,106	2,858	1,093	2,858	(12,402)	123
Provision for (benefit from) income taxes	2,588	767	243	767	(275)	379

Income (loss) from continuing operations	31,518	2,091	1,407	2,091	(12,127)	117
Loss from discontinued operations, net of tax	(3,292)	(1,258)	(162)	(1,258)	—	(100)

Net income (loss)	$28,226	$833	3,288%	$833	$(12,127)	107%

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.59	$0.04		$0.04	$(0.25)
Loss from discontinued operations, net of tax	$(0.06)	$(0.02)		$(0.02)	$—

Basic net income (loss) per share	$0.53	$0.02		$0.02	$(0.25)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.58	$0.04		$0.04	$(0.25)
Loss from discontinued operations, net of tax	$(0.06)	$(0.02)		$(0.02)	$—

Diluted net income (loss) per share	$0.52	$0.02		$0.02	$(0.25)

Weighted average common shares used in computing net income (loss) per share:
Basic	53,658	48,214		48,214	47,719
Diluted	54,531	49,150		49,150	47,719

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as percentages of net sales:

	Percentage of Net Sales Year Ended July 31,
	2015	2014	2013
Net sales	100%	100.0%	100.0%
Cost of sales	54.8	54.2	46.9

Gross profit	45.2	45.8	53.1
Engineering and product development expenses	16.1	19.9	34.5
Selling, general and administrative expenses	20.6	25.2	25.8
Amortization of purchased intangible assets	0.5	0.6	1.0
Restructuring	0.6	1.3	0.3

Income (loss) from operations	7.4	(1.2)	(8.5)
Other (expense) income:
Interest expense	(0.2)	(0.7)	(0.2)
Interest income	0.1	0.2	0.6
Bargain purchase gain	—	2.8	—
Other income (expense), net	1.3	(0.1)	(0.1)

Income (loss) before income taxes	8.6	1.0	(8.2)
Provision for (benefit from) income taxes	0.7	0.3	(0.2)

Income (loss) from continuing operations	7.9	0.7	(8.0)
Loss from discontinued operations, net of tax	(0.8)	(0.4)	—

Net income (loss)	7.1%	0.3%	(8.0)%

Fiscal 2015 Compared to Fiscal 2014

The results of our Interface Board Business are being presented as discontinued operations in the consolidated statement of income for all periods presented. See Note 3—Discontinued Operations in the notes to the consolidated financial statements for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

Net sales. The increase in net sales for fiscal 2015 compared to the fiscal year ended July 31, 2014 (fiscal 2014) was due principally to the completion of the Dover Acquisition in December 2013. During fiscal 2015, $178.5 million of net sales were generated by the LTX-Credence business and $219.5 million of net sales resulted from the operations of the atg-Luther & Maelzer, Multitest and ECT newly acquired businesses, for total net sales of $398.0 million. Excluding net sales from the newly acquired businesses, our net sales of $178.5 million increased 15% as compared to net sales of $154.6 million for fiscal 2014, driven by slightly increased net sales in all product lines due to higher customer demand for our test equipment, resulting from higher demand in our customers’ end markets.

Service revenue from the LTX-Credence business decreased by 14% in fiscal 2015 as compared to fiscal 2014 primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and due to lower value service contracts based on the lower average selling price of the underlying testers.

Our Semiconductor Test Solutions segment reported net sales of $313.9 million for fiscal 2015 as compared to $246.9 million for fiscal 2014. The primary growth driver for this segment was our Tester Group, which had an increase of 15%, or $23.7 million, during fiscal 2015 due largely from higher sales of PAx and Diamond products. The Handler Group and Interface Products Group also had increases of 44% and 59%, respectively; however this growth was largely due to the fact that fiscal 2014 included only 8 months of net sales, as compared to a full year for fiscal 2015.

Our Electronic Manufacturing Solutions segment reported net sales of $84.1 million in fiscal 2015 as compared to $58.2 million for fiscal 2014. This segment is comprised of our PCB Test Group, our Probes/Pins Group and our Fixtures Services Group. The increase in net sales of 45% from fiscal 2014 to fiscal 2015 is largely driven by the fact that fiscal 2014 included only 8 months of net sales, as compared to a full year for fiscal 2015.

Gross profit. The increase in gross profit for fiscal 2015 as compared to fiscal 2014 was due principally to the completion of the Dover Acquisition in December 2013. During fiscal 2015, gross profit for the former LTX-Credence business was $98.0 million and $82.0 million resulted from the operations of the newly acquired business, for a total gross profit of $180 million. For fiscal 2014, gross profit for the former LTX-Credence business was $84.2 million and $55.7 million resulted from the operations of the newly acquired businesses, for a total gross profit of $139.9 million. Excluding the gross profit of the newly acquired businesses, our gross profit of $98.0 million for fiscal 2015 increased 16.4% over gross profit of $84.2 million for fiscal 2014. This increase was driven by higher net sales from the former LTX-Credence business of $178.5 million for fiscal 2015 as compared to $154.6 million for fiscal 2014, as well as more profitable configuration mix on the testers sold during 2015 that influenced product margin.

Gross profit percentage decreased slightly from 45.8% for the twelve months ended July 31, 2014 to 45.2% for the twelve months ended July 31, 2015, largely driven by product mix.

For fiscal 2015, we recorded $1.7 million in sales of previously reserved inventory, as compared to $0.8 million in the prior fiscal year. We released reserves of $0.6 million and $0.5 million related to these sales for fiscal years 2015 and 2014, respectively.

Engineering and product development expenses. The increase in engineering and product development expenses for fiscal 2015 compared to fiscal 2014 was due primarily to a full year of product development expenses incurred by the Acquired Businesses. Excluding expenses associated with the newly acquired businesses, engineering and product development expenses for LTX-Credence was $47.5 million for fiscal 2015, as compared to $50.6 million for fiscal 2014. This decrease was due to lower personnel related expenses in the comparable periods resulting from headcount reductions completed at the end of January 2014.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses for fiscal 2015 compared to fiscal 2014 was due primarily to the completion of the Dover Acquisition in December 2013. During fiscal 2015, the LTX-Credence business had selling, general and administrative expenses of $42.3 million and $39.8 million was driven by the Acquired Businesses. During fiscal 2014, the LTX-Credence business had selling, general and administrative expenses of $44.4 million and the newly acquired businesses had selling, general and administrative expenses of $32.6 million for 8 months. The decrease in selling general and administrative expenses in fiscal 2015 compared to fiscal 2014 for the LTX-Credence business was due to costs incurred in 2014 associated with integration activities related to the Dover Acquisition.

Amortization of purchased intangible assets. The decrease in amortization for the periods shown is a result of the decreasing amortization from the intangibles from the Credence merger as some of the underlying intangibles have become fully amortized. This decrease is slightly offset by the addition of intangible assets from the Dover Acquisition, which are being amortized over their expected useful lives.

Restructuring. During fiscal 2015, we incurred $2.2 million of restructuring expense, primarily related to headcount reductions, post-employment obligations and facility costs associated with a plan to reorganize our Fixtures Services Group that was announced in March 2015. Also included in restructuring is the impact of changing our sublease assumptions for our Milpitas, CA facility. The restructuring expense recorded in fiscal 2014 included $3.5 million of estimated severance and post-employment obligations related to headcount reductions during the period that were part of the plan announced on January 31, 2014. The remainder of the expense recognized in fiscal 2014, or $0.4 million, was associated with costs to vacate our Beaverton, Oregon facility. These expenses were partially offset by sublease income assumptions, as well as costs associated with updating sublease assumptions for our Milpitas, California facility.

Income (loss) from continuing operations. We reported income from continuing operations of $29.6 million for fiscal 2015, as compared to a loss from continuing operations for fiscal 2014 of $3.8 million. This increase year over year was primarily driven by stronger gross profit partially offset by higher operating expenses. Fiscal 2015 results included a full year of net sales, costs of sales and operating expenses, as compared to fiscal 2014 which only included 8 months of net sales, cost of sales and operating expenses, from the acquired companies.

Our Semiconductor Test Segment reported income from continuing operations of $26.3 million for fiscal 2015, as compared to loss from continuing operations of $4.4 million for fiscal 2014. This increase year over year is largely driven by the Contactor business, which had significant growth in fiscal 2015, buoyed by the acquisition of Titan Semiconductor in February 2015. Also contributing to the growth in income was our Tester Group, which generated income from continuing operations of $5.2 million in fiscal 2015 as compared to a loss from continuing operations of $14.6 million in fiscal 2014. This growth was primarily driven by higher net sales in fiscal 2015.

Our Electronic Manufacturing Solutions segment reported income from continuing operations of $5.5 million in fiscal 2015, as compared to income from continuing operations of $4.5 million in fiscal 2014. This increase was driven by our PCB Test Group, which generated $4.2 million higher income from continuing operations in fiscal 2015 as compared to fiscal 2014 due to a 49% increase in revenues in fiscal 2015 as compared to fiscal 2014.

Interest expense. The decrease in interest expense for fiscal 2015 compared to fiscal 2014 was driven by the reversal of $0.9 million of interest accrued since December 1, 2013 on seller promissory notes associated with the Dover Acquisition. Since the seller promissory notes were repaid prior to the one year anniversary of the Dover Acquisition, we had no obligation to pay interest on the notes. Also driving the reduction in interest expense year over year was a repayment of $24.1 principal of our Term Loan with Silicon Valley Bank, and a refinancing of that loan in December 2014.

Interest income. Interest income remained flat in fiscal 2015 as compared to fiscal 2014 due to limited changes in the core composition of marketable securities held within our portfolio.

Other (expense) income, net. Other (expense) income, net for the year ended July 31, 2015 was $5.1 million of other income and $0.2 million of other expense for the year ended July 31, 2014. The increase in other income was primarily related to a $1.8 million gain pursuant to a reduction in principal to which we were entitled under the original seller promissory notes due to prepayment of the promissory notes before January 1, 2015, a $1.5 million gain due to reversal of an indemnification accrual due to the passing of the statute of limitations, as well as net foreign exchange gains of $2.1 million associated with the weakening of the Euro compared to the U.S. Dollar during the year ended July 31, 2015.

Provision for (benefit from) income taxes. We recorded an income tax provision of $2.6 million for fiscal 2015 primarily due to foreign tax expense in profitable locations.

We recorded an income tax provision of $0.8 million for fiscal 2014 primarily due to $1.3 million of foreign tax expense in profitable locations, partially offset by $0.5 million of tax benefit relating to the Dover Acquisition. Purchase accounting for the Dover Acquisition required the establishment of a deferred tax liability related to the book-tax basis differences of identifiable intangible assets. The deferred tax liability created an additional source of U.S. future taxable income which resulted in a release of $0.5 million of our U.S. valuation allowance recorded in our Statement of Operations.

As of July 31, 2015 and July 31, 2014, our liability for unrecognized income tax benefits was $6.3 million and $6.6 million, respectively. As of July 31, 2015 and July 31, 2014, unrecognized tax benefits of $2.7 million and $3.0 million, respectively, if recognized, would impact the effective income tax rate.

We expect to record a full valuation allowance on future U.S. deferred tax benefits and in certain foreign jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Discontinued Operations. Our Interface Board Business generated a loss of $3.3 million for fiscal 2015 as compared to a $1.3 million loss for fiscal 2014. Despite an increase in revenue of $9.0 million, or 36%, costs for the same periods increased $11.0 million or 41%. These costs are largely fixed manufacturing costs that could not be avoided despite the decrease in revenue.

Comprehensive income (loss). During fiscal 2015 and fiscal 2014, we recognized $13.2 million and $0.3 million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Euro to the U.S. dollar in the year ended July 31, 2015. The impact of foreign currency translation adjustment in the comparative periods was minimal.

Fiscal 2014 Compared to Fiscal 2013

Net sales. The increase in net sales for fiscal 2014 compared to the prior year period was due principally to the completion of the Dover Acquisition in December 2013. During fiscal 2014, $154.6 million of net sales were generated by the former LTX-Credence business and $150.5 million of net sales resulted from the operations of the newly acquired atg-Luther & Maelzer, Multitest and ECT businesses, for total net sales of $305.1 million. Excluding net sales from the newly acquired businesses, our net sales revenue of $154.6 million increased 2% as compared to net sales of $152.0 million for fiscal 2014, driven by slightly increased net sales in all product lines due to higher customer demand for our test equipment, resulting from higher demand in our customers’ end markets.

Service revenue from the LTX-Credence business remained flat in fiscal 2014 as compared to the fiscal year ended July 31, 2013 (fiscal 2013) primarily due to the continued reliability of our test equipment which reduces the demand for post-warranty service contracts and lower value service contracts based on the lower average selling price of the underlying testers.

Gross profit. The increase in gross profit for fiscal 2014 as compared to fiscal 2013 was due principally to the completion of the Dover Acquisition in December 2013. During fiscal 2014, gross profit for the former LTX-Credence business was $84.2 million and $55.7 million resulted from the operations of the newly acquired businesses, for a total gross profit of $139.9 million. Excluding the gross profit of the newly acquired businesses, our gross profit of $84.2 million for fiscal 2014 increased 4% as compared to gross profit of $80.8 million for fiscal 2013. This increase was driven by slightly higher net sales from the former LTX-Credence business of $154.6 million for fiscal 2014 as compared to $152.0 million for fiscal 2013, as well as more profitable configuration mix on the testers sold during 2014 that influenced product margin.

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

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses for fiscal 2014 compared to fiscal 2013 was due primarily to the completion of the Dover Acquisition in December 2013. During fiscal 2014, the LTX-Credence business had selling, general and administrative expenses of $44.4 million and the newly acquired businesses had selling, general and administrative expenses of $32.6 million. Excluding the selling, general and administrative expenses of the newly acquired businesses, our selling, general and administrative expenses of $44.4 million for fiscal 2014 increased 13% as compared to selling, general and administrative expenses of $39.3 million for fiscal 2013. This increase in LTX-Credence selling, general and administrative expenses was due to Dover Acquisition-related professional fees of $4.1 million recognized in fiscal 2014, as well as higher variable commissions on higher revenue, higher insurance premiums and other corporate-related expenses associated with the newly acquired businesses. These expenses were slightly offset by lower personnel related expenses in the comparable periods resulting from headcount reductions completed at the end of January 2014.

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

Interest expense. The increase in interest expense for fiscal 2014 compared to fiscal 2013 was driven by interest incurred on the bank term loan and the seller financing promissory notes, which we entered into on November 27, 2013, the proceeds of which were used to fund the Dover Acquisition.

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

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for fiscal 2015 and fiscal 2014:

	2015	2014
	(in millions)
Cash and cash equivalents and marketable securities at July 31, 2015 and 2014	$98.9	$124.4
Proceeds from Equity Offering, net of commissions paid	52.1	—
Proceeds from bank term loan, net of fees	—	52.5
Principal payments of bank term loan	(24.5)	(1.9)
Payment of subordinated debt	(16.3)	—
Cash paid for Acquired Businesses, net of cash acquired	(2.4)	(70.0)
Capital expenditures	(4.4)	(7.7)
Effect of exchange rate changes in cash	(5.7)	—
Other cash provided, primarily by operating activities, net	40.8	1.6

Cash and cash equivalents and marketable securities at July 31, 2015 and 2014	$138.5	$98.9

Fiscal 2015 Compared to Fiscal 2014

As of July 31, 2015, we had $138.5 million in cash and cash equivalents and marketable securities and working capital of $225.3 million, as compared to $98.9 million of cash and cash equivalents and marketable securities and $192.1 million net working capital at July 31, 2014. The increase in cash and cash equivalents and marketable securities was primarily due to proceeds from our equity offering in September 2014, less $24.5 million paid on our bank loans, and $16.3 million used to repay the promissory notes issued to Dover.

Accounts receivable from trade customers, net of allowances, was $81.3 million at July 31, 2015, as compared to $88.1 million at July 31, 2014. This decrease was driven by lower revenue in the three months ended July 31, 2015 as compared to the three months ended July 31, 2014.

Purchases of property and equipment totaled $4.4 million for fiscal 2015, as compared to $7.7 million for fiscal 2014. Expenditures for fiscal 2015 and fiscal 2014 related to costs associated with the relocation of two newly acquired facilities which included the purchase of our Rosenheim, Germany facility in 2014 for approximately $5.0 million.

Net cash provided by operating activities for fiscal 2015 was $42.3 million as compared to net cash provided by operating activities of $1.0 million for fiscal 2014. The net cash provided by operating activities for fiscal 2015 was primarily related to our net income of $28.2 million, adjusted for non-cash items, principally depreciation and amortization, and stock-based compensation, of $15.8 million, offset in part by an increase in net working capital of $1.7 million. The net cash provided by operating activities for fiscal 2014 was primarily related to our net income of $0.8 million, adjusted for non-cash items, principally depreciation and amortization, bargain purchase gain and stock-based compensation, of $6.1 million, offset in part by an increase in net working capital of $5.9 million.

Net cash used in investing activities for fiscal 2015 was $28.6 million as compared to net cash used in investing activities of $22.1 million for fiscal 2014. The net cash used in investing activities for fiscal 2015 was primarily related to $76.6 million in purchases of available-for-sale securities, $4.4 million in purchases of property and equipment, and $2.4 million in cash paid for acquired businesses, offset in part by $54.8 million of proceeds from sales and maturities of available-for-sale securities. The net cash used in investing activities for fiscal 2014 was primarily related to $55.4 million in purchases of available-for-sale securities, $70.0 million paid for acquired businesses, and $7.7 million in purchases of property and equipment, offset by $111.0 million of proceeds from sales and maturities of available-for-sale securities.

Net cash provided by financing activities for fiscal 2015 was $10.5 million as compared to net cash provided by financing activities of $52.1 million for fiscal 2014. The net cash provided by financing activities for fiscal 2015 was primarily related to net proceeds from our underwritten public offering that closed on September 17, 2014 of $52.1 million and proceeds from the employee stock purchase plan of $0.9 million, offset by principal payments of bank term loan of $24.4 million, repayment of subordinated debt of $16.3 million, and by payments of tax withholdings for vested RSUs of $1.9 million. The net cash provided by financing activities for fiscal 2014 was primarily related to proceeds from bank term loans of $53.8 million and proceeds from the employee stock purchase plan of $0.8 million offset in part by principal payments of bank term loan of $1.9 million and by payments of tax withholdings for vested RSUs of $0.8 million.

We believe our cash, cash equivalents and marketable securities balance of $138.5 million as of July 31, 2015 will be sufficient to meet our working capital and expenditures needs for at least the next twelve months. In addition, the amount of cash, cash equivalents and marketable securities in the U.S. and our results of operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. Inflation has not had a significant long-term impact on our revenue or earnings.

Fiscal 2014 Compared to Fiscal 2013

As of July 31, 2014, we had $98.9 million in cash and cash equivalents and marketable securities and working capital of $192.1 million, as compared to $124.4 million of cash and cash equivalents and marketable securities and $147.4 million of net working capital at July 31, 2013. The decrease in cash and cash equivalents and marketable securities was primarily due to costs incurred related to the Dover Acquisition in fiscal 2014.

Accounts receivable from trade customers, net of allowances, was $88.1 million at July 31, 2014, as compared to $28.1 million at July 31, 2013. Of the $60.0 million increase in accounts receivable, $56.3 million was acquired in connection with the Dover Acquisition, and the balance of the increase was due to an increase in net sales.

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

Net cash provided by operating activities for fiscal 2014 was $1.0 million as compared to net cash provided by operating activities of $1.5 million for fiscal 2013. The net cash provided by operating activities for fiscal 2014 was primarily related to our net income of $0.8 million, adjusted for non-cash items, principally depreciation and amortization, bargain purchase gain and stock-based compensation of $6.1 million, offset by an increase in net working capital of $5.9 million. The net cash provided by operating activities for the year ended July 31, 2013 was primarily related to our net loss of $12.1 million, adjusted for non-cash items, principally depreciation and amortization, restructuring, and stock-based compensation, of $13.8 million, offset by an increase in net working capital of $0.2 million.

Net cash used in investing activities for fiscal 2014 was $22.1 million as compared to net cash provided by investing activities of $6.7 million for fiscal 2013. The net cash used in investing activities for fiscal 2014 was primarily related to $55.4 million in purchases of available-for-sale securities, $70.0 million paid for acquired businesses, and $7.7 million in purchases of property and equipment offset by $111.0 million of proceeds from sales and maturities of available-for-sale securities. The net cash provided by investing activities for fiscal 2013 related to $75.2 million of proceeds from sales and maturities of available-for-sale securities and $5.8 million of proceeds from sales and maturities of held-to-maturity securities, offset by $66.7 million in purchases of available-for-sale securities, $4.8 million in purchases of held-to-maturity securities, and $2.8 million in purchases of property and equipment.

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

Credit Agreement and Seller Financing

On December 15, 2014, we and ECT (the Borrowers) entered into an amended Credit Agreement with SVB, and the Lenders. The Credit Agreement provides for a Facility, consisting of a Term Loan, in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to us on December 15, 2014.

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of July 31, 2015, the interest rate in effect on the Facility was 2.63%.

The proceeds of the Term Loan were used to pay off $25.0 million of the outstanding indebtedness under our previous credit facility that was advanced to us pursuant to that certain credit agreement entered into on November 27, 2013 with ECT, SVB, as lender, administrative agent and issuing lender, and the lenders from time to time party thereto. The balance of outstanding indebtedness of approximately $2.5 million was funded through our cash flow from operations. As of December 15, 2014, the previous facility had been terminated.

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

As of July 31, 2015, we were in compliance with all covenants under the Credit Agreement.

On September 16, 2015 we and ECT (the Borrowers) entered into the First Amendment to the Credit Agreement and Waiver with SVB and the Lenders, pursuant to which SVB and the Lenders waived the delivery of monthly financial statements for the month ending June 30, 2015, and the parties agreed to amend the Credit Agreement to provide that the delivery of financial statements would occur on a quarterly basis as opposed to monthly, and that we may repurchase up to $30 million of its capital stock provided that it comply with certain financial covenants.

Seller Financing

As described above, pursuant to the Dover Purchase Agreement, in connection with the closing of the Dover Acquisition, we issued promissory notes having an aggregate principal amount of $20.0 million to Dover. On November 26, 2014, we repaid in full all outstanding amounts under the promissory notes. The $16.3 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less a $1.8 million reduction triggered by the prepayment in full of the notes prior to January 1, 2015, and was recorded as a gain on repayment of subordinated debt as a component of other income in the fiscal year ended July 31, 2015 in our Consolidated Statements of Operations and Comprehensive Income (Loss).

We expect that the outstanding debt obligations under the Credit Agreement to have a material impact on our liquidity and capital resources in the near future.

Bank Term Loan—Commerzbank

In May 2014, we entered into a loan agreement with Commerzbank to finance the purchase of our leased facility in Rosenheim, Germany. The principal amount of the term loan is 2.9 million Euros, payable over 10 years in Euro at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan.

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

The offering resulted in net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.1 million. We used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of our previous credit facility that was advanced to us pursuant to that certain credit agreement entered into on November 27, 2013 with ECT, SVB, as lender, administrative agent and issuing lender, and the lenders from time to time party thereto, and approximately $16 million to repay the outstanding principal balance of the promissory notes issued to Dover Corporation. The balance of the proceeds was used for general corporate purposes, including capital expenditures and potential strategic acquisitions.

Stock Repurchases

On September 15, 2011, we announced that our Board of Directors authorized a stock repurchase program for up to $25 million (2011 Plan). Under this program, our board of directors authorized us to repurchase shares of our common stock from time to time in open market transactions. We determine the timing and amount of the transaction based on our evaluation of market conditions and other factors. We were able to suspend or discontinue the repurchase program at any time and the program had no expiration date.

As of July 31, 2015, we had repurchased 3,294,666 shares of common stock for a total purchase price of $18.7 million, since the inception of the program on September 15, 2011. During the year ended July 31, 2015, we did not repurchase any shares under this program.

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (2015 Plan). This repurchase program supersedes the 2011 Plan and as a result there were no shares available for repurchase under the 2011 Plan following approval of this plan. We may suspend or discontinue the repurchase program at any time and the program has no expiration date. As of October 7, 2015, we have repurchased 1,206,605 shares for $7.4 million.

Commitments and Contingencies

As of July 31, 2015, our major outstanding contractual obligations are related to our bank term loan and promissory notes, operating leases for our rental properties and other equipment, inventory purchase commitments and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify some of our customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we had no liabilities recorded for these agreements as of July 31, 2015 or July 31, 2014.

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

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we had not accrued a liability for these agreements as of July 31, 2015 or July 31, 2014.

In April 2015 we had a fire in our Santa Clara manufacturing facility. Certain machinery used for our lamination process was damaged, and there was a delay in production for a short amount of time. This event did not have a material impact on our results of operations or financial condition and we did not suffer any customer losses.

The aggregate outstanding amount of our contractual obligations was $93.0 million as of July 31, 2015. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of July 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods:

	Fiscal year-end
	Total	2016	2017 – 2018	2019 – 2020	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$22,643	$7,545	$8,476	$3,587	$3,035
Inventory commitments	40,223	33,282	4,245	2,486	210
Severance	684	684	—	—	—
Bank Term Loans—principal and interest	29,472	3,177	7,751	16,818	1,726

Total Contractual Obligations	$93,022	$44,688	$20,472	$22,891	$4,971

We also expect to invest approximately $6.0 million in capital expenditures in fiscal 2016.

Off-Balance Sheet Arrangements

As of July 31, 2015 and July 31, 2014, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in currency exchange rates. As currency exchange rates fluctuate, translation of the statements of financial condition and statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in currency exchange rates on our statements of financial condition and results of operations has not been material. However with the addition of ECT, Multitest and atg-Luther & Maelzer, we expect this may change as these operations expose the Company to more business denominated in the local currencies in which these businesses operate. Our trade receivables result primarily from sales to companies located in North America, Asia, and Europe. In fiscal 2015, our revenues derived from sales outside the United States constituted 79% of our total revenues. Accounts receivable in currencies other than U.S. dollars composed 48% of the trade accounts receivable at July 31, 2015. Receivables generally are from major corporations or are supported by letters of credit. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars composed 34% of accounts payable at July 31, 2015.

Based on a hypothetical 10% adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments and cash flows are immaterial due to entities from which payments are received in currencies other than the U.S. Dollar being naturally hedged, although the actual effects may differ materially from the hypothetical analysis.

Interest Rate Risk

As of the date of this filing, we have approximately $24.1 million of long-term debt due under a credit facility with Silicon Valley Bank and other lenders that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.50% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.50% per annum, in either case based on our ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the Leverage Ratio), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the credit facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default under the credit agreement. At July 31, 2015, the interest rate in effect on these borrowings was 2.63%.

We may from time to time have other outstanding short-term and long-term borrowings with variable interest rates.

Item 8.	Financial Statements and Supplementary Data

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$77,858	$59,269
Marketable securities	60,593	39,659
Accounts receivable—trade, net of allowances of $110 and $139, respectively	81,313	88,120
Accounts receivable—other	326	99
Inventories, net	60,593	67,684
Prepaid expenses and other current assets	8,393	9,004
Assets held for sale	10,454	11,441

Total current assets	299,530	275,276
Property and equipment, net	31,450	32,153
Intangible assets, net	10,640	11,105
Goodwill	43,850	43,030
Other assets	2,005	2,579

Total assets	$387,475	$364,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$2,509	$3,831
Accounts payable	27,492	29,617
Deferred revenues	7,466	8,927
Other accrued expenses	35,579	39,439
Liabilities held for sale	1,147	1,353

Total current liabilities	74,193	83,167
Other long-term liabilities	10,876	11,440
Term loans	23,938	46,917
Subordinated debt	—	18,000
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.05 par value:
150,000,000 shares authorized; 54,693,446 and 48,448,608 shares issued and outstanding on July 31, 2015 and 2014, respectively	2,732	2,422
Additional paid-in capital	809,944	751,511
Accumulated other comprehensive loss	(13,424)	(304)
Accumulated deficit	(520,784)	(549,010)

Total stockholders’ equity	278,468	204,619

Total liabilities and stockholders’ equity	$387,475	$364,143

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year ended July 31,
	2015	2014	2013
Net product sales	$369,347	$271,797	$117,997
Net service sales	28,631	33,309	33,985

Net sales	397,978	305,106	151,982
Cost of sales	218,064	165,248	71,223

Gross profit	179,914	139,858	80,759
Engineering and product development expenses	64,157	60,733	52,314
Selling, general and administrative expenses	82,124	77,017	39,253
Amortization of purchased intangible assets	1,834	1,936	1,582
Restructuring	2,206	3,943	476

Income (loss) from continuing operations	29,593	(3,771)	(12,866)
Other (expense) income:
Interest expense	(995)	(2,210)	(233)
Interest income	452	494	883
Bargain purchase gain	—	8,621	—
Other income (expense), net	5,056	(276)	(186)

Income (loss) from continuing operations before income taxes	34,106	2,858	(12,402)
Provision for (benefit from) income taxes	2,588	767	(275)

Income (loss) from continuing operations	31,518	2,091	(12,127)
Loss from discontinued operations, net of tax	(3,292)	(1,258)	—

Net income (loss)	$28,226	$833	$(12,127)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.59	$0.04	$(0.25)
Net loss discontinued operations, net of tax	$(0.06)	$(0.02)	$—

Basic net income (loss) per share	$0.53	$0.02	$(0.25)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.58	$0.04	$(0.25)
Net loss discontinued operations, net of tax	$(0.06)	$(0.02)	$—

Diluted net income (loss) per share	$0.52	$0.02	$(0.25)

Weighted-average common shares used in computing net income (loss) per share:
Basic	53,658	48,214	47,719
Diluted	54,531	49,150	47,719
Comprehensive income (loss):
Net income (loss)	$28,226	$833	$(12,127)
Unrealized (loss) gain on marketable securities	(19)	63	(294)
Change in pension liability	81	(15)	—
Unrealized (loss) on currency translation	(13,182)	(288)	—

Comprehensive income (loss)	$15,106	$593	$(12,421)

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid–In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (#)	Amount ($)
Balance at July 31, 2012	48,607,228	$2,430	$750,760	$230	$(537,716)	$215,704
Vesting of stock based awards, net of shares withheld for taxes	555,433	28	3,577	—	—	3,605
Stock option exercises	2,449	—	13	—	—	13
Repurchases of common stock	(1,642,272)	(82)	(9,126)	—	—	(9,208)
Issuance of shares under employees’ stock purchase plan	165,572	8	796	—	—	804
Unrealized loss on marketable securities	—	—	—	(294)	—	(294)
Net Loss	—	—	—	—	(12,127)	(12,127)

Balance at July 31, 2013	47,688,410	2,384	746,020	(64)	(549,843)	198,497
Vesting of stock based awards, net of shares withheld for taxes	577,164	29	4,229	—	—	4,258
Stock option exercises	68,688	3	398	—	—	401
Issuance of shares under employees’ stock purchase plan	114,346	6	864	—	—	870
Unrealized gain on marketable securities	—	—	—	63	—	63
Change in pension liability	—	—	—	(15)	—	(15)
Accumulated currency translation adjustment	—	—	—	(288)	—	(288)
Net income	—	—	—		833	833

Balance at July 31, 2014	48,448,608	2,422	751,511	(304)	(549,010)	204,619
Vesting of stock based awards, net of shares withheld for taxes	641,208	30	5,302	—	—	5,332
Stock option exercises	48,640	2	279	—	—	281
Issuance of shares under employees’ stock purchase plan	169,624	9	985	—	—	994
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Change in pension liability	—	—	—	81	—	81
Accumulated currency translation adjustment	—	—	—	(13,182)	—	(13,182)
Sale of common stock, net of issuance costs of $3.1 million	5,385,366	269	51,867	—	—	52,136
Net income	—	—	—	—	28,226	28,226

Balance at July 31, 2015	54,693,446	$2,732	$809,944	$(13,424)	$(520,784)	$278,468

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$28,226	$833	$(12,127)
Add (deduct) non-cash items:
Stock-based compensation	7,551	5,419	4,717
Depreciation and amortization	8,989	8,786	8,044
Gain on reduction of promissory note	(1,750)	—	—
Bargain purchase gain	—	(8,621)	—
Other non-cash items	1,032	542	585
Changes in operating assets and liabilities, net of purchase accounting:
Accounts receivable	216	(9,884)	2,906
Inventories	1,470	(656)	(3,046)
Prepaid expenses	1,280	621	1,245
Accounts payable	(594)	5,965	532
Accrued expenses	(2,812)	(4,782)	(1,064)
Deferred revenues	(1,266)	2,817	(264)

Net cash provided by operating activities	42,342	1,040	1,528

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,389)	(7,743)	(2,769)
Purchases of held-to-maturity securities	—	—	(4,842)
Purchases of available-for-sale securities	(76,659)	(55,385)	(66,725)
Proceeds from sales and maturities of held-to-maturity securities	—	—	5,800
Proceeds from sales and maturities of available-for-sale securities	54,827	110,972	75,220
Cash paid for acquired businesses, net of cash acquired	(2,360)	(69,985)	—

Net cash (used in) provided by investing activities	(28,581)	(22,141)	6,684

Cash Flows from Financing Activities:
Repurchases of common stock	—	—	(9,208)
Proceeds from sale of common stock, net of issuance costs	52,136	—	—
Proceeds from employees’ stock purchase plan	994	870	804
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,935)	(759)	(1,146)
Proceeds from borrowing of bank term loan, net of fees	—	53,841	—
Repayment of promissory notes	(16,250)	—	—
Payments of bank term loan	(24,456)	(1,875)	—

Net cash provided by (used in) financing activities	10,489	52,077	(9,550)

Effect of exchange rate changes on cash and cash equivalents	(5,661)	58	127

Net increase (decrease) in cash and cash equivalents	18,589	31,034	(1,211)
Cash and cash equivalents at beginning of year	59,269	28,235	29,446

Cash and cash equivalents at end of year	$77,858	$59,269	$28,235

Non-Cash Investing Activities:
Effect of Acquisition:
Fair value of tangible assets acquired		(122,160)
Fair value of liabilities assumed		37,554
Fair value of intangible assets acquired		(12,000)
Non-cash promissory notes		18,000
Bargain gain		8,621

Cash paid for acquired businesses, net of cash acquired		$69,985

	Year ended July 31,
	2015	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$1,090	$1,173	$—
Cash paid during the year for taxes	$2,919	$1,136	$200

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Xcerra Corporation (“Xcerra” or the “Company”), formerly known as LTX-Credence Corporation, is a global provider of test and handling capital equipment, interface products, test fixtures, and services to the semiconductor, industrial, and electronics manufacturing industries. The Company designs, manufactures, markets and services systems and products that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. Xcerra operates in the semiconductor and electronics manufacturing test markets and is the parent company to the atg-Luther & Maelzer, Everett Charles Technologies, LTX-Credence and Multitest businesses. Semiconductor designers and manufacturers worldwide use the Company’s test and handling equipment and interface products to test their devices during the manufacturing process. The Company’s interface products include the design, manufacture and marketing of contactors and pins used in various types of test equipment, as well as in a wide variety of commercial and consumer applications. After testing, these semiconductor devices are incorporated into a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. The Company also designs, manufactures and markets printed circuit board (“PCB”) test systems used in the testing of pre-assembly PCBs. These testers are used to verify the quality of the PCB prior to the installation of components. The types of PCBs that are tested using the Company’s systems include a diverse set of electronic products including network servers, personal computers, tablet computers and mobile phones. The Company’s test fixture products include the design, manufacture, and marketing of in-circuit and functional-circuit test fixtures for testing assembled PCBs. The Company also sells hardware and software support and maintenance services for its products.

The historical financial results in this Annual Report on Form 10-K for the fiscal year ended July 31, 2015 (“fiscal 2015”) give effect to the completion of the Company’s purchase of assets (the “Dover Acquisition”) from Dover Printing & Identification, Inc. (“Dover”) and its specified affiliates used exclusively or primarily in connection with Dover’s Everett Charles Technologies (including atg Luther & Maelzer) and Multitest businesses on December 1, 2013 (collectively, the “Acquired Businesses” or “ECT and Multitest”). See Note 4 for additional information related to the Dover Acquisition.

Certain prior period amounts on the balance sheet have been reclassified to conform to the current period presentation. Net income and shareholders’ equity were not affected by these reclassifications.

On June 12, 2015 the Company announced that it had executed of a non-binding letter of intent to sell its semiconductor test interface board business based in Santa Clara, CA (“Interface Board Business”) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively, “Fastprint”), and on September 8, 2015, the Company entered into a definitive and binding Asset Purchase Agreement with Fastprint for the sale of the Interface Board Business (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, we will sell and transfer to Fastprint certain assets used or primarily related to the Interface Board Business, and will assign, and Fastprint will assume, certain specified liabilities associated with the Interface Board Business, along with the transfer of the employees associated with that business. The purchase price for the Interface Board Business is $23.0 million. $20.7 million is due at closing, with $2.3 million payable upon the first anniversary of the closing of the transaction, subject to claims for indemnification by Fastprint, if any, prior to that time. The deal is expected to close by October 30, 2015, pending the satisfaction of customary closing conditions, including applicable governmental approvals.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result, the Company has identified certain assets and liabilities associated with this business to be held for sale. The historical financial results in this Annual Report on Form 10-K for fiscal 2015 give effect to these items as discontinued operations.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories, excluding the Interface Board Business, are as follows:

	As of July 31,
	2015	2014
	(in thousands)
Material and purchased components	$27,249	$20,813
Work-in-process	15,250	23,442
Finished equipment, including inventory consigned to customers	18,094	23,429

Total inventories	$60,593	$67,684

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of July 31, 2015 and July 31, 2014, inventory is stated net of inventory reserves of $46.9 million and $45.2 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

The following table shows sales of previously reserved inventory and the inventory reserves released for these sales for the fiscal years ended July 31, 2015, 2014, and 2013:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Sales of previously reserved inventory	$1,664	$821	$869
Inventory reserves released for these sales	643	483	300

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with ASC 350, the Company performed its goodwill impairment test as of July 31, 2015 and 2014, and determined that no adjustment to goodwill was necessary. As of July 31, 2015, the fair value of the reporting units to which goodwill is allocated substantially exceeded the carrying values of those reporting units. The observable inputs used in the Company’s Discounted Cash Flow (DCF) method for estimating the fair value of the reporting units include discount rates at the Company’s weighted-average cost of capital. The Company derives discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, the Company determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. The Company believes that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which the Company has assumed that the reporting units have reached stable growth rates. The Company’s goodwill consists of the following:

Goodwill	July 31, 2015	July 31, 2014
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	—

Total goodwill	$43,850	$43,030

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), and the Acquired Businesses and the merger with Credence Systems Corporation (“Credence”), and the acquisition of Titan consist of the following, and are included in intangibles asset, net on the Company’s Consolidated Balance Sheets:

		As of July 31, 2015
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg-Luther & Maelzer, and Titan)	6-20	$29,882	$(26,856)	$3,026
Customer Relationships—ECT, Multitest, atg-Luther & Maelzer, and Titan	2	1,844	(992)	852
Maintenance agreements—ASL & Diamond	7	1,900	(1,629)	271
Trade Names	10	70	(6)	64
Non-compete Agreements	1	8	(8)	—

Total intangible assets		$33,704	$(29,491)	$4,213

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		As of July 31, 2014
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, and atg-Luther & Maelzer)	6-10	$29,262	$(25,855)	$3,407
Customer Relationships—ECT, Multitest, atg-Luther & Maelzer	2	1,174	(449)	725
Maintenance agreements—ASL & Diamond	7	1,900	(1,357)	543

Total intangible assets		$32,336	$(27,661)	$4,675

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 4.3 years.

The Company expects the remaining amortization for these intangible assets as of July 31, 2015 to be:

Year ending July 31,	Amount (in thousands)
2016	$1,216
2017	669
2018	472
2019	379
Thereafter	1,477

Total	$4,213

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with ASC 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the year ended July 31, 2015, the Company assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. The Company determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

Long Lived Assets

On an ongoing basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of July 31, 2015 and July 31, 2014, there were no indicators that required the Company to conduct a recoverability test as of those dates.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains or losses are included in the Consolidated Results of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were $2.1 million, $0.1 million and $0.0 million for the fiscal years ended July 31, 2015, 2014 and 2013. The functional currency of each of the Acquired Businesses is local currency, predominately Euro, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC, for the fiscal years ended July 31, 2015 and 2014:

Product Warranty Activity	2015	2014
	(in thousands)
Balance at beginning of period	$3,206	$1,217
Warranty reserve acquired from ECT and Multitest	—	1,926
Warranty expenditures for current period	(2,422)	(4,306)
Changes in liability related to pre-existing warranties	(299)	(141)
Provision for warranty costs in the period	2,498	4,510

Balance at end of period	$2,983	$3,206

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Engineering and Product Development Costs

The Company expenses all engineering and product development costs as incurred. Expenses relating to certain software development costs, subject to capitalization in accordance with the Topic 985, Software, to the FASB ASC, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the consolidated statements of operations. Shipping and handling costs were $7.1 million, $4.5 million, and $2.7 million for fiscal years ended July 31, 2015, 2014, and 2013, respectively.

Income Taxes

The Company recorded an income tax provision of $2.6 million for the fiscal 2015, primarily due to foreign taxes in profitable locations.

The Company recorded an income tax provision of $0.8 million for the fiscal year ended July 31, 2014 (“fiscal 2014”), primarily due to $1.3 million of foreign taxes in profitable locations partially offset by $0.5 million of tax benefit relating to the release of valuation allowance as a result of the Dover Acquisition. Purchase accounting for the Dover Acquisition required the establishment of a deferred tax liability related to the book-tax basis differences of identifiable intangible assets which created an additional source of U.S. future taxable income that resulted in a release of $0.5 million of the Company’s U.S. valuation allowance.

As of July 31, 2015 and July 31, 2014, the total unrecognized income tax benefits were $6.3 million and $6.6 million, respectively, of which $2.7 million and $3.0 million, respectively, if recognized, would impact the Company’s income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. For both July 31, 2015 and July 31, 2014, the Company had accrued approximately $1.0 million for potential payment of accrued interest and penalties.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2015, the Company granted 938,307 Restricted Stock Units (“RSUs”) to certain executives, directors and employees, with time-based vesting terms ranging from one to four years. Of these, 305,000 RSUs were granted to executives.

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

For the fiscal years ended July 31, 2015, 2014, and 2013, the Company recorded stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Cost of sales	$224	$164	$148
Engineering and product development expenses	913	632	611
Selling, general and administrative expenses	6,414	4,623	3,958

Total stock-based compensation expense	$7,551	$5,419	$4,717

As of July 31, 2015, there was approximately $12.1 million of unrecognized stock-based compensation expense related to share-based equity grants to employees that is expected to be recognized over the next 2.55 weighted-average years.

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

Reconciliation between basic and diluted net income (loss) per share is as follows:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income (loss)	$28,226	$833	$(12,127)
Basic EPS
Weighted average shares outstanding—basic	53,658	48,214	47,719
Basic EPS	$0.53	$0.02	$(0.25)
Diluted EPS
Weighted average shares outstanding—basic	53,658	48,214	47,719
Plus: impact of stock options and unvested restricted stock units	873	936	—

Weighted average shares outstanding—diluted	54,531	49,150	47,719

Diluted EPS	$0.52	$0.02	$(0.25)

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended July 31, 2015, 2014 and 2013, options to purchase approximately 0.1 million, 0.4 million, and 1.0 million shares, respectively, of common stock were not included in the calculation of diluted earnings per share because the effect of including the options would have been anti-dilutive. These options could be dilutive in the future. In accordance with the contingently issuable shares guidance of the FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net income (loss) per share excludes 0 million, 0 million and 2 million RSUs for the fiscal years ended July 31, 2015, 2014, and 2013, respectively, as to include them would have been anti-dilutive.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
July 31, 2015
Due in less than one year	$36,447
Due in 1 to 3 years	24,146

Total marketable securities	$60,593

Total Amount
(in thousands)
July 31, 2014
Due in less than one year	$21,778
Due in 1 to 3 years	17,881

Total marketable securities	$39,659

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2015
Corporate (a)	$15,996	$15,951
Government	25,567	25,381
Mortgage-Backed	2,670	2,674
Asset-Backed	16,360	16,335

Total	$60,593	$60,341

	Market Value	Amortized Cost
	(in thousands)
July 31, 2014
Corporate (a)	$21,070	$20,884
Government	5,045	5,038
Mortgage-Backed	1,920	1,923
Asset-Backed	11,624	11,609

Total	$39,659	$39,454

(a)	There is no held to maturity investments included in the above figures as of July 31, 2015 and 2014, respectively.

Realized gains, losses and interest income are included in interest income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. The Company analyzes its securities portfolio for other-than-temporary impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other-than-temporary impairment losses recorded in the fiscal years ended July 31, 2015 or 2014.

The following table summarizes marketable securities and related unrealized gains and losses as of July 31, 2015 and 2014:

July 31, 2015	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$17,767	$(28)
Securities > 12 months unrealized losses	11,592	(23)
Securities < 12 months unrealized gains	18,681	12
Securities > 12 months unrealized gains	12,553	20

Total	$60,593	$(19)

July 31, 2014	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$5,101	$(19)
Securities > 12 months unrealized losses	9,739	(24)
Securities < 12 months unrealized gains	16,677	20
Securities > 12 months unrealized gains	8,142	23

Total	$39,659	$—

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest income and realized gains and losses from sales of marketable securities, included in interest income in the Statement of Operations, are as follows:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Interest income on marketable securities	$1,221	$1,326	$2,483
Realized gain (loss) from sales of securities	22	16	96

Total	$1,243	$1,342	$2,579

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

Concentration of Credit and Supplier Risk

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in millions except %’s)
Revenue from top ten customers	54%	51%	70%
Accounts receivable from the same top ten customers	$43.1	$48.6	$21.2
Sales to customers outside the United States	$312.5	$239.2	$126.0

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company periodically reviews these investments to evaluate and minimize credit risk. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain letters of credit on sales to certain foreign customers. During fiscal 2015 the Company did not write off any accounts receivable. During fiscal 2014, the Company wrote off $0.1 million of accounts receivable. There were no write-offs for the fiscal year ended July 31, 2013.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Property and Equipment

Property and equipment acquired is recorded at cost. The Company provides for depreciation and amortization using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of July 31, 2015 and July 31, 2014 are summarized as follows:

	As of July 31,		Estimated Useful Lives
	2015	2014
	(in thousands)		(in years)
Equipment spares	$41,398	$45,572	5 or 7
Machinery, equipment and internally manufactured systems	32,068	38,840	3-7
Office furniture and equipment	2,518	3,179	3-7
Purchased software	506	382	3
Land	6,106	5,602	—
Buildings	8,634	9,008	10 – 40 years
Leasehold improvements	11,029	7,379	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	102,259	109,962
Accumulated depreciation and amortization	(70,809)	(77,809)

Property and equipment, net	$31,450	$32,153

Depreciation expense was $6.4 million, $6.1 million, and $6.5 million for the fiscal years ended July 31, 2015, 2014, and 2013, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements ASC 360 Property, Plant and Equipment (ASC 205), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. Under the amended guidance, a strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the new guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The amended guidance is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but not required for disposals, or classifications as held for sale, that have not been previously reported in financial statements. The Company has adopted this amended guidance in regard to the Interface Board Business discontinued operation.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard takes effect for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For private companies and not-for-profit organizations, the standard takes effect for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its financial position and results of operation.

3. DISCONTINUED OPERATIONS

On September 9, 2015, the Company announced that it has agreed to sell its semiconductor test interface board business based in Santa Clara, CA (“Interface Board Business”) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively “Fastprint”).

The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested.

On June 12, 2015, the Company announced that it had executed a non-binding letter of intent to sell our semiconductor test interface board business based in Santa Clara, CA (“Interface Board Business”) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively, “Fastprint”), and on September 8, 2015, the Company entered into a definitive and binding Asset Purchase Agreement with Fastprint for the sale of the Interface Board Business.

Pursuant to the Purchase Agreement, the Company will sell and transfer to Fastprint certain assets used or primarily related to the Interface Board Business, and will assign, and Fastprint will assume, certain specified liabilities associated with the Interface Board Business, along with the transfer of the employees associated with that business. The purchase price for the business is $23.0 million, $20.7 million is due at closing, with $2.3 million payable upon the first anniversary of the closing of the transaction, subject to claims for indemnification by Fastprint, if any, prior to that time. The deal is expected to close by October 30, 2015, pending the satisfaction of customary closing conditions, including applicable governmental approvals.

The Company’s historical financials have been revised to present the operating results of the Interface Board Business as a discontinued operation. The Interface Board Business was acquired from Dover on December 1, 2013, and as a result there was no impact to the Company’s historical financial results for the year ended July 31, 2013.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized results of the discontinued operation are as follows for the years ended July 31, 2015 and 2014:

	For the twelve months ended July 31,
	2015	2014
	(in thousands)
Revenue	$34,920	$25,768

Loss from discontinued operations	$(3,292)	$(1,258)
Provision for income taxes	—	—

Loss from discontinued operations, net of tax	$(3,292)	$(1,258)

The operating results of the Interface Board Business were historically included in the results of operations for the Interface Products Group that were included in the Semiconductor Test Solutions segment.

The presentation of the Interface Board Business as a discontinued operation has no impact on the previously reported net income (loss) or stockholder’s equity.

Assets and liabilities identifiable within the Interface Board Business are reported as “Assets held for sale” and “Liabilities held for sale”, respectively, in the Consolidated Balance Sheets. The major classes of assets and liabilities of the discontinued operation as of July 31, 2015 and 2014 is as follows:

	July 31,
	2015	2014
	(in thousands)
Assets held for sale:
Inventory	$1,904	$1,986
Prepaid expenses and other current assets	254	266
Fixed assets, net	7,939	8,729
Intangibles	357	460

Assets held for sale	$10,454	$11,441

Liabilities held for sale:
Accrued expenses	$1,147	$1,346
Other long term liabilities	—	7

Liabilities held for sale	$1,147	$1,353

4. BUSINESS COMBINATIONS

Acquisition of Titan Semiconductor

On February 2, 2015, the Company completed an acquisition of substantially all of the assets and certain specified liabilities of Titan. The purchase price of Titan was approximately $2.4 million, which was paid in cash from the Company’s available cash-on-hand. Titan develops, manufactures and sells products for semiconductor test serving the automotive, RF/Wireless, and mixed signal test markets. The acquired products will be developed, supported, and marketed by Xcerra’s Contactors operating segment which is part of the Semiconductor Test Solutions reportable segment. The Company has recorded approximately $1.4 million and $0.8 million of intangible assets and goodwill, respectively, from this transaction.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Everett Charles Technologies LLC and Multitest

On September 6, 2013, in connection with the Dover Acquisition, the Company entered into a Master Sale and Purchase Agreement (the “Dover Purchase Agreement”) with Dover and, solely for the limited purposes set forth in the Purchase Agreement, Dover Corporation (“Dover Parent”). Pursuant to the Dover Purchase Agreement, the Company purchased from Dover or its specified affiliates (collectively, the “Sellers”) all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of probes, assembled board and bare board test equipment, and fixturing products and the provision of services related thereto (the “ECT Business,” and such assets and intellectual property, the “ECT Assets”) and all assets of the Sellers used exclusively or primarily in connection with the research and development, design, manufacture, assembly, production, marketing, distribution, sale and repair of semiconductor test handlers, semiconductor test contactors and sockets and semiconductor test load boards, and the provision of services related thereto (the “MT Business,” and such assets and intellectual property, the “MT Assets”). The Company also assumed certain specified liabilities of the Sellers related primarily or exclusively to the Acquired Businesses or the Acquired Assets (as defined below). Under the Dover Purchase Agreement, the Company also acquired all of the issued and outstanding capital stock and other equity interests of specified indirect subsidiaries of Dover Parent and its affiliates engaged in the Acquired Businesses, including Everett Charles Technologies LLC (such capital stock and other equity interests, the “Acquired Shares”). The ECT Assets, the MT Assets and the Acquired Shares are collectively referred to as the “Acquired Assets.”

On December 1, 2013, the Company acquired the Multitest and ECT businesses of Dover for $93.5 million, of which $73.5 million was paid in cash through a combination of existing cash-on-hand and bank debt and $20.0 million was paid by the issuance of promissory notes. Pursuant to the Dover Purchase Agreement, the cash purchase price was increased by $12.5 million to reflect, among other required adjustments, specified cash balances held by the Acquired Businesses, acquired indebtedness, certain transaction costs, employee related liabilities, working capital adjustments and reductions in the principal amount of the promissory notes payable to Dover in connection with the satisfaction of certain conditions.

Subject to certain conditions, the original principal amount of the promissory notes were subject to reduction upon written certification from the Company to Dover prior to January 1, 2015 of certain specified events related to the Company’s relocation from or refurbishment of certain properties of the Acquired Businesses, or the prepayment of the promissory notes in full prior to such date. In January 2014, the Company executed leases for two new facilities, and in February 2014, the Company provided Dover with written certification of a planned relocation from certain properties of the Acquired Businesses. Consequently, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million. The promissory notes were subject to further reduction by $1.75 million upon certification from the company to Dover of other specified events that had not yet occurred. The promissory notes were to accrue interest on the unpaid balance for each day that they remained outstanding after December 1, 2014 at a per annum rate equal to the London Interbank Offered Rate plus 10%, and could be prepaid by the Company at any time without penalty prior to May 1, 2019. After giving effect to the post-Closing purchase price adjustments described above, and including the principal amount reduction of the promissory notes to Dover, the aggregate purchase price paid to the Sellers as of the date of this report was $106.0 million.

In November 2014, the Company prepaid the outstanding amounts under the promissory notes. The $16.3 million payoff amount reflected the principal amounts of $18.0 million that was outstanding under the original promissory notes, less a $1.8 million reduction triggered by the prepayment in full of the notes prior to January 1, 2015.

The Company, Dover, and certain of their affiliates also entered into a transition services agreement, an intellectual property termination agreement and a license agreement which govern certain ongoing relationships between the Company and Dover and their respective affiliates following the Closing.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the date of acquisition, the consolidated financial statements include estimated identifiable intangible assets with a fair value aggregating $12.0 million, which will be amortized based on the pattern and period over which the economic benefits of the intangible assets are realized. The estimated weighted average period was 8.0 years. The Company engaged independent valuation advisors to assist the Company in estimating the identifiable intangible asset value. The estimated identifiable intangible asset value is primarily based on information and assumptions developed by the Company’s management, certain publicly available information, and discussions with management of the Acquired Businesses.

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

5. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	July 31,
	2015	2014
	(in thousands)
Accrued compensation	$18,279	$18,931
Accrued vendor liability	1,285	966
Accrued professional fees	1,371	1,912
Warranty reserve	2,983	3,206
Accrued income, and other taxes	3,217	3,641
Accrued restructuring	1,603	1,478
Indemnification accrual	—	1,500
Accrued commissions	2,403	2,154
Other accrued expenses	4,438	5,651

Total accrued expenses	$35,579	$39,439

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT

Long-term debt consists of the following:

	July 31, 2015	July 31, 2014
	(in thousands)
Bank Term Loan under Credit Agreement	$24,062	$48,518
Bank Term Loan—Commerzbank	3,417	3,448
Seller Financing—Promissory Notes	—	18,000

Total debt	27,479	69,966
Less: financing fees	(1,032)	(1,218)
Less: current portion	(2,509)	(3,831)

Total long-term debt	$23,938	$64,917

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
2016	2,538
2017	2,850
2018	3,788
2019	16,288
Thereafter	2,015

Total	$27,479

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of July 31, 2015, the interest rate in effect on the Facility was 2.63%.

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

The Company’s obligations under the Facility may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, the failure to comply with covenants, ERISA defaults, judgment defaults, bankruptcy and insolvency defaults and cross defaults to material indebtedness

As of July 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.

On September 16, 2015 the Company and ECT (“the Borrowers”) entered into the First Amendment to the Credit Agreement and Waiver with SVB and the Lenders, pursuant to which SVB and the Lenders waived the delivery of monthly financial statements for the month ending June 30, 2015, and the parties agreed to amend the Credit Agreement such that the delivery of financial statements were to occur on a quarterly basis as opposed to monthly, and that the Company may repurchase up to $30 million of its capital stock provided that it comply with certain financial covenants.

Seller Financing—Promissory Notes

As described in Note 4 above, pursuant to the Dover Purchase Agreement, in connection with the closing of the Dover Acquisition, the Company issued promissory notes having an aggregate principal amount of $20.0 million to Dover. During the three months ended January 31, 2014, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million, when the company executed leases for two new facilities, which triggered a reduction to the notes in accordance with their terms. On November 26, 2014, the

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company repaid in full all outstanding amounts under these promissory notes. The $16.3 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less $1.8 million pursuant to a reduction in principal for which the Company was entitled under the original promissory notes. Such reduction related to prepayment of the promissory notes before January 1, 2015 and was recorded as a gain on repayment of subordinated debt as a component of other income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended July 31, 2015. As a result of this repayment during the interest-free period, the Company reversed approximately $0.9 million of accrued interest and recorded the benefit as a component of other income in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended July 31, 2015.

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

7. INCOME TAXES

The components of income (loss) before income taxes and the provision (benefit) from income taxes consist of the following:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Income (loss) before income taxes
U.S.	$6,290	$(4,715)	$(15,388)
Foreign	27,816	7,573	2,986

Income (loss) before income taxes	$34,106	$2,858	$(12,402)

Provision for (benefit from) income taxes:
Current:
Federal	$—	$—	$—
State	—	(16)	—
Foreign	3,123	2,019	(275)

Total Current	$3,123	$2,003	$(275)

Deferred
Federal	$110	$(414)	$—
State	2	(12)	—
Foreign	(647)	(810)	—

Total Deferred	(535)	(1,236)	—

Total provision for (benefit from) income taxes	$2,588	$767	$(275)

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended July 31,
	2015	2014	2013
U.S. federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	(15.33)	240.91	(41.24)
Foreign rate differential	(21.03)	(47.44)	3.49
Permanent differences	8.88	(200.49)	(2.19)
Change in uncertain tax positions	(0.26)	(2.97)	7.16
Other	0.33	1.85	—

Effective tax rate	7.59%	26.86%	2.22%

Deferred tax assets and liabilities as of July 31, 2015, and 2014 are as follows:

	As of July 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$139,688	$148,155
Capital loss carryforwards	420	418
Tax credits	31,226	29,033
Inventory valuation reserves	24,281	20,635
Deferred revenue	1,410	1,615
Other	14,517	13,223

Total deferred tax assets	211,542	213,079
Valuation allowance	(209,734)	(211,925)

Net deferred tax assets	$1,808	$1,154

Deferred tax liabilities:
Intangibles	$(839)	$(1,078)
Fixed assets and spares	(1,312)	(509)
Prepaid expenses	(335)	(32)
Other	—	(58)

Total deferred tax liabilities	(2,486)	(1,677)

Net deferred tax assets (liabilities)	$(678)	$(523)

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside of the U.S. and on which no U.S. taxes have been provided are approximately $29.9 million and $8.3 million as of July 31, 2015 and 2014. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be minimal.

Compliance with section 10-30 of FASB ASC Topic 740, Income Taxes, requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. Because of the cumulative net loss position of the Company and the uncertainty of the timing of profitability in future periods, the Company determined that a valuation allowance against its US net deferred tax assets is appropriate as the Company determined it would be more likely than not unable to realize its US deferred tax assets. There is,

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

however, no valuation allowance in certain foreign jurisdictions, as the foreign entities have cumulative income and expected future income. The valuation allowance totaled $209.7 million and $211.9 million as of July 31, 2015 and 2014, respectively. The decrease in the Company’s valuation allowance compared to the prior year was primarily due to a decrease in U.S. deferred tax assets associated with sources of income in the current year.

As of July 31, 2015, the Company had federal net operating loss carryforwards of $344.4 million, which expire from 2019 to 2034, federal tax credit carryforwards, including research and development and foreign tax credits, of $9.2 million which expire from 2018 to 2035, state net operating loss carryforwards of $255.8 million, which expire from 2016 to 2034, and state tax credits and carryforwards of $36.3 million, of which the majority have an indefinite credit carryforward period. The remaining state tax credit carryforwards begin expiring in 2016 to 2030. The Company also has foreign net operating loss carryforwards of approximately $16.6 million in various foreign jurisdictions.

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

A summary of the Company’s adjustments to its uncertain tax positions in the fiscal years ended July 31, 2015, 2014 and 2013 is as follows:

	July 31, 2015	July 31, 2014	July 31, 2013
	(in thousands)
Balance at beginning of year	$6,590	$6,788	$8,009
Increase (decrease) for uncertain tax positions related to the current year	185	12	(242)
Decrease for uncertain tax positions related to prior years	—	—	(54)
Decreases for lapses of statutes of limitations	(508)	(210)	(925)

Balance at end of year	$6,267	$6,590	$6,788

As of July 31, 2015 and 2014, the Company’s unrecognized tax benefits were $6.3 million and $6.6 million, respectively, of which $2.7 million and $3.0 million, respectively, if recognized, would impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has accrued a total of $1.0 million for the potential payment of interest and penalties at both July 31, 2015 and July 31, 2014. The Company does not anticipate the amount of the reserve for uncertain tax positions that will be reduced over the next 12 month period will be material as the Company settles disputed items with the appropriate taxing authorities.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions, which are subject to potential examination by tax authorities. With few exceptions, the Company’s 1998 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss carryforwards.

Net cash paid for income taxes during the fiscal years ended July 31, 2015, July 31, 2014 and July 31, 2013 was approximately $2.9 million, $1.1 million, and $0.2 million, respectively.

8. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 15, 2011, the Company announced that its Board of Directors authorized a stock repurchase program for up to $25 million (the “2011 Plan”). Under this program, the Company’s Board of Directors authorized the Company to repurchase shares of our common stock from time to time in open market transactions. The Company determined the timing and amount of the transaction based on its evaluation of market conditions and other factors. The Company could suspend or discontinue the repurchase program at any time and the program had no expiration date. During the year ended July 31, 2015, the Company did not repurchase any shares under this program.

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions (the “2015 plan”). This repurchase program supersedes the 2011 Plan and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue the repurchase program at any time and the program has no expiration date. As of October 7, 2015, the Company had repurchased 1,206,605 shares for $7.4 million under the 2015 plan.

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

Reserved Unissued Shares

At July 31, 2015 and July 31, 2014, the Company had reserved 4,632,441 and 5,274,122 of unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s stock-based compensation plans, at July 31, 2015, 25,080 shares were available for future grant under the 2010 Plan. No shares were available for future grant under any of the Company’s other stock-based compensation plans. The Company’s general practice has been to issue new shares upon the exercise of stock options or vesting of RSUs.

For the fiscal years ended July 31, 2015, 2014 and 2013 the Company’s stock option activity is as follows:

	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	475,874	$15.08	950,554	$22.88	1,242,471	$21.87
Exercised	(47,687)	5.79	(69,641)	5.84	(2,449)	5.55
Forfeited/Expired	(403,107)	14.99	(405,039)	34.97	(289,468)	18.71

Options outstanding and exercisable, end of year	25,080	$11.42	475,874	$15.08	950,554	$22.88

The intrinsic value of options exercised during the years ended July 31, 2015, 2014 and 2013 was $0, $207,708, and, $1,307, respectively.

As of July 31, 2015, the status of the Company’s outstanding and exercisable stock options is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price ($)	Number Outstanding (#)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price ($)	Number Exercisable (#)	Weighted Average Exercise Price ($)
$ 0.00 – $13.88	25,080	0.23	$11.42	25,080	$11.42

	25,080	0.23	$11.42	25,080	$11.42

Intrinsic value at July 31, 2015	$—			$—

Restricted Stock Units

For the years presented, the Company granted RSUs to certain executives, directors and employees, with vesting terms ranging from one to four years:

	Year Ended July 31,
	2015	2014	2013
Total awards	938,307	1,109,100	895,900
Executives only	305,000	445,000	390,000

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended July 31, 2015, 2014, and 2013 the status of the Company’s outstanding RSUs is as follows:

	2015		2014		2013
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of year	2,154,638	$6.68	1,968,690	$5.98	1,848,598	$5.81
Granted	938,307	9.87	1,109,100	7.31	895,900	5.82
Vested	(878,186)	6.73	(786,360)	5.94	(754,556)	5.39
Forfeited	(40,625)	7.25	(136,792)	5.98	(21,252)	5.54

RSUs outstanding, end of year	2,174,134	$8.03	2,154,638	$6.68	1,968,690	$5.98

The fair value of RSUs vested during the fiscal years ended July 31, 2015, 2014, and 2013 was $5.9 million, $4.7 million, and $4.1 million, respectively.

Employee Stock Purchase Plan

In December 2003, the shareholders approved an employee stock purchase plan, which was subsequently amended in September 2005, July 2009 and October 2012 (“2004 ESPP”). Under the 2004 ESPP, as amended, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the price of the Company’s common stock on the last business day of a six-month offering period. The 2004 ESPP limited the number of shares that can be issued over the term of the plan to eligible employees to 400,000 shares, and the July 2009 amendment increased the number of shares that may be issued by an additional 400,000 shares. An October 2012 amendment increased the number of shares that may be issued by an additional 800,000 shares. In fiscal years 2015, 2014, and 2013, the total number of shares issued under the 2004 ESPP were 169,624, 114,346, and 165,572, respectively. As of July 31, 2015, there are 428,916 shares available for issuance under the 2004 ESPP.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, whereby a percentage of pretax profits is distributed quarterly to all eligible non-executive employees. Under the Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $0.9 million, $0.3 million, and $0.1 million for the fiscal years ended July 31, 2015, 2014, and 2013 respectively.

The Company also has other established incentive compensation plans for its ECT, atg-Luther & Maelzer and Multitest employees. Under these plans, individuals are compensated based on company performance as well as individual performance, in addition to other specific criteria for each plan. Under these plans, the Company recorded expense of approximately $2.0 million and $1.3 million for fiscal 2015 and fiscal 2014, respectively.

The Company has an Executive Profit Sharing Plan pursuant to which the Company’s executives are eligible to receive cash awards based on the Company’s achievement of certain profitability milestones. For fiscal 2014, the plan included milestones for achieving certain synergy savings targets, all of which were met. Executive employees included in this plan are excluded from the Profit Sharing Bonus Plan. Under the Executive Profit Sharing Plan, the Company recognized expense of $2.7 million for fiscal 2015, and $3.2 million for fiscal 2014. There was no expense recorded for the fiscal year ended July 31, 2013.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company maintains a 401(k) Growth and Investment Plan (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches 50% of employees’ first 6% of voluntary contributions. Company contributions vest at a rate of 20% per year and employees are 100% vested after 5 years of service. The Company funded the match with a contribution of $1.4 million for fiscal 2015, and $1.2 million and $1.1 million for each of the fiscal years ended July 31, 2014, and 2013, respectively.

10. SEGMENT, INDUSTRY AND GEOGRAPHIC AND SIGNIFICANT CUSTOMER SEGMENT INFORMATION

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (“ASC 280”), starting in fiscal 2014, the Company determined that it has six operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, the Company determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, the Company has two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers, and Contactors operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins, and Fixtures operating segments. This financial reporting structure was implemented effective as of December 1, 2013, the acquisition date of Multitest and ECT.

For the fiscal year ended July 31, 2013 the Company operated as one reportable segment, that is, the design, manufacture and sale of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. For the fiscal years ended July 31, 2014 and 2015, this reportable segment is now known as the Semiconductor Test operating segment which is now aggregated into the STS reportable segment.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information for the years ended July 31, 2015, 2014 and 2013 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Corporate	Consolidated
2015
Net sales	$313,858	$84,120	$—	$397,978
Operating income (loss)	$26,318	$5,481	$(2,206)	$29,593
Depreciation and amortization expense	$6,795	$1,289	$—	$8,084

2014
Net sales	$246,939	$58,167	$—	$305,106
Operating income (loss)	$(4,360)	$4,533	$(3,944)	$(3,771)
Depreciation and amortization expense	$7,036	$1,024	$—	$8,060

2013
Net sales	$151,982	$—	$—	$151,982
Operating income (loss)	$(12,390)	$—	$(476)	$(12,866)
Depreciation and amortization expense	$8,044	$—	$—	$8,044

Included in Corporate is restructuring charges.

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

The Company’s sales to its top ten customers for the fiscal years ended July 31, 2015, 2014, and 2013, along with the accounts receivable for the same customers at July 31, 2015, 2014, and 2013, are summarized as follows:

	Fiscal Year Ended July 31,
	2015	2014	2013
Net sales to the top ten customers	54%	51%	70%
Accounts receivable from top ten customers (in millions)	$43.1	$48.6	$21.2

	Fiscal Year Ended July 31,
	2015	2014	2013
The Company’s customers over 10% of net sales:
Spirox	13%	17%	27%
Texas Instruments	<10%	<10%	12%

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s net sales to geographic area for the fiscal years ended July 31, 2015, 2014, and 2013, along with the long-lived assets by location at July 31, 2015 and July 31, 2014, are summarized as follows:

	Fiscal Year Ended July 31,
	2015	2014	2013
	(in thousands)
Sales to unaffiliated customers (ship to location):
United States	$85,467	$65,878	$25,999
Taiwan	50,759	51,699	39,913
Philippines	50,271	33,767	23,106
Malaysia	38,840	21,611	15,935
Thailand	26,414	18,806	4,597
Hong Kong/China	43,330	27,108	13,373
Germany	29,503	21,385	6,855
Singapore	21,652	30,174	9,221
All other countries (none of which is individually greater than 10% of net sales)	51,742	34,678	12,983

Total sales to unaffiliated customers	$397,978	$305,106	$151,982

	As of July 31,
	2015	2014
	(in thousands)
Long-lived assets:
United States	$16,317	$16,570
Germany	9,254	9,198
Malaysia	3,281	3,598
China	471	711
Singapore	678	689
Japan	617	446
Philippines	273	391
Taiwan	181	107
All other countries	378	443

Total long-lived assets	$31,450	$32,153

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

11. COMMITMENTS AND CONTINGENCIES

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2015 or July 31, 2014.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liability or costs that may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of July 31, 2015 or July 31, 2014.

As of July 31, 2015, the Company had approximately $40.2 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of July 31, 2015, are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2016	$6,887	$658	$7,545
2017	5,294	403	5,697
2018	2,623	156	2,779
2019	2,087	13	2,100
2020	1,486	—	1,486
Thereafter	3,036	—	3,036

Total minimum lease payments	$21,413	$1,230	$22,643

Total rent expense for the fiscal years ended July 31, 2015, 2014, and 2013 was $5.8 million, $6.9 million, and $4.1 million, respectively.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RESTRUCTURING

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

As of July 31, 2015, the Company’s restructuring accrual represents obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate facilities during the fiscal years and 2009, as well as severance obligations payable related to headcount reductions from actions undertaken during fiscal 2014 and 2015.

In the fiscal year ended July 31, 2009, the Company vacated certain facilities in an effort to consolidate operations and align the Company’s capacity after the merger with Credence. During fiscal 2015, the Company recognized expense of $0.3 million as a result of modifying sublease assumptions for its facility accrual associated with its Milpitas, California location. As of July 31, 2015 and 2014, the accrual for the previously restructured facility leases was $1.4 million and $2.1 million, respectively. This includes $0.5 million and $1.1 million, respectively, of long-term payments to be made for the remainder of the respective lease terms, the longest of which is through 2017. This liability is included in other long term liabilities on the Company’s consolidated balance sheets. The remainder of the accrual of $0.9 million is included in other accrued expenses on the Company’s consolidated balance sheets as of July 31, 2015.

On January 30, 2014, the Company announced a strategic restructuring plan in connection with ongoing efforts to reduce costs and maximize efficiencies in connection with the Dover Acquisition. The Company recorded restructuring expense of $3.5 million during fiscal 2014 related to headcount reductions in connection with the implementation of the restructuring plan.

On April 30, 2014, the Company ceased use of its Beaverton, Oregon facility. All operations that had occurred at that location have been transferred to other locations in North America. During fiscal 2014, the Company recorded $0.1 million as restructuring expense, net of assumptions for sublease income, related to remaining lease payments on the Beaverton, Oregon facility.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the Company’s restructuring accrual activity for the three years ended July 31, 2015:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2012	$363	$3,697	$4,060
Restructuring expense	216	260	476
Accretion	—	229	229
Stock based compensation	(47)	—	(47)
Cash paid	(530)	(1,414)	(1,944)

Balance July 31, 2013	$2	$2,772	$2,774
Balance assumed from Dover acquisition	447	—	447
Restructuring expense	3,533	410	3,943
Accretion	—	274	274
Cash paid	(3,561)	(1,325)	(4,886)

Balance July 31, 2014	$421	$2,131	$2,552
Restructuring expense	1,148	1,058	2,206
Accretion	—	326	326
Cash paid	(885)	(2,071)	(2,956)

Balance July 31, 2015	$684	$1,444	$2,128

13. FAIR VALUE MEASUREMENTS

The Company determines its fair value measurements for assets and liabilities based upon the provisions of Topic 820, Fair Value Measurements and Disclosures, to the FASB ASC.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement of the asset or liability. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of July 31, 2015 and July 31, 2014, respectively.

		Fair Value Measurements at Reporting Date Using (in thousands)
July 31, 2015	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$77,858	$77,858	$—	$—
Marketable securities	60,593	7,843	52,750	—

Total Assets	$138,451	$85,701	$52,750	$—

July 31, 2014	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$59,269	$59,269	$—	$—
Marketable securities	39,659	3,974	35,685	—

Total Assets	$98,928	$63,243	$35,685	$—

(1)	Cash and cash equivalents as of July 31, 2015 and July 31, 2014 includes cash held in operating accounts of approximately $76.3 million and $56.0 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s long-term debt, which includes term loans (and seller-financed promissory notes for the fiscal 2014) approximates fair value due to market interest. Long-term debt at July 31, 2015 and 2014 was $27.5 million and $68.7 million, respectively. Within the hierarchy of fair value measurement, these are level 2 inputs.

14. QUARTERLY RESULTS OF OPERATIONS (unaudited)

Fiscal Year Ended July 31, 2015	First Quarter (a)	Second Quarter (a)	Third Quarter (a)	Fourth Quarter (a)
	(in thousands, except per share data)
Net sales	$127,162	$92,284	$103,643	$102,072
Gross profit	53,813	36,484	43,985	45,484
Net income	12,062	3,929	4,738	7,496
Net income per share:
Basic	$0.24	$0.07	$0.09	$0.15
Diluted	$0.24	$0.07	$0.09	$0.15

(a)	The results for fiscal 2015, as presented here, reflect the impact of removing the operating results attributed to the discontinued operations for the Fourth Quarter only, which was the period in which the Company made the determination that the Interface Board Business was held for sale.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income for fiscal 2015 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Discontinued operations	$—	$—	$—	$(912)
Restructuring	(708)	(230)	(530)	(738)
Gain from financing activities	—	2,685	—	—
Reversal of indemnification accrual	—	—	—	1,500
Acquisition and integration related expenses	—	—	—	(649)

Total non-recurring income (expense)	$(708)	$2,455	$(530)	$(799)

Fiscal Year Ended July 31, 2014 (b)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$32,767	$68,356	$105,424	$124,327
Gross profit	17,131	26,812	43,555	52,903
Net income (loss)	(6,900)	(1,604)	(200)	9,537
Net income (loss) per share:
Basic	$(0.14)	$(0.03)	$(0.00)	$0.20
Diluted	$(0.14)	$(0.03)	$(0.00)	$0.19

(b)	The results for the second quarter of 2014, as presented here, reflect the impact of retroactive accounting treatment for $2.6 million of bargain purchase gain, ($1.4) million of which was recorded in the third quarter of 2014 and $4 million of which was recorded in the fourth quarter of 2014.

Net income for fiscal 2014 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Restructuring	$—	$(2,159)	$(1,422)	$(363)
Bargain purchase gain	—	8,621	—	—
Acquisition and integration related expenses	(1,700)	(428)	(350)	(407)

Total non-recurring (expense) income	$(1,700)	$6,034	$(1,772)	$(770)

15. SUBSEQUENT EVENTS

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which it is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions. This repurchase program supersedes the 2011 repurchase program and as a result there are no shares available for repurchase under the 2011 repurchase program.

As of October 7, 2015, we have repurchased 1,206,605 shares of common stock for a total purchase price of $7.4 million, since the inception of the program on September 3, 2015.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Interface Board Business

On June 12, 2015, the Company announced the execution of a non-binding letter of intent to sell our semiconductor test interface board business based in Santa Clara, CA (“Interface Board Business”) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively, “Fastprint”), and on September 8, 2015, the Company entered into the Purchase Agreement with Fastprint for the sale of the Interface Board Business.

Pursuant to the Purchase Agreement, the Company will sell and transfer to Fastprint certain assets used or primarily related to the Interface Board Business, and will assign, and Fastprint will assume, certain specified liabilities associated with the Interface Board Business, along with the transfer of the employees associated with that business. The purchase price for the business is $23.0 million. $20.7 million is due at closing, with $2.3 million payable upon the first anniversary of the closing of the transaction, subject to claims for indemnification by Fastprint, if any, prior to that time. The deal is expected to close by October 30, 2015, pending the satisfaction of customary closing conditions, including applicable governmental approvals.

On September 16, 2015 the Company and ECT (the Borrowers) entered into the First Amendment to the Credit Agreement and Waiver with SVB and the Lenders, pursuant to which SVB and the Lenders waived the delivery of monthly financial statements for the month ending June 30, 2015, and the parties agreed to amend the Credit Agreement such that the delivery of financial statements were to occur on a quarterly basis as opposed to monthly, and that the Company may repurchase up to $30 million of its capital stock provided that it comply with certain financial covenants.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xcerra Corporation (formerly LTX-Credence Corporation)

Norwood, Massachusetts

We have audited the accompanying consolidated balance sheets of Xcerra Corporation as of July 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xcerra Corporation at July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xcerra Corporation’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2015 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Boston, Massachusetts

October 14, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in this Item 9A.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015. In making this assessment, the Company’s management used the criteria based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that, as of July 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xcerra Corporation (formerly LTX-Credence Corporation)

Norwood, Massachusetts

We have audited Xcerra Corporation’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xcerra Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Xcerra Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xcerra Corporation as of July 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2015 and our report dated October 14, 2015 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Boston, Massachusetts

October 14, 2015

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information relating to our directors and executive officers, Section 16(a) beneficial ownership reporting compliance, code of ethics, director nomination procedures and audit committee, is incorporated herein by reference from our definitive proxy statement in connection with our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”). The 2015 Proxy Statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

The information required by this item, including information relating to our executive compensation and compensation committee, is incorporated herein by reference from the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including information relating to our security ownership of certain beneficial owners, is incorporated herein by reference from the 2015 Proxy Statement. In addition, the information under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item, including information relating to our related person transactions and director independence, is incorporated herein by reference from the 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item, including information relating to our principal accountant fees and services, is incorporated herein by reference from the 2015 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2015, are included in Item 8, herein.

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

(c) Financial Statement Schedules

SCHEDULE II

XCERRA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2015, 2014 and 2013

(in thousands)

Description	Balance at beginning of period	Charged to expense	Transfers, Net (1)	Deductions (2)	Balance at end of period
Reserve for doubtful accounts
July 31, 2015	$139	$5	$—	$(34)	$110
July 31, 2014	$—	$268	$—	$(129)	$139
July 31, 2013	$39	$—	$—	$(39)	$—
Reserve for excess and obsolete inventory (3)
July 31, 2015	$45,178	$2,665	$1,841	$(2,776)	$46,908
July 31, 2014	$41,817	$3,662	$2,371	$(2,672)	$45,178
July 31, 2013	$42,392	$1,822	$359	$(2,756)	$41,817

(1)	Represents transfers from fully reserved vendor liability obligations and internal capital equipment and transfers to fixed assets. This figure also represents reserves related to the discontinued operations.
(2)	Represents amounts written off or utilization of reserve or recovery of previously written off amounts.
(3)	Amounts charged to expense and recorded in cost of sales are costs relating to product deemed defective or unusable during the normal manufacturing process which total $2.6 million, $3.7 million and $1.8 million for fiscal years 2015, 2014, and 2013, respectively. Deductions, which totaled $2.8 million, $2.7 million and $2.8 million for the fiscal years 2015, 2014, and 2013, respectively, are also recorded to cost of sales and primarily represent scrapping of inventory no longer in use, with some release of reserves related to sales of previously reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xcerra CORPORATION

By:	/s/ DAVID G. TACELLI
David G. Tacelli
President and Chief Executive Officer

October 14, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	October 14, 2015

/S/ DAVID G. TACELLI David G. Tacelli	President, Chief Executive Officer and Director (Principal Executive Officer)	October 14, 2015

/S/ MARK J. GALLENBERGER Mark J. Gallenberger	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	October 14, 2015

/S/ MARK S. AIN Mark S. Ain	Director	October 14, 2015

/S/ ROGER J. MAGGS Roger J. Maggs	Director	October 14, 2015

/S/ BRUCE R. WRIGHT Bruce R. Wright	Director	October 14, 2015

/S/ JORGE L. TITINGER Jorge L. Titinger	Director	October 14, 2015

EXHIBIT INDEX

Exhibit No.	Description
2.3	Master Sale and Purchase Agreement, made and effective as of September 6, 2013, by and among the Registrant, Dover Printing & Identification, Inc. and, for the limited purposes set forth therein, Dover Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2013)

3.1	Restated Articles of Organization, as amended

3.2	By-laws, as amended

10.1+	2004 Stock Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.2+	Second Amended and Restated 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on January 17, 2013 (File No. 333-186072))

10.3+	2010 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on November 8, 2010)

10.4+	Summary of Executive Profit Sharing Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2014)

10.5+	Form of Change of Control Agreement entered into with certain executive officers (Incorporated by reference to Exhibit 10(Y) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.6+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2011)

10.7	Credit Agreement, dated November 27, 2013, among the Company, Everett Charles Technologies LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2013)

10.8	First Amendment to Credit Agreement and Waiver, dated April 15, 2014, among the Registrant, Everett Charles Technologies, LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed on June 9, 2014)

Exhibit No.	Description
10.9+	Executive Employment Agreement, dated April 29, 2014, between the Company and David G. Tacelli (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).

10.10+	Executive Employment Agreement, dated April 29, 2014, between the Company and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014)

10.11+	Addendum to Employment Agreement, dated April 29, 2014, between the Company and Pascal Ronde (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014)

10.12	Credit Agreement, dated December 15, 2014, among the Company, Everett Charles Technologies LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2014)

10.13	Asset Purchase Agreement, dated as of September 8, 2015, by and among the Company, Everett Charles Technologies, LLC, Multitest Electronic Systems, Inc., Fastprint Hong Kong Co. Ltd., Fastprint Technology (U.S.) LLC, and FastTest Technology, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2015)

10.14	First Amendment to Credit Agreement and Waiver, dated September 16, 2015, among the Company, Everett Charles Technologies, LLC, the several lenders identified on the signature pages thereto and Silicon Valley Bank as Administrative Agent and Collateral Agent

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Shareholder Return on Common Stock

The graph below compares Xcerra Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Sector Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 7/31/2011 to 7/31/2015.

* $100 invested on 7/31/11 in stock or index, including reinvestment of dividends.

Fiscal year ending July 31.

	7/11	7/12	7/13	7/14	7/15
Xcerra Corporation	100.00	81.50	74.55	130.04	87.48
NASDAQ Composite Index	100.00	106.26	131.09	157.97	185.39
Philadelphia Semiconductor Sector Index	100.00	98.26	122.40	155.65	165.57

The stock price performance included in this graph is not necessarily indicative of future stock price performance.