Form 10-Q
period 2015-10-31
Xcerra Corp
filed 2015-12-10
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 4, 2015
Common Stock, $0.05 par value per share	54,325,388 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	October 31, 2015	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$64,205	$77,858
Marketable securities	59,124	60,593
Accounts receivable—trade, net of allowances of $85 and $110, respectively	73,896	81,313
Accounts receivable—other	292	326
Inventories	62,387	60,593
Prepaid expenses and other current assets	8,344	8,393
Assets held for sale	10,713	10,454

Total current assets	278,961	299,530
Property and equipment, net	30,563	31,450
Intangible assets, net	10,226	10,640
Goodwill	43,850	43,850
Other assets	2,585	2,005

Total assets	$366,185	$387,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,143	$2,509
Accounts payable	20,518	27,492
Deferred revenues	7,197	7,466
Other accrued expenses	30,256	35,579
Liabilities held for sale	912	1,147

Total current liabilities	62,026	74,193
Other long-term liabilities	11,201	10,876
Term loans	23,242	23,938
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	2,672	2,732
Additional paid-in capital	803,707	809,944
Accumulated other comprehensive loss	(14,213)	(13,424)
Accumulated deficit	(522,450)	(520,784)

Total stockholders’ equity	269,716	278,468

Total liabilities and stockholders’ equity	$366,185	$387,475

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2015	2014
Net product sales	$71,873	$108,122
Net service sales	6,528	8,099

Net sales	78,401	116,221
Cost of sales	46,269	63,022

Gross profit	32,132	53,199
Engineering and product development expenses	15,063	16,065
Selling, general and administrative expenses	17,952	22,155
Amortization of purchased intangible assets	414	535
Restructuring	133	708

(Loss) income from operations	(1,430)	13,736
Other income (expense):
Interest expense	(287)	(915)
Interest income	124	96
Other income, net	1,626	340

Income before provision for income taxes	33	13,257
Provision for income taxes	911	763

(Loss) income from continuing operations	(878)	12,494
Loss from discontinued operations, net of tax	(788)	(432)

Net (loss) income	$(1,666)	$12,062

Basic net (loss) income per share:
Net (loss) income from continuing operations	$(0.02)	$0.24
Net loss from discontinued operations, net of tax	$(0.01)	$(0.01)

Basic net (loss) income per share	$(0.03)	$0.24

Diluted net (loss) income per share:
Net (loss) income from continuing operations	$(0.02)	$0.24
Net loss from discontinued operations, net of tax	$(0.01)	$(0.01)

Diluted net (loss) income per share	$(0.03)	$0.23

Weighted-average common and common equivalent shares used in computing net income per share:
Basic	54,490	51,128
Diluted	54,490	52,303
Comprehensive (loss) income:
Net (loss) income	$(1,666)	$12,062
Unrealized gain (loss) on marketable securities	2	(11)
Change in pension liability	—	3
Unrealized loss on currency translation	(789)	(3,620)

Comprehensive (loss) income	$(2,453)	$8,434

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,666)	$12,062
Add (deduct) non-cash items
Stock-based compensation	1,931	1,933
Depreciation and amortization	1,891	2,476
Restructuring	133	708
Other non-cash items	129	326
Changes in operating assets and liabilities:
Accounts receivable	7,743	8,493
Inventories	(1,665)	2,842
Prepaid expenses	(434)	(2,708)
Accounts payable	(6,782)	(6,985)
Accrued expenses	(12,079)	112
Deferred revenues	4,766	1,479

Net cash (used in) provided by operating activities	(6,033)	20,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(591)	(2,196)
Purchases of available-for-sale securities	(17,613)	(38,331)
Proceeds from sales and maturities of available-for-sale securities	18,891	19,859

Net cash provided by (used in) investing activities	687	(20,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(7,376)	—
Proceeds from sale of common stock, net of issuance costs	—	52,440
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(854)	(942)
Principal payments on bank term loan	—	(20,730)

Net cash (used in) provided by financing activities	(8,230)	30,768

Effect of exchange rate changes on cash and cash equivalents	(77)	(1,317)

Net (decrease) increase in cash and cash equivalents	(13,653)	29,521
Cash and cash equivalents at beginning of period	77,858	59,269

Cash and cash equivalents at end of period	$64,205	$88,790

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

Xcerra Corporation (“Xcerra” or the “Company”), is a global provider of test and handling capital equipment, interface products, test fixtures, and services to the semiconductor, industrial, and electronics manufacturing industries. The Company designs, manufacturers, markets and services systems and products that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. Xcerra operates in the semiconductor and electronics manufacturing test markets and is the parent company to the atg-Luther & Maelzer (“atg”), Everett Charles Technologies (“ECT”), LTX-Credence (“LTXC”) and Multitest (“Multitest”) businesses. Semiconductor designers and manufacturers worldwide use the Company’s test and handling equipment and interface products to test their devices during the manufacturing process. The Company’s interface products include the design, manufacture and marketing of load boards, contactors, and pins used in various types of test equipment, as well as in a wide variety of commercial and consumer applications. After testing, these semiconductor devices are incorporated into a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. The Company also designs, manufactures and markets printed circuit board (“PCB”) test systems used in the testing of pre-assembly PCBs. These testers are used to verify the quality of the PCB prior to the installation of components. The types of PCBs that are tested using the Company’s systems include a diverse set of electronic products including network servers, personal computers, tablet computers and mobile phones. The Company’s test fixture products include the design, manufacture, and marketing of in-circuit and functional-circuit test fixtures for testing assembled PCBs. The Company also sells hardware and software support and maintenance services for its products.

On November 30, 2015, the Company completed the sale of its semiconductor test interface board business based in Santa Clara, CA (“Interface Board Business”) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively, “Fastprint”), pursuant to an Asset Purchase Agreement, entered into between the company and Fastprint on September 8, 2015 (the “Purchase Agreement”).

The Company sold and transferred to Fastprint certain assets used or primarily related to the Interface Board Business, and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business, along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested. The purchase price for the Assets was $23.0 million, plus amounts consisting of the accrued and unpaid vacation of certain U.S. employees transferring to the buyer (as defined in the Purchase Agreement, the “Accrued U.S. Compensation Amount” and, together with the Assumed Liabilities, collectively, the “Purchase Price”), and at the Closing the Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Agreement, $2.3 million of the purchase price has been withheld by Fastprint and shall be payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time.

As a result, the Company has identified certain assets and liabilities associated with this business to be held for sale. The unaudited financial results in this Quarterly Report on Form 10-Q for the period ending October 31, 2015 give effect to these items as discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Preparation of Financial Statements and Use of Estimates

The accompanying financial statements have been prepared by the Company, and reflect all adjustments, which, in the opinion of management, are necessary for fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. Such estimates relate to fair values ascribed to the assets and liabilities acquired in connection with the acquisition of the Multitest and ECT Businesses from Dover Printing & Identification, Inc. (the “Dover Acquisition”), revenue recognition, the allowance for doubtful accounts, inventory valuation, depreciation, product warranty costs, stock-based compensation and income taxes, among others.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2015	July 31, 2015
	(in thousands)
Material and purchased components	$29,107	$27,249
Work-in-process	15,078	15,250
Finished equipment, including inventory consigned to customers	18,202	18,094

Total inventories	$62,387	$60,593

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2015 and July 31, 2015, inventory was stated net of inventory reserves of $46.4 million and $46.9 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

Goodwill and Other Intangibles

In accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other (“ASC 350”), goodwill is not amortized. Rather, the Company’s goodwill is subject to periodic impairment testing. ASC 350 requires that the Company assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its goodwill impairment testing at July 31, 2015 and determined no adjustment to goodwill was necessary.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of October 31, 2015, the Company’s goodwill is allocated to its Semiconductor Test reporting unit and its Contactors reporting unit. Based on ASC 350-20-35-3A, as of October 31, 2015, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	October 31, 2015	July 31, 2015
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820

Total goodwill	$43,850	$43,850

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangibles asset, net on the Company’s Consolidated Balance Sheets:

		As of October 31, 2015
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg, and Titan)	6-20	$29,882	$(27,069)	$2,813
Customer Relationships – ECT, Multitest, atg, and Titan	2	1,844	(1,123)	721
Maintenance agreements—ASL & Diamond	7	1,900	(1,697)	203
Trade Names	10	70	(8)	62
Non-compete Agreements	1	8	(8)	—

Total intangible assets		$33,704	$(29,905)	$3,799

		As of July 31, 2015
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg, and Titan)	6-20	$29,882	$(26,856)	$3,026
Customer Relationships – ECT, Multitest, atg, and Titan	2	1,844	(992)	852
Maintenance agreements—ASL & Diamond	7	1,900	(1,629)	271
Trade Names	10	70	(6)	64
Non-compete Agreements	1	8	(8)	—

Total intangible assets		$33,704	$(29,491)	$4,213

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 4.0 years.

The Company expects amortization for these intangible assets to be to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2016	$792
2017	669
2018	472
2019	379
Thereafter	1,487

Total	$3,799

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

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of October 31, 2015, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. . Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of other income (expense), net, and were $1.6 million and $0.4 million, respectively, for the three months ended October 31, 2015 and 2014, respectively. The functional currency of ECT, Multitest and atg is local currency, predominantly Euro, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the three months ended October 31, 2015 and 2014:

	Three Months Ended October 31,
Product Warranty Activity	2015	2014
	(in thousands)
Balance at beginning of period	$2,983	$3,206
Warranty expenditures for current period	(1,135)	(1,440)
Changes in liability related to pre-existing warranties	28	(108)
Provision for warranty costs in the period	952	1,734

Balance at end of period	$2,828	$3,392

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

Engineering and Product Development Expenses

The Company expenses all engineering and product development costs as incurred. Expenses relating to certain software development costs, subject to capitalization in accordance with Topic 985, Software, to the FASB ASC, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Shipping and handling costs were insignificant for the three months ended October 31, 2015 and 2014.

Income Taxes

The Company recorded an income tax provision of $0.9 million for the three months ended October 31, 2015, primarily due to foreign taxes in profitable locations.

The Company’s total liability for unrecognized income tax benefits was $6.3 million (of which $2.7 million, if recognized, would impact the Company’s income tax rate) as of October 31, 2015 and July 31, 2015. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of October 31, 2015 and July 31, 2015, the Company had accrued approximately $1.0 million for potential payment of accrued interest and penalties.

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

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under various stock-based compensation plans, including the 2010 Stock Plan (“2010 Plan”) and 2004 Stock Plan, The Company can only grant awards from the 2010 Plan.

During the three months ended October 31, 2015, the Company granted 776,300 Restricted Stock Units (“RSUs”) to certain employees, with such shares vesting in equal installments in each of the next four years. The stock-based compensation expense related to these awards is recognized over their vesting periods.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (“Topic 718”). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three months ended October 31, 2015 and 2014, the Company recorded stock-based compensation expense of approximately $1.9 million in both periods, in connection with its share-based awards.

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

Reconciliation between basic and diluted net (loss) income per common share is as follows:

	Three Months Ended October 31,
	2015	2014
Net (loss) income	$(1,666)	$12,062
Basic EPS
Weighted average shares outstanding- basic	54,490	51,128
Basic EPS	$(0.03)	$0.24
Diluted EPS
Weighted average shares outstanding- basic	54,490	51,128
Plus: impact of stock options and unvested RSUs	—	1,175

Weighted average shares outstanding- diluted	54,490	52,303
Diluted net (loss) income per share	$(0.03)	$0.23

For the three months ended October 31, 2015, there were no outstanding options to purchase stock of the company. For the three months ended October 31, 2014, options to purchase approximately 0.2 million shares of common stock were not included in the calculation of diluted net loss per share because the effect of including the options would have been anti-dilutive. The calculation of diluted net loss per share also excludes 2.4 million RSUs, for the three months ended October 31, 2015 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
October 31, 2015
Due in less than one year	$25,543
Due in 1 to 3 years	33,581

Total marketable securities	$59,124

Total Amount
(in thousands)
July 31, 2015
Due in less than one year	$36,447
Due in 1 to 3 years	24,146

Total marketable securities	$60,593

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
October 31, 2015
Corporate	$14,941	$14,922
Government	25,641	25,448
Mortgage-Backed	2,442	2,444
Asset-Backed	16,100	16,077

Total	$59,124	$58,891

	Market Value	Amortized Cost
	(in thousands)
July 31, 2015
Corporate	$15,996	$15,951
Government	25,567	25,381
Mortgage-Backed	2,670	2,674
Asset-Backed	16,360	16,335

Total	$60,593	$60,341

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other-than-temporary impairment losses recorded in the three months ended October 31, 2015 or 2014.

The following table summarizes marketable securities and related unrealized gains and losses as of October 31, 2015 and July 31, 2015:

October 31, 2015	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$11,916	$(5)
Securities > 12 months unrealized losses	22,743	(45)
Securities < 12 months unrealized gains	13,627	15
Securities > 12 months unrealized gains	10,838	17

Total	$59,124	$(18)

July 31, 2015	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$17,767	$(28)
Securities > 12 months unrealized losses	11,592	(23)
Securities < 12 months unrealized gains	18,681	12
Securities > 12 months unrealized gains	12,553	20

Total	$60,593	$(19)

Property and Equipment

Property and equipment acquired is recorded at cost. The Company records depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over five to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of October 31, 2015 and July 31, 2015 are summarized as follows:

	October 31, 2015	July 31, 2015	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$40,245	$41,398	5 or 7
Machinery, equipment and internally manufactured systems	32,333	32,068	3-7
Office furniture and equipment	2,494	2,518	3-7
Purchased software	602	506	3
Land	6,106	6,106	—
Buildings	8,634	8,634	5 or 7
Leasehold improvements	10,653	11,029	10-40 years Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	101,067	102,259
Accumulated depreciation and amortization	(70,504)	(70,809)

Property and equipment, net	$30,563	$31,450

3. DISCONTINUED OPERATIONS

On November 30, 2015, the Company completed the sale of its Interface Board Business to Fastprint pursuant to the Purchase Agreement. The Company sold and transferred to Fastprint certain assets used or primarily related to the Interface Board Business, and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business, along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested. The purchase price for the Assets was $23.0 million, plus amounts consisting of the accrued and unpaid vacation of certain U.S. employees transferring to the buyer (as defined in the Purchase Agreement, the “Accrued U.S. Compensation Amount” and, together with the Assumed Liabilities, collectively, the “Purchase Price”), and at the Closing the Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Agreement, $2.3 million of the purchase price has been withheld by Fastprint and shall be payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. The Company’s historical financials have been revised to present the operating results of the Interface Board Business as a discontinued operation. In the three months ended January 31, 2016, the Company expects to recognize a gain of approximately $12.0 million associated with the sale of the Interface Board Business.

Summarized results of the discontinued operation are as follows for the three months ended October 31, 2015 and 2014:

	For the three months ended October 31,
	2015	2014
	(in thousands)
Revenue	$9,563	$10,941
Loss from discontinued operations	$(788)	$(432)
Provision for income taxes	—	—

Loss from discontinued operations, net of tax	$(788)	$(432)

The operating results of the Interface Board Business were historically included in the results of operations for the Interface Products Group which were included in the Semiconductor Test Solutions reportable segment.

The presentation of the Interface Board Business as a discontinued operation has no impact on the previously reported net income (loss) or stockholder’s equity.

Assets and liabilities identifiable within the Interface Board Business are reported as “Assets held for sale” and “Liabilities held for sale”, respectively, in the Consolidated Balance Sheets. The major classes of assets and liabilities of the discontinued operation as of October 31, 2015 and July 31, 2015 is as follows:

	October 31, 2015	July 31, 2015
	(in thousands)
Assets held for sale:
Inventory	$1,834	$1,904
Prepaid expenses and other current assets	250	254
Fixed assets, net	8,289	7,939
Intangibles	340	357

Assets held for sale	$10,713	$10,454

Liabilities held for sale:
Accrued expenses	$912	$1,147

Liabilities held for sale	$912	$1,147

4. BUSINESS COMBINATION

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

5. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Segment Reporting

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (“ASC 280”), the Company has determined that it has seven operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, Interface Boards, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, the Company determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, the Company has two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers and Contactors operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins and Fixtures operating segments.

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

Segment information for the three months ended October 31, 2015 and 2014 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended October 31, 2015
Net sales	$57,185	$21,216	$78,401
(Loss) income from operations	$(3,171)	$1,741	$(1,430)
Depreciation and amortization expense	$1,472	$403	$1,875

Three months ended October 31, 2014
Net sales	$93,169	$23,052	$116,221
Income (loss) from operations	$12,091	$1,645	$13,736
Depreciation and amortization expense	$1,939	$255	$2,194

The Company is not disclosing total assets for each of its reportable segments as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales to geographic area for the three months ended October 31, 2015 and 2014, along with its long-lived assets by location at October 31, 2015 and July 31, 2015, are summarized as follows:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Net sales:
United States	$23,368	$32,404
Taiwan	8,977	13,904
Philippines	11,428	12,468
Malaysia	3,273	5,028
Thailand	5,844	8,562
Hong Kong/China	7,423	12,365
Germany	4,712	10,061
Singapore	2,915	6,436
All other countries	10,461	14,993

Total Net Sales	$78,401	$116,221

	October 31, 2015	July 31, 2015
	(in thousands)
Long-lived assets:
United States	$15,112	$16,317
Germany	9,166	9,254
Malaysia	3,285	3,281
China	424	471
Singapore	649	678
Japan	972	617
Philippines	252	273
Taiwan	317	181
All other countries	386	378

Total long-lived assets	$30,563	$31,450

Transfer prices on products sold to foreign subsidiaries are intended to produce profit margins that correspond to the subsidiary’s sales and support efforts.

6. RESTRUCTURING

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

As of October 31, 2015, the Company’s restructuring accrual represented obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate a facility during fiscal year 2009, as well as severance obligations payable related to headcount reductions related to the Company’s announcement in March 2015 to reorganize parts of its Fixtures segment.

During the three months ended October 31, 2015, the Company incurred approximately $0.1 million in relocation costs associated with the Fixtures segment reorganization, which were included in restructuring expense for the period. The remainder of the expense incurred during the three months ended October 31, 2015 was related to severance and other post-employment obligations for certain headcount reductions implemented during the period related to the same action.

The following table sets forth the Company’s restructuring accrual activity for the three months ended October 31, 2015 and October 31, 2014:

	Severance Costs	Facility Leases	Total
		(in thousands)
Balance July 31, 2015	$684	$1,444	$2,128
Additions to expense	30	103	133
Accretion	—	93	93
Cash paid	(362)	(427)	(789)

Balance October 31, 2015	$352	$1,213	$1,565

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$352	$915	$1,267
Other long-term liabilities	—	298	298

Balance October 31, 2015	$352	$1,213	$1,565

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2014	$421	$2,131	$2,552
Additions to expense	357	351	708
Accretion	—	78	78
Cash paid	(253)	(701)	(954)

Balance October 31, 2014	$525	$1,859	$2,384

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$525	$995	$1,520
Other long-term liabilities	—	864	864

Balance October 31, 2014	$525	$1,859	$2,384

7. COMMITMENTS AND CONTINGENCIES

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2015 or July 31, 2015.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liability or costs that may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of October 31, 2015 or July 31, 2015.

As of October 31, 2015, the Company had approximately $47.9 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of October 31, 2015, are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
Remainder of 2016	$5,132	$492	$5,624
2017	5,306	402	5,708
2018	2,638	154	2,792
2019	2,011	14	2,025
2020	1,493	—	1,493
Thereafter	3,024	—	3,024

Total minimum lease payments	$19,604	$1,062	$20,666

8. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at October 31, 2015 and July 31, 2015:

	(in thousands)
	October 31, 2015	July 31, 2015
Accrued compensation	$13,909	$18,279
Accrued vendor liability	1,277	1,285
Accrued professional fees	1,270	1,371
Warranty reserve	2,828	2,983
Accrued income and other taxes	3,989	3,217
Accrued restructuring	1,267	1,603
Accrued commissions	2,062	2,403
Other accrued expenses	3,654	4,438

Total accrued expenses	$30,256	$35,579

9. LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2015	July 31, 2015
	(in thousands)
Bank Term Loan under Credit Agreement	$24,062	$24,063
Bank Term Loan – Commerzbank	3,341	3,416

Total debt	27,403	27,479
Less: financing fees	(1,018)	(1,032)
Less: current portion	(3,143)	(2,509)

Total long-term debt	$23,242	$23,938

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2016	$2,518
2017	2,849
2018	3,786
2019	16,286
Thereafter	1,964

Total	$27,403

Credit Agreement

On December 15, 2014, the Company entered into a credit agreement (the “ Credit Agreement”) with ECT, a wholly owned subsidiary of the Company ( together with the Company, the “Borrowers”), Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility (the “Term Loan”), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to the Company on December 15, 2014 (the “Facility”).

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a London Interbank Offered Rate (“LIBOR”) rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of October 31, 2015, the interest rate in effect on the Facility was 2.67%.

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

The Company’s obligations under the Facility may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, the failure to comply with covenants, ERISA defaults, judgment defaults, bankruptcy and insolvency defaults and cross defaults to material indebtedness

On September 16, 2015 the Borrowers entered into the First Amendment to the Credit Agreement and Waiver with SVB and the Lenders, pursuant to which SVB and the Lenders waived the delivery of monthly financial statements for the month ending June 30, 2015, and the parties agreed to amend the Credit Agreement to provide that the delivery of financial statements were to occur on a quarterly basis as opposed to monthly, and that the Company may repurchase up to $30 million of its capital stock provided that it comply with certain financial covenants.

As of October 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.

Seller Financing – Promissory Notes

As described in Note 3 above, pursuant to the Dover Purchase Agreement, in connection with the closing of the Dover Acquisition, the Company issued promissory notes having an aggregate principal amount of $20.0 million to Dover. During the three months ended January 31, 2014, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million, when the company executed leases for two new facilities, which triggered a reduction to the notes in accordance with their terms. On November 26, 2014, the Company repaid in full all outstanding amounts under these promissory notes. The $16.3 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less $1.8 million pursuant to a reduction in principal for which the Company was entitled under the original promissory notes. Such reduction related to prepayment of the promissory notes before January 1, 2015 and was recorded as a gain on repayment of subordinated debt as a component of other income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended July 31, 2015 (“fiscal 2015”). As a result of this repayment during the interest-free period, the Company reversed approximately $0.9 million of accrued interest and recorded the benefit as a component of other income in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal 2015.

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

10. FAIR VALUE MEASUREMENTS

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of October 31, 2015 and July 31, 2015:

		Fair Value Measurements at Reporting Date Using (in thousands)
October 31, 2015	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$64,205	$64,205	$—	$—
Marketable securities	59,124	9,718	49,406	—

Total assets	$123,329	$73,923	$49,406	$—

July 31, 2015	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$77,858	$77,858	$—	$—
Marketable securities	60,593	7,843	52,750	—

Total assets	$138,451	$85,701	$52,750	$—

(1)	Cash and cash equivalents as of October 31, 2015 and July 31, 2015 included cash held in operating accounts of approximately $61.0 million and $76.3 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure, they are included as having level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s long-term debt, which includes term loans (and seller-financed promissory notes for fiscal 2014), approximates fair value due to market interest. Long-term debt at October 31, 2015 and July 31, 2015 was $23.2 million and $23.9 million, respectively. Within the hierarchy of fair value measurement, these are level 2 inputs.

11. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions (the “2015 plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue the repurchase program at any time and the program has no expiration date. As of December 7, 2015, the Company had repurchased 1,431,412 shares for approximately $8.7 million under the 2015 plan.

Equity Offering

On September 17, 2014, the Company closed an underwritten public offering of 4,682,927 shares of its common stock at $10.25 per share. The Company also granted to the underwriters a 30-day option to purchase up to an aggregate of 702,439 additional shares of common stock to cover over-allotments which they exercised on September 22, 2014. All of the shares were sold by the Company pursuant to an effective shelf registration statement previously filed with the U.S. Securities and Exchange Commission (the “SEC”).

The offering, and the option to sell additional shares, resulted in net proceeds to Xcerra, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.1 million. Xcerra used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of the Company’s Term Loan with the Lenders.

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

Overview

We are a global provider of test and handling capital equipment, interface products, test fixtures and related services to the semiconductor and electronics manufacturing industries. We design, manufacture and market products and services that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. We operate in the semiconductor and electronics manufacturing test markets through our atg-Luther & Maelzer (atg), Everett Charles Technologies (ECT), LTX-Credence (LTXC) and Multitest businesses. We have a broad spectrum of semiconductor and printed circuit board (PCB) test expertise that drives innovative new products and services and our ability to deliver fully integrated semiconductor test solutions.

On November 30, 2015 we completed the sale of our semiconductor test interface board business based in Santa Clara, CA (the Interface Board Business) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively, Fastprint), pursuant to an Asset Purchase Agreement, entered into between us and Fastprint on September 8, 2015 (the Purchase Agreement).

We sold and transferred to Fastprint certain assets used or primarily related to the Interface Board Business, and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business, along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested. The purchase price for the Assets was $23.0 million, plus amounts consisting of the accrued and unpaid vacation of certain U.S. employees transferring to the buyer (as defined in the Purchase Agreement, the “Accrued U.S. Compensation Amount” and, together with the Assumed Liabilities, collectively, the “Purchase Price”), and at the Closing the Fastprint paid Everett Charles, as designated by us, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Agreement, $2.3 million of the purchase price has been withheld by Fastprint and shall be payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Certification, or FASB ASC. The functional currency of our tester group is the U.S. dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of other income (expense), net, and were $1.6 million and $0.4 million, respectively, for the three months ended October 31, 2015 and 2014, respectively. The functional currency of ECT, atg and Multitest operations is local currency, predominantly Euro, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive (loss) income.

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

Valuation of Goodwill and other Indefinite-Lived Intangible Assets

We perform our annual goodwill impairment test as required under the provisions of Topic 350-10, Intangibles—Goodwill and Other to the FASB ASC (Topic 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, from our merger with Credence on August 29, 2008 and from our purchase of Titan Semiconductor LLC (Titan) on February 2, 2015.

As of October 31, 2015, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit. As of October 31, 2015, there were no triggering events that required us to complete impairment testing.

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

In accordance with ASC 350, we performed our goodwill impairment test as of July 31, 2015, and determined that no adjustment to goodwill was necessary. As of July 31, 2015, the fair value of the reporting units to which goodwill is allocated substantially exceeded the carrying values of those reporting units. The observable inputs used in our Discounted Cash Flow (DCF) method for estimating the fair value of the reporting units include discount rates at our weighted-average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, we determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. We believe that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which we have assumed that the reporting units have reached stable growth rates

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. We believe these trademarks will contribute to our cash flows indefinitely. Therefore, in accordance with ASC 350, we have assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For fiscal year 2015, we assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. We determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an on-going basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of October 31, 2015 and July 31, 2015, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Recent Accounting Pronouncements

Our recent accounting pronouncements are described in Note 12, Recent Accounting Pronouncements, contained in the Notes to the Consolidated Financial Statements included in the Quarterly Report on Form 10-Q and is incorporated herein by reference.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive (Loss) Income in thousands, except for percentage changes and per share data:

Statement of Operations
	Three Months Ended October 31,
	2015	2014	% Change
Net product sales	$71,873	$108,122	(33.5)%
Net service sales	6,528	8,099	(19.4)

Net sales	78,401	116,221	(32.5)
Cost of sales	46,269	63,022	(26.6)

Gross profit	32,132	53,199	(39.6)
Engineering and product development expenses	15,063	16,065	(6.2)
Selling, general and administrative expenses	17,952	22,155	(19)
Amortization of purchased intangible assets	414	535	(22.6)
Restructuring	133	708	(81.2)

(Loss) income from operations	(1,430)	13,736	(110.4)
Other income (expense):
Interest expense	(287)	(915)	(68.6)
Interest income	124	96	29.2
Other income, net	1,626	340	379.6

Income (loss) from provision for operations before income taxes	33	13,257	(99.8)
Provision for income taxes	911	763	19.4

(Loss) income from continuing operations	(878)	12,494	(107)
Loss from discontinued operations, net of tax	(788)	(432)	(82.4)

Net (Loss) income	$(1,666)	$12,062	(113.8)

Basic net income (loss) per share:
Net (Loss) income from continuing operations	$(0.02)	$0.24
Net loss from discontinued operations, net of tax	$(0.01)	$(0.01)

Basic net (Loss) income per share	$(0.03)	$0.24
Diluted net income (loss) per share:
Net (Loss) income from continuing operations	$(0.02)	$0.24
Net loss from discontinued operations, net of tax	$(0.01)	$(0.01)

Diluted net income (loss) per share	$(0.03)	$0.23

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive (Loss) Income expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended October 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	59.0	54.2

Gross profit	41.0	45.8
Engineering and product development expenses	19.2	13.8
Selling, general and administrative expenses	22.9	19.1
Amortization of purchased intangible assets	0.5	0.5
Restructuring	0.2	0.6

(Loss) income from operations	(1.8)	11.8
Other income (expense):
Interest expense	(0.4)	(0.7)
Interest income	0.2	0.0
Other income, net	2.1	0.3

Income from operations before provision for income taxes	0.0	11.4
Provision for income taxes	1.2	0.7

(Loss) income from continuing operations	(1.2)	10.7
Loss from discontinued operations, net of tax	(1.0)	(0.4)
Net (loss) income	(2.2)%	10.3%

Three Months Ended October 31, 2015 Compared to the Three Months Ended October 31, 2014

The results of our Interface Board Business are being presented as discontinued operations in the consolidated statement of operating for all periods presented. See Note 3—Discontinued Operations in the notes to the consolidated financial statements for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

Net sales. The decrease in net sales for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 was primarily due to weakening demand for products in our Tester and Handler Groups.

Our Semiconductor Test Solutions (STS) segment, which is comprised of our Tester Group, our Handler Group, and our Interface Products Group, reported net sales of $57.2 million for the three months ended October 31, 2015 as compared to $93.2 million for the three months ended October 31, 2014. The primary driver for the decrease in this segment was softening orders throughout all product lines in our Tester Group, which had a decrease in net sales of $28.7 million, during the three months ended October 31, 2015 as compared to October 31, 2014. Our Handler Group and Interface Products Group also had decreases in net sales largely due to weaker industry conditions.

Our Electronic Manufacturing Solutions (EMS) segment reported net sales of $21.2 million in three months ended October 31, 2015 as compared to $23.1 million for three months ended October 31, 2014. This segment is comprised of our PCB Test Group, our Probes/Pins Group and our Fixtures Services Group. Since the majority of EMS’ revenue is recurring revenue for consumable products, the decrease year over year was less pronounced then in the STS segment

Service revenue decreased by 19.4% in the three months ended October 31, 2015 as compared to October 31, 2014, primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower priced service contracts based on the lower average selling price of the underlying testers.

Gross profit. The decrease in gross profit for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 was primarily due to the decrease in net sales among all business units except for PCB Test, which generated higher sales in the quarter ending October 31, 2015. The decrease in net sales results in less absorption of fixed cost of sales.

Engineering and product development expenses. The decrease in engineering and product development expenses for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 was due primarily to lower project spending and lower medical claim expenses.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 was due primarily to lower variable compensation on lower net sales, lower travel expenses and lower medical claims.

Amortization of purchased intangible assets. The decrease in amortization for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is weighted heavier in the first years after acquisition.

Restructuring. The restructuring expense recorded in the three months ended October 31, 2015 included $0.1 million of relocation cost and severance related to our announcement in March 2015 of our decision to reorganize portions of our Fixtures Services Group.

Income (loss) from continuing operations. We reported a loss from continuing operations of $1.7 million for the three months ended October 31, 2015, as compared to income from continuing operations for the three months ended October 31, 2014 of $12.1 million. This decrease year over year was primarily driven by lower net sales and weaker gross margin profitability.

Our STS segment reported losses from continuing operations of $3.2 million for the three months ended October 31, 2015, as compared to income from continuing operations of $12.1 million for the three months ended October 31, 2014. This decrease year over year was largely driven by the Tester Group and Handler Group business, which experienced weaker industry conditions.

Our EMS segment reported income from continuing operations of $1.7 million in the three months ended October 31, 2015, as compared to income from continuing operations of $1.6 million in the three months ended October 31, 2014. This slight increase was driven by our PCB Test Group.

Interest expense. The decrease in interest expense for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 was driven by a reduction in our outstanding indebtedness from $48.0 million at October 31, 2014 to $26.4 million at October 31, 2015.

Interest income. Interest income increased slightly in the periods presented due to limited changes in the core composition of marketable securities invested within our portfolio.

Other income (expense), net. The increase in other income (expense) for the three months ended October 31, 2015 compared to the three months ended October 31, 2014 was related primarily to $1.2 million of foreign exchange gains due to remeasurement of Euro and US dollar-based assets into a weaker Malaysian Ringgit.

Provision for income taxes. We recorded an income tax provision of $0.9 million in the three months ended October 31, 2015, primarily due to foreign tax expense in profitable locations.

As of October 31, 2015 and July 31, 2015 our liability for unrecognized income tax benefits was $6.3 million (of which $2.7 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Discontinued Operations. Our Interface Board Business generated a loss of $0.8 million for the three months ended October 31, 2015 as compared to a loss of $0.4 million for the three months ended October 31, 2014. For the three months ended October 31, 2015, revenue decreased by $1.3 million to $9.6 million from $10.9 million in the three months ended October 31, 2014.

Comprehensive income (loss). During the three months ended October 31, 2015 and 2014, we recognized $(0.8) million and $(3.6) million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Malaysian Ringgit and Euro to the U.S. dollar.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the three months ended October 31, 2015 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2015	$138.5
Cash used for stock repurchases	(7.4)
Payments on tax withholdings for vested RSUs, net of proceeds	(0.8)
Capital expenditures	(0.6)
Effect of exchange rate changes in cash	(0.1)
Other cash used, primarily by operating activities, net	(6.3)

Cash and cash equivalents and marketable securities at October 31, 2015	$123.3

As of October 31, 2015, we had $123.3 million in cash and cash equivalents and marketable securities and net working capital of $216.9 million, as compared to $138.5 million of cash and cash equivalents and marketable securities and net working capital of $225.3 million at July 31, 2015. The decrease in cash and cash equivalents and marketable securities during the three months ended October 31, 2015 was due to $7.4 million of repurchases of common stock, $0.8 million of payments of tax withholdings for vested RSU’s, net of proceeds from stock option exercises, and purchases of property and equipment of $0.6 million. The remainder was primarily cash used for operations.

Accounts receivable from trade customers, net of allowances, was $73.9 million at October 31, 2015 as compared to $81.3 million at July 31, 2015. This decrease was driven by lowered revenue during the three months ended October 31, 2015 of $78.4 million compared to $102.1 million for the three months ended July 31, 2015.

Purchases of property and equipment totaled $0.6 million for the three months ended October 31, 2015, as compared to $2.2 million for the three months ended October 31, 2014. Capital expenditures for the three months ended October 31, 2015 were primarily related to certain engineering projects. Capital expenditures for the three months ended October 31, 2014 were composed primarily of leasehold improvements for our Fontana facility of approximately $1.5 million, as well as capital related to certain engineering projects.

Net cash used in operating activities for the three months ended October 31, 2015 was $6.0 million, as compared to net cash provided by operating activities of $20.7 million for the three months ended October 31, 2014. The net cash used in operating activities for the three months ended October 31, 2015 was primarily related to our net loss of $1.7 million adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $4.1 million, as well as an increase in working capital of $8.5 million. The net cash provided by operating activities for the three months ended October 31, 2014 was primarily related to our net income of $12.1 million adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $5.4 million, as well as a decrease in working capital of $3.2 million.

Net cash provided by investing activities for the three months ended October 31, 2015 was $0.7 million, as compared to net cash used in investing activities of $20.7 million for the three months ended October 31, 2014. The net cash provided by investing activities for the three months ended October 31, 2015 was primarily related to $17.6 million of purchases of available-for-sale securities, and $0.6 million of purchases of property and equipment, offset by $18.9 million from sales and maturities of available-for-sale marketable securities. The net cash used in investing activities for the three months ended October 31, 2014 was primarily related to $38.3 million of purchases of available-for-sale securities and $2.2 million of purchases of property and equipment, offset by $19.9 million from sales and maturities of available-for-sale marketable securities.

Net cash used in financing activities for the three months ended October 31, 2015 was $8.2 million, as compared to net cash provided by financing activities of $30.8 million for the three months ended October 31, 2014. The net cash used in financing activities for the three months ended October 31, 2015 was primarily related to $7.4 million of cash used for our repurchase of common stock, as well as payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises of $0.8 million. The net cash provided by financing activities for the three months ended October 31, 2014 was related to $52.4 million of net proceeds from our issuance of common stock, offset in part by principal payments of the bank term loan of $20.7 million, as well as payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises of $0.9 million.

Credit Agreement and Seller Financing

On December 15, 2014, we and ECT (the Borrowers) entered into an amended Credit Agreement (the Credit Agreement) with SVB, and the several lenders from time to time party thereto (the Lenders). The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility (Term Loan), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to us on December 15, 2014 (Facility).

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of October 31, 2015, the interest rate in effect on the Facility was 2.67%.

The proceeds of the Term Loan were used to pay off $25.0 million of the outstanding indebtedness under our previous credit facility (the Original Facility) that was advanced to us pursuant to that certain credit agreement entered into on November 27, 2013 with ECT, SVB, as lender, administrative agent and issuing lender, and the lenders from time to time party thereto. The balance of outstanding indebtedness of approximately $2.5 million was funded through our cash flow from operations. As of December 15, 2014, the previous facility had been terminated.

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

As of October 31, 2015, we were in compliance with all covenants under the Credit Agreement.

On September 16, 2015 we and ECT (the Borrowers) entered into the First Amendment to the Credit Agreement and Waiver with SVB and the Lenders, pursuant to which SVB and the Lenders waived the delivery of monthly financial statements for the month ending June 30, 2015, and the parties agreed to amend the Credit Agreement to provide that the delivery of financial statements would occur on a quarterly basis as opposed to monthly, and that we may repurchase up to $30 million of our capital stock provided that we comply with certain financial covenants.

We expect that the outstanding debt obligations under the Credit Agreement to have a material impact on our liquidity and capital resources in the near future.

Seller Financing

In connection with the closing of the Dover Acquisition, we issued promissory notes having an aggregate principal amount of $20.0 million to Dover. On November 26, 2014, we repaid in full all outstanding amounts under the promissory notes. The $16.3 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less a $1.8 million reduction triggered by the prepayment in full of the notes prior to January 1, 2015, and was recorded as a gain on repayment of subordinated debt as a component of other income in fiscal 2015 in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Bank Term Loan—Commerzbank

In May 2014, we entered into a loan agreement with Commerzbank to finance the purchase of our leased facility in Rosenheim, Germany. The principal amount of the term loan is 2.9 million Euros, payable over 10 years in Euro at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan.

Follow-On Public Offering

On September 17, 2014, we closed an underwritten public offering of 4,682,927 shares of our common stock at $10.25 per share. We granted to the underwriters a 30-day option to purchase up to an aggregate of 702,439 additional shares of common stock to cover over-allotments which they exercised on September 22, 2014. All of the shares were sold pursuant to an effective shelf registration statement previously filed with the U.S. Securities and Exchange Commission (the SEC).

The offering resulted in net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.1 million. We used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of the Original Facility, and approximately $16 million to repay the outstanding principal balance of the promissory notes issued to Dover Corporation. The balance of the proceeds was used for general corporate purposes, including capital expenditures and potential strategic acquisitions.

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (2015 Plan). This repurchase program supersedes the 2011 repurchase program Plan (the 2011 Plan) which was announced on September 15, 2011 and under which we purchased 3,294,666 shares for $18.7 million. As a result there were no shares available for repurchase under the 2011 Plan following approval of this plan. We may suspend or discontinue 2015 plan at any time and the program has no expiration date. As of December 7, 2015, we have repurchased 1,431,412 shares for approximately $8.7 million.

Commitments and Contingencies

As of October 31, 2015, our major outstanding contractual obligations are related to our bank term loan, rental properties, other operating leases, inventory purchase commitments, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable it to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2015.

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

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2015.

The aggregate outstanding amount of our contractual obligations was $98.3 million as of October 31, 2015. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of October 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2016	2017-2018	2019-2020	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$20,666	$5,624	$8,500	$3,518	$3,024
Inventory commitments	47,894	35,919	11,782	27	166
Severance	352	352	—	—	—
Bank Term Loan- principal and interest	29,413	3,174	7,747	16,815	1,677

Total Contractual Obligations	$98,325	$45,069	$28,029	$20,360	$4,867

We also expect to invest approximately $4.3 million in capital expenditures for the remainder of the fiscal year ending July 31, 2016.

Off-Balance Sheet Arrangements

As of October 31, 2015 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for fiscal year 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the ExchangeAct), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2015, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

This Quarterly Report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Act. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “should,” “intends,” “estimates,” “seeks” or similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. If any of these risks were to occur, our business, financial condition, results of operations or prospects, could be materially and adversely affected. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. We do not assume any obligation to update any forward-looking statement we make.

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

The semiconductor and electronics manufacturing industries are highly concentrated, and a small number of semiconductor device manufacturers, contract assemblers, and electronics manufacturers account for a substantial portion of the purchases of capital equipment generally, including our equipment. Our top customer in fiscal 2015 and the fiscal year ended July 31, 2014 (Fiscal 2014) was Spirox, which accounted for 13% and 17%, respectively, of our net sales in those years. In the fiscal year ended July 31, 2013 (fiscal 2013), our top customers were Spirox and Texas Instruments, which accounted for 27% and 12% of our net sales, respectively. Sales to the top ten customers were 54%, 51%, and 70%, of net sales in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

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

As of October 31, 2015, our outstanding indebtedness was approximately $26.4 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may not be able to meet our debt service obligations, including our obligations under a Credit Agreement (the Credit Agreement) with ECT (together with us, the Borrowers), Silicon Valley Bank, as lender, administrative agent and issuing lender (SVB), and the several lenders from time to time part thereto (the Lenders) dated December 15, 2014. The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility, in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to us on December 15, 2014 (the Facility). If we are unable to maintain certain financial covenants, we would be in default under the Facility, which could permit the Lenders to accelerate the maturity of the Facility. Any such default could have material adverse effect on our business, prospects, financial position and operating results, and could force us to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no guarantee that we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. In addition, we may not be able to repay amounts due in respect of our obligations, if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations.

We may need additional financing, which could be difficult to obtain or limit our operational flexibility.

We believe our cash, cash equivalents, and marketable securities balance of $123.3 million as of October 31, 2015 will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

In the past, we have incurred expenses to meet new regulatory requirements in Europe, experienced periodic difficulties in obtaining timely payment from non-U.S. customers, and been affected by economic conditions in several Asian countries. Our foreign sales are typically invoiced and collected in U.S. dollars. A strengthening in the U.S. dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to push out or delay orders because of the increased relative cost of our products. In the past, there have been significant fluctuations in the exchange rates between the U.S. dollar and the currencies of countries in which we do business. From time to time we may enter into foreign currency hedging arrangements

Our market is highly competitive, and we have limited resources to compete.

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

Our stock price is volatile.

In the three months ended October 31, 2015, our stock price ranged from a low of $5.77 to a high of $7.26. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

In the event that we determine in a future period that impairment exists for any reason, we would record an impairment charge, which would reduce the underlying asset’s value in the period such determination is made, which would adversely impact our financial position and results of operations

Internal control deficiencies or weaknesses that are not yet identified could emerge.

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

Xcerra Corporation

Date: December 10, 2015	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Asset Purchase Agreement, dated as of September 8, 2015, by and among Xcerra Corporation, Everett Charles Technologies, LLC, Multitest Electronic Systems, Inc., FastPrint Hong Kong Co. Ltd., Fastprint Technology (U.S.) LLC, and FastTest Technology, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2015)

10.2	First Amendment to Credit Agreement and Waiver, dated September 16, 2015, among the Company, Everett Charles Technologies, LLC, the several lenders identified on the signature pages thereto and Silicon Valley Bank as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on October 14, 2015)

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith