Form 10-Q
period 2016-01-31
Xcerra Corp
filed 2016-03-11
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2016
Common Stock, $0.05 par value per share	53,517,883 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$75,194	$77,858
Marketable securities	59,162	60,593
Accounts receivable—trade, net of allowances of $426 and $110, respectively	71,458	81,313
Accounts receivable—other	662	326
Inventories	65,174	60,593
Prepaid expenses and other current assets	11,155	8,393
Assets held for sale	—	10,454

Total current assets	282,805	299,530
Property and equipment, net	29,793	31,450
Intangible assets, net	9,922	10,640
Goodwill	43,850	43,850
Other assets	2,498	2,005

Total assets	$368,868	$387,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,442	$2,509
Accounts payable	23,219	27,492
Deferred revenues	7,636	7,466
Other accrued expenses	34,507	35,579
Liabilities held for sale	—	1,147

Total current liabilities	68,804	74,193
Other long-term liabilities	10,834	10,876
Term loans	22,539	23,938
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	2,652	2,732
Additional paid-in capital	800,948	809,944
Accumulated other comprehensive loss	(17,008)	(13,424)
Accumulated deficit	(519,901)	(520,784)

Total stockholders’ equity	266,691	278,468

Total liabilities and stockholders’ equity	$368,868	$387,475

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net product sales	$66,185	$77,169	$138,058	$185,291
Net service sales	6,149	6,284	12,677	14,383

Net sales	72,334	83,453	150,735	199,674
Cost of sales	42,629	46,790	88,898	109,812

Gross profit	29,705	36,663	61,837	89,862
Engineering and product development expenses	14,834	15,625	29,897	31,695
Selling, general and administrative expenses	18,907	18,262	36,860	40,413
Amortization of purchased intangible assets	296	449	710	984
Restructuring	252	230	384	938

(Loss) income from operations	(4,584)	2,097	(6,014)	15,832
Other income (expense):
Interest expense	(271)	(438)	(558)	(1,353)
Interest income	127	120	252	215
Other income, net	593	4,376	2,218	4,717

(Loss) income before provision for income taxes	(4,135)	6,155	(4,102)	19,411
Provision for income taxes	1,680	1,563	2,591	2,326

(Loss) income from continuing operations	(5,815)	4,592	(6,693)	17,085
Income (loss) from discontinued operations, net of tax	8,363	(663)	7,576	(1,094)

Net income	$2,548	$3,929	$883	$15,991

Basic net (loss) income per share:
Net (loss) income from continuing operations	$(0.11)	$0.08	$(0.12)	$0.32
Net income (loss) from discontinued operations, net of tax	$0.16	$(0.01)	$0.14	$(0.02)

Basic net income per share	$0.05	$0.07	$0.02	$0.30

Diluted net (loss) income per share:
Net (loss) income from continuing operations	$(0.11)	$0.08	$(0.12)	$0.32
Net income (loss) from discontinued operations, net of tax	$0.16	$(0.01)	$0.14	$(0.02)

Diluted net income per share	$0.05	$0.07	$0.02	$0.30

Weighted-average common and common equivalent shares used in computing net income per share:
Basic	53,608	54,362	54,049	52,745
Diluted	53,608	54,667	54,141	53,510
Comprehensive income (loss):
Net income	$2,548	$3,929	$883	$15,991
Unrealized gain (loss) on marketable securities	(12)	14	(10)	2
Change in pension liability	—	94	—	96
Unrealized loss on currency translation	(2,784)	(7,715)	(3,574)	(11,335)

Comprehensive income (loss)	$(248)	$(3,678)	$(2,701)	$4,754

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$883	$15,991
Add non-cash items:
Stock-based compensation	3,731	3,844
Depreciation and amortization	3,756	4,791
Gain on repayment of subordinated debt	—	(1,750)
Gain on the sale of the Interface Board Business, net of tax	(9,371)	—
Other	382	1,426
Changes in operating assets and liabilities:
Accounts receivable	8,946	14,095
Inventories	(5,676)	3,291
Prepaid expenses and other assets	(1,221)	3,034
Accounts payable	(4,789)	(7,303)
Accrued expenses	(6,102)	(7,456)
Deferred revenue and customer advances	226	(299)

Net cash (used in) provided by operating activities	(9,235)	29,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	30,051	27,579
Purchases of available-for-sale securities	(29,002)	(45,198)
Proceeds from sale of Interface Board Business	21,410	—
Purchases of property and equipment	(1,417)	(3,957)

Net cash provided by (used in) investing activities	21,042	(21,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from issuance of common stock, net of fees	—	52,136
Repurchases of common stock	(11,952)	—
Principal and interest payments of bank term loan	(465)	(23,148)
Repayment of subordinated debt	—	(16,250)
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,384)	(2,033)
Proceeds from shares issued from employees’ stock purchase plan	529	481

Net cash (used in) provided by financing activities	(13,272)	11,186
Effect of exchange rate changes on cash and cash equivalents	(1,199)	(5,124)

Net (decrease) increase in cash and cash equivalents	(2,664)	14,150
Cash and cash equivalents at beginning of period	77,858	59,269

Cash and cash equivalents at end of period	$75,194	$73,419

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

The Company sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the “Assets”), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the “Assumed Liabilities”), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the “Accrued U.S. Compensation Amount”). At the Closing Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price has been withheld by Fastprint and shall be payable on the first anniversary of the closing subject to claims for indemnification by Fastprint, if any, prior to that time. The Company recorded this $2.3 million as prepaid expenses and other current assets on its consolidated balance sheet as of January 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Preparation of Financial Statements and Use of Estimates

The accompanying financial statements have been prepared by the Company, and reflect all adjustments, which, in the opinion of management, are necessary for fair presentation. The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements.

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

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Net service sales as presented in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) includes revenue associated with LTXC maintenance or service contracts only, and excludes ECT and Multitest. ECT and Multitest generally do not provide maintenance and service contracts, but rather sell spare parts and other components, and as a result these sales are recognized as net product sales in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). Revenue related to spare parts and components is recognized when the main criteria listed above are met. Generally customer acceptance is not required for spare parts and component sales.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2016	July 31, 2015
	(in thousands)
Material and purchased components	$26,807	$27,249
Work-in-process	19,727	15,250
Finished equipment, including inventory consigned to customers	18,640	18,094

Total inventories	$65,174	$60,593

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2016 and July 31, 2015, inventory was stated net of inventory reserves of $47.2 million and $46.9 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

Goodwill and Other Intangibles

In accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other (“Topic 350”), goodwill is not amortized. Rather, the Company’s goodwill is subject to periodic impairment testing. Topic 350 requires that the Company assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its goodwill impairment testing at July 31, 2015 and determined no adjustment to goodwill was necessary.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of January 31, 2016, the Company’s goodwill is allocated to its Semiconductor Test reporting unit and its Contactors reporting unit. Based on Topic 350-20-35-3A, as of January 31, 2016, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	January 31, 2016	July 31, 2015
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820

Total goodwill	$43,850	$43,850

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangible assets, net on the Company’s Consolidated Balance Sheets:

		As of January 31, 2016
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg, and Titan)	6-20	$29,882	$(27,253)	$2,629
Customer Relationships – ECT, Multitest, atg, and Titan	2	1,844	(1,174)	670
Maintenance agreements—ASL & Diamond	7	1,900	(1,764)	136
Trade Names	10	70	(10)	60
Non-compete Agreements	1	8	(8)	—

Total amortizable intangible assets		$33,704	$(30,209)	$3,495
Trademarks		6,427	—	6,427

Total intangible assets		$40,131	(30,209)	$9,922

		As of July 31, 2015
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg, and Titan)	6-20	$29,882	$(26,856)	$3,026
Customer Relationships – ECT, Multitest, atg, and Titan	2	1,844	(992)	852
Maintenance agreements—ASL & Diamond	7	1,900	(1,629)	271
Trade Names	10	70	(6)	64
Non-compete Agreements	1	8	(8)	—

Total amortizable intangible assets		$33,704	$(29,491)	$4,213
Trademarks		6,427	—	6,427

Total intangible assets		$40,131	$(29,491)	$10,640

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 4.0 years.

The Company expects amortization for these intangible assets to be to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2016	$494
2017	669
2018	472
2019	379
Thereafter	1,481

Total	$3,495

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with Topic 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite.

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of January 31, 2016, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. Dollar (“USD”). Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of other income (expense), net, and were $0.4 million and $2.0 million, for the three and six months ended January 31, 2016, respectively, and $1.4 million and $1.8 million for the three and six months ended January 31, 2015, respectively. The functional currency of ECT, Multitest and atg is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

Product Warranty Costs

Certain of the Company’s products are sold with warranty provisions that require it to remedy deficiencies in quality or performance of products over a specified period of time at no cost to its customers. The Company generally offers a warranty for most of its products, the standard terms and conditions of which are based on the product sold and the customer. For all products sold, subject to a warranty, the Company accrues a liability for the estimated cost of the standard warranty at the time of shipment. Factors that impact the warranty liability include the number of installed products, historical and anticipated product failure rates, material usage and service labor costs. The Company periodically assesses the adequacy of its recorded liability and adjusts these amounts as necessary.

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the six months ended January 31, 2016 and 2015:

	Six Months Ended January 31,
Product Warranty Activity	2016	2015
	(in thousands)
Balance at beginning of period	$2,983	$3,240
Warranty expenditures for current period	(1,993)	(2,750)
Changes in liability related to pre-existing warranties	(33)	(280)
Provision for warranty costs in the period	1,894	2,843

Balance at end of period	$2,851	$3,053

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were insignificant for the three and six months ended January 31, 2016 and 2015.

Income Taxes

The Company recorded an income tax provision of $2.6 million for the six months ended January 31, 2016, primarily due to foreign taxes in profitable locations.

As a result of the Company’s sale of the Interface Board Business to Fastprint (see Note 3 for details), the Company is reporting all financial activity for that business (including revenues, direct expenses, gain on sale of discontinued operations, and the tax impact of the gain on the sale and the related tax impact of discontinued operations) as discontinued operations. For details on the tax impact on discontinued operations, see Note 3. The income tax provision reported in this Note relates to the tax position of the Company’s continuing operations.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. However, an exception is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. The intraperiod tax allocation rules in Topic 740, Income Taxes to the FASB ASC (Topic 740), related to items charged directly to discontinued operations can result in disproportionate tax effects that remain in discontinued operations for interim reporting periods.

During the second quarter of 2016, because the Company projected a U.S. loss in continuing operations for 2016 and generated a U.S. gain on sale on discontinuing operations for the three months ended January 31, 2016, the intraperiod tax allocation exception contained in Topic 740 is applied. Specifically, the Company recorded a tax expense of approximately $4.2 million in its discontinued operations, related primarily to the gain on sale of its discontinued operations; however, since the Company projects further losses on its continuing operations in the U.S. in 2016, it expects to fully off-set the tax expense from discontinued operations with additional tax benefits in the third and fourth quarters of 2016.

The Company’s total liability for unrecognized income tax benefits was $6.2 million and $6.3 million (of which $2.6 million and $2.7 million, if recognized, would impact the Company’s income tax rate) as of January 31, 2016 and July 31, 2015, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of January 31, 2016 and July 31, 2015, the Company had accrued approximately $1.1 million and $1.0 million, respectively, for potential payment of accrued interest and penalties.

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

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under various stock-based compensation plans, including the 2010 Stock Incentive Plan (“2010 Plan”) and 2004 Stock Plan. The Company can only grant awards under the 2010 Plan.

During the three months ended January 31, 2016, the Company granted 62,000 Restricted Stock Units (“RSUs”) to certain employees, 60,000 of which are subject to service-based vesting and vest in full on the twelve month anniversary of the grant date, and 2,000 of which are subject to service-based vesting and vest 25% per year for four years. The stock-based compensation expense related to these awards is recognized over their vesting periods.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (Topic 718). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three and six months ended January 31, 2016, the Company recorded stock-based compensation expense of approximately $1.8 million and $3.7 million, respectively, in connection with its share-based awards. For the three and six months ended January 31, 2015, the Company recorded stock-based compensation expense of approximately $1.9 million and $3.8 million respectively, in connection with its share-based awards.

Net income (loss) per share

Basic net income (loss) income per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and RSUs, and is computed by dividing net income (loss) by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted net income (loss) per common share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income	$2,548	$3,929	$883	$15,991
Basic EPS:
Weighted average shares outstanding- basic	53,608	54,362	54,049	52,745
Basic income per share	$0.05	$0.07	$0.02	$0.30
Diluted EPS:
Weighted average shares outstanding- basic	53,608	54,362	54,049	52,745
Plus: impact unvested RSUs	—	305	92	765

Weighted average shares outstanding- diluted	53,608	54,667	54,141	53,510
Diluted income per share	$0.05	$0.07	$0.02	$0.30

For the six months ended January 31, 2016, there were no outstanding options to purchase stock of the Company. For the six months ended January 31, 2015, options to purchase approximately 0.1 million shares of common stock were not included in the calculation of diluted net loss per share because the effect of including the options would have been anti-dilutive. The calculation of diluted net loss per share also excludes 2.1 million RSUs for the three and six months ended January 31, 2016 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC, as to include them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash, money market accounts and reverse repurchase agreements. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with Topic 320, Investments—Debt and Equity Securities, to the FASB ASC. The Company also holds certain investments in commercial paper that it considers to be held to maturity, based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary, and as such has classified all of its marketable securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
January 31, 2016
Due in less than one year	$25,571
Due in 1 to 3 years	33,591

Total marketable securities	$59,162

Total Amount
(in thousands)
July 31, 2015
Due in less than one year	$36,447
Due in 1 to 3 years	24,146

Total marketable securities	$60,593

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
January 31, 2016
Corporate	$23,213	$23,062
Government	15,330	15,292
Mortgage-Backed	2,237	2,241
Asset-Backed	18,382	18,331

Total	$59,162	$58,926

	Market Value	Amortized Cost
	(in thousands)
July 31, 2015
Corporate	$15,996	$15,951
Government	25,567	25,381
Mortgage-Backed	2,670	2,674
Asset-Backed	16,360	16,335

Total	$60,593	$60,341

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other-than-temporary impairment losses recorded in the three and six months ended January 31, 2016 or 2015.

The following table summarizes marketable securities and related unrealized gains and losses as of January 31, 2016 and July 31, 2015:

January 31, 2016	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$13,227	$(13)
Securities > 12 months unrealized losses	20,058	(47)
Securities < 12 months unrealized gains	12,343	10
Securities > 12 months unrealized gains	13,534	20

Total	$59,162	$(30)

July 31, 2015	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$17,767	$(28)
Securities > 12 months unrealized losses	11,592	(23)
Securities < 12 months unrealized gains	18,681	12
Securities > 12 months unrealized gains	12,553	20

Total	$60,593	$(19)

Property and Equipment

Property and equipment acquired is recorded at cost. The Company records depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over five to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of January 31, 2016 and July 31, 2015 are summarized as follows:

	January 31, 2016	July 31, 2015	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$37,604	$41,398	5 or 7
Machinery, equipment and internally manufactured systems	32,994	32,068	3-7
Office furniture and equipment	2,498	2,518	3-7
Purchased software	643	506	3
Land	6,106	6,106	—
Buildings	8,689	8,634	5 or 7
Leasehold improvements	10,366	11,029	10-40 years Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	98,900	102,259
Accumulated depreciation and amortization	(69,107)	(70,809)

Property and equipment, net	$29,793	$31,450

3. DISCONTINUED OPERATIONS

On November 30, 2015, the Company completed the sale of its Interface Board Business to Fastprint pursuant to the Purchase Agreement. The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested. The Company sold and transferred the Assets to Fastprint, and assigned, and Fastprint assumed, the Assumed Liabilities, along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to the buyer (the “Accrued U.S. Compensation Amount”). At the Closing, Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Agreement, $2.3 million of the Purchase Price has been withheld by Fastprint and shall be payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. The Company’s historical financials have been revised to present the operating results of the Interface Board Business as a discontinued operation. In the three months ended January 31, 2016, the Company recognized a gain of approximately $9.4 million, net of taxes, associated with the sale of the Interface Board Business.

Income tax expense has been attributed to discontinued operations or continuing operations based on specific analysis for federal and state amounts. As a result, the Company had $4.2 million of income tax expense related to the income from discontinued operations including the gain on the sale of the Interface Board Business. The income tax expense is recorded as part of the Company’s discontinued operations, and will be offset by an income tax benefit to be recorded as part of continuing operations in the third and fourth quarters of 2016. The tax benefit represents the utilization of the Company’s continuing operations’ tax attributes, including current year U.S. losses, which can be used to offset the income tax expense for the gain on the sale. The Company expects to fully offset the $4.2 million income tax expense on the sale of discontinued operations with the tax benefits on continuing operations in the third and fourth quarters of 2016.

Summarized results of the discontinued operation are as follows for the three and six months ended January 31, 2016 and 2015:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Revenue	$2,815	$8,831	$12,378	$19,772

Loss from discontinued operations	$(1,008)	$(663)	$(1,795)	$(1,094)
Gain from sale of discontinued operations	13,599	—	13,599	—
Provision for income taxes	4,228	—	4,228	—

Income (loss) from discontinued operations, net of tax	$8,363	$(663)	$7,576	$(1,094)

The operating results of the Interface Board Business were historically included in the results of operations for the Interface Products Group which were included in the Semiconductor Test Solutions reportable segment.

The presentation of the Interface Board Business as a discontinued operation has no impact on the previously reported net income (loss) or stockholder’s equity.

Assets and liabilities identifiable within the Interface Board Business are reported as “Assets held for sale” and “Liabilities held for sale”, respectively, in the Consolidated Balance Sheets. The major classes of assets and liabilities of the discontinued operation as of July 31, 2015 are as follows:

July 31, 2015
(in thousands)
Assets held for sale:
Inventory	$1,904
Prepaid expenses and other current assets	254
Fixed assets, net	7,939
Intangibles	357

Assets held for sale	$10,454

Liabilities held for sale:
Accrued expenses	$1,147

Liabilities held for sale	$1,147

4. BUSINESS COMBINATION

Acquisition of Titan Semiconductor

On February 2, 2015, the Company completed an acquisition of substantially all of the assets and certain specified liabilities of Titan Semiconductor LLC (“Titan”). The purchase price of Titan was approximately $2.4 million, which was paid in cash from the Company’s available cash-on-hand. Titan develops, manufactures and sells products for semiconductor test serving the automotive, RF/Wireless, and mixed signal test markets. The acquired products will be developed, supported, and marketed by Xcerra’s Contactors operating segment, which is part of the Semiconductor Test Solutions reportable segment. The Company has recorded approximately $1.4 million and $0.8 million of intangible assets and goodwill, respectively, from this transaction.

5. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Segment Reporting

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (“Topic 280”), the Company has determined that it has six operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, PCB Test, Probes / Pins, and

Fixtures). During the three months ended January 31, 2016, the Company completed the sale of its Interface Board operating segment. Based on the aggregation criteria of Topic 280, the Company determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in Topic 280. Consequently, the Company has two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers and Contactors operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins and Fixtures operating segments.

The Semiconductor Test operating segment includes operations related to the design, manufacture and sale of automated test equipment for the semiconductor industry that is used to test system-on-a-chip, digital, analog and mixed signal integrated circuits. The Semiconductor Handlers operating segment includes operations related to the design, manufacture and sale of test handlers used in the testing of integrated circuits. The Contactors segment includes operations related to the design, manufacture and sale of test contactors which serve as the interface between the test handler and the semiconductor device under test. The PCB Test operating segment includes operations related to design, manufacture and sale of equipment used in the testing of bare and printed circuit boards. The Probes / Pins operating segment includes operations related to the design, manufacture and sale of the physical devices used to connect electronic test equipment to the device under test. The Fixtures segment includes operations related to the design, manufacture and sale of PCB Test fixtures that enable the transmission of test signals from the loaded PCB to the tester. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with the Company’s chief operating decision maker (chief executive officer and chief operating officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

The Company evaluates performance using several factors, of which the primary financial measures are revenue and operating segment operating income. The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies”.

Segment information for the three and six months ended January 31, 2016 and 2015 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended January 31, 2016
Net sales	$55,364	$16,970	$72,334
Income (loss) from operations	$(3,740)	$(844)	$(4,584)
Depreciation and amortization expense	$1,367	$439	$1,806
Three months ended January 31, 2015
Net sales	$62,041	$21,412	$83,453
Income (loss) from operations	$(144)	$2,241	$2,097
Depreciation and amortization expense	$1,513	$522	$2,315

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Six months ended January 31, 2016
Net sales	$112,549	$38,186	$150,735
Income (loss) from operations	$(6,911)	$897	$(6,014)
Depreciation and amortization expense	$2,856	$842	$3,698
Six months ended January 31, 2015
Net sales	$155,211	$44,463	$199,674
Income (loss) from operations	$11,947	$3,885	$15,832
Depreciation and amortization expense	$3,452	$776	$4,228

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales to geographic area for the three and six months ended January 31, 2016 and 2015, along with its long-lived assets by location at January 31, 2016 and July 31, 2015, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Net sales:
United States	$10,547	$17,143	$33,916	$49,547
Malaysia	6,729	9,508	10,002	14,536
Hong Kong/China	16,610	9,936	24,033	22,302
Taiwan	7,094	9,295	16,071	23,199
Thailand	4,441	8,463	10,284	17,025
Philippines	5,454	8,193	16,882	20,661
Germany	6,192	5,856	10,904	15,918
Singapore	4,789	4,845	7,703	11,281
All other countries	10,478	10,214	20,940	25,205

Total Net Sales	$72,334	$83,453	$150,735	$199,674

	January 31, 2016	July 31, 2015
	(in thousands)
Long-lived assets:
United States	$14,722	$16,317
Germany	9,192	9,254
Malaysia	3,337	3,281
China	285	471
Singapore	523	678
Japan	922	617
Philippines	215	273
Taiwan	284	181
All other countries	313	378

Total long-lived assets	$29,793	$31,450

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

As of January 31, 2016, the Company’s restructuring accrual represented obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate a facility during fiscal year 2009, as well as severance and other post-employment obligations payable in connection with headcount reductions related to the Company’s announcement in March 2015 to reorganize parts of its Fixtures segment.

During the six months ended January 31, 2016, the Company incurred costs associated with the sale of the Interface Board Business.

The following table sets forth the Company’s restructuring accrual activity for the six months ended January 31, 2016 and January 31, 2015:

	Severance Costs	Facility Leases	Total
		(in thousands)
Balance July 31, 2015	$684	$1,444	$2,128
Additions to expense	281	103	384
Accretion	—	186	186
Cash paid	(830)	(751)	(1,581)

Balance January 31, 2016	$135	$982	$1,117

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$135	$832	$967
Other long-term liabilities	—	150	150

Balance January 31, 2016	$135	$982	$1,117

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2014	$421	$2,131	$2,552
Additions to expense	445	493	938
Accretion	—	155	155
Cash paid	(592)	(1,172)	(1,764)

Balance January 31, 2015	$274	$1,607	$1,881

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$274	$909	$1,183
Other long-term liabilities	—	698	698

Balance January 31, 2015	$274	$1,607	$1,881

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

The Company is a defendant in a litigation matter incidental to the Company’s business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence. In March 2016 the Company presented a settlement offer to the plaintiff. As a result of this settlement offer, the Company accrued $0.9 million related to its estimated obligation under this settlement offer. This accrual was included in Accrued Expenses on the Company’s Consolidated Balance Sheet as of January 31, 2016, and the charge was recorded as Cost of Sales in the three and six months ended January 31, 2016. The amounts recorded may change pending the plaintiff’s response, which the Company expects to receive prior to the end of fiscal 2016.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2016 or July 31, 2015.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liabilities or costs that they may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company had not accrued a liability for these agreements as of January 31, 2016 or July 31, 2015.

As of January 31, 2016, the Company had approximately $40.9 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of January 31, 2016 are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
Remainder of 2016	$3,351	$474	$3,825
2017	5,394	427	5,821
2018	2,729	180	2,909
2019	2,094	14	2,108
2020	1,612	—	1,612
Thereafter	3,070	—	3,070

Total minimum lease payments	$18,250	$1,095	$19,345

8. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at January 31, 2016 and July 31, 2015:

	January 31, 2016	July 31, 2015
	(in thousands)
Accrued compensation	$11,052	$18,279
Accrued vendor liability	1,465	1,285
Accrued professional fees	1,290	1,371
Warranty reserve	2,851	2,983
Accrued income and other taxes	9,513	3,217
Accrued restructuring	967	1,603
Accrued commissions	2,704	2,403
Other accrued expenses	4,665	4,438

Total accrued expenses	$34,507	$35,579

9. LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2016	July 31, 2015
	(in thousands)
Bank Term Loan under Credit Agreement	$23,750	$24,063
Bank Term Loan – Commerzbank	3,249	3,416

Total debt	26,999	27,479
Less: financing fees	(1,018)	(1,032)
Less: current portion	(3,442)	(2,509)

Total long-term debt	$22,539	$23,938

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2016	$2,192
2017	2,840
2018	3,777
2019	16,277
Thereafter	1,913

Total	$26,999

Credit Agreement

On December 15, 2014, the Company entered into a credit agreement (the “ Credit Agreement”) with ECT, a wholly owned subsidiary of the Company ( together with the Company, the “Borrowers”), Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (collectively, the “Lenders”). The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility (the “Term Loan”), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to the Company on December 15, 2014 (the “Facility”).

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a London Interbank Offered Rate (“LIBOR”) rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of January 31, 2016, the interest rate in effect on the Facility was 2.62%.

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

On September 16, 2015 the Borrowers entered into the First Amendment to the Credit Agreement and Waiver with SVB and the Lenders, pursuant to which SVB and the Lenders waived the delivery of monthly financial statements for the month ending June 30, 2015, and the parties agreed to amend the Credit Agreement to provide that the delivery of financial statements would occur on a quarterly basis as opposed to monthly, and that the Company may repurchase up to $30 million of its capital stock provided that it comply with certain financial covenants.

As of January 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

Seller Financing – Promissory Notes

In connection with the closing of the Dover Acquisition the Company issued promissory notes having an aggregate principal amount of $20.0 million to Dover. During the three months ended January 31, 2014, the original principal amount of the promissory notes issued to Dover was reduced by $2.0 million, when the company executed leases for two new facilities, which triggered a reduction to the notes in accordance with their terms. On November 26, 2014, the Company repaid in full all outstanding amounts under these promissory notes. The $16.3 million payoff amount reflected the principal amount of $18.0 million that was outstanding under the original promissory notes, less $1.8 million pursuant to a reduction in principal for which the Company was entitled under the original promissory notes. Such reduction related to prepayment of the promissory notes before January 1, 2015 and was recorded as a gain on repayment of subordinated debt as a component of other income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended July 31, 2015 (“fiscal 2015”). As a result of this repayment during the interest-free period, the Company reversed approximately $0.9 million of accrued interest and recorded the benefit as a component of other income in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for fiscal 2015.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of January 31, 2016 and July 31, 2015:

		Fair Value Measurements at Reporting Date Using (in thousands)
January 31, 2016	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$75,194	$75,194	$—	$—
Marketable securities	59,162	10,015	49,147	—

Total assets	$134,356	$85,209	$49,147	$—

July 31, 2015	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$77,858	$77,858	$—	$—
Marketable securities	60,593	7,843	52,750	—

Total assets	$138,451	$85,701	$52,750	$—

(1)	Cash and cash equivalents as of January 31, 2016 and July 31, 2015 included cash held in operating accounts of approximately $72.0 million and $76.3 million, respectively that are not subject to fair value measurements. For purposes of this disclosure, they are included as having level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s long-term debt, which includes term loans (and seller-financed promissory notes for the fiscal year ended July 31, 2014), approximates fair value due to market interest. Long-term debt at January 31, 2016 and July 31, 2015 was $22.5 million and $23.9 million, respectively. Within the hierarchy of fair value measurement, these are level 2 inputs.

11. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions or in privately negotiated transactions (the “2015 plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue 2015 plan at any time and the 2015 plan has no expiration date. As of March 11, 2016, the Company had repurchased 1,956,733 shares for approximately $12 million under the 2015 plan.

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

The offering, and the option to sell additional shares, resulted in net proceeds to Xcerra, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.1 million. Xcerra used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of the Original Credit Agreement.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements ASC 360 Property, Plant and Equipment), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amended guidance raises the threshold for disposals to qualify as a discontinued operation by requiring a component of an entity that is held for sale, or has been disposed of by sale, to represent a strategic shift that has or will have a major effect on operations and financial results. Under the amended guidance, a strategic shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of an entity. In addition, the new guidance allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation. The amended guidance is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted but not required for disposals, or classifications as held for sale, that have not been previously reported in financial statements. The Company has adopted this amended guidance in regard to the Interface Board Business discontinued operation.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update takes effect for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its financial position and results of operation.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts that are identified during the measurement period after a business combination to be recognized in current period financial statements. The update takes effect for public companies for financial statements issued for fiscal years beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its financial position or results of operation.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires companies to classify their deferred tax assets and liabilities as noncurrent amounts. The update takes effect for public companies for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its financial position and results of operation.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

13. SUBSEQUENT EVENTS

On March 3, 2016, the Company finalized a sale-leaseback transaction for its owned property in Wunstorf, Germany for approximately 0.7 million EUR. Subsequent to the sale, the Company will lease the facility back for a period of 60 months at a rate of 3,080 EUR per month. The facility, which is approximately 30,200 square feet, is used for engineering and product development by our PCB Test operating segment within our Electronic Manufacturing Solutions segment. The Company expects to close this transaction by the end of March 2016.

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

On November 30, 2015, we completed the sale of our semiconductor test interface board business based in Santa Clara, CA (the Interface Board Business) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively, Fastprint), pursuant to an Asset Purchase Agreement, entered into between us and Fastprint on September 8, 2015 (the Purchase Agreement). The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested.

We sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the Assets), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the Assumed Liabilities), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the Purchase Price). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the Accrued U.S. Compensation Amount). At the Closing, Fastprint paid Everett Charles, as designated by us, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price has been withheld by Fastprint and shall be payable on the first anniversary of the closing subject to claims for indemnification by Fastprint, if any, prior to that time.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Certification, or FASB ASC. The functional currency of our tester group is the U.S. Dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were $0.4 million and $2.0 million, for the three and six months ended January 31, 2016, respectively, and $1.4 million and $1.8 million, for the three and six months ended January 31, 2015, respectively. The functional currency of our ECT, atg and Multitest businesses is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive (loss) income.

Income Taxes

In accordance with Topic 740, Income Taxes to the FASB ASC (Topic 740), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized. We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. Topic 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, Topic 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire U.S. net deferred tax assets, and full valuation allowance against the net deferred tax assets of foreign jurisdictions without a history of profitability. The valuation allowance for deferred tax assets decreased from $211.9 million at July 31, 2014 to $209.7 million at July 31, 2015. The decrease in our valuation allowance compared to the prior year was primarily due to a decrease in U.S. deferred tax assets associated with sources of income in the current year. We expect to record a full valuation allowance on future U.S. tax benefits and in certain foreign tax jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of our merger with Credence Systems Corporation (Credence) in 2008 and Internal Revenue Code Section 382 guidance, the future utilization of our net operating losses will be subject to annual limitation.

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

As of January 31, 2016, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit. As of January 31, 2016, there were no triggering events that required us to complete impairment testing.

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

In accordance with Topic 350, we performed our goodwill impairment test as of July 31, 2015, and determined that no adjustment to goodwill was necessary. As of July 31, 2015, the fair value of the reporting units to which goodwill is allocated substantially exceeded the carrying values of those reporting units. The observable inputs used in our Discounted Cash Flow (DCF) method for estimating the fair value of the reporting units include discount rates at our weighted-average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, we determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. We believe that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which we have assumed that the reporting units have reached stable growth rates

The identifiable intangible assets associated with the acquisition of the Multitest, atg and ECT businesses from Dover Printing & Identification, Inc. (the Dover Acquisition) include $6.4 million of trademarks. We believe these trademarks will contribute to our cash flows indefinitely. Therefore, in accordance with Topic 350, we have assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the fiscal year ended July 31, 2015 (fiscal 2015), we assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. We determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of January 31, 2016 and July 31, 2015, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except for percentage changes and per share data):

Statement of Operations
	Three Months Ended January 31,			Six Months Ended January 31,
	2016	2015	% Change	2016	2015	% Change
Net product sales	$66,185	$77,169	(14)%	$138,058	$185,291	(25)%
Net service sales	6,149	6,284	(2)	12,677	14,383	(12)

Net sales	72,334	83,453	(13)	150,735	199,674	(25)
Cost of sales	42,629	46,790	(9)	88,898	109,812	(19)

Gross profit	29,705	36,663	(19)	61,837	89,862	(31)
Engineering and product development expenses	14,834	15,625	(5)	29,897	31,695	(6)
Selling, general and administrative expenses	18,907	18,262	4	36,860	40,413	(9)
Amortization of purchased intangible assets	296	449	(34)	710	984	(28)
Restructuring	252	230	10	384	938	(59)

(Loss) income from operations	(4,584)	2,097	(319)	(6,014)	15,832	(138)
Other income (expense):
Interest expense	(271)	(438)	38	(558)	(1,353)	59
Interest income	127	120	6	252	215	17
Other income, net	593	4,376	(86)	2,218	4,717	(53)

(Loss) income before provision for income taxes	(4,135)	6,155	(167)	(4,102)	19,411	(121)
Provision for income taxes	1,680	1,563	8	2,591	2,326	(11)

(Loss) income from continuing operations	(5,815)	4,592	(227)	(6,693)	17,085	(139)
Income (loss) from discontinued operations, net of tax	8,363	(663)	1,361	7,576	(1,094)	793

Net income	$2,548	$3,929	(35)%	$883	$15,991	(95)%

Basic net income (loss) per share:
Net (loss) income from continuing operations	$(0.11)	$0.08		$(0.12)	$0.32
Net income (loss) from discontinued operations, net of tax	$0.16	$(0.01)		$0.14	$(0.02)

Basic net income per share	$0.05	$0.07		$0.02	$0.30

Diluted net income (loss) per share:
Net (loss) income from continuing operations	$(0.11)	$0.08		$(0.12)	$0.32
Net income (loss) from discontinued operations, net of tax	$0.16	$(0.01)		$0.14	$(0.02)

Diluted net income per share	$0.05	$0.07		$0.02	$0.30

Weighted-average common and common equivalent shares used in computing net loss per share:
Basic	53,608	54,362		54,049	52,745
Diluted	53,608	54,667		54,141	53,510

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.9	56.1	59.0	55.0

Gross profit	41.1	43.9	41.0	45.0
Engineering and product development expenses	20.5	18.7	19.8	15.9
Selling, general and administrative expenses	26.1	21.9	24.4	20.2
Amortization of purchased intangible assets	0.4	0.5	0.5	0.5
Restructuring	0.3	0.3	0.3	0.5

Loss (income) from operations	(6.3)	2.5	(4.0)	7.9
Other income (expense):
Interest expense	(0.4)	(0.5)	(0.4)	(0.7)
Interest income	0.2	0.1	0.2	0.1
Other income, net	0.8	5.3	1.5	2.4

Loss (income) before provision for income taxes	(5.7)	7.4	(2.7)	9.7
Provision for income taxes	2.3	1.9	1.7	1.2
Loss (income) from continuing operations	(8.0)	5.5	(4.4)	8.5
Income (loss) from discontinued operations, net of tax.	11.6	(0.8)	5.0	(0.5)

Net income (loss)	3.5%	4.7%	0.6%	8.0%

Three and Six Months Ended January 31, 2016 Compared to the Three and Six Months Ended January 31, 2015

The results of our Interface Board Business are being presented as discontinued operations in the consolidated statement of operations for all periods presented. See Note 3—Discontinued Operations in the Notes to our Consolidated Financial Statements for additional information regarding these discontinued operations. Unless otherwise indicated, any reference to income statement items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refers to results from continuing operations.

Net sales. The decrease in net sales for the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015 was primarily due to regular occurring weak seasonality and the continued softness in the overall semiconductor manufacturing market.

The decrease in our Semiconductor Test Solutions (STS) reportable segment net sales for the three and six months ended January 31, 2016 as compared to the same periods in 2015 of $7.2 million or 11% and $42.7 million or 27%, respectively, was primarily due to lower Semiconductor Test segment sales in the three and six months ended January 31, 2016. While Semiconductor Test segment sales increased in the three months ended January 31, 2016 as compared to the three months ended October 31, 2015, we are continuing to see softening orders from a weakened market, which is also impacting our Semiconductor Handlers segment and Contactors segment.

The decrease in our Electronic Manufacturing Solutions (EMS) reportable segment net sales for the three and six months ended January 31, 2016 as compared to the same periods in 2015 of $4.4 million or 21% and $6.3 million or 14%, respectively, resulted from decreases in sales in our PCB Test segment and Fixtures segment. Net sales from our Probes/Pins segment were up slightly for the three and six months ended January 31, 2016 as compared to the same periods in 2015.

Service revenue from our Semiconductor Test segment decreased by 2.1% and 11.9% in the three and six months ended January 31, 2016, respectively, as compared to the three and six months ended January 31, 2015, primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower priced service contracts based on the lower average selling price of the underlying testers.

Gross profit. The decrease in gross profit for the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015 was primarily due to the decrease in net sales among all operating segments except for Contactors and Probes/Pins, which generated higher sales in the three and six months ending January 31, 2016 as compared to the three and six months ended January 31, 2015. The decrease in net sales resulted in less absorption of fixed cost of sales.

Engineering and product development expenses. The decrease in engineering and product development expenses for the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015 was due primarily to lower project spending and lower medical claim expenses in the comparative periods.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three months ended January 31, 2016 compared to the three months ended January 31, 2015 was due to higher distributor commissions on higher revenue to Spirox in the comparative periods. The decrease in selling, general and administrative expenses for the six months ended January 31, 2016 compared to the six months ended January 31, 2015 was due primarily to lower variable compensation on lower revenue for the comparative periods, lower travel expenses and lower medical claims.

Amortization of purchased intangible assets. The decrease in amortization for the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets acquired from our acquisition of ECT, Multitest and atg in 2014. Amortization expense is generally weighted heavier in the first years after acquisition.

Restructuring. The restructuring expense recorded in the three and six months ended January 31, 2016 included $0.1 million of relocation cost and severance related to our announcement in March 2015 of our decision to reorganize portions of our Fixtures Services Group as well as costs associated with the sale of our Interface Board Business in November 2015.

Income (loss) from operations. We reported a loss from operations of $4.6 million and $6.0 million for the three and six months ended January 31, 2016, as compared to income from operations for the three and six months ended January 31, 2015 of $2.1 million and $15.8 million, respectively. This decrease year over year was primarily driven by lower net sales.

Our STS reportable segment reported a loss from operations of $3.7 million and $6.9 million for the three and six months ended January 31, 2016, respectively, as compared to a loss of $0.1 million and income of $11.9 million for the three and six months ended January 31, 2015, respectively. This decrease was largely driven by the Semiconductor Test segment and the Semiconductor Handlers segment, both of which experienced weaker industry conditions.

Our EMS reportable segment reported a loss from operations of $0.8 million for the three months ended January 31, 2016, and income from operations of $0.9 million for the six months ended January 31, 2016, as compared to income from operations of $2.2 million and $3.9 million for the three and six months ended January 31, 2015, respectively. Slowdown in our PCB Test segment and sustained losses in our Fixtures segment drove these results.

Interest expense. The decrease in interest expense for the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015 was driven by a reduction in our outstanding indebtedness from $48.0 million at October 31, 2014 to $27.0 million at January 31, 2016.

Interest income. Interest income increased slightly in the three and six months ended January 31, 2016 compared to the three and six months ended January 31, 2015 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other income (expense), net. During the three months ended January 31, 2015, we recognized a gain on repayment of subordinated debt from a reduction in our promissory notes obligation due to Dover of $1.75 million. Also during this period, we reversed $0.9 million of interest that had accrued on the promissory notes when we paid them in full in November 2014. Other income, net also includes approximately $0.4 million and $2.0 million, of foreign exchange gains for the three and six months ended January 31, 2016, respectively, as compared to $1.4 million and $1.8 million, for the three and six months ended January 31, 2015, resepectively. The decrease was related to foreign exchange gains associated with the strengthening of the Euro compared to the U.S. Dollar in the three months ended January 31, 2016.

Provision for income taxes. We recorded an income tax provision of $1.7 million and $2.6 million, in the three and six months ended January 31, 2016, respectively, primarily due to foreign taxes in profitable locations. We recorded an income tax provision of $1.6 million and $2.3 million, in the three and six months ended January 31, 2015, respectively, which was primarily due to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe partially offset by a tax benefit recorded as a result of the Dover Acquisition, and the release of reserves due to statute of limitation expirations.

As of January 31, 2016 and July 31, 2015 our liability for unrecognized income tax benefits was $6.2 million and $6.3 million, respectively (of which $2.6 million and $2.7 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Discontinued Operations. We completed the sale of our Interface Board Business on November 30, 2015. This business generated a loss from operations of $1.0 million and $1.8 million for the three and six months ended January 31, 2016, as compared to a loss from operations of $0.7 million and $1.1 million for the three and six months ended January 31, 2015.

During the three months ending January 31, 2016, we recognized a gain from the sale of the Interface Board Business of $9.4 million, net of tax. This gain includes a receivable of $2.3 million that was a holdback provision of the sale agreement, and is payable to us by the buyer on the twelve month anniversary of the sale, or November 30, 2016. This amount is included in Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet as of January 31, 2016.

Comprehensive income (loss). During the three and six months ended January 31, 2016, we recognized $(2.8) million and $(3.6) million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Malaysian Ringgit and Euro to the U.S. Dollar. During the three months and six months ended January 31, 2015, we recognized $(7.7) million and $(11.3) million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Euro to the U.S. Dollar in the three months ended January 31, 2015.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the six months ended January 31, 2016 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2015	$138.5
Proceeds from the sale of the Interface Board Business	21.4
Cash used for stock repurchases	(12.0)
Payments on tax withholdings for vested RSUs, net of proceeds	(1.4)
Capital expenditures	(1.4)
Effect of exchange rate changes in cash	(1.2)
Other cash used, primarily by operating activities, net	(9.5)

Cash and cash equivalents and marketable securities at January 31, 2016	$134.4

As of January 31, 2016, we had $134.4 million in cash and cash equivalents and marketable securities and net working capital of $214.0 million, as compared to $138.5 million of cash and cash equivalents and marketable securities and net working capital of $225.3 million at July 31, 2015. The decrease in cash and cash equivalents and marketable securities during the six months ended January 31, 2016 was due to $12.0 million of repurchases of common stock, $1.4 million of payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises, and purchases of property and equipment of $1.4 million, offset by proceeds from the sale of the Interface Board Business of $21.4 million. The remainder of the decrease was primarily cash used for operations.

Accounts receivable from trade customers, net of allowances, was $71.5 million at January 31, 2016 as compared to $81.3 million at July 31, 2015. This decrease was driven by lower revenue during the three months ended January 31, 2016 of $72.3 million compared to $102.1 million for the three months ended July 31, 2015.

Purchases of property and equipment totaled $1.4 million for the six months ended January 31, 2016, as compared to $2.2 million for the six months ended January 31, 2015. Capital expenditures for the six months ended January 31, 2016 were primarily related to certain engineering projects. Capital expenditures for the six months ended January 31, 2015 were composed primarily of leasehold improvements for our Fontana, California facility of approximately $1.5 million, as well as capital related to certain engineering projects.

Net cash used in operating activities for the six months ended January 31, 2016 was $9.2 million, as compared to net cash provided by operating activities of $29.7 million for the six months ended January 31, 2015. The net cash used in operating activities for the six months ended January 31, 2016 was primarily related to our net income of $0.9 million adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately ($1.5) million, as well as an increase in working capital of $8.6 million. The net cash provided by operating activities for the six months ended January 31, 2015 was primarily related to our net income of $16.0 million, adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $8.3 million and a decrease in working capital of $5.4 million.

Net cash provided by investing activities for the six months ended January 31, 2016 was $21.0 million, as compared to net cash used in investing activities of $21.6 million for the six months ended January 31, 2015. The net cash provided by investing activities for the six months ended January 31, 2016 was primarily related to $21.4 million of proceeds from the sale of our Interface Board Business, offset by $29.0 million of purchases of available-for-sale securities, and $1.4 million of purchases of property and equipment. The net cash used in investing activities for the six months ended January 31, 2015 was primarily related to $45.2 million of purchases of available-for-sale securities and $4.0 million of purchases of property and equipment, which was offset by proceeds from sales of available-for-sale securities of $27.6 million.

Net cash used in financing activities for the six months ended January 31, 2016 was $13.3 million, as compared to net cash provided by financing activities of $11.2 million for the six months ended January 31, 2015. The net cash used in financing activities for the six months ended January 31, 2016 was primarily related to $12.0 million of repurchases of our common stock, as well as payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises of $1.4 million. The net cash provided by financing activities for the six months ended January 31, 2015 was related to $52.1 million of net proceeds from our issuance of common stock, $0.4 million of proceeds from shares issued from our employees’ stock purchase plan, offset in part by principal and interest payments of the bank term loan of $23.1 million, repayment of the promissory note of $16.2 million, as well as payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises of $2.0 million.

Credit Agreement and Seller Financing

On December 15, 2014, we and ECT (the Borrowers) entered into an amended Credit Agreement (the Credit Agreement) with Silicon Valley Bank (SVB), and the several lenders from time to time party thereto (the Lenders). The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility (the Term Loan), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to us on December 15, 2014 (the Facility).

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

The Credit Agreement requires that the Term Loan be repaid in quarterly installments, with 5% of the principal due the first year, 10% of the principal due in each of the second and third years, 15% of the principal due the fourth year, and a final payment of $15 million due on December 14, 2018. The outstanding balance of the Term Loan may, at the Borrowers’ option, be prepaid at any time in whole or in part without premium or penalty, other than customary breakage costs, if any, subject to the terms and conditions of the Credit Agreement.

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of January 31, 2016, the interest rate in effect on the Facility was 2.62%.

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

As of January 31, 2016, we were in compliance with all covenants under the Credit Agreement.

On September 16, 2015 we and the Borrowers entered into the First Amendment to the Credit Agreement and Waiver with SVB and the Lenders, pursuant to which SVB and the Lenders waived the delivery of monthly financial statements for the month ending June 30, 2015, and the parties agreed to amend the Credit Agreement to provide that the delivery of financial statements would occur on a quarterly basis as opposed to monthly, and that we may repurchase up to $30 million of our capital stock provided that we comply with certain financial covenants.

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

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions or in privately negotiated transactions (the 2015 Plan). This repurchase program supersedes the 2011 repurchase program Plan (the 2011 Plan) which was announced on September 15, 2011 and under which we purchased 3,294,666 shares for $18.7 million. As a result there were no shares available for repurchase under the 2011 Plan following approval of this plan. We may suspend or discontinue 2015 plan at any time and the program has no expiration date. As of March 11, 2016, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of January 31, 2016, our major outstanding contractual obligations are related to our bank term loans, rental properties, other operating leases, inventory purchase commitments, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2016.

We are a defendant in a litigation matter incidental to our business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence. In March 2016 we presented a settlement offer to the plaintiff. As a result of this settlement offer, we accrued $0.9 million related to our estimated obligation under this settlement offer. This accrual was included in Accrued Expenses on our Consolidated Balance Sheet as of January 31, 2016, and the charge was recorded as Cost of Sales in the three and six months ended January 31, 2016. This estimate of potential loss may change pending the plaintiff’s response, which we expect to receive prior to the end of fiscal 2016.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2016.

The aggregate outstanding amount of our contractual obligations was $40.9 million as of January 31, 2016. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of January 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2016	2017-2018	2019-2020	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$19,345	$3,825	$8,730	$3,720	$3,070
Inventory commitments	40,932	26,293	14,274	26	339
Severance	135	135	—	—	—
Bank Term Loan- principal and interest	28,689	2,535	7,726	16,795	1,633

Total Contractual Obligations	$89,101	$32,788	$30,730	$20,541	$5,042

We also expect to invest approximately $2.6 million in capital expenditures for the remainder of the fiscal year ending July 31, 2016.

Off-Balance Sheet Arrangements

As of January 31, 2016 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for fiscal 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This Quarterly Report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “should,” “intends,” “estimates,” “seeks” or similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included below important factors that we believe could cause our actual results to differ materially from the forward-looking statements that we make. If any of these risks were to occur, our business, financial condition, results of operations or prospects, could be materially and adversely affected. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Moreover, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. We do not assume any obligation to update any forward-looking statement we make.

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

We have in the past, and may in the future, seek to acquire or invest in businesses, products, technologies or engineers which could put a strain on our resources, result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill, cause ownership dilution to our stockholders and adversely affect our financial results. Additionally, we may fund future acquisitions by utilizing our cash, raising debt, issuing shares of our common stock, or by other means, which could subject us to the risks described below in “We may need financing, which could be difficult to obtain or limit our operational flexibility.” We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could materially adversely affect our business, financial condition and results of operations.

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

The market for capital equipment is highly concentrated, and we have limited opportunities to sell our products.*

The semiconductor and electronics manufacturing industries are highly concentrated, and a small number of semiconductor device manufacturers, contract assemblers, and electronics manufacturers account for a substantial portion of the purchases of capital equipment generally, including our equipment. We expect customer concentration to increase because of continuing consolidation in the semiconductor manufacturing industry. Our top customer in fiscal 2015 and the fiscal year ended July 31, 2014 (fiscal 2014) was

Spirox, which accounted for 13% and 17%, respectively, of our net sales in those years. In the fiscal year ended July 31, 2013 (fiscal 2013), our top customers were Spirox and Texas Instruments, which accounted for 27% and 12% of our net sales, respectively. Sales to the top ten customers were 54%, 51%, and 70%, of net sales in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

Our ability to increase our sales will depend, in part, on our ability to obtain orders from new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing and handling its new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected a test and/or handling system vendor for a new generation of a device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Additionally, the continuing consolidation in the semiconductor manufacturing industry may slow or change capital equipment purchase decisions by customers. Therefore, the opportunities to obtain orders from new customers or existing customers that have combined with other companies may be limited, which may impair our ability to grow our revenue.

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt.

As of January 31, 2016, our outstanding indebtedness was approximately $27 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We believe our cash, cash equivalents, and marketable securities balance of $134.4 million as of January 31, 2016 will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

Damage, interference or interruption to our information technology networks and systems could hinder business continuity and lead to substantial costs or harm to our reputation.

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

Our stock price is volatile.

In the six months ended January 31, 2016, our stock price ranged from a low of $5.12 to a high of $7.32. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 3, 2015 through January 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program – 9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Plan”). This repurchase program supersedes the 2011 repurchase program that was announced on September 15, 2011 (the “2011 Plan”), and as a result there are no shares available for repurchase under the 2011 plan. As of March 11, 2016, we have repurchased 1,956,733 shares for $12.0 million under the 2015 Plan.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: March 11, 2016	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith