Form 10-Q
period 2016-04-30
Xcerra Corp
filed 2016-06-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 6, 2016
Common Stock, $0.05 par value per share	53,525,228 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	April 30, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$75,669	$77,858
Marketable securities	59,256	60,593
Accounts receivable—trade, net of allowances of $55 and $110, respectively	77,065	81,313
Accounts receivable—other	535	326
Inventories	71,495	60,593
Prepaid expenses and other current assets	11,174	8,393
Assets held for sale	2,239	10,454

Total current assets	297,433	299,530
Property and equipment, net	26,343	31,450
Intangible assets, net	9,675	10,640
Goodwill	43,850	43,850
Other assets	2,469	2,005

Total assets	$379,770	$387,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,829	$2,509
Accounts payable	27,106	27,492
Deferred revenues	8,222	7,466
Other accrued expenses	33,981	35,579
Liabilities held for sale	—	1,147

Total current liabilities	72,138	74,193
Other long-term liabilities	10,703	10,876
Term loans	21,877	23,938
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	2,673	2,732
Additional paid-in capital	802,220	809,944
Accumulated other comprehensive loss	(13,098)	(13,424)
Accumulated deficit	(516,743)	(520,784)

Total stockholders’ equity	275,052	278,468

Total liabilities and stockholders’ equity	$379,770	$387,475

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net product sales	$76,088	$89,172	$214,146	$274,464
Net service sales	6,149	7,060	18,826	21,443

Net sales	82,237	96,232	232,972	295,907
Cost of sales	46,333	51,664	135,231	161,476

Gross profit	35,904	44,568	97,741	134,431
Engineering and product development expenses	15,438	16,261	45,335	47,947
Selling, general and administrative expenses	19,475	20,327	56,335	60,749
Amortization of purchased intangible assets	247	425	957	1,410
Restructuring	120	530	504	1,468

Income (loss) from operations	624	7,025	(5,390)	22,857
Other (expense) income:
Interest expense	(219)	(287)	(776)	(705)
Interest income	157	112	408	328
Other income, net	(1,357)	142	861	3,923

Loss (income) from continuing operations before income taxes	(795)	6,992	(4,897)	26,403
(Benefit from) provision for income taxes	(1,763)	967	828	3,293

Income (loss) from continuing operations	968	6,025	(5,725)	23,110
Income (loss) from discontinued operations, net of tax	2,189	(1,287)	9,765	(2,380)

Net income	$3,157	$4,738	$4,040	$20,730

Net income per share:
Basic	$0.06	$0.09	$0.08	$0.39
Diluted	$0.06	$0.09	$0.07	$0.38
Weighted-average common and common equivalent shares used in computing net loss per share:
Basic	53,506	54,548	53,837	53,333
Diluted	53,506	55,131	53,897	54,143
Comprehensive income (loss):
Net income	$3,157	$4,738	$4,040	$20,730
Unrealized gain on marketable securities	68	5	58	8
Change in pension liability	—	(15)	—	81
Unrealized income (loss) on currency translation	3,841	(2,177)	268	(13,511)

Comprehensive income	$7,066	$2,551	$4,366	$7,308

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,040	$20,730
Add non-cash items:
Stock-based compensation	5,117	5,651
Depreciation and amortization	5,447	6,885
Gain on repayment of subordinated debt	—	(1,750)
Gain on the sale of the Interface Board Business, net of tax	(11,324)	—
Impairment of Asset Held for Sale	601	—
Other	639	916
Changes in operating assets and liabilities:
Accounts receivable	4,571	2,665
Inventories	(10,634)	(163)
Prepaid expenses and other assets	(1,071)	2,384
Accounts payable	(331)	628
Accrued expenses	(5,398)	(1,376)
Deferred revenue and customer advances	744	(1,885)

Net cash (used in) provided by operating activities	(7,599)	34,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	46,838	43,756
Purchases of available-for-sale securities	(46,020)	(61,862)
Proceeds from sale of Interface Board Business	21,410	—
Cash paid for acquired businesses, net of cash acquired	—	(2,360)
Purchases of property and equipment	(2,223)	(4,732)

Net cash provided by (used in) investing activities	20,005	(25,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from issuance of common stock, net of fees	—	52,136
Repurchases of common stock	(11,952)	—
Principal and interest payments of bank term loan	(1,806)	(23,990)
Repayment of subordinated debt	—	(16,250)
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,431)	(1,993)
Proceeds from shares issued from employees’ stock purchase plan	484	481

Net cash (used in) provided by financing activities	(14,705)	10,384
Effect of exchange rate changes on cash and cash equivalents	110	(5,660)

Net (decrease) increase in cash and cash equivalents	(2,189)	14,211
Cash and cash equivalents at beginning of period	77,858	59,269

Cash and cash equivalents at end of period	$75,669	$73,480

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

The Company sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the “Assets”), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the “Assumed Liabilities”), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the “Accrued U.S. Compensation Amount”). At the Closing Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price has been withheld by Fastprint and shall be payable on the first anniversary of the closing subject to claims for indemnification by Fastprint, if any, prior to that time. The Company recorded this $2.3 million in prepaid expenses and other current assets on its consolidated balance sheet as of January 31, 2016.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2016	July 31, 2015
	(in thousands)
Material and purchased components	$27,327	$27,249
Work-in-process	22,200	15,250
Finished equipment, including inventory consigned to customers	21,968	18,094

Total inventories	$71,495	$60,593

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2016 and July 31, 2015, inventory was stated net of inventory reserves of $20.6 million and $46.9 million, respectively. The decrease in the inventory reserve balance during the nine months ended April 30, 2016 was related primarily to the sale of fully reserved inventory during the three months ended April 30, 2016. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of April 30, 2016, the Company’s goodwill is allocated to its Semiconductor Test reporting unit and its Contactors reporting unit. Based on Topic 350-20-35-3A, as of April 30, 2016, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	April 30, 2016	July 31, 2015
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820

Total goodwill	$43,850	$43,850

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangible assets, net on the Company’s Consolidated Balance Sheets:

		As of April 30, 2016
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg, and Titan)	6-20	$29,882	$(27,429)	$2,453
Customer Relationships – ECT, Multitest, atg, and Titan	2	1,844	(1,174)	670
Maintenance agreements—ASL & Diamond	7	1,900	(1,832)	68
Trade Names	10	70	(13)	57
Non-compete Agreements	1	8	(8)	—

Total amortizable intangible assets		$33,704	$(30,456)	$3,248
Trademarks		6,427	—	6,427

Total intangible assets		$40,131	(30,456)	$9,675

		As of July 31, 2015
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg, and Titan)	6-20	$29,882	$(26,856)	$3,026
Customer Relationships – ECT, Multitest, atg, and Titan	2	1,844	(992)	852
Maintenance agreements—ASL & Diamond	7	1,900	(1,629)	271
Trade Names	10	70	(6)	64
Non-compete Agreements	1	8	(8)	—

Total amortizable intangible assets		$33,704	$(29,491)	$4,213
Trademarks		6,427	—	6,427

Total intangible assets		$40,131	$(29,491)	$10,640

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 3.7 years.

The Company expects the remaining amortization for these intangible assets as of April 30, 2016 to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2016	$247
2017	676
2018	548
2019	517
Thereafter	1,260

Total	$3,248

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

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of April 30, 2016, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. Dollar (“USD”). Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of other income (expense), net, and were ($1.5) million and $0.5 million, for the three and nine months ended April 30, 2016, respectively, and ($0.1) million and $1.8 million for the three and nine months ended April 30, 2015, respectively. The functional currency of ECT, Multitest and atg is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the nine months ended April 30, 2016 and 2015:

	Nine Months Ended April 30,
Product Warranty Activity	2016	2015
	(in thousands)
Balance at beginning of period	$2,983	$3,240
Warranty expenditures for current period	(3,227)	(3,752)
Changes in liability related to pre-existing warranties	24	(339)
Provision for warranty costs in the period	3,203	4,154

Balance at end of period	$2,983	$3,303

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were insignificant for the three and nine months ended April 30, 2016 and 2015.

Income Taxes

The Company recorded an income tax provision of $0.8 million for the nine months ended April 30, 2016, primarily due to foreign taxes in profitable locations partially offset by a tax benefit for the tax effects of items credited directly to discontinued operations.

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

During the third quarter of 2016, because the Company projected a U.S. loss in continuing operations for 2016 and generated a U.S. gain on sale on discontinuing operations for the three months ended January 31, 2016, the intraperiod tax allocation exception contained in Topic 740 is applied. Specifically, the Company recorded a tax expense of approximately $4.2 million in its discontinued operations, related primarily to the gain on sale of its discontinued operations, during the three months ended January 31, 2016; however, since the Company projects further losses on its continuing operations in the U.S. in 2016, it expects to fully off-set the tax expense from discontinued operations with additional tax benefits in the third and fourth quarters of 2016. Accordingly, during the three months ended April 30, 2016, the Company recorded a tax benefit in discontinuing operations of approximately $1.9 million, and expects to fully offset the $2.3 million of tax provision related to the sale of the discontinued operations during the fourth quarter of 2016.

The Company’s total liability for unrecognized income tax benefits was $6.3 million (of which $2.7 million, if recognized, would impact the Company’s income tax rate) as of both April 30, 2016 and July 31, 2015. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of April 30, 2016 and July 31, 2015, the Company had accrued approximately $1.1 million and $1.0 million, respectively, for potential payment of accrued interest and penalties.

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

As a result of the Company’s merger with Credence on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation on net operating loss carryforward utilization. The Company’s ability to use acquired U.S. net operating loss and credit carryforwards is subject to annual limitation as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of net operating losses that are available for utilization to approximately $202 million. The Company has recorded a valuation allowance against the full value of U.S. net operating loss and credit carryforwards, and will continue to assess the realizability of these carryforwards in subsequent periods.

Accounting for Stock-Based Compensation

The Company did not grant any Restricted Stock Units (“RSUs”) or options to purchase common stock during the three months ended April 30, 2016.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (Topic 718). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three and nine months ended April 30, 2016, the Company recorded stock-based compensation expense of approximately $1.4 million and $5.1 million, respectively, in connection with its share-based awards. For the three and nine months ended April 30, 2015, the Company recorded stock-based compensation expense of approximately $1.8 million and $5.7 million respectively, in connection with its share-based awards.

Net income per share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and RSUs, and is computed by dividing net income by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted net income per common share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income	$3,157	$4,738	$4,040	$20,730
Basic EPS:
Weighted average shares outstanding- basic	53,506	54,548	53,837	53,333
Basic income per share	$0.06	$0.09	$0.08	$0.39
Diluted EPS:
Weighted average shares outstanding- basic	53,506	54,548	53,837	53,333
Plus: impact of stock options and unvested RSUs	—	583	60	810

Weighted average shares outstanding- diluted	53,506	55,131	53,897	54,143
Diluted income per share	$0.06	$0.09	$0.07	$0.38

For the nine months ended April 30, 2016, there were no outstanding options to purchase stock of the Company. For the nine months ended April 30, 2015, options to purchase approximately 0.1 million shares of common stock were not included in the calculation of diluted net loss per share because the effect of including the options would have been anti-dilutive. The calculation of diluted net loss per share also excludes 2.0 million RSUs for the three and nine months ended April 30, 2016 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
April 30, 2016
Due in less than one year	$22,247
Due in 1 to 3 years	37,009

Total marketable securities	$59,256

Total Amount
(in thousands)
July 31, 2015
Due in less than one year	$36,447
Due in 1 to 3 years	24,146

Total marketable securities	$60,593

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
April 30, 2016
Corporate	$21,751	$21,568
Government	20,468	20,423
Mortgage-Backed	2,177	2,183
Asset-Backed	14,860	14,817

Total	$59,256	$58,991

	Market Value	Amortized Cost
	(in thousands)
July 31, 2015
Corporate	$15,996	$15,951
Government	25,567	25,381
Mortgage-Backed	2,670	2,674
Asset-Backed	16,360	16,335

Total	$60,593	$60,341

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There was no other than temporary impairment losses recorded in the three and nine months ended April 30, 2016 or 2015.

The following table summarizes marketable securities and related unrealized gains and losses as of April 30, 2016 and July 31, 2015:

April 30, 2016	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$4,705	$(4)
Securities > 12 months unrealized losses	12,389	(28)
Securities < 12 months unrealized gains	17,542	11
Securities > 12 months unrealized gains	24,620	59

Total	$59,256	$38

July 31, 2015	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$17,767	$(28)
Securities > 12 months unrealized losses	11,592	(23)
Securities < 12 months unrealized gains	18,681	12
Securities > 12 months unrealized gains	12,553	20

Total	$60,593	$(19)

Property and Equipment

The Company records acquired property and equipment at cost. The Company provides for depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of April 30, 2016 and July 31, 2015 are summarized as follows:

	April 30, 2016	July 31, 2015	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$37,496	$41,398	5 or 7
Machinery, equipment and internally manufactured systems	30,319	32,068	3-7
Office furniture and equipment	1,925	2,518	3-7
Purchased software	644	506	3
Land	3,578	6,106	—
Buildings	8,301	8,634	5 or 7
Leasehold improvements	10,331	11,029	10-40 years Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	92,594	102,259
Accumulated depreciation and amortization	(66,251)	(70,809)

Property and equipment, net	$26,343	$31,450

3. DISCONTINUED OPERATIONS

On November 30, 2015, the Company completed the sale of its Interface Board Business to Fastprint pursuant to the Purchase Agreement. The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested. The Company sold and transferred the Assets to Fastprint, and assigned, and Fastprint assumed, the Assumed Liabilities, along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to the buyer (the “Accrued U.S. Compensation Amount”). At the Closing, Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Agreement, $2.3 million of the Purchase Price has been withheld by Fastprint and shall be payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. The Company’s historical financials have been revised to present the operating results of the Interface Board Business as a discontinued operation. In the three months ended January 31, 2016, the Company recognized a gain of approximately $9.4 million, net of taxes, associated with the sale of the Interface Board Business. As of April 30, 2016, the recognized gain is approximately $11.4 million, net of taxes, due to a decrease in intraperiod tax allocation of $2.0 million recorded during the three months ended April 30, 2016.

Income tax expense has been attributed to discontinued operations or continuing operations based on specific analysis for federal and state amounts. As a result, the Company had $2.3 million of income tax expense related to the income from discontinued operations including the gain on the sale of the Interface Board Business as of April 30, 2016. The income tax expense is recorded as part of the Company’s discontinued operations, and will be offset by an income tax benefit to be recorded as part of continuing operations in the third and fourth quarters of 2016. The tax benefit represents the utilization of the Company’s continuing operations’ tax attributes, including current year U.S. losses, which can be used to offset the income tax expense for the gain on the sale. The Company expects to fully offset the $2.3 million income tax expense on the sale of discontinued operations with the tax benefits on continuing operations in the fourth quarter of 2016.

Summarized results of the discontinued operation are as follows for the three and nine months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$—	$7,411	$12,378	$27,182

Cost of Goods	$(233)	$7,994	$12,183	$27,332

Depreciation expense	$—	$261	$—	$771

Income (loss) from discontinued operations	$236	$(1,287)	$(1,559)	$(2,380)
Gain from sale of discontinued operations	—	—	13,599	—
Provision for income taxes	(1,953)	—	2,275	—

Income (loss) from discontinued operations, net of tax	$2,189	$(1,287)	$9,765	$(2,380)

Cash provided by (used in) operating activities (discontinued operations)	$—	$(996)	$7,679	$(1,240)

Cash provided by (used in) investing activities (discontinued operations)	$—	$(212)	$(350)	$(269)

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

The Company evaluates performance using several factors, of which the primary financial measures are revenue and operating segment operating income. The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies”. Segment information for the three and nine months ended April 30, 2016 and 2015 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended April 30, 2016
Net sales	$65,878	$16,359	$82,237
Income (loss) from operations	$979	$(355)	$624
Depreciation and amortization expense	$1,466	$240	$1,706
Three months ended April 30, 2015
Net sales	$77,322	$18,910	$96,232
Income (loss) from operations	$7,732	$(707)	$7,025
Depreciation and amortization expense	$1,677	$345	$2,022

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Nine months ended April 30, 2016
Net sales	$178,427	$54,545	$232,972
(Loss) income from operations	$(5,932)	$542	$(5,390)
Depreciation and amortization expense	$4,374	$1,073	$5,447
Nine months ended April 30, 2015
Net sales	$232,534	$63,373	$295,907
Income from operations	$19,679	$3,178	$22,857
Depreciation and amortization expense	$5,126	$1,121	$6,247

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales by geographic area for the three and nine months ended April 30, 2016 and 2015, along with its long-lived assets by location at April 30, 2016 and July 31, 2015, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Net sales:
United States	$11,420	$19,570	$45,335	$69,117
Malaysia	4,619	10,211	14,621	24,746
Hong Kong/China	16,621	8,884	40,654	31,186
Taiwan	6,686	13,850	22,757	37,050
Thailand	6,640	4,204	16,924	21,229
Philippines	9,100	17,039	25,982	37,700
Germany	7,297	6,541	18,201	22,459
Singapore	8,150	4,166	15,853	15,447
All other countries	11,704	11,767	32,645	36,973

Total Net Sales	$82,237	$96,232	$232,972	$295,907

Long-lived assets consist of property and equipment:

	April 30, 2016	July 31, 2015
	(in thousands)
Long-lived assets:
United States	$12,424	$16,317
Germany	7,717	9,254
Malaysia	3,234	3,281
Singapore	446	471
Japan	1,386	678
China	301	617
Philippines	202	273
Taiwan	263	181
All other countries	370	378

Total long-lived assets	$26,343	$31,450

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

As of April 30, 2016, the Company’s restructuring accrual represented obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate a facility during fiscal year 2009, as well as severance and other post-employment obligations payable in connection with headcount reductions related to the Company’s announcement in March 2015 to reorganize parts of its Fixtures segment.

During the nine months ended April 30, 2016, the Company incurred costs associated with the sale of the Interface Board Business.

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable.

The following table sets forth the Company’s restructuring accrual activity for the nine months ended April 30, 2016 and April 30, 2015:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2015	$684	$1,444	$2,128
Additions to expense	356	148	504
Accretion	—	289	289
Cash paid	(972)	(1,126)	(2,098)

Balance April 30, 2016	$68	$755	$823

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$68	$755	$823

Balance April 30, 2016	$68	$755	$823

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2014	$421	$2,131	$2,552
Additions to expense	967	501	1,468
Accretion	—	233	233
Cash paid	(711)	(1,521)	(2,232)

Balance April 30, 2015	$677	$1,344	$2,021

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$677	$825	$1,502
Other long-term liabilities	—	519	519

Balance April 30, 2015	$677	$1,344	$2,021

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

The Company is a defendant in a litigation matter incidental to the Company’s business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence. In March 2016 the Company presented a settlement offer to the plaintiff. As a result of this settlement offer, the Company has accrued $1.0 million related to its estimated obligation under this settlement offer during the nine months ended April 30, 2016. This accrual was included in Accrued Expenses on the Company’s Consolidated Balance Sheet as of April 30, 2016, and the charge was recorded as Cost of Sales in the nine months ended April 30, 2016. The amounts recorded may change depending on the result of the settlement discussions and final resolution of the matter.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2016 or July 31, 2015.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liabilities or costs that they may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company had not accrued a liability for these agreements as of April 30, 2016 or July 31, 2015.

As of April 30, 2016, the Company had approximately $39.3 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of April 30, 2016 are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
Remainder of 2016	$1,733	$151	$1,884
2017	5,774	409	6,183
2018	3,493	171	3,664
2019	2,658	22	2,680
2020	2,242	1	2,243
Thereafter	7,135	—	7,135

Total minimum lease payments	$23,035	$754	$23,789

8. ACCRUED EXPENSES

Other accrued expenses consisted of the following at April 30, 2016 and July 31, 2015:

	Apri1 30, 2016	July 31, 2015
	(in thousands)
Accrued compensation	$13,489	$18,279
Accrued vendor liability	1,539	1,285
Accrued professional fees	1,580	1,371
Warranty reserve	2,983	2,983
Accrued income and other taxes	6,165	3,217
Accrued restructuring	823	1,603
Accrued commissions	3,096	2,403
Other accrued expenses	4,306	4,438

Total accrued expenses	$33,981	$35,579

9. LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2016	July 31, 2015
	(in thousands)
Bank Term Loan under Credit Agreement	$22,500	$24,063
Bank Term Loan – Commerzbank	3,180	3,416

Total debt	25,680	27,479
Less: financing fees	(974)	(1,032)
Less: current portion	(2,829)	(2,509)

Total long-term debt	$21,877	$23,938

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2016	$724
2017	2,898
2018	3,835
2019	16,335
Thereafter	1,888

Total	$25,680

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a London Interbank Offered Rate (“LIBOR”) rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of April 30, 2016, the interest rate in effect on the Facility was 2.64%.

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

As of April 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of April 30, 2016 and July 31, 2015:

		Fair Value Measurements at Reporting Date Using (in thousands)
April 30, 2016	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$75,669	$75,669	$—	$—
Marketable securities	59,256	14,368	44,888	—

Total assets	$134,925	$90,037	$44,888	$—

July 31, 2015	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$77,858	$77,858	$—	$—
Marketable securities	60,593	7,843	52,750	—

Total assets	$138,451	$85,701	$52,750	$—

(1)	Cash and cash equivalents as of April 30, 2016 and July 31, 2015 included cash held in operating accounts of approximately $72.4 million and $76.3 million, respectively that are not subject to fair value measurements. For purposes of this disclosure, they are included as having level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s long-term debt, which includes term loans, approximates fair value due to market interest. Long-term debt at April 30, 2016 and July 31, 2015 was $21.9 million and $23.9 million, respectively. Within the hierarchy of fair value measurement, these are level 2 inputs.

11. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions or in privately negotiated transactions (the “2015 Plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue 2015 Plan at any time and the 2015 Plan has no expiration date. As of June 9, 2016, the Company had repurchased 1,956,733 shares for approximately $12 million under the 2015 Plan.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update takes effect for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its financial position and results of operation.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

13. SUBSEQUENT EVENTS

In May 2016, the Company finalized a sale-leaseback transaction for its owned property in Wunstorf, Germany for approximately 0.7 million Euros. Subsequent to the sale, the Company will lease a portion of the facility back for a period of 60 months at a rate of 3,080 Euros per month. The facility is used for engineering and product development by the Company’s PCB Test operating segment within its Electronic Manufacturing Solutions segment. As of April 30, 2016, this facility was included in the Company’s Assets held for sale on its balance sheet.

In May 2016, the Company signed a purchase and sale agreement for land owned in Hillsboro, Oregon, for a selling price of approximately $1.8 million. The book value of this property as of April 30, 2016 was approximately $1.4 million, and has been recorded as held for sale on the Company’s balance sheet as of April 30, 2016.

In May 2016, the Company signed a lease agreement for a new facility in Milpitas, California. The Company will lease approximately 31,000 square feet and will relocate its operations from its current Milpitas, California facility. The lease term commences in February 2017 and is in effect for 120 months. The Company’s obligation under this lease, which is approximately $5.7 million over the life of the lease, has been included in the Company’s lease obligation disclosure in Note 7.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Certification, or FASB ASC. The functional currency of our tester group is the U.S. Dollar (USD). Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were ($1.5) million and $0.5 million, for the three and nine months ended April 30, 2016, respectively, and ($0.1) million and $1.8 million, for the three and nine months ended April 30, 2015, respectively. The functional currency of our ECT, atg and Multitest businesses is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive (loss) income.

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

As of April 30, 2016, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit. As of April 30, 2016, there were no triggering events that required us to complete impairment testing.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of April 30, 2016 and July 31, 2015, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in thousands, except for percentage changes and per share data:

	Statement of Operations
	Three Months Ended April 30,			Nine Months Ended April 30,
	2016	2015	% Change	2016	2015	% Change
Net product sales	$76,088	$89,172	(15)%	$214,146	$274,464	(22)%
Net service sales	6,149	7,060	(13)	18,826	21,443	(12)

Net sales	82,237	96,232	(15)	232,972	295,907	(21)
Cost of sales	46,333	51,664	(10)	135,231	161,476	(16)

Gross profit	35,904	44,568	(19)	97,741	134,431	(27)
Engineering and product development expenses	15,438	16,261	(5)	45,335	47,947	(5)
Selling, general and administrative expenses	19,475	20,327	(4)	56,335	60,749	(7)
Amortization of purchased intangible assets	247	425	(42)	957	1,410	(32)
Restructuring	120	530	(77)	504	1,468	(66)

Income (loss) from operations	624	7,025	(91)	(5,390)	22,857	(124)
Other (expense) income:
Interest expense	(219)	(287)	24	(776)	(705)	(10)
Interest income	157	112	40	408	328	24
Other (expense) income, net	(1,357)	142	(1056)	861	3,923	(78)

(Loss) income from continuing operations before income taxes	(795)	6,992	(111)	(4,897)	26,403	(119)
(Benefit from) provision for income taxes	(1,763)	967	(282)	828	3,293	(75)
Income (loss) from continuing operations	968	6,025	(84)	(5,725)	23,110	(125)
Income (loss) from discontinued operations, net of tax	2,189	(1,287)	270	9,765	(2,380)	510

Net income	$3,157	$4,738	(33)%	$4,040	$20,730	(81)%

Net income per share:
Basic	$0.06	$0.09		$0.08	$0.39
Diluted	$0.06	$0.09		$0.07	$0.38
Weighted average shares outstanding:
Basic	53,506	54,548		53,837	53,333
Diluted	53,506	55,131		53,897	54,143

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.3	53.7	58.0	54.6

Gross profit	43.7	46.3	42.0	45.4
Engineering and product development expenses	18.8	16.9	19.5	16.2
Selling, general and administrative expenses	23.7	21.1	24.2	20.5
Amortization of purchased intangible assets	0.3	0.4	0.4	0.5
Restructuring	0.1	0.6	0.2	0.5

Income (loss) from operations	0.8	7.3	(2.3)	7.7
Other (expense) income:
Interest expense	(0.3)	(0.3)	(0.3)	(0.2)
Interest income	0.2	0.1	0.2	0.1
Other (expense) income, net	(1.7)	0.1	0.4	1.3

(Loss) income from continuing operations before income taxes	(1.0)	7.3	(2.1)	8.9
(Benefit from) provision for income taxes	(2.1)	1.0	0.4	1.1

Income (loss) from continuing operations	1.2	6.3	(2.5)	7.8
Income (loss) from discontinued operations, net of tax.	2.7	(1.3)	4.2	(0.8)

Net income (loss)	3.8%	4.9%	1.7%	7.0%

Three and Nine Months Ended April 30, 2016 Compared to the Three and Nine Months Ended April 30, 2015

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

Net sales. The decrease in net sales for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015 was primarily due to weaker demand from customers in the semiconductor markets driven by weaker macro-economic conditions.

The decrease in our Semiconductor Test Solutions (STS) reportable segment net sales for the three and nine months ended April 30, 2016 as compared to the same periods in 2015 of $11.4 million or 15% and $54.1 million or 23%, respectively, was primarily due to lower Semiconductor Test segment sales in the three and nine months ended April 30, 2016. The STS segment sales increased in the three months ended April 30, 2016 as compared to the three months ended January 31, 2016, as the semiconductor market is experiencing a return to growth during this period.

The decrease in our Electronic Manufacturing Solutions (EMS) reportable segment net sales for the three and nine months ended April 30, 2016 as compared to the same periods in 2015 of $2.6 million or 13% and $8.8 million or 14%, respectively, resulted from decreases in sales in our PCB Test segment and Fixtures segment. Net sales from our Probes/Pins segment were up slightly for the three and nine months ended April 30, 2016 as compared to the same periods in 2015.

Service revenue from our Semiconductor Test segment decreased by 13% and 12% in the three and nine months ended April 30, 2016, respectively, as compared to the three and nine months ended April 30, 2015, primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower priced service contracts based on the lower average selling price of the underlying testers.

Gross profit. The decrease in gross profit for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015 was primarily due to the decrease in net sales. The decrease in net sales resulted in less absorption of fixed cost of sales.

Engineering and product development expenses. The decrease in engineering and product development expenses for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015 was due primarily to lower project spending in the comparative periods.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three months and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015 was due primarily to lower commission compensation and profit sharing expenses on lower net sales for the comparative periods.

Amortization of purchased intangible assets. The decrease in amortization for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets acquired from our acquisition of ECT, Multitest and atg in 2014.

Restructuring. The restructuring expense recorded in the three and nine months ended April 30, 2016 included relocation costs and severance related to our announcement in March 2015 of our decision to reorganize portions of our Fixtures Services Group as well as costs associated with the sale of our Interface Board Business in November 2015.

Income (loss) from operations. We reported income from operations of $0.6 million and a loss from operations of $5.4 million for the three and nine months ended April 30, 2016, as compared to income from operations for the three and nine months ended April 30, 2015 of $7.0 million and $22.9 million, respectively. This decrease year over year was primarily driven by lower net sales.

Our STS reportable segment reported income from operations of $1.0 million and a loss from operations of $5.9 million for the three and nine months ended April 30, 2016, respectively, as compared to income of $7.7 million and $19.8 million for the three and nine months ended April 30, 2015, respectively. This decrease was largely driven by the Semiconductor Test segment and the Semiconductor Handlers segment, both of which experienced weaker industry conditions.

Our EMS reportable segment reported a loss from operations of $0.4 million for the three months ended April 30, 2016, and income from operations of $0.6 million for the nine months ended April 30, 2016, as compared to a loss from operations of $0.7 million and income from operations of $3.2 million for the three and nine months ended April 30, 2015, respectively. Slowdown in our PCB Test segment and sustained losses in our Fixtures segment drove these results.

Interest expense. The decrease in interest expense for the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015 was driven by a reduction in our outstanding indebtedness from $49.6 million at April 30, 2015 to $25.7 million at April 30, 2016.

Interest income. Interest income increased slightly in the three and nine months ended April 30, 2016 compared to the three and nine months ended April 30, 2015 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other income (expense), net. During the nine months ended April 30, 2015, we recognized a gain on repayment of subordinated debt from a reduction in our promissory notes obligation due to Dover of $1.75 million. Also during this period, we reversed $0.9 million of interest that had accrued on the promissory notes when we paid them in full in November 2014. There were no similar benefits recorded in the comparative periods ending April 30, 2016.

Other income, net also includes the impact of fluctuations in foreign exchange gains and losses. For the three months ended April 30, 2016, we recognized approximately $1.5 million of foreign exchange losses, as compared to $0.1 million of foreign exchange losses for the three months ended April 30, 2015. For the nine months ended April 30, 2016, we recognized approximately $0.5 million of foreign exchange gains, as compared to $1.8 million of foreign exchange gains for the nine months ended April 30, 2015. These fluctuations are largely driven by the relationship of the USD to the Euro and Malaysian Ringgit.

Provision for income taxes. We recorded an income tax benefit of $1.8 million and an income tax provision of $0.8 million, in the three and nine months ended April 30, 2016, respectively, primarily due to foreign taxes in profitable locations and includes a tax benefit associated with the intraperiod tax allocation. We recorded an income tax provision of $1.0 million and $3.3 million, respectively, in the three and nine months ended April 30, 2015, which was primarily due to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe partially offset by a tax benefit recorded as a result of the Dover Acquisition, and the release of reserves due to statute of limitation expirations.

As of both April 30, 2016 and July 31, 2015, our liability for unrecognized income tax benefits was $6.3 million (of which $2.7 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Discontinued operations. We completed the sale of our Interface Board Business on November 30, 2015. This business generated income from operations of $0.2 million and a loss from operations of $1.6 million for the three and nine months ended April 30, 2016, as compared to a loss from operations of $1.3 million and $2.4 million for the three and nine months ended April 30, 2015.

During the nine months ending April 30, 2016, we recognized a gain from the sale of the Interface Board Business of $11.4 million, net of tax. This gain includes a receivable of $2.3 million that was a holdback provision of the sale agreement, and is payable to us by the buyer on the twelve month anniversary of the sale, or November 30, 2016. This amount is included in Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet as of April 30, 2016.

Comprehensive income (loss). During the three and nine months ended April 30, 2016, we recognized $3.8 million and $13.2 million, respectively, of unrealized income from currency translation, largely driven by the weakening of the Malaysian Ringgit and Euro to the U.S. Dollar. During the three months and nine months ended April 30, 2015, we recognized $2.2 million and $13.5 million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Euro to the U.S. dollar in the nine months ended April 30, 2015.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the nine months ended April 30, 2016 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2015	$138.5
Proceeds from the sale of the Interface Board Business	21.4
Cash used for stock repurchases	(12.0)
Payments on tax withholdings for vested RSUs, net of proceeds	(1.4)
Capital expenditures	(2.2)
Effect of exchange rate changes in cash	0.1
Other cash used, primarily by operating activities, net	(9.5)

Cash and cash equivalents and marketable securities at April 30, 2016	$134.9

As of April 30, 2016, we had $134.9 million in cash and cash equivalents and marketable securities and net working capital of $225.3 million, as compared to $138.5 million of cash and cash equivalents and marketable securities and net working capital of $225.3 million at July 31, 2015. The decrease in cash and cash equivalents and marketable securities during the nine months ended April 30, 2016 was due to $12.0 million of repurchases of common stock, $1.4 million of payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises, and purchases of property and equipment of $2.5 million, offset by proceeds from the sale of the Interface Board Business of $21.4 million. The remainder of the decrease was primarily cash used for operations.

Accounts receivable from trade customers, net of allowances, was $77.1 million at April 30, 2016 as compared to $81.3 million at July 31, 2015. This decrease was driven by lower revenue during the three months ended April 30, 2016 of $82.2 million compared to $96.2 million for the three months ended July 31, 2015.

Purchases of property and equipment totaled $2.2 million for the nine months ended April 30, 2016, as compared to $4.7 million for the nine months ended April 30, 2015. Capital expenditures for the nine months ended April 30, 2016 were primarily related to certain engineering projects. Capital expenditures for the nine months ended April 30, 2015 were composed primarily of leasehold improvements for our Fontana, California facility of approximately $1.5 million, as well as capital related to certain engineering projects.

Net cash used in operating activities for the nine months ended April 30, 2016 was $7.6 million, as compared to net cash provided by operating activities of $34.7 million for the nine months ended April 30, 2015. The net cash used in operating activities for the nine months ended April 30, 2016 was primarily related to an increase in working capital of $12.1 million, partially offset by our net income of $4.0 million, adjusted for non-cash items including depreciation, amortization, stock-based compensation and gain on the sale of business of approximately $0.5 million. The net cash provided by operating activities for the nine months ended April 30, 2015 was primarily related to our net income of $20.7 million, adjusted for non-cash items including depreciation, amortization and stock based compensation of approximately $11.7 million, and a decrease in working capital of $2.3 million.

Net cash provided by investing activities for the nine months ended April 30, 2016 was $20.0 million, as compared to net cash used in investing activities of $25.2 million for the nine months ended April 30, 2015. The net cash provided by investing activities for the nine months ended April 30, 2016 was primarily related to $21.4 million of proceeds from the sale of our Interface Board Business, offset by $2.2 million of purchases of property and equipment. The net cash used in investing activities for the nine months ended April 30, 2015 was primarily related to $61.9 million of purchases of available-for-sale securities, $4.7 million of purchases of property and equipment, and $2.4 million net cash paid for the Titan acquisition, which was offset by proceeds from sales of available-for-sale securities of $43.8 million.

Net cash used in financing activities for the nine months ended April 30, 2016 was $14.7 million, as compared to net cash provided by financing activities of $10.4 million for the nine months ended April 30, 2015. The net cash used in financing activities for the nine months ended April 30, 2016 was primarily related to $12.0 million of repurchases of our common stock, $1.8 million of payments of principal and interest on our term loans, and payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises of $1.4 million. The net cash provided by financing activities for the nine months ended April 30, 2015 was related to $52.1 million of net proceeds from our issuance of common stock, $0.5 million of proceeds from shares issued from our employees stock purchase plan, offset in part by principal and interest payments of the bank term loan of $24.0 million, repayment of the promissory notes of $16.3 million, as well as payments of tax withholdings for vested restricted stock units, net of proceeds from stock option exercises of $2.0 million.

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of April 30, 2016, the interest rate in effect on the Facility was 2.64%.

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

As of April 30, 2016, we were in compliance with all covenants under the Credit Agreement.

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

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions or in privately negotiated transactions (the 2015 Plan). This repurchase program supersedes the 2011 repurchase program Plan (the 2011 Plan) which was announced on September 15, 2011 and under which we purchased 3,294,666 shares for $18.7 million. As a result there were no shares available for repurchase under the 2011 Plan following approval of this plan. We may suspend or discontinue 2015 Plan at any time and the program has no expiration date. As of June 9, 2016, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of April 30, 2016, our major outstanding contractual obligations are related to our bank term loans, rental properties, other operating leases, inventory purchase commitments, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2016.

We are a defendant in a litigation matter incidental to our business that is related to customer expectations of test system performance for product that was shipped in 2006 by Credence. In March 2016 we presented a settlement offer to the plaintiff. As a result of this settlement offer, we accrued $1.0 million related to our estimated obligation under this settlement offer. This accrual was included in Accrued Expenses on our Consolidated Balance Sheet as of April 30, 2016, and the charge was recorded as Cost of Sales in the nine months ended April 30, 2016. This estimate of potential loss may change depending on the result of the settlement discussions and final resolution of the matter.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2016.

The aggregate outstanding amount of our contractual obligations was $39.3 million as of April 30, 2016. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of April 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2016	2017-2018	2019-2020	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$23,789	$1,884	$9,847	$4,923	$7,135
Inventory commitments	39,276	25,192	13,690	28	366
Severance	68	68	—	—	—
Bank Term Loan- principal and interest	27,232	888	7,860	16,923	1,561

Total Contractual Obligations	$90,365	$28,032	$31,397	$21,874	$9,062

We also expect to invest approximately $1.0 million in capital expenditures for the remainder of the fiscal year ending July 31, 2016.

Off-Balance Sheet Arrangements

As of April 30, 2016 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2016, our outstanding indebtedness was approximately $25 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We believe our cash, cash equivalents, and marketable securities balance of $134.9 million as of April 30, 2016 will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

Our stock price is volatile.

In the nine months ended April 30, 2016, our stock price ranged from a low of $5.02 to a high of $7.32. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 3, 2015 through April 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program – 9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697
Three months ended 4/30/2016	—	$—	—	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Plan”). This repurchase program supersedes the 2011 repurchase program that was announced on September 15, 2011 (the “2011 Plan”), and as a result there are no shares available for repurchase under the 2011 plan. As of June 9, 2016, we have repurchased 1,956,733 shares for $12.0 million under the 2015 Plan.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: June 9, 2016	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith