Form 10-K
period 2016-07-31
Xcerra Corp
filed 2016-09-16
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Large Accelerated Filer    ☐                 Accelerated Filer    ☒                 Non-Accelerated Filer    ☐

Smaller Reporting Company Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter was $291,529,818

Number of outstanding shares of Common Stock as of September 14, 2016: 53,981,485

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

We sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the Assets), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the Assumed Liabilities), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the Purchase Price). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the Accrued U.S. Compensation Amount). At the Closing, Fastprint paid Everett Charles, as designated by us, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price has been withheld by Fastprint and is payable on the first anniversary of the closing subject to claims for indemnification by Fastprint, if any, prior to that time.

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

•

Generate cross-selling opportunities between our leading brands. Our Multitest and ECT businesses offer significant cross-selling opportunities across our brands and product portfolio. We will continue to build and strengthen our relationships with existing customers, as we believe there are significant opportunities to cross-sell load boards, test contactors and test handlers to our existing semiconductor ATE customers.

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

We are headquartered and have a development facility in Norwood, Massachusetts. We also have manufacturing and other development facilities located in Milpitas, and Fontana, California; Rosenheim, Germany; Wertheim, Germany; Shenzhen, China; Singapore; Yerevan, Armenia and Penang, Malaysia and sales and service facilities located across the world to support our customer base. As a result of the sale of our Interface Board Business to Fastprint, we no longer operate a facility in Santa Clara, California.

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

Products and Services

We offer a wide range of products and services to the semiconductor and electronics manufacturing industries, including semiconductor automated test equipment (ATE), test handlers, bare board PCB test equipment, test contactors, probe pins and loaded PCB test fixtures. In accordance with the provisions of Financial Accounting Standards Board (FASB) Topic 280, Segment Reporting to the FASB ASC (ASC 280), for the fiscal year ended July 31, 2016 (fiscal 2016), we determined that we have six operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, we determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, we have two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers, and Contactors operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins, and Fixtures operating segments. This financial reporting structure was implemented effective as of December 1, 2013, the acquisition date of Multitest and ECT. Refer to Note 10, Segment, Industry and Geographic and Significant Customer Segment Information, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

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

Listed below is a summary of our various product offerings:

Semiconductor ATE Solutions. Semiconductor automated test equipment is used to test a device at two different points in the manufacturing process; first after it has been fabricated but before it has been packaged and then again after it has been packaged, in both cases to eliminate non-functioning parts. Our semiconductor ATE solutions consist of three scalable platforms focused primarily on the system on a chip (SoC) market. Our

Diamond series platform, which includes the flagship Diamondx test system, offers high-density packaging for low-cost testing of microcontrollers and cost sensitive consumer and digital-based ASSP and ASIC devices. Our X-Series platform offers configurations for optimal testing of analog-based ASSP and ASIC, power, automotive, mixed signal and RF applications. Our ASL platform is targeted at testing linear, low-end mixed signal, precision analog and power management devices.

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

Services. Our worldwide service organization is capable of performing installations and necessary maintenance of test and handling systems sold by us, including routine servicing of spare parts manufactured by third parties. We provide various parts and labor warranties on test and handling systems and instruments designed and manufactured by us and warranties on certain components that have been purchased from other manufacturers and incorporated into our test and handling systems. We also provide training on the maintenance and operation of test and handling systems we sell. Service revenues from our Semiconductor Test segment maintenance and service contracts were $24.1 million, or 7% of net sales in fiscal 2016; $28.6 million, or 8% of net sales, in the fiscal year ended July 31, 2015 (fiscal 2015); and $33.3 million, or 10% of net sales, in the fiscal year ended July 31, 2014 (fiscal 2014).

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

Our engineering strategy for our test products includes continued development of our Diamond, X-Series and ASL platforms. Leveraging both hardware and software technologies across platforms is a key objective moving forward as we convert our knowledge and expertise into cost-effective solutions. The development and release of the Diamondx, ASLx and PAx products are examples of our technology leveraged focus. For our handler products, we are focused on continued development of our diverse product portfolio such as Pick and Place, Gravity, InStrip and InCarrier solutions. For our printed circuit board test equipment we are focused on continued development of flying probe grid array test products.

Sales and Distribution

We sell our products through a combination of a worldwide internal direct sales organization and external distributors for each of our reportable segments. Our direct sales organization is structured around key accounts, with a sales force of 134 people as of July 31, 2016. We also use third party distributors to sell our products in certain markets such as in Taiwan, China, Japan, South Korea, and other countries in Southeast Asia.

Our sales to customers outside the United States are primarily denominated in United States dollars, Euro and Malaysian Ringgit. Our sales outside the United States composed 82%, 79%, and 78% of total net sales in fiscal 2016, 2015, and 2014, respectively. See Note 10 to our Consolidated Financial Statements for additional information relating to revenues derived from sales to customers outside the United States.

Customers

	For the fiscal years ended July 31,
	2016	2015	2014
The following customers had net sales in excess of 10% of our total net sales for the periods indicated:
Spirox (1)	19%	13%	17%

Net sales to the top ten customers were 55%, 54%, and 51% of net sales in fiscal 2016, 2015, and 2014, respectively.

(1)	Spirox is our third-party sales distributor for Taiwan and China. There are no end customers sold through Spirox that represent greater than 10% of our net sales for any period presented.

A representative list of our customers includes:

Amkor	Intersil	Rich Tek
Analog Devices	KYEC	Rohm
AT&S	Linear Technology Corporation	Samsung
Atmel	Maxim Integrated Products	Sigurd
ams AG	Mediatek	Skyworks Solutions
ASE	Melexis	Spirox
Robert Bosch GmbH	Microchip Technology	STATSChipPac
Carsem	Microsoft	STMicroelectronics
Continental	Murata	Texas Instruments
Elmos	Nordic Semiconductor	TTM Technologies
Giga Solution	NXP	Unisem
HiSilicon	OnSemiconductor	UTAC
Infineon Technologies	Qorvo	Wurth

We have concentrated our sales and support efforts on those semiconductor companies from which we believe we will receive the most return for our efforts. We believe that sales to a limited number of customers will continue to account for a high percentage of our net sales for the foreseeable future.

Manufacturing and Supply

We manufacture our products using a combination of internal and outsourced manufacturing solutions. We use Jabil Circuit as our outsourced partner for the manufacturing of our Semiconductor ATE products, and some of our Loaded PCB Test Fixture products.

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

The semiconductor equipment and electronics manufacturing industries are highly competitive in all areas of the world. There are other domestic and foreign companies that participate in the markets for each of our products. Our main competitors include Advantest Corporation, Teradyne Inc., Johnstech, MicroCraft, Cohu, Inc., SPEA, Shenzhen Mason Electronics Co., Ltd., Bojay, OXO, Sanmina, Interconnect Devices, Inc., QA

Technology, and Ingun. Some of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities than we have.

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

•

Focused on fast growing segments within the semiconductor and PCB markets. We believe, based on management estimates, that we increased our addressable market to over $4 billion through the acquisition of Multitest and ECT businesses in 2013 and through strategic internal product development. We believe that our core end-markets, which include analog/mixed-signal, microcontroller, RF, power management and automotive, should grow in excess of broader semiconductor and electronics test markets.

•

Long-standing customer relationships with limited concentration. Our acquisition of Multitest and ECT further diversified our blue chip customer base beyond semiconductor device suppliers to leading mobile, industrial, medical, automotive and printed circuit board companies. Our close customer relationships with leading innovators in the electronics industry have been built based on years of collaborative product development, which provides us with deep system-level knowledge and key insights into our customers’ needs.

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

Backlog

At July 31, 2016, our backlog of unfilled orders for all products and services was $54.3 million, compared with $56.7 million at July 31, 2015. The $2.4 million, or 4%, decrease was primarily due to lower bookings during fiscal 2016. Historically, our test systems generally ship within twelve weeks of receipt of a customer’s purchase order. Our probes and contactors generally ship within one to three weeks of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period.

The backlog as of July 31, 2016 for our reportable segments was as follows (in millions):

Semiconductor Test Solutions	$50.0
Electronic Manufacturing Solutions	4.3

Total	$54.3

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

Employees

At July 31, 2016, we had 1,676 employees and temporary workers. None of our employees is represented by a labor union, and we have experienced no work stoppages during our history. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to retain these employees and attract new, highly-skilled employees. We consider relations with our employees to be good.

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

The semiconductor and electronics manufacturing industries are highly concentrated, and a small number of semiconductor device manufacturers, contract assemblers, and electronics manufacturers account for a substantial portion of the purchases of capital equipment generally, including our equipment. We expect customer concentration to increase because of continuing consolidation in the semiconductor manufacturing industry. Our top customer in fiscal 2016, fiscal 2015 and fiscal 2014 was Spirox, which accounted for 19%, 13% and 17%, respectively, of our net sales in those years. Sales to the top ten customers were 55%, 54%, and 51%, of net sales in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

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

As of July 31, 2016, our outstanding indebtedness was approximately $25.0 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We believe our cash, cash equivalents, and marketable securities balance of $139.4 million as of July 31, 2016 will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 82% of our revenues for fiscal 2016, 79% of our revenues for fiscal 2015, and 78% of our revenues for fiscal 2014. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier for our test systems in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

In the past, we have incurred expenses to meet new regulatory requirements in Europe, experienced periodic difficulties in obtaining timely payment from non-U.S. customers, and been affected by economic conditions in several Asian countries. Some of our foreign sales are invoiced and collected in U.S. dollars. A strengthening in the U.S. dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to push out or delay orders because of the increased relative cost of our products. In the past, there have been significant fluctuations in the exchange rates between the U.S. dollar and the currencies of countries in which we do business. From time to time we may enter into foreign currency hedging arrangements.

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

Our stock price is volatile.

In the twelve months ended July 31, 2016, our stock price ranged from a low of $4.93 to a high of $7.60. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information about our principal facilities:

Location	Reportable Segment	Major Activities	Approximate Square Feet of Floor Space
Properties Owned
Rosenheim, Germany	Semiconductor Test Solutions	2, 4, 5	216,500
Penang, Malaysia	Semiconductor Test Solutions	2, 3, 4	18,000
Properties Leased:
Milpitas, California (California Circle) (1)	Semiconductor Test Solutions	2, 4, 5	178,000
Norwood, Massachusetts	Semiconductor Test Solutions	1, 2, 4, 5	56,400
Fontana, California	Electronic Manufacturing Solutions	2,3,4,5	33,700
Milpitas, California (McCarthy Blvd) (1)	Semiconductor Test Solutions	2, 4, 5	31,400

Other Properties Leased:
North America	Semiconductor Test Solutions	2, 4	24,000
	Electronic Manufacturing Solutions	2, 3, 4	19,000
Europe	Semiconductor Test Solutions	2, 4	117,000
	Electronic Manufacturing Solutions	2, 3, 4, 5	42,700
Asia	Semiconductor Test Solutions	2, 4, 5	57,900
	Electronic Manufacturing Solutions	2, 3, 4, 5	75,000

(1)	During the year ending July 31, 2016, the Company executed an operating lease for a new site in Milpitas, California. The operations in the California Circle location will cease in February 2017 when that lease ends, and the operations will move to the new facility at McCarthy Blvd in that month.

Major activities have been separated into the following categories: 1. Corporate Administration/Principal Executive Offices and Global Headquarters, 2. Sales, Service and Customer Support, 3. Manufacturing, 4. Engineering and Product Development, and 5. Marketing, Finance and General Administration

We also own 9.4 acres of land in Hillsboro, Oregon as a result of our merger with Credence in 2008. As of July 31, 2016 this land is included in Assets Held for Sale on our Consolidated Balance Sheet, as we have executed two purchase and sale agreements for the properties. We expect the transactions to be completed during the fiscal year ending July 31, 2017.

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

Our common stock trades on the NASDAQ Global Market under the symbol XCRA. The following table shows the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2016
First Quarter	$7.26	$5.77
Second Quarter	7.36	5.06
Third Quarter	6.55	4.93
Fourth Quarter	7.60	5.51
Fiscal Year Ended July 31, 2015
First Quarter	$10.92	$7.46
Second Quarter	9.34	7.66
Third Quarter	10.63	7.39
Fourth Quarter	10.43	6.10

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

As of September 1, 2016, we had approximately 253 stockholders of record of our common stock.

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 15, 2011 through July 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program – 9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697
Three months ended 4/30/2016	—	$—	—	$18,046,697
Month ending May 31, 2016	—	$—	—	$18,046,697
Month ending June 30, 2016	—	$—	—	$18,046,697
Month ending July 31, 2016	—	$—	—	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Repurchase Plan”). This repurchase program supersedes the 2011 repurchase program, and as a result there are no shares available for repurchase under the 2011 plan. As of the July 31, 2016, we have repurchased 1,956,733 shares for $12.0 million under the 2015 Repurchase Plan.

Securities Authorized for Issuance under Equity Compensation Plans

Under our equity compensation plans, we can issue stock options and restricted stock units (RSUs). The following table shows information relating to our equity compensation plans as of July 31, 2016.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	2,036,956	$7.42	3,683,812	*
Equity compensation plans not approved by security holders	—	—	—

Total	2,036,956	$7.42	3,683,812	*

*	Includes 237,007 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code (IRC).

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2016 are derived from our audited consolidated financial statements.

	Fiscal Years Ended July 31, (In thousands except per share data)
	2016 (1)	2015 (1)	2014 (1)	2013	2012
Consolidated Statements of Operations Data:
Net sales	$324,206	$397,978	$305,106	$151,982	$132,134
Cost of sales	184,280	218,064	165,248	71,223	63,637
Engineering and product development expenses	60,929	64,157	60,733	52,314	49,864
Selling, general and administrative expenses	76,742	82,124	77,017	39,253	36,348
Amortization of purchased intangible assets	1,203	1,834	1,936	1,582	3,163
Restructuring	924	2,206	3,943	476	1,104

Income (loss) from continuing operations	128	29,593	(3,771)	(12,866)	(21,982)
Bargain purchase gain	—	—	8,621	—	—
Other income (expense), net	671	4,513	(1,992)	464	1,175

Income (loss) from continuing operations before provision for income taxes	799	34,106	2,858	(12,402)	(20,807)
Provision for (benefit from) income taxes	(1,660)	2,588	767	(275)	(938)

Income (loss) from continuing operations	2,459	31,518	2,091	(12,127)	(19,869)
Income (loss) from discontinued operations, net of tax	8,715	(3,292)	(1,258)	—	—

Net income (loss)	$11,174	$28,226	$833	$(12,127)	$(19,869)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.05	$0.59	$0.04	$(0.25)	$(0.40)
Net income (loss) from discontinued operations, net of tax	0.16	(0.06)	(0.02)	—	—

Basic net income (loss) per share	$0.21	$0.53	$0.02	$(0.25)	$(0.40)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.05	$0.58	$0.04	$(0.25)	$(0.40)
Net income (loss) from discontinued operations, net of tax	0.16	(0.06)	(0.02)	—	—

Diluted net income (loss) per share	$0.21	$0.52	$0.02	$(0.25)	$(0.40)

Weighted average common shares used in computing net income (loss) per share:
Basic	53,783	53,658	48,214	47,719	49,080
Diluted	53,974	54,531	49,150	47,719	49,080
Consolidated Balance Sheet Data:
Working capital	$230,688	$225,337	$192,109	$147,393	$163,569
Property and equipment, net	25,483	31,450	32,153	16,647	18,229
Total assets	378,083	387,475	364,143	247,601	267,068
Total debt	24,019	26,447	68,748	—	—
Stockholders’ equity	281,838	278,468	204,619	198,497	215,704
Other Information:
Current ratio	4.48	4.04	3.31	4.91	5.33
Asset turnover	0.86	1.02	0.84	0.61	0.49
Debt as a percentage of total capitalization	8.5%	8.7%	25%	—	—
Purchases of property and equipment	$2,932	$4,389	$7,743	$2,769	$3,328
Depreciation and amortization	$6,953	$8,084	$8,060	$8,044	$10,917

(1)	The selected consolidated financial data for the fiscal years ended July 31, 2016 and July 31, 2015 includes the results of our Multitest, ECT and atg-Luther & Maelzer businesses, which we acquired from Dover Printing & Identification, Inc. on December 1, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the Assets), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the Assumed Liabilities), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the Purchase Price). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the Accrued U.S. Compensation Amount). At the Closing, Fastprint paid Everett Charles, as designated by us, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price has been withheld by Fastprint and is payable on the first anniversary of the closing subject to claims for indemnification by Fastprint, if any, prior to that time.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Certification, or FASB ASC. The functional currency of our tester group is the U.S. dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were $1.3 million, $2.1 million and $0.1 million, respectively, for the fiscal years ended July 31, 2016, 2015 and 2014. The functional currency of each of our acquired businesses is local currency, predominantly Euro, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

Income Taxes

In accordance with Topic 740, Income Taxes to the FASB ASC (Topic 740), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized. We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. Topic 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, Topic 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire U.S. net deferred tax assets, and full valuation allowance against the net deferred tax assets of foreign jurisdictions without a history of profitability. The valuation allowance for deferred tax assets decreased from $209.7 million at July 31, 2015 to $206.9 million at July 31, 2016. The decrease in our valuation allowance compared to the prior year was primarily due to a decrease in U.S. deferred tax assets associated with sources of income in the current year which included the Company’s sale of its Interface Board Business to Fastprint (see Note 3 to our Consolidated Financial Statements). We expect to record a full valuation allowance on future U.S. tax benefits and in certain foreign tax jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of our merger with Credence in 2008 and Internal Revenue Code Section 382 guidance, the future utilization of our net operating losses will be subject to annual limitation. See Note 7 to our Consolidated Financial Statements for more information on Income Taxes.

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

Valuation of Goodwill and other Indefinite-Lived Intangible Assets

We perform our annual goodwill impairment test as required under the provisions of Topic 350-10, Intangibles—Goodwill and Other, to the FASB ASC (Topic 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, from our merger with Credence Systems Corporation (Credence) on August 29, 2008, and from our purchase of Titan Semiconductor LLC (Titan) on February 2, 2015.

As of July 31, 2016, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit.

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

In accordance with Topic 350, we performed our goodwill impairment test as of July 31, 2016 and 2015, and determined that no adjustment to goodwill was necessary. As of July 31, 2016, the fair value of the reporting units to which goodwill is allocated substantially exceeded the carrying values of those reporting units. The observable inputs used in our Discounted Cash Flow (DCF) method for estimating the fair value of the reporting units include discount rates at our weighted-average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, we determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. We believe that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which we have assumed that the reporting units have reached stable growth rates

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. We believe these trademarks will contribute to our cash flows indefinitely. Therefore, in accordance with ASC 350, we have assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the fiscal year ended July 31, 2016, we assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. We determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of July 31, 2016, there were no indicators that required us to conduct a recoverability test of long-lived assets other than goodwill, as of that date.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except for percentage changes and per share data):

	Year End July 31,		% Change	Year End July 31,		% Change
	2016	2015		2015	2014
Net product sales	$300,072	$369,347	(19)	$369,347	$271,797	36%
Net service sales	24,134	28,631	(16)	28,631	33,309	(14)

Net sales	324,206	397,978	(19)	397,978	305,106	30
Cost of sales	184,280	218,064	(15)	218,064	165,248	32

Gross profit	139,926	179,914	(22)	179,914	139,858	29
Engineering and product development expenses	60,929	64,157	(5)	64,157	60,733	6
Selling, general and administrative expenses	76,742	82,124	(7)	82,124	77,017	7
Amortization of purchased intangible assets	1,203	1,834	(34)	1,834	1,936	(5)
Restructuring	924	2,206	(58)	2,206	3,943	(44)

Income (loss) from continuing operations	128	29,593	(100)	29,593	(3,771)	885
Other (expense) income:
Interest expense	(1,079)	(995)	8	(995)	(2,210)	(55)
Interest income	571	452	26	452	494	(8)
Bargain purchase gain	—	—	—	—	8,621	(100)
Other (expense) income, net	1,179	5,056	(77)	5,056	(276)	1,931

Income from continuing operations before income taxes	799	34,106	(98)	34,106	2,858	1,093
Provision for (benefit from) income taxes	(1,660)	2,588	(164)	2,588	767	243

Income from continuing operations	2,459	31,518	(92)	31,518	2,091	1,407
Income (loss) from discontinued operations, net of tax	8,715	(3,292)	(365)	(3,292)	(1,258)	(162)

Net income	$11,174	$28,226	(60%)	$28,226	$833	3,288%

Basic net income (loss) per share:
Net income from continuing operations	$0.05	$0.59		$0.59	$0.04
Income (loss) from discontinued operations, net of tax	0.16	$(0.06)		$(0.06)	$(0.02)

Basic net income per share	$0.21	$0.53		$0.53	$0.02

Diluted net income (loss) per share:
Net income from continuing operations	$0.05	$0.58		$0.58	$0.04
Income (loss) from discontinued operations, net of tax	0.16	$(0.06)		$(0.06)	$(0.02)

Diluted net income per share	$0.21	$0.52		$0.52	$0.02

Weighted average common shares used in computing net income (loss) per share:
Basic	53,783	53,658		53,658	48,214
Diluted	53,974	54,531		54,531	49,150

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as percentages of net sales:

	Percentage of Net Sales Year Ended July 31,
	2016	2015	2014
Net sales	100%	100%	100.0%
Cost of sales	56.8	54.8	54.2

Gross profit	43.2	45.2	45.8
Engineering and product development expenses	18.8	16.1	19.9
Selling, general and administrative expenses	23.7	20.6	25.2
Amortization of purchased intangible assets	0.4	0.5	0.6
Restructuring	0.3	0.6	1.3

Income (loss) from operations	0.0	7.4	(1.2)
Other (expense) income:
Interest expense	(0.3)	(0.2)	(0.7)
Interest income	0.2	0.1	0.2
Bargain purchase gain	—	—	2.8
Other income (expense), net	0.4	1.3	(0.1)

Income (loss) before income taxes	0.3	8.6	1.0
Provision for (benefit from) income taxes	(0.5)	0.7	0.3

Income (loss) from continuing operations	0.8	7.9	0.7
Income (loss) from discontinued operations, net of tax	2.7	(0.8)	(0.4)

Net income (loss)	3.5%	7.1%	0.3%

Fiscal 2016 Compared to Fiscal 2015

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

Net sales. The decrease in net sales for fiscal 2016 compared to the fiscal year ended July 31, 2015 was due principally to weaker demand from customers in the semiconductor markets driven by weaker macro-economic conditions.

Our Semiconductor Test Solutions (STS) segment reported net sales of $252.0 million for fiscal 2016 as compared to $313.9 million for fiscal 2015. This segment includes our Semiconductor Test group, Handler group and Integrated Products group. The decrease of 20% was driven by lower Semiconductor Test and Handler segment sales for the twelve months ended July 31, 2016.

Our Electronic Manufacturing Solutions segment reported net sales of $72.2 million in fiscal 2016 as compared to $84.1 million in fiscal 2015. This segment is comprised of our PCB Test Group, our Probes/Pins Group and our Fixtures Services Group. The decrease in net sales of 14% from fiscal 2015 to fiscal 2016 is largely driven by decreases in our PCB Test segment and Fixtures segment.

Service revenue from the Semiconductor Test segment decreased by 16% in fiscal 2016 as compared to fiscal 2015 primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and due to lower value service contracts based on the lower average selling price of the underlying testers.

Gross profit. The decrease in gross profit for fiscal 2016 as compared to fiscal 2015 was due primarily to a decrease in net sales for the comparative periods. The decrease in net sales resulted in less absorption of fixed costs of sales.

Gross profit percentage decreased from 45.2% for the twelve months ended July 31, 2015 to 43.2% for the twelve months ended July 31, 2016, largely driven by product mix.

For fiscal 2016, we recorded $3.8 million in sales of previously reserved inventory, as compared to $1.7 million in the prior fiscal year. We released reserves of $0.8 million and $0.6 million related to these sales for fiscal years 2016 and 2015, respectively.

Engineering and product development expenses. The decrease in engineering and product development expenses for fiscal 2016 as compared to fiscal 2015 was primarily related to lower project spending in the comparative period.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for fiscal 2016 as compared to fiscal 2015 was primarily due to lower commission compensation and profit sharing expenses on lower sales for the comparative periods.

Amortization of purchased intangible assets. The decrease in amortization for fiscal 2016 as compared to fiscal 2015 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets from our acquisition of ECT, Multitest and atg in 2014.

Restructuring. The restructuring expense recorded in fiscal 2016 included relocation costs and severance related to our announcement in March 2015 of our decision to reorganize portions of our Fixtures Services Group, severance costs associated with the movement of our Customer Repair Center from Milpitas to Asia which was announced in July 2016, as well as costs associated with the sale of our Interface Board Business in November 2015.

Income (loss) from continuing operations. We reported income from continuing operations of $0.1 million for fiscal 2016, as compared to $29.6 million for fiscal 2015, This decrease was primarily driven by lower net sales in the comparative periods.

Our Semiconductor Test Solutions segment reported loss from continuing operations of $0.2 million, as compared to income from continuing operations of $26.3 million for fiscal 2015. This decrease was largely driven by the Semiconductor Test segment and the Semiconductor Handlers segment, both of which experienced weaker industry conditions

Our Electronic Manufacturing Solutions segment reported income from continuing operations of $1.3 million in fiscal 2016 as compared to income from continuing operations of $5.5 million in fiscal 2015. Slowdown in our PCB Test segment and sustained losses in our Fixtures segment drove these results.

Interest expense. The decrease in interest expense fiscal 2016 compared to fiscal 2015 was driven by a reduction in our outstanding indebtedness from $27.4 million at July 31, 2015 to $25.0 million at July 31, 2016.

Interest income. Interest income increased slightly in fiscal 2016 compared fiscal 2015 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other (expense) income, net. Other (expense) income, net for the year ended July 31, 2016 was $1.2 million as compared to income of $5.1 million for the year ended July 31, 2015. The decrease in other income was primarily related to a $1.8 million gain pursuant to a reduction in principal to which we were entitled under the original seller promissory notes due to prepayment of the promissory notes before January 1, 2015, and a $1.5 million gain due to reversal of an indemnification accrual due to the passing of the statute of limitations that did not recur in fiscal 2016. Net foreign exchange gains were $1.3 million for fiscal 2016 as compared to $2.1 million in fiscal 2015, associated with the fluctuation of the Euro compared to the U.S. Dollar in both periods.

Provision for (benefit from) income taxes. We recorded an income tax benefit of $1.7 million for fiscal 2016 primarily due to foreign taxes in profitable locations and includes a tax benefit associated with the intraperiod tax allocation. We recorded an income tax provision of $2.6 million for fiscal 2015 primarily due to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe.

As a result of the Company’s sale of the Interface Board Business to Fastprint, the Company is reporting all financial activity for that business (including revenues, direct expenses, gain on sale of discontinued operations, and the tax impact of the gain on the sale and the related tax impact of discontinued operations) as discontinued operations. For details on the tax impact on discontinued operations, see Note 3 to Consolidated Financial Statements included in this Annual Report on Form 10-K. The income tax provision reported in this section relates to the tax position of the Company’s continuing operations.

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

During fiscal 2016, because the Company incurred a U.S. loss in continuing operations for 2016 and generated a U.S. gain on sale on discontinuing operations for the three months ended January 31, 2016, the intraperiod tax allocation exception contained in Topic 740 is applied. Specifically, the Company recorded a tax expense of approximately $3.3 million in its discontinued operations, related primarily to the gain on sale of its discontinued operations, during fiscal 2016; however, since the Company incurred losses on its continuing operations in the U.S. in fiscal 2016, it fully off-set the tax expense from discontinued operations with tax benefits in continuing operations in fiscal 2016. Accordingly, during fiscal 2016, the Company recorded a tax benefit in continuing operations of approximately $3.3 million which was fully offset by $3.3 million of tax provision related to the sale of the discontinued operations during fiscal 2016.

As of both July 31, 2016 and July 31, 2015, our liability for unrecognized income tax benefits was $6.3 million (of which $2.7 million, if recognized, would impact our income tax rate).

We expect to record a full valuation allowance on future U.S. deferred tax benefits and in certain foreign jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Discontinued Operations. We completed the sale of our Interface Board Business on November 30, 2015. This business generated a loss from operations of $1.5 million for the year ended July 31, 2016, as compared to a loss from operations of $3.3 million for the year ended July 31, 2015.

During fiscal 2016, we recognized a gain from the sale of the Interface Board Business of $8.7 million, net of tax. This gain includes a receivable of $2.3 million that was a holdback provision of the sale agreement, and is payable to us by the buyer on the twelve month anniversary of the sale, or November 30, 2016. This amount is included in Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet as of July 31, 2016.

Comprehensive income (loss). During fiscal 2016 and fiscal 2015, we recognized ($2.2) million and ($13.2) million, respectively, of unrealized gains (losses) from currency translation, largely driven by the weakening of the Euro to the U.S. dollar in the year ended July 31, 2015, which rebounded in fiscal 2016.

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

Net sales. The increase in net sales for fiscal 2015 compared to the fiscal year ended July 31, 2014 (fiscal 2014) was due principally to the completion of the Dover Acquisition in December 2013. During fiscal 2015, $178.5 million of net sales were generated by the LTX-Credence business and $219.5 million of net sales resulted from the operations of the acquired atg-Luther & Maelzer, Multitest and ECT businesses, for total net sales of $398.0 million. Excluding net sales from the acquired businesses, our net sales of $178.5 million increased 15% as compared to net sales of $154.6 million for fiscal 2014, driven by slightly increased net sales in all product lines due to higher customer demand for our test equipment, resulting from higher demand in our customers’ end markets.

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

Our Electronic Manufacturing Solutions segment reported net sales of $84.1 million in fiscal 2015 as compared to $58.2 million for fiscal 2014. This segment is comprised of our PCB Test Group, our Probes/Pins Group and our Fixtures Services Group. The increase in net sales of 45% from fiscal 2014 to fiscal 2015 is largely driven by the fact that fiscal 2014 included only 8 months of net sales, as compared to year for fiscal 2015.

Gross profit. The increase in gross profit for fiscal 2015 as compared to fiscal 2014 was due principally to the completion of the Dover Acquisition in December 2013. During fiscal 2015, gross profit for the former LTX-Credence business was $98.0 million and $82.0 million resulted from the operations of the newly acquired business, for a total gross profit of $180 million. For fiscal 2014, gross profit for the former LTX-Credence business was $84.2 million and $55.7 million resulted from the operations of the acquired ECT, atg-Luther & Maelzer and Multitest businesses for a total gross profit of $139.9 million. Excluding the gross profit of the acquired businesses, our gross profit of $98.0 million for fiscal 2015 increased 16.4% over gross profit of $84.2 million for fiscal 2014. This increase was driven by higher net sales from the former LTX-Credence business of $178.5 million for fiscal 2015 as compared to $154.6 million for fiscal 2014, as well as more profitable configuration mix on the testers sold during 2015 that influenced product margin.

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

Engineering and product development expenses. The increase in engineering and product development expenses for fiscal 2015 compared to fiscal 2014 was due primarily to a full year of product development expenses incurred by the ECT, atg-Luther & Maelzer and Multitest businesses. Excluding expenses associated with these acquired businesses, engineering and product development expenses for LTX-Credence was $47.5 million for fiscal 2015, as compared to $50.6 million for fiscal 2014. This decrease was due to lower personnel related expenses in the comparable periods resulting from headcount reductions completed at the end of January 2014.

Selling, general and administrative expenses. The increase in selling, general, and administrative expenses for fiscal 2015 compared to fiscal 2014 was due primarily to the completion of the Dover Acquisition in December 2013. During fiscal 2015, the LTX-Credence business had selling, general and administrative expenses of $42.3 million and $39.8 million was driven by the ECT, atg-Luther & Maelzer and Multitest businesses. During fiscal 2014, the LTX-Credence business had selling, general and administrative expenses of $44.4 million and the ECT, atg-Luther & Maelzer and Multitest businesses had selling, general and administrative expenses of $32.6 million for 8 months. The decrease in selling general and administrative expenses in fiscal 2015 compared to fiscal 2014 for the LTX-Credence business was due to costs incurred in 2014 associated with integration activities related to the Dover Acquisition.

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

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for fiscal 2016 and fiscal 2015:

	2016	2015
	(in millions)
Cash and cash equivalents and marketable securities at July 31, 2015 and 2014	$138.5	$98.9
Proceeds from Equity Offering, net of commissions paid	—	52.1
Proceeds from the sale of the Interface Board Business	21.4	—
Cash used for stock repurchases	(12.0)	—
Payments of bank term loan	(2.5)	(24.5)
Payment of subordinated debt	—	(16.3)
Cash paid for Titan Semiconductor, net of cash acquired	—	(2.4)
Capital expenditures	(2.9)	(4.4)
Effect of exchange rate changes in cash	(1.7)	(5.7)
Other cash (used in) provided by operating activities, net	(1.4)	40.8

Cash and cash equivalents and marketable securities at July 31, 2016 and 2015	$139.4	$138.5

Fiscal 2016 Compared to Fiscal 2015

As of July 31, 2016, we had $139.4 million in cash and cash equivalents and marketable securities and working capital of $230.7 million, as compared to $138.5 million of cash and cash equivalents and marketable securities and $225.3 million net working capital at July 31, 2015. The increase in cash and cash equivalents and marketable securities during the twelve months ended July 31, 2016 was due to proceeds from the sale of the Interface Board Business of $21.4 million, offset by cash used for principal and interest payments for bank loans of $2.5 million, $12.0 million of repurchases of common stock, purchases of property and equipment of $2.9 million, and cash used for operations.

Accounts receivable from trade customers, net of allowances, was $76.5 million at July 31, 2016, as compared to $81.3 million at July 31, 2015. This decrease was driven by lower revenue in the three months ended July 31, 2016 as compared to the three months ended July 31, 2015.

Purchases of property and equipment totaled $2.9 million for fiscal 2016, as compared to $4.4 million for fiscal 2015. Expenditures for fiscal 2016 related primarily to certain engineering projects. Additions in fiscal 2015 related to costs associated with the relocation of two newly acquired facilities.

Net cash used in operating activities for fiscal 2016 was $0.2 million as compared to net cash provided by operating activities of $42.3 million for fiscal 2015. The net cash used in operating activities for fiscal 2016 was primarily related to our net income of $11.2 million, adjusted for non-cash items, principally depreciation and amortization, gain on the sale of business and stock-based compensation, of $4.9 million, and an increase in net working capital of $16.3 million. The net cash provided by operating activities for fiscal 2015 was primarily related to our net income of $28.2 million, adjusted for non-cash items, principally depreciation and amortization, and stock-based compensation, of $15.8 million, offset in part by an increase in net working capital of $1.7 million.

Net cash provided by investing activities for fiscal 2016 was $22.1 million as compared to net cash used in investing activities of $28.6 million for fiscal 2015. The net cash provided by investing activities for fiscal 2016 was primarily related to $21.4 million of proceeds from the sale of our Interface Board Business and $61.2 million of proceeds from sales and maturities of available-for-sale securities, offset by $57.6 million in purchases of available-for-sale securities and $3.9 million in purchases of property and equipment, offset by proceeds from the sale of fixed assets of $1.0 million. The net cash used in investing activities for fiscal 2015 was primarily related to $76.6 million in purchases of available-for-sale securities, $4.4 million in purchases of property and equipment, and $2.4 million in cash paid for Titan Semiconductor Tool LLC (Titan), offset in part by $54.8 million of proceeds from sales and maturities of available-for-sale securities.

Net cash used in financing activities for fiscal 2016 was $15.0 million as compared to net cash provided by financing activities of $10.5 million for fiscal 2015. The net cash used in financing activities for fiscal 2016 was primarily related to $12.0 million of repurchases of our common stock, $2.5 million of payments of principal and interest on our term loans, payments of tax withholdings for vested RSU’s of $1.4 million, offset by proceeds from employee stock purchase plan of $0.9 million. The net cash provided by financing activities for fiscal 2015 was primarily related to net proceeds from our underwritten public offering that closed in September 2014 of $52.1 million and proceeds from the employee stock purchase plan of $0.9 million, offset by principal payments of bank term loan of $24.4 million, repayment of subordinated debt of $16.3 million, and by payments of tax withholdings for vested RSUs of $1.9 million.

We believe our cash, cash equivalents and marketable securities balance of $139.4 million as of July 31, 2016 will be sufficient to meet our working capital and expenditures needs for at least the next twelve months. In addition, the amount of cash, cash equivalents and marketable securities in the U.S. and our results of operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. Inflation has not had a significant long-term impact on our revenue or earnings.

Fiscal 2015 Compared to Fiscal 2014

As of July 31, 2015, we had $138.5 million in cash and cash equivalents and marketable securities and working capital of $225.3 million, as compared to $98.9 million of cash and cash equivalents and marketable securities and $192.1 million net working capital at July 31, 2014. The increase in cash and cash equivalents and marketable securities was primarily due to proceeds from our underwritten public offering in September 2014, less $24.5 million paid on our bank loans, and $16.3 million used to repay the promissory notes issued to Dover in connection with the Dover Acquisition.

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

Net cash used in investing activities for fiscal 2015 was $28.6 million as compared to net cash used in investing activities of $22.1 million for fiscal 2014. The net cash used in investing activities for fiscal 2015 was primarily related to $76.6 million in purchases of available-for-sale securities, $4.4 million in purchases of property and equipment, and $2.4 million in cash paid for the Titan businesses, offset in part by $54.8 million of proceeds from sales and maturities of available-for-sale securities. The net cash used in investing activities for fiscal 2014 was primarily related to $55.4 million in purchases of available-for-sale securities, $70.0 million paid for the ECT, atg-Luther & Maelzer and Multitest businesses, and $7.7 million in purchases of property and equipment, offset by $111.0 million of proceeds from sales and maturities of available-for-sale securities.

Net cash provided by financing activities for fiscal 2015 was $10.5 million as compared to net cash provided by financing activities of $52.1 million for fiscal 2014. The net cash provided by financing activities for fiscal 2015 was primarily related to net proceeds from our underwritten public offering that closed in September 2014 of $52.1 million and proceeds from the employee stock purchase plan of $0.9 million, offset by principal payments of bank term loan of $24.4 million, repayment of subordinated debt of $16.3 million, and by payments of tax withholdings for vested RSUs of $1.9 million. The net cash provided by financing activities for fiscal 2014 was primarily related to proceeds from bank term loans of $53.8 million and proceeds from the employee stock purchase plan of $0.8 million offset in part by principal payments of bank term loan of $1.9 million and by payments of tax withholdings for vested RSUs of $0.8 million.

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of July 31, 2016, the interest rate in effect on the Facility was 2.75%.

The proceeds of the Term Loan were used to pay off $25.0 million of the outstanding indebtedness under our previous credit facility that was advanced to us pursuant to that certain credit agreement entered into on November 27, 2013 with ECT, SVB, as lender, administrative agent and issuing lender, and the lenders from time to time party thereto (the Original Facility). The balance of outstanding indebtedness of approximately

$2.5 million was funded through our cash flow from operations. As of December 15, 2014, the previous facility had been terminated.

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

As of July 31, 2016, we were in compliance with all covenants under the Credit Agreement.

On September 16, 2015 the Borrowers entered into the First Amendment to the Credit Agreement and Waiver with SVB and the Lenders, pursuant to which SVB and the Lenders waived the delivery of monthly financial statements for the month ending June 30, 2015, and the parties agreed to amend the Credit Agreement to provide that the delivery of financial statements would occur on a quarterly basis as opposed to monthly, and that we could repurchase up to $30 million of our capital stock provided that we comply with certain financial covenants.

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

The offering resulted in net proceeds to us, after deducting underwriting discounts and commissions and offering expenses, of approximately $52.1 million. We used approximately $20 million of the net proceeds from the offering to repay a portion of the outstanding principal of the Original and approximately $16 million to repay the outstanding principal balance of the promissory notes issued to Dover Corporation. The balance of the proceeds was used for general corporate purposes, including capital expenditures and potential strategic acquisitions.

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (2015 Plan). This repurchase program supersedes the repurchase program approved by our Board of Directors in September 2011, and as a result there were no shares available for repurchase under the 2011 Plan following approval of this plan. We may suspend or discontinue the 2015 Plan at any time and the 2015 Plan has no expiration date. As of September 1, 2016, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of July 31, 2016, our major outstanding contractual obligations are related to our Term Loan, operating leases for our rental properties and other equipment, inventory purchase commitments and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify some of our customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we had no liabilities recorded for these agreements as of July 31, 2016 or July 31, 2015.

In July 2016 we settled a litigation matter incidental to our business that related to customer expectations of test system performance for a product that was shipped in 2006 by Credence, prior to the merger with LTX. As a result of this settlement agreement, we incurred $1.4 million related to our estimated obligation under this settlement offer. This accrual was included in Accrued Expenses on our Consolidated Balance Sheet as of July 31, 2016, and the charge was recorded as Other Expense in the twelve months ended July 31, 2016.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we had not accrued a liability for these agreements as of July 31, 2016 or July 31, 2015.

The aggregate outstanding amount of our contractual obligations was $91.8 million as of July 31, 2016. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of July 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods:

	Fiscal year-end
	Total	2017	2018 – 2019	2020 – 2021	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$22,576	$6,381	$6,598	$4,158	$5,439
Inventory commitments	42,705	37,532	4,781	55	337
Severance	142	142	—	—	—
Bank Term Loans—principal and interest	26,354	3,507	20,842	870	1,135

Total Contractual Obligations	$91,777	$47,562	$32,221	$5,083	$6,911

We also expect to invest approximately $7.0 million in capital expenditures in fiscal 2017.

Off-Balance Sheet Arrangements

As of July 31, 2016 and July 31, 2015, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in currency exchange rates. As currency exchange rates fluctuate, translation of the statements of financial condition and statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in currency exchange rates on our statements of financial condition and results of operations has not been material. Our trade receivables result primarily from sales to companies located in North America, Asia, and Europe. In fiscal 2016, our revenues derived from sales outside the United States constituted 82% of our total revenues. Accounts receivable in currencies other than U.S. dollars composed 46% of the trade accounts receivable at July 31, 2016. Receivables generally are from major corporations. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars composed 30% of accounts payable at July 31, 2016.

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

Interest Rate Risk

As of the date of this filing, we have approximately $21.9 million of long-term debt due under a credit facility with Silicon Valley Bank that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.50% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.50% per annum, in either case based on our ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the Leverage Ratio), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the credit facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default under the credit agreement. At July 31, 2016, the interest rate in effect on these borrowings was 2.75%.

We may from time to time have other outstanding short-term and long-term borrowings with variable interest rates.

Item 8.	Financial Statements and Supplementary Data

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$83,065	$77,858
Marketable securities	56,356	60,593
Accounts receivable—trade, net of allowances of $126 and $110, respectively	76,513	81,313
Accounts receivable—other	304	326
Inventories, net	69,986	60,593
Prepaid expenses and other current assets	8,546	8,393
Assets held for sale	2,448	10,454

Total current assets	297,218	299,530
Property and equipment, net	25,483	31,450
Intangible assets, net	9,429	10,640
Goodwill	43,850	43,850
Other assets	2,103	2,005

Total assets	378,083	$387,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	2,822	$2,509
Accounts payable	25,924	27,492
Deferred revenues	6,196	7,466
Other accrued expenses	31,588	35,579
Liabilities held for sale	—	1,147

Total current liabilities	66,530	74,193
Other long-term liabilities	8,518	10,876
Long-term debt	21,197	23,938
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.05 par value:
150,000,000 shares authorized; 53,613,242 and 54,693,446 shares issued and outstanding on July 31, 2016 and 2015, respectively	2,678	2,732
Additional paid-in capital	804,316	809,944
Accumulated other comprehensive loss	(15,546)	(13,424)
Accumulated deficit	(509,610)	(520,784)

Total stockholders’ equity	281,838	278,468

Total liabilities and stockholders’ equity	$378,083	$387,475

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year ended July 31,
	2016	2015	2014
Net product sales	$300,072	$369,347	$271,797
Net service sales	24,134	28,631	33,309

Net sales	324,206	397,978	305,106
Cost of sales	184,280	218,064	165,248

Gross profit	139,926	179,914	139,858
Engineering and product development expenses	60,929	64,157	60,733
Selling, general and administrative expenses	76,742	82,124	77,017
Amortization of purchased intangible assets	1,203	1,834	1,936
Restructuring	924	2,206	3,943

Income (loss) from continuing operations	128	29,593	(3,771)
Other (expense) income:
Interest expense	(1,079)	(995)	(2,210)
Interest income	571	452	494
Bargain purchase gain	—	—	8,621
Other income (expense), net	1,179	5,056	(276)

Income from continuing operations before income taxes	799	34,106	2,858
Provision for (benefit from) income taxes	(1,660)	2,588	767

Income from continuing operations	2,459	31,518	2,091
Income (loss) from discontinued operations, net of tax	8,715	(3,292)	(1,258)

Net income	$11,174	$28,226	$833

Basic net income (loss) per share:
Net income from continuing operations	$0.05	$0.59	$0.04
Net income (loss) discontinued operations, net of tax	$0.16	$(0.06)	$(0.02)

Basic net income per share	$0.21	$0.53	$0.02

Diluted net income (loss) per share:
Net income from continuing operations	$0.05	$0.58	$0.04
Net income (loss) discontinued operations, net of tax	$0.16	$(0.06)	$(0.02)

Diluted net income per share	$0.21	$0.52	$0.02

Weighted-average common shares used in computing net income (loss) per share:
Basic	53,783	53,658	48,214
Diluted	53,974	54,531	49,150
Comprehensive income (loss):
Net income	$11,174	$28,226	$833
Unrealized (loss) gain on marketable securities	92	(19)	63
Change in pension liability	(54)	81	(15)
Unrealized gain (loss) on currency translation	(2,160)	(13,182)	(288)

Comprehensive income	$9,052	$15,106	$593

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid–In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (#)	Amount ($)
Balance at July 31, 2013	47,688,410	2,384	746,020	(64)	(549,843)	198,497
Vesting of stock based awards, net of shares withheld for taxes	577,164	29	4,229	—	—	4,258
Stock option exercises	68,688	3	398	—	—	401
Issuance of shares under employees’ stock purchase plan	114,346	6	864	—	—	870
Unrealized gain on marketable securities	—	—	—	63	—	63
Change in pension liability	—	—	—	(15)	—	(15)
Accumulated currency translation adjustment	—	—	—	(288)	—	(288)
Net income	—	—	—		833	833

Balance at July 31, 2014	48,448,608	2,422	751,511	(304)	(549,010)	204,619
Vesting of stock based awards, net of shares withheld for taxes	641,208	30	5,302	—	—	5,332
Stock option exercises	48,640	2	279	—	—	281
Issuance of shares under employees’ stock purchase plan	169,624	9	985	—	—	994
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Change in pension liability	—	—	—	81	—	81
Accumulated currency translation adjustment	—	—	—	(13,182)	—	(13,182)
Sale of common stock, net of issuance costs of $3.1 million	5,385,366	269	51,867	—	—	52,136
Net income	—	—	—	—	28,226	28,226

Balance at July 31, 2015	54,693,446	2,732	809,944	(13,424)	(520,784)	278,468
Vesting of stock based awards, net of shares withheld for taxes	684,620	34	5,294	—	—	5,328
Issuance of shares under employees’ stock purchase plan	191,909	10	931	—	—	941
Stock Repurchases	(1,956,733)	(98)	(11,853)	—	—	(11,951)
Unrealized gain on marketable securities	—	—	—	92	—	92
Change in pension liability	—	—	—	(54)	—	(54)
Accumulated currency translation adjustment	—	—	—	(2,160)	—	(2,160)
Net income	—	—	—	—	11,174	11,174

Balance at July 31, 2016	53,613,242	$2,678	$804,316	$(15,546)	$(509,610)	$281,838

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$11,174	$28,226	$833
Add (deduct) non-cash items:
Stock-based compensation	6,769	7,551	5,419
Depreciation and amortization	6,953	8,989	8,786
Gain on reduction of promissory note	—	(1,750)	—
Bargain purchase gain	—	—	(8,621)
Gain on the sale of the Interface Board Business, net of tax	(10,277)	—	—
Impairment of asset held for sale	694	—	—
Other non-cash items	773	1,032	542
Changes in operating assets and liabilities, net of purchase accounting:
Accounts receivable	4,538	216	(9,884)
Inventories	(9,919)	1,470	(656)
Prepaid expenses	1,971	1,280	621
Accounts payable	(1,283)	(594)	5,965
Accrued expenses	(10,357)	(2,812)	(4,782)
Deferred revenues	(1,263)	(1,266)	2,817

Net cash (used in) provided by operating activities	(227)	42,342	1,040

Cash Flows from Investing Activities:
Purchases of property and equipment, net of proceeds	(2,932)	(4,389)	(7,743)
Purchases of available-for-sale securities	(57,630)	(76,659)	(55,385)
Proceeds from sales and maturities of available-for-sale securities	61,232	54,827	110,972
Proceeds from sale of Interface Board Business	21,410	—	—
Cash paid for acquired businesses, net of cash acquired	—	(2,360)	(69,985)

Net cash provided by (used in) investing activities	22,080	(28,581)	(22,141)

Cash Flows from Financing Activities:
Repurchases of common stock	(11,952)	—	—
Proceeds from sale of common stock, net of issuance costs	—	52,136	—
Proceeds from employees’ stock purchase plan	941	994	870
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,441)	(1,935)	(759)
Proceeds from borrowing of bank term loan, net of fees	—	—	53,841
Repayment of promissory notes	—	(16,250)	—
Payments of bank term loan	(2,513)	(24,456)	(1,875)

Net cash (used in) provided by financing activities	(14,965)	10,489	52,077

Effect of exchange rate changes on cash and cash equivalents	(1,681)	(5,661)	58

Net increase in cash and cash equivalents	5,207	18,589	31,034
Cash and cash equivalents at beginning of year	77,858	59,269	28,235

Cash and cash equivalents at end of year	$83,065	$77,858	$59,269

Non-Cash Investing Activities:
Effect of Acquisition:
Fair value of tangible assets acquired	—	—	(122,160)
Fair value of liabilities assumed	—	—	37,554
Fair value of intangible assets acquired	—	—	(12,000)
Non-cash promissory notes	—	—	18,000
Bargain gain	—	—	8,621
Cash paid for acquired businesses, net of cash acquired	—	—	$69,985

	Year ended July 31,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$588	$1,090	$1,173
Cash paid during the year for taxes	$2,900	$2,919	$1,136

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

On November 30, 2015, the Company completed the sale of its semiconductor test interface board business based in Santa Clara, CA (“Interface Board Business”) to Fastprint Hong Kong Co., Ltd., a wholly owned subsidiary of Shenzhen Fastprint Circuit Tech Co., Ltd, and its affiliates (collectively, “Fastprint”), pursuant to an Asset Purchase Agreement, entered into between the company and Fastprint on September 8, 2015 (the “Purchase Agreement”). As a result, the Company had identified certain assets and liabilities associated with this business to be held for sale certain assets, including this product line, that are included as assets held for sale in the historical financial results for fiscal 2015 in this Annual Report on Form 10-K. The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested.

The Company sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the “Assets”), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the “Assumed Liabilities”), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the “Accrued U.S. Compensation Amount”). At the Closing Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price has been withheld by Fastprint and is payable on the first anniversary of the closing subject to claims for indemnification by Fastprint, if any, prior to that time. The Company recorded this $2.3 million in prepaid expenses and other current assets on its consolidated balance sheet as of January 31, 2016.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Preparation of Financial Statements and Use of Estimates

The accompanying financial statements have been prepared by the Company, and reflect all adjustments, which, in the opinion of management, are necessary for fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. Such estimates relate to fair values ascribed to revenue recognition, the allowance for doubtful accounts, inventory valuation, depreciation, product warranty costs, stock-based compensation and income taxes, among others.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories, excluding the Interface Board Business, are as follows:

	As of July 31,
	2016	2015
	(in thousands)
Material and purchased components	$27,753	$27,249
Work-in-process	20,218	15,250
Finished equipment, including inventory consigned to customers	22,015	18,094

Total inventories	$69,986	$60,593

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of July 31, 2016 and July 31, 2015, inventory is stated net of inventory reserves of $21.4 million and $46.9 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

The following table shows sales of previously reserved inventory and the inventory reserves released for these sales for the fiscal years ended July 31, 2016, 2015, and 2014:

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Sales of previously reserved inventory	$3,822	$1,664	$821
Inventory reserves released for these sales	826	643	483

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

In accordance with ASC 350, the Company performed its goodwill impairment test as of July 31, 2016 and 2015, and determined that no adjustment to goodwill was necessary. As of July 31, 2016, the fair value of the reporting units to which goodwill is allocated substantially exceeded the carrying values of those reporting units. The observable inputs used in the Company’s Discounted Cash Flow (DCF) method for estimating the fair value of the reporting units include discount rates at the Company’s weighted-average cost of capital. The Company

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derives discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, the Company determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. The Company believes that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which the Company has assumed that the reporting units have reached stable growth rates. The Company’s goodwill consists of the following:

Goodwill	July 31, 2016	July 31, 2015
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820

Total goodwill	$43,850	$43,850

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg-Luther & Maelzer, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangibles asset, net on the Company’s Consolidated Balance Sheets:

		As of July 31, 2016
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg-Luther & Maelzer, and Titan)	6-20	$29,882	$(27,605)	$2,277
Customer Relationships—ECT, Multitest, atg-Luther & Maelzer, and Titan	2	1,844	(1,174)	670
Maintenance agreements—ASL & Diamond	7	1,900	(1,900)	—
Trade Names	10	70	(15)	55
Non-compete Agreements	1	8	(8)	—

Total amortizable intangible assets		$33,704	$(30,702)	$3,002

		As of July 31, 2015
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg-Luther & Maelzer, and Titan)	6-20	$29,882	$(26,856)	$3,026
Customer Relationships—ECT, Multitest, atg-Luther & Maelzer, and Titan	2	1,844	(992)	852
Maintenance agreements—ASL & Diamond	7	1,900	(1,629)	271
Trade Names	10	70	(6)	64
Non-compete Agreements	1	8	(8)	—

Total amortizable intangible assets		$33,704	$(29,491)	$4,213

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 3.5 years.

The Company expects the remaining amortization for these intangible assets as of July 31, 2016 to be:

Year ending July 31,	Amount (in thousands)
2017	676
2018	548
2019	517
2020	403
Thereafter	858

Total	$3,002

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with ASC 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the year ended July 31, 2016, the Company assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. The Company determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

Long Lived Assets

On an ongoing basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of July 31, 2016 and July 31, 2015, there were no indicators that required the Company to conduct a recoverability test as of those dates.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. dollar. Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains or losses resulting from foreign currency remeasurement and transaction gains or losses are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(expense), net, and were $1.3 million, $2.1 million, and $0.1 million for the fiscal years ended July 31, 2016, 2015 and 2014. The functional currency of ECT, Multitest and atg is local currency, predominately Euro, U.S. Dollar, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC, for the fiscal years ended July 31, 2016 and 2015:

Product Warranty Activity	2016	2015
	(in thousands)
Balance at beginning of period	$2,983	$3,206
Warranty expenditures for current period	(4,735)	(5,468)
Translation adjustment	(12)	(299)
Provision for warranty costs in the period	4,489	5,544

Balance at end of period	$2,725	$2,983

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

Engineering and Product Development Costs

The Company expenses all engineering and product development costs as incurred. Expenses relating to certain software development costs, which were subject to capitalization in accordance with the Topic 985, Software, to the FASB ASC, were insignificant.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Consolidated Statement of Operations and Comprehensive Income (Loss). Shipping and handling costs were $6.4 million, $7.1 million, and $4.5 million for fiscal years ended July 31, 2016, 2015, and 2014, respectively.

Income Taxes

The Company recorded an income tax benefit of $1.7 million for fiscal 2016, primarily due to foreign taxes in profitable locations and includes a tax benefit associated with the intraperiod tax allocation. The Company recorded an income tax provision of $2.6 million for fiscal 2015 primarily due to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe.

As of both July 31, 2016 and July 31, 2015, our liability for unrecognized income tax benefits was $6.3 million (of which $2.7 million, if recognized, would impact our income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. For July 31, 2016 and July 31, 2015, the Company had accrued approximately $1.2 million and $1.0 million, respectively, for potential payment of accrued interest and penalties.

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

During fiscal 2016, the Company granted 838,300 Restricted Stock Units (“RSUs”) to certain executives, directors and employees, with time-based vesting terms ranging from one to four years. Of these, 305,000 RSUs were granted to executives.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended July 31, 2016, 2015, and 2014, the Company recorded stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Cost of sales	$216	$224	$164
Engineering and product development expenses	897	913	632
Selling, general and administrative expenses	5,656	6,414	4,623

Total stock-based compensation expense	$6,769	$7,551	$5,419

As of July 31, 2016, there was approximately $10.4 million of unrecognized stock-based compensation expense related to share-based equity grants to employees that is expected to be recognized over the next 2.59 weighted-average years.

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

Reconciliation between basic and diluted net income (loss) per share is as follows:

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands, except per share data)
Net income (loss)	$11,174	$28,226	$833
Basic EPS
Weighted average shares outstanding—basic	53,783	53,658	48,214
Basic EPS	$0.21	$0.53	$0.02
Diluted EPS
Weighted average shares outstanding—basic	53,783	53,658	48,214
Plus: impact of stock options and unvested restricted stock units	191	873	936

Weighted average shares outstanding—diluted	53,974	54,531	49,150

Diluted EPS	$0.21	$0.52	$0.02

For the fiscal years ended July 31, 2016, 2015 and 2014, options to purchase approximately 0.0 million, 0.1 million, and 0.4 million shares, respectively, of common stock were not included in the calculation of diluted earnings per share because the effect of including the options would have been anti-dilutive. As of July 31, 2016 there were no remaining options outstanding. In accordance with the contingently issuable shares guidance of the FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net income per share excludes 0 RSUs for the fiscal years ended July 31, 2016, 2015, and 2014, as to include them would have been anti-dilutive.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
July 31, 2016
Due in less than one year	$25,257
Due in 1 to 3 years	31,099

Total marketable securities	$56,356

Total Amount
(in thousands)
July 31, 2015
Due in less than one year	$36,447
Due in 1 to 3 years	24,146

Total marketable securities	$60,593

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2016
Corporate (a)	$22,574	$22,405
Government	18,321	18,249
Mortgage-Backed	1,665	1,672
Asset-Backed	13,796	13,739

Total	$56,356	$56,065

	Market Value	Amortized Cost
	(in thousands)
July 31, 2015
Corporate (a)	$15,996	$15,951
Government	25,567	25,381
Mortgage-Backed	2,670	2,674
Asset-Backed	16,360	16,335

Total	$60,593	$60,341

(a)	There are no held to maturity investments included in the above figures as of July 31, 2016 and 2015, respectively.

Realized gains, losses and interest income are included in interest income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. The Company analyzes its securities portfolio for other-than-temporary impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other-than-temporary impairment losses recorded in the fiscal years ended July 31, 2016 or 2015.

The following table summarizes marketable securities and related unrealized gains and losses as of July 31, 2016 and 2015:

July 31, 2016	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$3,363	$(4)
Securities > 12 months unrealized losses	6,925	(17)
Securities < 12 months unrealized gains	21,894	19
Securities > 12 months unrealized gains	24,174	74

Total	$56,356	$72

July 31, 2015	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$17,767	$(28)
Securities > 12 months unrealized losses	11,592	(23)
Securities < 12 months unrealized gains	18,681	12
Securities > 12 months unrealized gains	12,553	20

Total	$60,593	$(19)

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest income and realized gains and losses from sales of marketable securities, included in interest income in the Statement of Operations, are as follows:

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Interest income on marketable securities	$280	$1,221	$1,326
Realized gain (loss) from sales of securities	(1)	22	16

Total	$279	$1,243	$1,342

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

Concentration of Credit and Supplier Risk

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in millions except %’s)
Revenue from top ten customers	55%	54%	51%
Accounts receivable from the same top ten customers	$42.3	$43.1	$48.6
Sales to customers outside the United States	$266.0	$312.5	$239.2

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company periodically reviews these investments to evaluate and minimize credit risk. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain letters of credit on sales to certain foreign customers. During fiscal 2016 the Company did not write off any accounts receivable. During fiscal 2015, the Company wrote off $0.1 million of accounts receivable. There were no write-offs for the fiscal year ended July 31, 2014.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

supply of our standard components; however, such alternative sources may not meet its required qualifications or have capacity that is available to the Company.

Property and Equipment

Property and equipment acquired is recorded at cost. The Company provides for depreciation and amortization using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of July 31, 2016 and July 31, 2015 are summarized as follows:

	As of July 31,		Estimated Useful Lives
	2016	2015
	(in thousands)		(in years)
Equipment spares	$30,784	$41,398	7
Machinery, equipment and internally manufactured systems	31,206	32,068	3-7
Office furniture and equipment	2,157	2,518	3-7
Purchased software	725	506	3
Land	2,508	6,106	—
Buildings	7,944	8,634	10 – 40 years
Leasehold improvements	10,312	11,029	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	$85,636	102,259
Accumulated depreciation and amortization	(60,153)	(70,809)

Property and equipment, net	$25,483	$31,450

During the fiscal year ended July 31, 2016 the Company executed two purchase and sale agreements for land owned in Hillsboro, Oregon. As a result these assets have been moved to Assets Held for Sale on the Company’s Consolidated Balance Sheet as of July 31, 2016. The Company expects the sale transactions to be complete during the fiscal year ending July 31, 2017.

Depreciation expense was $5.7 million, $6.4 million, and $6.1 million for the fiscal years ended July 31, 2016, 2015, and 2014, respectively.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The amendments in ASU 2015-17 are intended to simplify the presentation of deferred income taxes. As of July 31, 2016, the Company has adopted ASU 2015-17 on a prospective basis and has not adjusted prior periods as a result of the adoption. As required by ASU 2015-17, all deferred tax assets and liabilities are now classified as non-current in the Company’s consolidated balance sheets.

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

3. DISCONTINUED OPERATIONS

On November 30, 2015, the Company completed the sale of its Interface Board Business to Fastprint pursuant to the Purchase Agreement. The Interface Board Business produced printed circuit boards that are

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested. The Company sold and transferred the Assets to Fastprint, and assigned, and Fastprint assumed, the Assumed Liabilities, along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to the buyer (the “Accrued U.S. Compensation Amount”). At the Closing, Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Agreement, $2.3 million of the Purchase Price has been withheld by Fastprint and is payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. The Company’s historical financials have been revised to present the operating results of the Interface Board Business as a discontinued operation. In the three months ended January 31, 2016, the Company recognized a gain of approximately $9.4 million, net of taxes, associated with the sale of the Interface Board Business. As of July 31, 2016, the recognized gain is approximately $10.2 million, net of taxes, due to a decrease in intraperiod tax allocation of $2.0 million recorded during the three months ended April 30, 2016, offset by a provision of $1.1 million recorded during the three months ended July 31, 2016.

The Company’s historical financials have been revised to present the operating results of the Interface Board Business as a discontinued operation. The Interface Board Business was acquired from Dover on December 1, 2013, and as a result there was no impact to the Company’s historical financial results for the year ended July 31, 2013.

Summarized results of the discontinued operation are as follows for the years ended July 31, 2016 and 2015:

	Twelve Months Ended July 31,
	2016	2015	2014
Revenue	$12,378	$34,920	$25,768

Cost of Goods	$12,183	$35,392	$25,225

Depreciation expense	$—	$771	$656

Income (loss) from discontinued operations	$(1,538)	$(3,292)	$(1,258)
Gain from sale of discontinued operations	13,578	—	—
Provision for income taxes	3,325	—	—

Income (loss) from discontinued operations, net of tax	$8,715	$(3,292)	$(1,258)

Cash provided by (used in) operating activities (discontinued operations)	$7,679	$(2,419)	$(403)

Cash provided by (used in) investing activities (discontinued operations)	$(350)	$(376)	$(305)

The operating results of the Interface Board Business were historically included in the results of operations for the Interface Products Group that were included in the Semiconductor Test Solutions segment.

The presentation of the Interface Board Business as a discontinued operation has no impact on the previously reported net income (loss) or stockholder’s equity.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the amounts recognized for the Acquired Assets and liabilities assumed as of the date of Closing:

The purchase price has been allocated based on the fair value of net assets acquired as follows:

(in thousands)
Allocation of purchase consideration
Fair value of assets acquired as of December 1, 2013:
Cash	$18,024
Accounts receivable	51,069
Inventory	41,642
Property, plant and equipment	22,859
Identifiable intangible assets	12,000
Other assets	3,410

Assets acquired:	149,004
Fair value of liabilities acquired:
Liabilities	(32,260)
Deferred taxes	(2,114)

Adjusted net assets acquired	114,630
Purchase price	(106,009)

Bargain purchase gain	$8,621

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

XCERRA CORPORATION

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

In estimating the useful life of the acquired intangible assets of the Acquired Businesses, the Company considered paragraph 11 of ASC 350, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The Company is amortizing these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as the Company believes this amortization methodology approximates the pattern in which the economic benefits of the intangible assets will be derived.

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

5. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	July 31,
	2016	2015
	(in thousands)
Accrued compensation	$13,803	$18,279
Accrued commissions	2,814	2,403
Warranty reserve	2,725	2,983
Accrued income, and other taxes	2,191	3,217
Accrued vendor liability	1,607	1,285
Lease restoration accrual	1,566	—
Accrued professional fees	1,524	1,371
Accrued restructuring	876	1,603
Other accrued expenses	4,482	4,438

Total accrued expenses	$31,588	$35,579

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	July 31, 2016	July 31, 2015
	(in thousands)
Bank Term Loan under Credit Agreement	$21,875	$24,062
Bank Term Loan—Commerzbank	3,091	3,417

Total debt	24,966	27,479
Less: financing fees	(947)	(1,032)
Less: current portion	(2,822)	(2,509)

Total long-term debt	$21,197	$23,938

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
2017	2,899
2018	3,836
2019	16,336
2020	399
Thereafter	1,496

Total	$24,966

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of July 31, 2016, the interest rate in effect on the Facility was 2.75%.

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

The Company’s obligations under the Facility may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, the inaccuracy of representations or warranties, the failure to comply with covenants, ERISA defaults, judgment defaults, bankruptcy and insolvency defaults and cross defaults to material indebtedness

As of July 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

On September 16, 2015, the Borrowers entered into the First Amendment to the Credit Agreement and Waiver with SVB and the Lenders, pursuant to which SVB and the Lenders waived the delivery of monthly financial statements for the month ending June 30, 2015, and the parties agreed to amend the Credit Agreement to provide that the delivery of financial statements would occur on a quarterly basis as opposed to monthly, and that the Company may repurchase up to $30 million of its capital stock provided that it comply with certain financial covenants.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

7. INCOME TAXES

The components of income (loss) before income taxes and the provision (benefit) from income taxes consist of the following:

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Income (loss) before income taxes
U.S.	$(9,210)	$6,290	$(4,715)
Foreign	10,009	27,816	7,573

Income (loss) before income taxes	$799	$34,106	$2,858

Provision for (benefit from) income taxes:
Current:
Federal	$(3,230)	$—	$—
State	(92)	—	(16)
Foreign	1,661	3,123	2,019

Total Current	$(1,661)	$3,123	$2,003

Deferred
Federal	$103	$110	$(414)
State	3	2	(12)
Foreign	(105)	(647)	(810)

Total Deferred	1	(535)	(1,236)

Total provision for (benefit from) income taxes	$(1,660)	$2,588	$767

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended July 31,
	2016	2015	2014
U.S. federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	(111.59)	(15.33)	240.91
Foreign rate differential	(266.17)	(21.03)	(47.44)
Permanent differences	99.19	8.88	(200.49)
Change in uncertain tax positions	22.50	(0.26)	(2.97)
Other	13.30	0.33	1.85

Effective tax rate	(207.77)%	7.59%	26.86%

Deferred tax assets and liabilities as of July 31, 2016, and 2015 are as follows:

	As of July 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$144,699	$139,688
Capital loss carryforwards	64	420
Tax credits	32,487	31,226
Inventory valuation reserves	14,213	24,281
Deferred revenue	1,237	1,410
Other	14,859	14,517

Total deferred tax assets	207,559	211,542
Valuation allowance	(206,937)	(209,734)

Net deferred tax assets	$622	$1,808

Deferred tax liabilities:
Intangibles	$(373)	$(839)
Fixed assets and spares	(756)	(1,312)
Prepaid expenses	(173)	(335)

Total deferred tax liabilities	(1,302)	(2,486)

Net deferred tax assets (liabilities)	$(680)	$(678)

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside of the U.S. and on which no U.S. taxes have been provided are approximately $35.7 million and $29.9 million as of July 31, 2016 and 2015. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be minimal.

Compliance with section 10-30 of FASB ASC Topic 740, Income Taxes, requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. A valuation allowance has been recorded against net deferred tax assets in the U.S. and in certain foreign jurisdictions with a history of losses. The valuation allowance totaled $206.9 million and $209.7 million as of July 31, 2016 and 2015, respectively. The decrease in the Company’s valuation allowance compared to the prior

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year was primarily due to a decrease in U.S. deferred tax assets associated with sources of income in the current year which included the Company’s sale of its Interface Board Business to Fastprint (see Note 3).

As of July 31, 2016, the Company had federal net operating loss carryforwards of $358.9 million, which expire from 2019 to 2036, federal tax credit carryforwards, including research and development and foreign tax credits, of $10.2 million which expire from 2018 to 2036, state net operating loss carryforwards of $253.6 million, which expire from 2017 to 2036, and state tax credits and carryforwards of $36.8 million, of which the majority have an indefinite credit carryforward period. The remaining state tax credit carryforwards begin expiring in 2017 to 2031. The Company also has foreign net operating loss carryforwards of approximately $15.9 million in various foreign jurisdictions.

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

As a result of the merger with Credence Systems Corporation on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation in net operating loss carryforward utilization. The Company’s ability to use the acquired U.S. net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 is approximately $10.1 million, which, based on the currently enacted federal carryforward period, limits the amount of net operating losses that are available for utilization to approximately $202.0 million. The Company will continue to assess the realizability of these carryforwards in subsequent periods.

A summary of the Company’s adjustments to its uncertain tax positions in the fiscal years ended July 31, 2016, 2015 and 2014 is as follows:

	July 31, 2016	July 31, 2015	July 31, 2014
	(in thousands)
Balance at beginning of year	$6,267	$6,590	$6,788
Increase (decrease) for uncertain tax positions related to the current year	16	185	12
Decrease for uncertain tax positions related to prior years	—	—	—
Decreases for lapses of statutes of limitations	—	(508)	(210)

Balance at end of year	$6,283	$6,267	$6,590

As of both July 31, 2016 and July 31, 2015, our liability for unrecognized income tax benefits was $6.3 million (of which $2.7 million, if recognized, would impact our income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has accrued a total of $1.2 million and $1.0 million, respectively, for the potential payment of interest and penalties at July 31, 2016 and July 31, 2015. The Company does not anticipate a material reduction of uncertain tax positions over the next 12 months.

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

Net cash paid for income taxes during the fiscal years ended July 31, 2016, July 31, 2015 and July 31, 2014 was $2.9 million, $2.9 million, and $1.1 million, respectively.

8. STOCKHOLDERS’ EQUITY

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

Reserved Unissued Shares

At July 31, 2016 and July 31, 2015, the Company had reserved 3,683,812 and 4,632,441 of unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan.

9. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s stock-based compensation plans, at July 31, 2016, there were no options outstanding and exercisable under any plan.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended July 31, 2016, 2015 and 2014 the Company’s stock option activity was as follows:

	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	25,080	$11.42	475,874	$15.08	950,554	$22.88
Exercised	—	—	(47,687)	5.79	(69,641)	5.84
Forfeited/Expired	(25,080)	$11.42	(403,107)	14.99	(405,039)	34.97

Options outstanding and exercisable, end of year	—	—	25,080	$11.42	475,874	$15.08

The intrinsic value of options exercised during the years ended July 31, 2015 and 2014 was $0, and $207,708, respectively.

Restricted Stock Units

For the years presented, the Company granted RSUs to certain executives, directors and employees, with vesting terms ranging from one to four years:

	Year Ended July 31,
	2016	2015	2014
Total awards	838,300	938,307	1,109,100
Executives only	305,000	305,000	445,000

For the fiscal years ended July 31, 2016, 2015, and 2014 the status of the Company’s outstanding RSUs is as follows:

	2016		2015		2014
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs outstanding, beginning of year	2,174,134	$8.03	2,154,638	$6.68	1,968,690	$5.98
Granted	838,300	6.03	938,307	9.87	1,109,100	7.31
Vested	(918,978)	7.54	(878,186)	6.73	(786,360)	5.94
Forfeited	(56,500)	8.39	(40,625)	7.25	(136,792)	5.98

RSUs outstanding, end of year	2,036,956	$7.42	2,174,134	$8.03	2,154,638	$6.68

The fair value of RSUs vested during the fiscal years ended July 31, 2016, 2015, and 2014 was $6.9 million, $5.9 million, and $4.7 million, respectively.

Employee Stock Purchase Plan

In December 2003, the shareholders approved an employee stock purchase plan, which was subsequently amended in September 2005, July 2009 and October 2012 (“2004 ESPP”). Under the 2004 ESPP, as amended,

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the price of the Company’s common stock on the last business day of a six-month offering period. The 2004 ESPP limited the number of shares that can be issued over the term of the plan to eligible employees to 400,000 shares, and the July 2009 amendment increased the number of shares that may be issued by an additional 400,000 shares. An October 2012 amendment increased the number of shares that may be issued by an additional 800,000 shares. In fiscal years 2016, 2015, and 2014, the total number of shares issued under the 2004 ESPP were 191,909, 169,624, and 114,346, respectively. As of July 31, 2016, there are 237,007 shares available for issuance under the 2004 ESPP.

Other Compensation Plans

The Company has established a Profit Sharing Bonus Plan, whereby a percentage of pretax profits are distributed quarterly to all eligible non-executive employees. Under the Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $0.0 million, $0.9 million, and $0.3 million for the fiscal years ended July 31, 2016, 2015, and 2014 respectively.

The Company also has other established incentive compensation plans for its ECT, atg-Luther & Maelzer and Multitest employees. Under these plans, individuals are compensated based on company performance as well as individual performance, in addition to other specific criteria for each plan. Under these plans, the Company recorded expense of approximately $1.0 million, $2.0 million and $1.3 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

The Company has an Executive Profit Sharing Plan pursuant to which the Company’s executives are eligible to receive cash awards based on the Company’s achievement of certain profitability milestones. For fiscal 2014, the plan included milestones for achieving certain synergy savings targets, all of which were met. Executive employees included in this plan are excluded from the Profit Sharing Bonus Plan. Under the Executive Profit Sharing Plan, the Company recognized expense of $0.1 million for fiscal 2016, $2.7 million for fiscal 2015, and $3.2 million for fiscal 2014.

The Company maintains a 401(k) Growth and Investment Plan (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches 50% of employees’ first 6% of voluntary contributions. Company contributions vest at a rate of 20% per year and employees are 100% vested after 5 years of service. The Company funded the match with a contribution of $1.2 million for fiscal 2016, and $1.4 million and $1.2 million for each of the fiscal years ended July 31, 2015, and 2014, respectively.

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

Segment information for the years ended July 31, 2016, 2015 and 2014 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Corporate	Consolidated
2016
Net sales	$252,006	$72,200	$—	$324,206
Operating income (loss)	$(218)	$1,270	$(924)	$128
Depreciation and amortization expense	$5,612	$1,341	$—	$6,953
2015
Net sales	$313,858	$84,120	$—	$397,978
Operating income (loss)	$26,318	$5,481	$(2,206)	$29,593
Depreciation and amortization expense	$6,795	$1,289	$—	$8,084
2014
Net sales	$246,939	$58,167	$—	$305,106
Operating income (loss)	$(4,360)	$4,533	$(3,944)	$(3,771)
Depreciation and amortization expense	$7,036	$1,024	$—	$8,060

Included in Corporate is restructuring charges.

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s sales to its top ten customers for the fiscal years ended July 31, 2016, 2015, and 2014, along with the accounts receivable for the same customers at July 31, 2016, 2015, and 2014, are summarized as follows:

	Fiscal Year Ended July 31,
	2016	2015	2014
Net sales to the top ten customers	55%	54%	51%
Accounts receivable from top ten customers (in millions)	$42.3	$43.1	$48.6

	Fiscal Year Ended July 31,
	2016	2015	2014
The Company’s customer over 10% of net sales, primarily in the Semiconductor Test and Semiconductor Handler segments:
Spirox	19%	13%	17%

The Company’s net sales to geographic area for the fiscal years ended July 31, 2016, 2015, and 2014, along with the long-lived assets by location at July 31, 2016 and July 31, 2015, are summarized as follows:

	Fiscal Year Ended July 31,
	2016	2015	2014
	(in thousands)
Sales to unaffiliated customers (ship to location):
United States	$58,224	$85,467	$65,878
Taiwan	39,815	50,759	51,699
Philippines	34,347	50,271	33,767
Malaysia	21,668	38,840	21,611
Thailand	20,694	26,414	18,806
Hong Kong/China	55,733	43,330	27,108
Germany	25,108	29,503	21,385
Singapore	19,286	21,652	30,174
All other countries (none of which is individually greater than 10% of net sales)	49,331	51,742	34,678

Total sales to unaffiliated customers	$324,206	$397,978	$305,106

	As of July 31,
	2016	2015
	(in thousands)
Long-lived assets:
United States	$11,004	$16,317
Germany	8,457	9,254
Malaysia	3,146	3,281
China	301	471
Singapore	784	678
Japan	878	617
Philippines	186	273
Taiwan	243	181
All other countries	484	378

Total long-lived assets	$25,483	$31,450

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

In July 2016 the Company settled a litigation matter incidental to its business that related to customer expectations of test system performance for a product that was shipped in 2006 by Credence prior to the merger with LTX. As a result of this settlement agreement, the Company incurred $1.4 million related to its estimated obligation under this settlement offer. This accrual was included in Accrued Expenses on the Company’s Consolidated Balance Sheet as of July 31, 2016, and the charge was recorded as Other Expense in the twelve months ended July 31, 2016.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2016 or July 31, 2015.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liability or costs that may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of July 31, 2016 or July 31, 2015.

As of July 31, 2016, the Company had approximately $42.7 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of July 31, 2016, are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2017	5,765	616	6,381
2018	3,486	343	3,829
2019	2,658	111	2,769
2020	2,185	7	2,192
2021	1,964	2	1,966
Thereafter	5,439	—	5,439

Total minimum lease payments	$21,497	$1,079	$22,576

Total rent expense for the fiscal years ended July 31, 2016, 2015, and 2014 were $5.4 million, $5.8 million, and $6.9 million, respectively.

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

As of July 31, 2016, the Company’s restructuring accrual represented obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate a facility during fiscal year 2009, as well as severance and other post-employment obligations payable in connection with headcount reductions related to the Company’s announcement in March 2015 to reorganize parts of its Fixtures segment and a decision to move its Customer Repair Center function from Milpitas, California to Asia.

In the fiscal year ended July 31, 2009, the Company vacated certain facilities in an effort to consolidate operations and align the Company’s capacity after the merger with Credence. During fiscal 2015, the Company recognized expense of $0.3 million as a result of modifying sublease assumptions for its facility accrual associated with its Milpitas, California location. As of July 31, 2016 and 2015, the accrual for the previously restructured facility leases was $0.5 million and $1.4 million, respectively. This liability is included in other accrued expenses on the Company’s consolidated balance sheets as of July 31, 2016.

The restructuring expense recorded in the twelve months ended July 31, 2016 included relocation costs and severance related to our announcement in March 2015 of our decision to reorganize portions of our Fixtures Services Group as well as costs associated with the sale of our Interface Board Business in November 2015.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the Company’s restructuring accrual activity for the three years ended July 31, 2016:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2013	$2	$2,772	$2,774
Balance assumed from Dover acquisition	447	—	447
Restructuring expense	3,533	410	3,943
Accretion	—	274	274
Cash paid	(3,561)	(1,325)	(4,886)

Balance July 31, 2014	$421	$2,131	$2,552
Restructuring expense	1,148	1,058	2,206
Accretion	—	326	326
Cash paid	(885)	(2,071)	(2,956)

Balance July 31, 2015	$684	$1,444	$2,128
Restructuring expense	428	496	924
Accretion	—	397	397
Cash paid	(970)	(1,603)	(2,573)

Balance July 31, 2016	$142	$734	$876

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of July 31, 2016 and July 31, 2015, respectively.

		Fair Value Measurements at Reporting Date Using (in thousands)
July 31, 2016	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$83,065	$83,065	$—	$—
Marketable securities	56,356	12,597	43,759	—

Total Assets	$139,421	$95,662	$43,759	$—

July 31, 2015	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$77,858	$77,858	$—	$—
Marketable securities	60,593	7,843	52,750	—

Total Assets	$138,451	$85,701	$52,750	$—

(1)	Cash and cash equivalents as of July 31, 2016 and July 31, 2015 includes cash held in operating accounts of approximately $82.7 million and $76.3 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s long-term debt, which includes term loans, approximates fair value due to market interest. Long-term debt at July 31, 2016 and 2015 was $25.0 million and $27.5 million, respectively. Within the hierarchy of fair value measurement, these are level 2 inputs.

14. QUARTERLY RESULTS OF OPERATIONS (unaudited)

Fiscal Year Ended July 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$78,401	$72,334	$82,237	$91,234
Gross profit	32,132	29,705	35,904	42,185
Net (Loss) income	(1,666)	2,548	3,157	7,135
Net (Loss) income per share:
Basic	$(0.03)	$0.05	$0.06	$0.13
Diluted	$(0.03)	$0.05	$0.06	$0.13

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income for fiscal 2016 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Discontinued operations	$(788)	$8,363	$2,189	$(1,050)
Restructuring	(133)	(252)	(120)	(420)
Impairment of asset held for sale	—	—	(601)	—
Tax benefit from divestiture	—	—	793	2,530

Total non-recurring income (expense)	$(921)	$8,111	$2,261	$1,060

Fiscal Year Ended July 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$116,221	$83,453	$96,232	$102,072
Gross profit	53,199	36,663	44,568	45,484
Net income (loss)	12,062	3,929	4,738	7,497
Net income (loss) per share:
Basic	$0.24	$0.07	$0.09	$0.15
Diluted	$0.24	$0.07	$0.09	$0.15

Net income for fiscal 2015 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Discontinued operations	$—	$—	$—	$(912)
Restructuring	(708)	(230)	(530)	(738)
Gain from financing activities	—	2,685	—	—
Reversal of indemnification accrual	—	—	—	1,500
Acquisition and integration related expenses	—	—	—	(649)

Total non-recurring income (expense)	$(708)	$2,455	$(530)	$(799)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xcerra Corporation

Norwood, Massachusetts

We have audited the accompanying consolidated balance sheets of Xcerra Corporation as of July 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xcerra Corporation at July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xcerra Corporation’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated, September 16, 2016 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Boston, Massachusetts

September 16, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016. In making this assessment, the Company’s management used the criteria based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that, as of July 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xcerra Corporation

Norwood, Massachusetts

We have audited Xcerra Corporation’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xcerra Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Xcerra Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xcerra Corporation as of July 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2016 and our report dated September 16, 2016 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Boston, Massachusetts

September 16, 2016

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information relating to our directors and executive officers, Section 16(a) beneficial ownership reporting compliance, code of ethics, director nomination procedures and audit committee, is incorporated herein by reference from our definitive proxy statement in connection with our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”). The 2016 Proxy Statement will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

The information required by this item, including information relating to our executive compensation and compensation committee, is incorporated herein by reference from the 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including information relating to our security ownership of certain beneficial owners, is incorporated herein by reference from the 2016 Proxy Statement. In addition, the information under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item, including information relating to our related person transactions and director independence, is incorporated herein by reference from the 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item, including information relating to our principal accountant fees and services, is incorporated herein by reference from the 2016 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2016, are included in Item 8, herein.

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

(c) Financial Statement Schedules

SCHEDULE II

XCERRA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2016, 2015 and 2014

(in thousands)

Description	Balance at beginning of period	Charged to expense	Transfers, Net (1)	Deductions (2)	Balance at end of period
Reserve for doubtful accounts
July 31, 2016	$110	$16	$—	$—	$126
July 31, 2015	$139	$5	$—	$(34)	$110
July 31, 2014	$—	$268	$—	$(129)	$139
Reserve for excess and obsolete inventory (3)
July 31, 2016	$46,908	$2,349	$362	$(28,217)	$21,402
July 31, 2015	$45,178	$2,665	$1,841	$(2,776)	$46,908
July 31, 2014	$41,817	$3,662	$2,371	$(2,672)	$45,178

(1)	Represents transfers from fully reserved vendor liability obligations and internal capital equipment and transfers to fixed assets. This figure also represents reserves related to the discontinued operations.
(2)	Represents amounts written off or utilization of reserve or recovery of previously written off amounts.
(3)	Amounts charged to expense and recorded in cost of sales are costs relating to product deemed defective or unusable during the normal manufacturing process. Deductions are also recorded to cost of sales and primarily represent scrapping of inventory no longer in use, with some release of reserves related to sales of previously reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xcerra CORPORATION

By:	/s/ DAVID G. TACELLI
David G. Tacelli
President and Chief Executive Officer

September 16, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	September 16, 2016

/S/ DAVID G. TACELLI David G. Tacelli	President, Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2016

/S/ MARK J. GALLENBERGER Mark J. Gallenberger	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	September 16, 2016

/S/ MARK S. AIN Mark S. Ain	Director	September 16, 2016

/S/ ROGER J. MAGGS Roger J. Maggs	Director	September 16, 2016

/S/ BRUCE R. WRIGHT Bruce R. Wright	Director	September 16, 2016

/S/ JORGE L. TITINGER Jorge L. Titinger	Director	September 16, 2016

EXHIBIT INDEX

Exhibit No.	Description

2.3	Master Sale and Purchase Agreement, made and effective as of September 6, 2013, by and among the Registrant, Dover Printing & Identification, Inc. and, for the limited purposes set forth therein, Dover Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2013)

3.1	Restated Articles of Organization, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

3.2	By-laws, as amended(Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

10.1+	2004 Stock Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.2+	Second Amended and Restated 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on January 17, 2013 (File No. 333-186072))

10.3+	2010 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on November 8, 2010)

10.4+	Summary of Executive Profit Sharing Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2014)

10.5+	Form of Change of Control Agreement entered into with certain executive officers (Incorporated by reference to Exhibit 10(Y) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.6+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2011)

10.7	Credit Agreement, dated November 27, 2013, among the Company, Everett Charles Technologies LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2013)

10.8	First Amendment to Credit Agreement and Waiver, dated April 15, 2014, among the Registrant, Everett Charles Technologies, LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed on June 9, 2014)

10.9+	Executive Employment Agreement, dated April 29, 2014, between the Company and David G. Tacelli (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).

10.10+	Executive Employment Agreement, dated April 29, 2014, between the Company and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014)

10.11+	Addendum to Employment Agreement, dated April 29, 2014, between the Company and Pascal Ronde (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014)

10.12	Credit Agreement, dated December 15, 2014, among the Company, Everett Charles Technologies LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2014)

10.13	Asset Purchase Agreement, dated as of September 8, 2015, by and among the Company, Everett Charles Technologies, LLC, Multitest Electronic Systems, Inc., Fastprint Hong Kong Co. Ltd., Fastprint Technology (U.S.) LLC, and FastTest Technology, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2015)

10.14	First Amendment to Credit Agreement and Waiver, dated September 16, 2015, among the Company, Everett Charles Technologies, LLC, the several lenders identified on the signature pages thereto and Silicon Valley Bank as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Shareholder Return on Common Stock

The graph below compares Xcerra Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Sector Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 7/31/2012 to 7/31/2016.

* $100 invested on 7/31/12 in stock or index, including reinvestment of dividends.

Fiscal year ending July 31. 2016

	7/12	7/13	7/14	7/15	7/16
Xcerra Corporation	100.00	74.55	130.04	87.48	84.84
NASDAQ Composite Index	100.00	131.09	157.97	185.39	186.61
Philadelphia Semiconductor Sector Index	100.00	122.40	155.65	165.57	196.44

The stock price performance included in this graph is not necessarily indicative of future stock price performance.