Form 10-Q
period 2016-10-31
Xcerra Corp
filed 2016-12-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 6, 2016
Common Stock, $0.05 par value per share	54,165,655 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	October 31, 2016	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$75,630	$83,065
Marketable securities	56,295	56,356
Accounts receivable—trade, net of allowances of $129 and $126, respectively	73,361	76,513
Accounts receivable—other	1,478	304
Inventories	70,239	69,986
Prepaid expenses and other current assets	10,950	8,546
Assets held for sale	2,448	2,448

Total current assets	290,401	297,218
Property and equipment, net	25,848	25,483
Intangible assets, net	9,239	9,429
Goodwill	43,850	43,850
Other assets	2,264	2,103

Total assets	$371,602	$378,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,819	$2,822
Accounts payable	21,558	25,924
Deferred revenues and customer advances	5,634	6,196
Other accrued expenses	31,101	31,588

Total current liabilities	61,112	66,530
Other long-term liabilities	8,711	8,518
Term loans	20,516	21,197
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	2,696	2,678
Additional paid-in capital	804,766	804,316
Accumulated other comprehensive loss	(16,607)	(15,546)
Accumulated deficit	(509,592)	(509,610)

Total stockholders’ equity	281,263	281,838

Total liabilities and stockholders’ equity	$371,602	$378,083

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2016	2015
Net product sales	$74,702	$71,873
Net service sales	5,383	6,528

Net sales	80,085	78,401
Cost of sales	45,725	46,269

Gross profit	34,360	32,132
Engineering and product development expenses	15,296	15,063
Selling, general and administrative expenses	18,461	17,952
Amortization of purchased intangible assets	190	414
Restructuring	107	133

Income (loss) from operations	306	(1,430)
Other (expense) income:
Interest expense	(316)	(287)
Interest income	168	124
Other income, net	468	1,626

Income from continuing operations before income taxes	626	33
Provision for income taxes	608	911

Income (loss) from continuing operations	18	(878)
Loss from discontinued operations, net of tax	—	(788)

Net income (loss)	$18	$(1,666)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.00	$(0.02)
Net loss from discontinued operations, net of tax	$—	$(0.01)

Basic net income (loss) per share	$0.00	$(0.03)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.00	$(0.02)
Net loss from discontinued operations, net of tax	$—	$(0.01)

Diluted net income (loss) per share	$0.00	$(0.03)

Weighted-average common and common equivalent shares used in computing net income (loss) per share:
Basic	53,865	54,490
Diluted	54,025	54,490
Comprehensive income (loss):
Net income (loss)	$18	$(1,666)
Unrealized (loss) gain on marketable securities	(48)	2
Unrealized (loss) on currency translation	(1,013)	(789)

Comprehensive loss	$(1,043)	$(2,453)

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18	$(1,666)
Add non-cash items:
Stock-based compensation	1,498	1,931
Depreciation and amortization	1,546	1,891
Other non-cash items	840	262
Changes in operating assets and liabilities:
Accounts receivable	1,670	7,743
Inventories	(1,961)	(1,665)
Prepaid expenses and other assets	(2,799)	(434)
Accounts payable	(4,263)	(6,782)
Accrued expenses	(35)	(12,079)
Deferred revenue and customer advances	(556)	4,766

Net cash used in operating activities	(4,042)	(6,033)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	14,219	18,891
Purchases of available-for-sale securities	(14,336)	(17,613)
Purchases of property and equipment	(1,063)	(591)

Net cash (used in) provided by investing activities	(1,180)	687
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(7,376)
Principal payments of bank term loan	(710)	—
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,030)	(854)

Net cash used in financing activities	(1,740)	(8,230)
Effect of exchange rate changes on cash and cash equivalents	(473)	(77)

Net (decrease) in cash and cash equivalents	(7,435)	(13,653)
Cash and cash equivalents at beginning of period	83,065	77,858

Cash and cash equivalents at end of period	$75,630	$64,205

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

The Company sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the “Assets”), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the “Assumed Liabilities”), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the “Accrued U.S. Compensation Amount”). At the Closing Fastprint paid ECT, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price was withheld by Fastprint, subject to claims for indemnification by Fastprint, if any, prior to that time and was paid to ECT on December 1, 2016. As of October 31, 2016, this receivable was included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2016	July 31, 2016
	(in thousands)
Material and purchased components	$28,719	$27,753
Work-in-process	19,219	20,218
Finished equipment, including inventory consigned to customers	22,301	22,015

Total inventories	$70,239	$69,986

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2016 and July 31, 2016, inventory was stated net of inventory reserves of $23.7 million and $21.4 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

Goodwill and Other Intangibles

In accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other (“Topic 350”), goodwill is not amortized. Rather, the Company’s goodwill is subject to periodic impairment testing. Topic 350 requires that the Company assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its goodwill impairment testing at July 31, 2016 and determined no adjustment to goodwill was necessary.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of October 31, 2016, the Company’s goodwill is allocated to its Semiconductor Test reporting unit and its Contactors reporting unit. Based on Topic 350-20-35-3A, as of October 31, 2016, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	October 31, 2016	July 31, 2016
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820

Total goodwill	$43,850	$43,850

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangible assets, net on the Company’s Consolidated Balance Sheets:

		As of October 31, 2016
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg, and Titan)	6-20	$29,882	$(27,791)	$2,091
Customer Relationships – Titan	20	670	(2)	668
Trade Names – Titan	10	70	(17)	53

Total amortizable intangible assets		$30,622	$(27,810)	$2,812
Trademarks		6,427	—	6,427

Total intangible assets		$37,049	$(27,810)	$9,239

		As of July 31, 2016
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg, and Titan)	6-20	$29,882	$(27,605)	$2,277
Customer Relationships – ECT, Multitest, atg, and Titan	2-20	1,844	(1,174)	670
Maintenance agreements – ASL & Diamond	7	1,900	(1,900)	—
Trade Names	10	70	(15)	55
Non-compete Agreements	1	8	(8)	—

Total amortizable intangible assets		$33,704	$(30,702)	$3,002
Trademarks		6,427	—	6,427

Total intangible assets		$40,131	$(30,702)	$9,429

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 4.0 years.

The Company expects the remaining amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2017	$486
2018	548
2019	517
2020	403
Thereafter	858

Total	$2,812

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

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of October 31, 2016, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. Dollar (“USD”). Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of other income (expense), net, and were $0.2 million for the three months ended October 31, 2016 and $1.6 million for the three months ended October 31, 2015. The functional currency of ECT, Multitest and atg is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the three months ended October 31, 2016 and 2015:

	Three Months Ended October 31,
Product Warranty Activity	2016	2015
	(in thousands)
Balance at beginning of period	$2,725	$2,983
Warranty expenditures for current period	(1,071)	(1,135)
Changes in liability related to pre-existing warranties	(12)	28
Provision for warranty costs in the period	788	952

Balance at end of period	$2,430	$2,828

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were insignificant for the three months ended October 31, 2016 and 2015.

Income Taxes

The Company recorded an income tax provision of $0.6 million for the three months ended October 31, 2016, primarily due to foreign taxes in profitable locations.

The Company’s total liability for unrecognized income tax benefits was $6.1 million and $6.3 million (of which $2.6 million and $2.7 million, if recognized, would impact the Company’s income tax rate) as of October 31, 2016 and July 31, 2016, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of October 31, 2016 and July 31, 2016, the Company had accrued approximately $1.1 million and $1.2 million, respectively, for potential payment of accrued interest and penalties.

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

Accounting for Stock-Based Compensation

Under Xcerra’s stock compensation plans, the Company grants restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”), and employees are eligible to purchase Xcerra’s common stock through its Employee Purchase Plan (“ESPP”). The Company has equity awards outstanding under various stock-based compensation plans, including the 2010 Stock Plan (“2010 Plan”) and 2004 Stock Plan, The Company can only grant awards from the 2010 Plan.

During the three months ended October 31, 2016, the Company granted 701,500 RSUs to certain employees, with such shares vesting in equal installments in each of the next four years. The stock-based compensation expense related to these awards is recognized over their vesting periods.

During the three months ended October 31, 2016, the Company granted 229,000 PRSUs, with a grant date fair value of $1.84 per share to its executive officers with a market metric based on total shareholder return (“TSR”) relative to the TSR of selected peers during the performance period from August 1, 2016 to July 31, 2017. After completion of the performance period, the portion of PRSUs that are earned will be subject to time-based vesting conditions with 25% vesting immediately and the remaining 75% vesting annually in equal installments over the next three years. PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the vesting period.

The fair value of the PRSUs granted during the three months ending October 31, 2016 was estimated using the Monte Carlo simulation model with the following assumptions:

For the Three Months Ended
October 31, 2016
Risk-free interest rate	0.58%
Xcerra volatility-historical	36.6%
Peer group index volatility-historical (average)	37.5%
Dividend yield	0.00%

Expected volatility was based on the historical volatility of Xcerra’s stock and its peer group, over the most recent 0.93 year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was consistent with Xcerra’s current dividend policy.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (Topic 718). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three months ended October 31, 2016 and 2015 the Company recorded stock-based compensation expense of approximately $1.5 million and $1.9 million, respectively, in connection with its share-based awards.

Net income (loss) per share

Basic net income (loss) per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and RSUs, and is computed by dividing net income by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted net (loss) income per common share is as follows:

	Three Months Ended October 31,
	2016	2015
	(in thousands, except per share data)
Net income (loss)	$18	$(1,666)
Basic EPS:
Weighted average shares outstanding- basic	53,865	54,490
Basic EPS	$0.00	$(0.03)
Diluted EPS:
Weighted average shares outstanding- basic	53,865	54,490
Plus: impact of unvested RSUs	160	—

Weighted average shares outstanding- diluted	54,025	54,490
Diluted net income (loss) per share	$0.00	$(0.03)

For the three months ended October 31, 2016, there were no outstanding options to purchase stock of the Company. For the three months ended October 31, 2015, options to purchase approximately 0.1 million shares of common stock were not included in the calculation of diluted net loss per share because the effect of including the options would have been anti-dilutive. The calculation of diluted net loss per share also excludes 2.4 million RSUs for the three months ended October 31, 2015 in accordance with the contingently issuable shares guidance of Topic 260, Earnings Per Share, to the FASB ASC.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
October 31, 2016
Due in less than one year	$24,052
Due in 1 to 3 years	32,243

Total marketable securities	$56,295

Total Amount
(in thousands)
July 31, 2016
Due in less than one year	$25,257
Due in 1 to 3 years	31,099

Total marketable securities	$56,356

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
October 31, 2016
Corporate	$22,130	$21,976
Government	17,750	17,719
Mortgage-Backed	1,758	1,760
Asset-Backed	14,657	14,615

Total	$56,295	$56,070

	Market Value	Amortized Cost
	(in thousands)
July 31, 2016
Corporate	$22,574	$22,405
Government	18,321	18,249
Mortgage-Backed	1,665	1,672
Asset-Backed	13,796	13,739

Total	$56,356	$56,065

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There was no other than temporary impairment losses recorded in the three months ended October 31, 2016 and 2015.

The following table summarizes marketable securities and related unrealized gains and losses as of October 31, 2016 and July 31, 2016:

October 31, 2016	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$8,399	$(6)
Securities > 12 months unrealized losses	16,649	(23)
Securities < 12 months unrealized gains	15,654	13
Securities > 12 months unrealized gains	15,593	39

Total	$56,295	$23

July 31, 2016	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$3,363	$(4)
Securities > 12 months unrealized losses	6,925	(17)
Securities < 12 months unrealized gains	21,894	19
Securities > 12 months unrealized gains	24,174	74

Total	$56,356	$72

Property and Equipment

The Company records acquired property and equipment at cost. The Company provides for depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over three to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of October 31, 2016 and July 31, 2016 are summarized as follows:

	October 31, 2016	July 31, 2016	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$29,513	$30,784	7
Machinery, equipment and internally manufactured systems	29,751	31,206	3-7
Office furniture and equipment	2,243	2,157	3-7
Purchased software	731	725	3
Land	2,508	2,508	—
Buildings	7,950	7,944	10-40 years
Leasehold improvements	10,302	10,312	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	82,998	$85,636
Accumulated depreciation and amortization	(57,150)	(60,153)

Property and equipment, net	$25,848	$25,483

3. DISCONTINUED OPERATIONS

On November 30, 2015, the Company completed the sale of its Interface Board Business to Fastprint pursuant to the Purchase Agreement. The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested. The Company sold and transferred the Assets to Fastprint, and assigned, and Fastprint assumed, the Assumed Liabilities, along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to the buyer (the “Accrued U.S. Compensation Amount”). At the Closing, Fastprint paid ECT, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Agreement, $2.3 million of the Purchase Price was withheld by Fastprint, subject to claims for indemnification by Fastprint, if any, prior to that time and was paid to ECT on December 1, 2016. The Company’s historical financials have been revised to present the operating results of the Interface Board Business as a discontinued operation. During the year ended July 31, 2016, the Company recognized a gain of approximately $10.2 million, net of taxes, on the sale of its Interface Board Business.

Summarized results of the discontinued operation are as follows for the three months ended October 31, 2015:

Three Months Ended October 31, 2015
(in thousands)
Revenue	$9,563

Cost of Goods	$9,193

Depreciation expense	$—
Income (loss) from discontinued operations	$(788)

Gain from sale of discontinued operations	—
Provision for income taxes	—

Income (loss) from discontinued operations, net of tax	$(788)

Cash provided by (used in) operating activities (discontinued operations)	$(931)

Cash provided by (used in) investing activities (discontinued operations)	$(350)

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

The Company evaluates performance using several factors, of which the primary financial measures are revenue and operating segment operating income. The accounting policies of the operating segments are the same as those described in Note 2 “Summary of Significant Accounting Policies”. Segment information for the three months ended October 31, 2016 and 2015 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended October 31, 2016
Net sales	$64,813	$15,272	$80,085
Income (loss) from operations	$(317)	$623	$306
Depreciation and amortization expense	$1,350	$196	$1,546
Three months ended October 31, 2015
Net sales	$57,185	$21,216	$78,401
Income (loss) from operations	$(3,171)	$1,741	$(1,430)
Depreciation and amortization expense	$1,472	$403	$1,875

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales by geographic area for the three months ended October 31, 2016 and 2015, along with its long-lived assets by location at October 31, 2016 and July 31, 2016, are summarized as follows:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Net sales:
United States	$10,205	$23,368
Taiwan	16,610	8,977
Philippines	11,970	11,428
Malaysia	4,511	3,273
Thailand	5,682	5,844
Hong Kong/China	7,417	7,423
Germany	6,430	4,712
Singapore	4,994	2,915
All other countries	12,266	10,461

Total Net Sales	$80,085	$78,401

Long-lived assets consist of property and equipment:

	October 31, 2016	July 31, 2016
	(in thousands)
Long-lived assets:
United States	$11,412	$11,004
Germany	8,671	8,457
Malaysia	3,053	3,146
China	274	301
Singapore	465	784
Japan	811	878
Philippines	155	186
Taiwan	503	243
All other countries	504	484

Total long-lived assets	$25,848	$25,483

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

As of October 31, 2016, the Company’s restructuring accrual represented obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate a facility during fiscal year 2009, as well as severance and other post-employment obligations payable in connection with headcount reductions related to the Company’s announcement during fiscal 2016 to move its Customer Repair Center (CRC) function from Milpitas, California to Asia. During the three months ended October 31, 2016, the Company incurred costs associated with the CRC move, and severance paid to an employee who did not transfer to Fastprint following the termination of a Transition Services Agreement with Fastprint.

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable.

The following table sets forth the Company’s restructuring accrual activity for the three months ended October 31, 2016 and 2015:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2016	$142	$734	$876
Additions to expense	80	27	107
Accretion	—	108	108
Cash paid	(111)	(386)	(497)

Balance October 31, 2016	$111	$483	$594

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$111	$483	$594

	Severance Costs	Facility Leases	Total
		(in thousands)
Balance July 31, 2015	$684	$1,444	$2,128
Additions to expense	30	103	133
Accretion	—	93	93
Cash paid	(362)	(427)	(789)

Balance October 31, 2015	$352	$1,213	$1,565

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$352	$915	$1,267
Other long-term liabilities	—	298	298

Balance October 31, 2015	$352	$1,213	$1,565

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2016 or July 31, 2016.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liabilities or costs that they may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company had not accrued a liability for these agreements as of October 31, 2016 or July 31, 2016.

As of October 31, 2016, the Company had approximately $43.1 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of October 31, 2016 are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
Remainder of 2017	$4,775	$606	$5,381
2018	3,504	297	3,801
2019	2,647	114	2,761
2020	2,192	14	2,206
2021	1,861	2	1,863
Thereafter	5,427	—	5,427

Total minimum lease payments	$20,406	$1,033	$21,439

7. ACCRUED EXPENSES

Other accrued expenses consisted of the following at October 31, 2016 and July 31, 2016:

	October 31, 2016	July 31, 2016
	(in thousands)
Accrued compensation	$12,515	$13,803
Accrued commissions	2,740	2,814
Warranty reserve	2,430	2,725
Accrued income, and other taxes	4,777	2,191
Accrued vendor liability	1,619	1,607
Lease restoration accrual	1,589	1,566
Accrued professional fees	1,098	1,524
Accrued restructuring	594	876
Other accrued expenses	3,739	4,482

Total accrued expenses	$31,101	$31,588

8. LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2016	July 31, 2016
	(in thousands)
Bank Term Loan under Credit Agreement	$21,250	$21,875
Bank Term Loan – Commerzbank	3,005	3,091

Total debt	24,255	24,966
Less: financing fees	(920)	(947)
Less: current portion	(2,819)	(2,822)

Total long-term debt	$20,516	$21,197

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2017	$2,176
2018	3,838
2019	16,338
2020	401
Thereafter	1,502

Total	$24,255

Credit Agreement

On December 15, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with ECT, a wholly owned subsidiary of the Company ( together with the Company, the “Borrowers”), Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (collectively, the “Lenders”). The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility (the “Term Loan”), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to the Company on December 15, 2014 (the “Facility”).

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a London Interbank Offered Rate (“LIBOR”) rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of October 31, 2016, the interest rate in effect on the Facility was 2.64%.

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

As of October 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of October 31, 2016 and July 31, 2016:

		Fair Value Measurements at Reporting Date Using (in thousands)
October 31, 2016	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$75,630	$75,630	$—	$—
Marketable securities	56,295	14,708	41,587	—

Total assets	$131,925	$90,338	$41,587	$—

July 31, 2016	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$83,065	$83,065	$—	$—
Marketable securities	56,356	12,597	43,759	—

Total assets	$139,421	$95,662	$43,759	$—

(1)	Cash and cash equivalents as of October 31, 2016 and July 31, 2016 included cash held in operating accounts of approximately $75.1 million and $82.7 million, respectively that are not subject to fair value measurements. For purposes of this disclosure, they are included as having level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s long-term debt, which includes term loans, approximates fair value due to market interest. Long-term debt at October 31, 2016 and July 31, 2016 was $24.3 million and $25.0 million, respectively. Within the hierarchy of fair value measurement, these are level 2 inputs.

10. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions or in privately negotiated transactions (the “2015 Plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue 2015 Plan at any time and the 2015 Plan has no expiration date. As of December 9, 2016, the Company had repurchased 1,956,733 shares for approximately $12 million under the 2015 Plan.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this ASU in the first quarter of 2017. Adoption of this ASU did not have a material impact on its financial position and results of operation.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts that are identified during the measurement period after a business combination to be recognized in current period financial statements. The Company adopted this ASU in the first quarter of 2017. Adoption of this ASU did not have a material impact on its financial position or results of operation.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force), which addresses eight classification issues related to the statement of cash flows: Debt prepayment or debt extinguishment costs; Settlement of zero-coupon bonds; Contingent consideration payments made after a business combination; Proceeds from the settlement of insurance claims; Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; Distributions received from equity method investees; Beneficial interests in securitization transactions; and Separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. Entities should apply this ASU using a retrospective transition method to each period presented. If it is impracticable for an entity to apply the ASU retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operation.

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

We sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the Assets), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the Assumed Liabilities), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the Purchase Price). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the Accrued U.S. Compensation Amount). At the Closing, Fastprint paid ECT, as designated by us, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price was withheld by Fastprint, subject to claims for indemnification by Fastprint, if any, prior to that time and was paid to ECT on December 1, 2016.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Certification, or FASB ASC. The functional currency of our tester group is the U.S. Dollar (USD). Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at monthend exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were $0.2 million and $1.6 million for the three months ended October 31, 2016 and 2015, respectively. The functional currency of our ECT, atg and Multitest businesses is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive (loss) income.

Income Taxes

In accordance with Topic 740, Income Taxes to the FASB ASC (Topic 740), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized. We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. Topic 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, Topic 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire U.S. net deferred tax assets, and full valuation allowance against the net deferred tax assets of foreign jurisdictions without a history of profitability. The valuation allowance for deferred tax assets decreased from $209.7 million at July 31, 2015 to $206.9 million at July 31, 2016. The decrease in our valuation allowance compared to the prior year was primarily due to a decrease in U.S. deferred tax assets associated with sources of income in the year which included the Company’s sale of its Interface Board Business to Fastprint. We expect to record a full valuation allowance on future U.S. tax benefits and in certain foreign tax jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of our merger with Credence Systems Corporation (Credence) in 2008 and Internal Revenue Code Section 382 guidance, the future utilization of our net operating losses will be subject to annual limitation.

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

As of October 31, 2016, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit. As of October 31, 2016, there were no triggering events that required us to perform interim impairment testing.

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

In accordance with Topic 350, we performed our goodwill impairment test as of July 31, 2016, and determined that no adjustment to goodwill was necessary. As of July 31, 2016, the fair value of the reporting units to which goodwill is allocated substantially exceeded the carrying values of those reporting units. The observable inputs used in our Discounted Cash Flow (DCF) method for estimating the fair value of the reporting units include discount rates at our weighted-average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, we determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. We believe that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which we have assumed that the reporting units have reached stable growth rates

The identifiable intangible assets associated with the acquisition of the Multitest, atg and ECT businesses from Dover Printing & Identification, Inc. (the Dover Acquisition) include $6.4 million of trademarks. We believe these trademarks will contribute to our cash flows indefinitely. Therefore, in accordance with Topic 350, we have assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the fiscal year ended July 31, 2016 (fiscal 2016), we assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. We determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of October 31, 2016 and July 31, 2016, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) in thousands, except for percentage changes and per share data:

	Three Months Ended October 31,
	2016	2015	% Change
Net product sales	$74,702	$71,873	4%
Net service sales	5,383	6,528	(18)

Net sales	80,085	78,401	2
Cost of sales	45,725	46,269	(1)

Gross profit	34,360	32,132	7
Engineering and product development expenses	15,296	15,063	2
Selling, general and administrative expenses	18,461	17,952	3

	Three Months Ended October 31,
	2016	2015	% Change
Amortization of purchased intangible assets	190	414	(54)
Restructuring	107	133	(20)

Income (loss) from operations	306	(1,430)	(121)
Other (expense) income:
Interest expense	(316)	(287)	(10)
Interest income	168	124	35
Other income, net	468	1,626	(71)

Income from continuing operations before income taxes	626	33	1,797
Provision for income taxes	608	911	(33)
Income (loss) from continuing operations	18	(878)	(102)
Income (loss) from discontinued operations, net of tax	—	(788)	(100)

Net income (loss)	$18	$(1,666)	(101%)

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as a percentage of net sales:

	Three Months Ended October 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	57.1	59.0

Gross profit	42.9	41.0
Engineering and product development expenses	19.1	19.2
Selling, general and administrative expenses	23.1	22.9
Amortization of purchased intangible assets	0.2	0.5
Restructuring	0.1	0.2

Income (loss) from operations	0.4	(1.8)
Other (expense) income:
Interest expense	(0.4)	(0.4)
Interest income	0.2	0.2
Other income, net	0.6	2.1

(Loss) income from continuing operations before income taxes	0.8	0.0
Provision for income taxes	0.8	1.2

Income (loss) from continuing operations	0.0	(1.2)
Income (loss) from discontinued operations, net of tax.	0.0	(1.0)

Net income (loss)	0.0%	(2.2)%

Three Months Ended October 31, 2016 Compared to the Three Ended October 31, 2015

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

Net sales. The increase in net sales for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was primarily due to improved market conditions in the Semiconductor Test Solutions (STS) reportable segment.

Our STS reportable segment net sales for the three months ended October 31, 2016 increased $7.6 million or 13% as compared to the same period in 2015. Contributing to this increase were higher net sales in all of our groups in this reportable segment. The STS segment sales increased in the three months ended October 31, 2016 as compared to the three months ended October 31, 2015, as the semiconductor market is experiencing a return to growth during this period.

The decrease in our Electronic Manufacturing Solutions (EMS) reportable segment net sales for the three months ended October 31, 2016 as compared to the same periods in 2015 of $5.9 million or 28% resulted primarily from decreases in sales in our PCB Test segment resulting from weaker than expected market conditions.

Service revenue from our Semiconductor Test segment decreased by 18% in the three months ended October 31, 2016, as compared to the three months ended October 31, 2015, primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower priced service contracts based on the lower average selling price of the underlying testers.

Gross profit. The increase in gross profit for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was primarily due to the increase in net sales, favorable product mix, and the completion of our outsource manufacturing transition to Jabil for a portion of our Fixtures Services Group.

Engineering and product development expenses. The increase in engineering and product development expenses for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was due primarily to higher project spending in the comparative periods.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was due primarily to higher commission compensation on higher net sales for the comparative periods.

Amortization of purchased intangible assets. The decrease in amortization for the three months ended October 31, 2016 compared to the three months ended October 31, 2015 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets acquired from our acquisition of ECT, Multitest and atg in fiscal 2014 and Titan in fiscal 2015.

Restructuring. The restructuring expense recorded in the three months ended October 31, 2016 included move costs and severance related to our announcement in July 2016 to move our Customer Repair Center from Milpitas, California to Asia and severance paid to an employee who was part of a Transition Services Agreement with Fastprint and did not transfer to the new organization.

Income (loss) from operations. We reported income from operations of $0.3 million for the three months ended October 31, 2016, as compared to a loss from operations of $1.4 million for the three months ended October 31, 2015. This increase year over year was primarily driven by higher net sales.

Our STS reportable segment reported loss from operations of $0.3 million for the three months ended October 31, 2016, as compared to a loss of $3.2 million for the three months ended October 31, 2015. This improvement was largely driven by improvement in all of our segments within the STS reportable segment, which experienced improved industry conditions.

Our EMS reportable segment reported income from operations of $0.6 million for the three months ended October 31, 2016, as compared to income from operations of $1.7 million for the three months ended October 31, 2015. Slowdown in our PCB Test segment and sustained losses in our Fixtures segment drove these results.

Interest expense. Interest expense increased slightly in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 due to the underlying amortization schedules for our facility restructuring obligation and our debt amortization costs.

Interest income. Interest income increased slightly in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other income, net. Includes the impact of fluctuations in foreign exchange gains (losses). For the three months ended October 31, 2016, we recognized approximately $0.2 million of foreign exchange gains as compared to $1.6 million of foreign exchange gains for the three months ended October 31, 2015. These fluctuations are largely driven by the relationship of the USD to the Euro and Malaysian Ringgit.

Provision for income taxes. We recorded an income tax provision of $0.6 million for the three months ended October 31, 2016, primarily due to foreign taxes in profitable locations. We recorded an income tax provision of $0.9 million for the three months ended October 31, 2015, which was primarily due to operating results of profitable foreign entities in jurisdictions primarily in Asia and Europe.

As of October 31, 2016 and July 31, 2016, our liability for unrecognized income tax benefits was $6.1 million and $6.3 million, respectively (of which $2.6 million and $2.7 million respectively, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Discontinued operations. We completed the sale of our Interface Board Business on November 30, 2015. This business generated a loss from operations of $0.8 million for the three months ended October 31, 2015.

During the twelve months ending July 31, 2016, we recognized a gain from the sale of the Interface Board Business of $8.7 million, net of tax. This gain includes a receivable of $2.3 million that was a holdback provision of the sale agreement, and is payable to us by the buyer on the twelve month anniversary of the sale, or November 30, 2016. This amount is included in Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet as of October 31, 2016. On December 1, 2016 we received payment of $2.3 million for the Purchase Price previously withheld from the sale of the Interface Board Business.

Comprehensive income (loss). During the three months ended October 31, 2016 and 2015, we recognized $(1.0) million and $(0.8) million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Malaysian Ringgit and Euro to the U.S. dollar.

Liquidity and Capital Resources

The following is a summary of significant items impacting our liquidity and capital resources for the three months ended October 31, 2016 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2016	$139.4
Payments on tax withholdings for vested RSUs, net of proceeds	(1.0)
Capital expenditures	(1.1)
Payment of bank term loan	(0.7)
Effect of exchange rate changes in cash	(0.5)
Other cash used, primarily by operating activities, net	(4.2)

Cash and cash equivalents and marketable securities at October 31, 2016	$131.9

As of October 31, 2016, we had $131.9 million in cash and cash equivalents and marketable securities and net working capital of $229.2 million, as compared to $139.4 million of cash and cash equivalents and marketable securities and net working capital of $230.7 million at July 31, 2016. The decrease in cash and cash equivalents and marketable securities during the three months ended October 31, 2016 was due to purchases of property and equipment of $1.1 million, $1.0 million of payments of tax withholdings for vested RSUs, cash used for repayment of bank principal and interest of $0.7 million, and cash used for operations.

Accounts receivable from trade customers, net of allowances, was $73.4 million at October 31, 2016 as compared to $76.5 million at July 31, 2016. This decrease was driven by lower revenue during the three months ended October 31, 2016 of $80.1 million compared to $91.2 million for the three months ended July 31, 2016.

Purchases of property and equipment totaled $1.1 million for the three months ended October 31, 2016, as compared to $0.6 million for the three months ended October 31, 2015. Capital expenditures for the three months ended October 31, 2016 were primarily related to certain engineering projects and spare parts. Capital expenditures for the three months ended October 31, 2015 were primarily related to certain engineering projects.

Net cash used in operating activities for the three months ended October 31, 2016 was $4.0 million, as compared to net cash used in operating activities of $6.0 million for the three months ended October 31, 2015. The net cash used in operating activities for the three months ended October 31, 2016 was primarily related to net income of $0.02 million, adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $3.9 million, as well as an increase in the working capital of $7.9 million. The net cash used in operating activities for the three months ended October 31, 2015 was primarily related to our net loss of $1.7 million adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $4.1 million, as well as an increase in working capital of $8.5 million.

Net cash used in investing activities for the three months ended October 31, 2016 was $1.2 million, as compared to net cash provided by investing activities of $0.7 million for the three months ended October 31, 2015. The net cash used in investing activities for the three months ended October 31, 2016 was primarily related to purchases of available for sale securities of $14.4 million and capital expenditures of $1.1 million offset by $14.2 million of proceeds from sales and maturities of available for sale marketable securities. Purchases of and proceeds from available for sale securities were offset in the quarter. The net cash provided by investing activities for the three months ended October 31, 2015 was primarily related to $17.6 million of purchases of available for sale securities, and $0.6 million of purchases of property and equipment, offset by $18.9 million from sales and maturities of available for sale marketable securities.

Net cash used in financing activities for the three months ended October 31, 2016 was $1.7 million, as compared to net cash used in financing activities of $8.2 million for the three months ended October 31, 2015. The net cash used in financing activities for the three months ended October 31, 2016 was primarily related to payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises of $1.0 million and payments on our term loan of $0.7 million. . The net cash used in financing activities for the three months ended October 31, 2015 was primarily related to $7.4 million of cash used for our repurchase of common stock, as well as payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises of $0.8 million.

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of October 31, 2016, the interest rate in effect on the Facility was 3.26%.

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

As of October 31, 2016, we were in compliance with all covenants under the Credit Agreement.

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

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions or in privately negotiated transactions (the 2015 Plan). This repurchase program supersedes the 2011 repurchase program Plan (the 2011 Plan) which was announced on September 15, 2011 and under which we purchased 3,294,666 shares for $18.7 million. As a result there were no shares available for repurchase under the 2011 Plan following approval of this plan. We may suspend or discontinue 2015 Plan at any time and the program has no expiration date. As of December 9, 2016, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of October 31, 2016, our major outstanding contractual obligations are related to our bank term loans, rental properties, other operating leases, inventory purchase commitments, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2016.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2016.

The aggregate outstanding amount of our contractual obligations was $90.4 million as of October 31, 2016. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of October 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2017	2018-2019	2020-2021	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$21,439	$5,381	$6,562	$4,069	$5,427
Inventory commitments	43,134	30,666	12,058	72	338
Severance	111	111	—	—	—
Bank Term Loan- principal and interest	25,668	2,806	20,847	874	1,141

Total Contractual Obligations	$90,352	$38,964	$39,467	$5,015	$6,906

We also expect to invest approximately $5.0 million in capital expenditures for the remainder of the fiscal year ending July 31, 2017.

Off-Balance Sheet Arrangements

As of October 31, 2016 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2016, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt. *

As of October 31, 2016, our outstanding indebtedness was approximately $24.3 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may need additional financing, which could be difficult to obtain or limit our operational flexibility. *

We believe our cash, cash equivalents, and marketable securities balance of $131.9 million as of October 31, 2016 will be sufficient to fund our ongoing operations and inorganic business growth opportunities, for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

Our stock price is volatile. *

In the three months ended October 31, 2016, our stock price ranged from a low of $5.14 to a high of $6.22. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 15, 2011 through October 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program – 9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697
Three months ended 4/30/2016	—	$—	—	$18,046,697
Three months ended 7/31/2016	—	$—	—	$18,046,697
Three months ended 10/31/2016	—	$—	—	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Plan”). This repurchase program supersedes the 2011 repurchase program that was announced on September 15, 2011 (the “2011 Plan”), and as a result there are no shares available for repurchase under the 2011 plan. As of December 9, 2016, we have repurchased 1,956,733 shares for $12.0 million under the 2015 Plan.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: December 9, 2016	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith