Form 10-Q
period 2017-01-31
Xcerra Corp
filed 2017-03-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2017
Common Stock, $0.05 par value per share	54,261,939 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	January 31, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$82,518	$83,065
Marketable securities	55,288	56,356
Accounts receivable—trade, net of allowances of $130 and $126, respectively	69,780	76,513
Accounts receivable—other	562	304
Inventories	74,514	69,986
Prepaid expenses and other current assets	11,239	8,546
Assets held for sale	994	2,448

Total current assets	294,895	297,218
Property and equipment, net	26,601	25,483
Intangible assets, net	9,059	9,429
Goodwill	43,850	43,850
Other assets	2,222	2,103

Total assets	$376,627	$378,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,128	$2,822
Accounts payable	24,515	25,924
Deferred revenues	6,331	6,196
Other accrued expenses	30,570	31,588

Total current liabilities	64,544	66,530
Other long-term liabilities	8,701	8,518
Term loans	19,528	21,197
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	2,709	2,678
Additional paid-in capital	806,424	804,316
Accumulated other comprehensive loss	(18,259)	(15,546)
Accumulated deficit	(507,020)	(509,610)

Total stockholders’ equity	283,854	281,838

Total liabilities and stockholders’ equity	$376,627	$378,083

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net product sales	$74,566	$66,185	$149,268	$138,058
Net service sales	5,558	6,149	10,941	12,677

Net sales	$80,124	72,334	$160,209	150,735
Cost of sales	45,338	42,629	91,063	88,898

Gross profit	34,786	29,705	69,146	61,837
Engineering and product development expenses	15,013	14,834	30,309	29,897
Selling, general and administrative expenses	18,084	18,907	36,545	36,860
Amortization of purchased intangible assets	180	296	370	710
Restructuring	299	252	406	384

Income (loss) from operations	1,210	(4,584)	1,516	(6,014)
Other income (expense):
Interest expense	(329)	(271)	(645)	(558)
Interest income	171	127	339	252
Other income, net	1,281	593	1,749	2,218

Income (loss) before provision for income taxes	2,333	(4,135)	2,959	(4,102)
Provision for (benefit from) income taxes	(239)	1,680	369	2,591

Income (loss) from continuing operations	2,572	(5,815)	2,590	(6,693)
Income from discontinued operations, net of tax	—	8,363	—	7,576

Net income	$2,572	$2,548	$2,590	$883

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.05	$(0.11)	$0.05	$(0.12)
Net income from discontinued operations, net of tax	—	$0.16	—	$0.14

Basic net income per share	$0.05	$0.05	$0.05	$0.02

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0 .05	$(0.11)	$0.05	$(0.12)
Net income from discontinued operations, net of tax	—	$0.16	—	$0.14

Diluted net income per share	$0.05	$0.05	$0.05	$0.02

Weighted-average common and common equivalent shares used in computing net income (loss) per share:
Basic	54,120	53,608	53,993	54,049
Diluted	54,562	53,608	54,472	54,141
Comprehensive income (loss):
Net income	$2,572	$2,548	$2,590	$883
Unrealized loss on marketable securities	(80)	(12)	(128)	(10)
Unrealized loss on currency translation	(1,571)	(2,784)	(2,584)	(3,574)

Comprehensive income (loss)	$921	$(248)	$(122)	$(2,701)

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,590	$883
Add non-cash items:
Stock-based compensation	3,076	3,731
Depreciation and amortization	3,106	3,756
Gain on the sale of the Interface Board Business, net of tax	—	(9,371)
Other	384	382
Changes in operating assets and liabilities:
Accounts receivable	5,500	8,946
Inventories	(7,061)	(5,676)
Prepaid expenses and other assets	(5,761)	(1,221)
Accounts payable	(1,072)	(4,789)
Accrued expenses	762	(6,102)
Deferred revenue and customer advances	146	226

Net cash provided by (used in) operating activities	1,670	(9,235)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	26,774	30,051
Purchases of available-for-sale securities	(26,087)	(29,002)
Proceeds from sale of Interface Board Business	2,300	21,410
Proceeds from sale of property and equipment	1,428	—
Purchases of property and equipment	(3,385)	(1,417)

Net cash provided by investing activities	1,030	21,042
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(11,952)
Payments of bank term loan	(1,417)	(465)
Payments of tax withholdings for vested RSUs	(1,358)	(1,384)
Proceeds from shares issued from employees’ stock purchase plan	421	529

Net cash used in financing activities	(2,354)	(13,272)
Effect of exchange rate changes on cash and cash equivalents	(893)	(1,199)

Net decrease in cash and cash equivalents	(547)	(2,664)
Cash and cash equivalents at beginning of period	83,065	77,858

Cash and cash equivalents at end of period	$82,518	$75,194

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

Xcerra Corporation (“Xcerra” or the “Company”), is a global provider of test and handling capital equipment, interface products, test fixtures, and services to the semiconductor, industrial, and electronics manufacturing industries. The Company designs, manufactures, markets and services systems and products that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. Xcerra operates in the semiconductor and electronics manufacturing test markets and is the parent company to the atg-Luther & Maelzer (“atg”), Everett Charles Technologies (“ECT”), LTX-Credence (“LTXC”) and Multitest (“Multitest”) businesses. Semiconductor designers and manufacturers worldwide use the Company’s test and handling equipment and interface products to test their devices during the manufacturing process. The Company’s interface products include the design, manufacture and marketing of contactors and pins used in various types of test equipment, as well as in a wide variety of commercial and consumer applications. After testing, these semiconductor devices are incorporated into a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. The Company also designs, manufactures and markets printed circuit board (“PCB”) test systems used in the testing of pre-assembly PCBs. These testers are used to verify the quality of the PCB prior to the installation of components. The types of PCBs that are tested using the Company’s systems include a diverse set of electronic products including network servers, personal computers, tablet computers and mobile phones. The Company’s test fixture service offerings include the design, manufacture, and marketing of in-circuit and functional-circuit test fixtures for testing assembled PCBs. The Company also sells hardware and software support and maintenance services for its products.

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

The Company sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the “Assets”), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the “Assumed Liabilities”), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the “Accrued U.S. Compensation Amount”). At the Closing Fastprint paid ECT, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price was withheld by Fastprint, and was payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. As of the first anniversary date of the Closing, there were no claims for indemnification made by Fastprint, and the holdback was paid to ECT on December 1, 2016.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2017	July 31, 2016
	(in thousands)
Material and purchased components	$29,834	$27,753
Work-in-process	21,683	20,218
Finished equipment, including inventory consigned to customers	22,997	22,015

Total inventories	$74,514	$69,986

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2017 and July 31, 2016, inventory was stated net of inventory reserves of $21.5 million and $21.4 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of January 31, 2017, the Company’s goodwill is allocated to its Semiconductor Test reporting unit and its Contactors reporting unit. Based on Topic 350-20-35-3A, as of January 31, 2017, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	January 31, 2017	July 31, 2016
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820

Total goodwill	$43,850	$43,850

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangible assets, net on the Company’s Consolidated Balance Sheets:

		As of January 31, 2017
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology – Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(27,967)	$1,915
Customer Relationships – Titan	20	670	(4)	666
Trade Names – Titan	10	70	(19)	51

Total amortizable intangible assets		$30,622	$(27,990)	$2,632
Trademarks		6,427	—	6,427

Total intangible assets		$37,049	$(27,990)	$9,059

		As of July 31, 2016
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology – Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(27,605)	$2,277
Customer Relationships – ECT, Multitest, atg, and Titan	20	1,844	(1,174)	670
Maintenance agreements – ASL & Diamond	7	1,900	(1,900)	—
Trade Names – Titan	10	70	(15)	55
Non-compete Agreements	1	8	(8)	—

Total amortizable intangible assets		$33,704	$(30,702)	$3,002
Trademarks		6,427	—	6,427

Total intangible assets		$40,131	$(30,702)	$9,429

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 3.7 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,2017	Amount (in thousands)
Remainder of 2017	$317
2018	548
2019	517
2020	403
Thereafter	847

Total	$2,632

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

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of January 31, 2017, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement and Translation

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. Dollar (“USD”). Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and translation gains (losses) are included in our Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of other income (expense), net, and were $0.6 million and $0.8 million, for the three and six months ended January 31, 2017, respectively, and $0.4 million and $2.0 million for the three and six months ended January 31, 2016, respectively. The functional currency of ECT, Multitest and atg is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the six months ended January 31, 2017 and 2016:

	Six Months Ended January 31,
Product Warranty Activity	2017	2016
	(in thousands)
Balance at beginning of period	$2,725	$2,983
Warranty expenditures for current period	(1,865)	(1,993)
Changes in liability related to pre-existing warranties	(31)	(33)
Provision for warranty costs in the period	1,702	1,894

Balance at end of period	$2,531	$2,851

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were insignificant for the three and six months ended January 31, 2017 and 2016.

Income Taxes

The Company recorded an income tax provision of $0.4 million for the six months ended January 31, 2017, primarily due to foreign taxes in profitable locations.

The Company’s total liability for unrecognized income tax benefits was $6.1 million and $6.3 million (of which $2.5 million and $2.7 million, if recognized, would impact the Company’s income tax rate) as of January 31, 2017 and July 31, 2016 respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of both January 31, 2017 and July 31, 2016, the Company had accrued approximately $1.2 million for potential payment of accrued interest and penalties.

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

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under the 2010 Stock Incentive Plan (“2010 Plan”) and can only grant awards from this 2010 Plan.

During the three months ended January 31, 2017, the Company granted 60,000 Restricted Stock Units (“RSUs”) which are subject to service-based vesting and vest in full on the twelve month anniversary of the grant date. The stock-based compensation expense related to these awards is recognized over their vesting periods.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (Topic 718). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three and six months ended January 31, 2017, the Company recorded stock-based compensation expense of approximately $1.6 million and $3.1 million, respectively, in connection with its share-based awards. For the three and six months ended January 31, 2016, the Company recorded stock-based compensation expense of approximately $1.8 million and $3.7 million respectively, in connection with its share-based awards.

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

Reconciliation between basic and diluted net income per common share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income	$2,572	$2,548	$2,590	$883
Basic EPS:
Weighted average shares outstanding- basic	54,120	53,608	53,993	54,049
Basic income per share	$0.05	$0.05	$0.05	$0.02
Diluted EPS:
Weighted average shares outstanding- basic	54,120	53,608	53,993	54,049
Plus: impact unvested RSUs	442	—	479	92

Weighted average shares outstanding- diluted	54,562	53,608	54,472	54,141
Diluted income per share	$0.05	$0.05	$0.05	$0.02

During the six months ended January 31, 2017 and January 31, 2016, there were no outstanding options to purchase stock of the Company. As of January 31, 2017 and 2016, the Company had 2.2 million and 2.1 million RSUs outstanding, respectively, that were considered in the calculation of diluted EPS.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
January 31, 2017
Due in less than one year	$26,826
Due in 1 to 3 years	28,462

Total marketable securities	$55,288

Total Amount
(in thousands)
July 31, 2016
Due in less than one year	$25,257
Due in 1 to 3 years	31,099

Total marketable securities	$56,356

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
January 31, 2017
Corporate	$24,529	$24,411
Government	12,984	12,981
Mortgage-Backed	2,737	2,737
Asset-Backed	15,038	15,020

Total	$55,288	$55,149

	Market Value	Amortized Cost
	(in thousands)
July 31, 2016
Corporate	$22,574	$22,405
Government	18,321	18,249
Mortgage-Backed	1,665	1,672
Asset-Backed	13,796	13,739

Total	$56,356	$56,065

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other-than-temporary impairment losses recorded in the three and six months ended January 31, 2017 or 2016.

The following table summarizes marketable securities and related unrealized gains and losses as of January 31, 2017 and July 31, 2016:

January 31, 2017	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$20,472	$(24)
Securities > 12 months unrealized losses	18,289	(56)
Securities < 12 months unrealized gains	6,354	6
Securities > 12 months unrealized gains	10,173	17

Total	$55,288	$(57)

July 31, 2016	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$3,363	$(4)
Securities > 12 months unrealized losses	6,925	(17)
Securities < 12 months unrealized gains	21,894	19
Securities > 12 months unrealized gains	24,174	74

Total	$56,356	$72

Property and Equipment

Property and equipment acquired is recorded at cost. The Company records depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over five to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of January 31, 2017 and July 31, 2016 are summarized as follows:

	January 31, 2017	July 31, 2016	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$27,317	$30,784	7
Machinery, equipment and internally manufactured systems	29,072	31,206	3-7
Office furniture and equipment	2,370	2,157	3-7
Purchased software	735	725	3
Land	2,508	2,508	—
Buildings	7,913	7,944	10-40 years
Leasehold improvements	11,341	10,312	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	81,256	85,636
Accumulated depreciation and amortization	(54,655)	(60,153)

Property and equipment, net	$26,601	$25,483

3. DISCONTINUED OPERATIONS

On November 30, 2015, the Company completed the sale of its Interface Board Business to Fastprint pursuant to the Purchase Agreement. The Interface Board Business produces printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested. The Company sold and transferred the Assets to Fastprint, and assigned, and Fastprint assumed, the Assumed Liabilities, along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to the buyer (the “Accrued U.S. Compensation Amount”). At the Closing, Fastprint paid ECT, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price was withheld by Fastprint, and was payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. As of the first anniversary date of the Closing, there were no claims for indemnification made by Fastprint, and the holdback was paid to ECT on December 1, 2016.

The Company’s historical financials have been revised to present the operating results of the Interface Board Business as a discontinued operation. During the year ended July 31, 2016, the Company recognized a gain of approximately $10.2 million, net of taxes, on the sale of its Interface Boards Business.

The operating results of the Interface Board Business were historically included in the results of operations for the Interface Products Group which were included in the Semiconductor Test Solutions reportable segment.

The presentation of the Interface Boards Business as a discontinued operation has no impact on previously reported net income (loss) or stockholder’s equity.

4. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Segment Reporting

In accordance with the provisions of Topic 280, Segment Reporting to the FASB ASC (“Topic 280”), the Company has determined that it has six operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of Topic 280, the Company determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in Topic 280. Consequently, the Company has two reportable segments: the Semiconductor Test Solutions (“STS”) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers and Contactors operating segments, and the Electronic Manufacturing Solutions (“EMS”) reportable segment, which is comprised of the PCB Test, Probes / Pins and Fixtures operating segments.

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

Segment information for the three and six months ended January 31, 2017 and 2016 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended January 31, 2017
Net sales	$64,270	$15,854	$80,124
Income (loss) from operations	$1,464	$(254)	$1,210
Depreciation and amortization expense	$1,350	$210	$1,560
Three months ended January 31, 2016
Net sales	$55,364	$16,970	$72,334
Income (loss) from operations	$(3,740)	$(844)	$(4,584)
Depreciation and amortization expense	$1,367	$439	$1,806

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Six months ended January 31, 2017
Net sales	$129,083	$31,126	$160,209
Income (loss) from operations	$1,147	$369	$1,516
Depreciation and amortization expense	$2,700	$406	$3,106
Six months ended January 31, 2016
Net sales	$112,549	$38,186	$150,735
Income (loss) from operations	$(6,911)	$897	$(6,014)
Depreciation and amortization expense	$2,856	$842	$3,698

The Company does not disclose total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales by geographic area for the three and six months ended January 31, 2017 and 2016, along with its long-lived assets by location at January 31, 2017 and July 31, 2016, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Net sales:
United States	$16,500	$10,547	$26,705	$33,916
Malaysia	8,618	6,729	13,129	10,002
Hong Kong/China	9,104	16,610	16,521	24,033
Taiwan	8,944	7,094	25,554	16,071
Thailand	6,284	4,441	11,966	10,284
Philippines	6,423	5,454	18,393	16,882
Germany	7,649	6,192	14,079	10,904
Singapore	7,273	4,789	12,267	7,703
All other countries	9,329	10,478	21,595	20,940

Total Net Sales	$80,124	$72,334	$160,209	$150,735

	January 31, 2017	July 31, 2016
	(in thousands)
Long-lived assets:
United States	$12,118	$11,004
Germany	8,635	8,457
Malaysia	3,122	3,146
China	240	301
Singapore	562	784
Japan	900	878
Philippines	125	186
Taiwan	454	243
All other countries	445	484

Total long-lived assets	$26,601	$25,483

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

As of January 31, 2017, the Company’s restructuring accrual represented obligations related to remaining lease and property tax payments associated with the Company’s decision to vacate a facility during fiscal year 2009, as well as severance and other post-employment obligations payable in connection with headcount reductions related to the Company’s announcement during fiscal 2016 to move its Customer Repair Center (CRC) function from Milpitas, California to Asia and additional reorganization of its Fixtures segment. During the six months ended January 31, 2017, the Company incurred costs to move its Milpitas, California office to a new location, costs associated with the Customer Repair Center move, reorganization of its Fixtures segment, and severance paid to an employee who did not transfer to Fastprint following the termination of a Transition Services Agreement with Fastprint.

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable.

The following table sets forth the Company’s restructuring accrual activity for the six months ended January 31, 2017 and January 31, 2016:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2016	$142	$734	$876
Additions to expense	243	163	406
Accretion	—	216	216
Cash paid	(165)	(892)	(1,057)

Balance January 31, 2017	$220	221	$441

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$220	$221	$441

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2015	$684	$1,444	$2,128
Additions to expense	281	103	384
Accretion	—	186	186
Cash paid	(830)	(751)	(1,581)

Balance January 31,2016	$135	$982	$1,117

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$135	$832	$967
Other long-term liabilities	—	150	150

Balance January 31, 2016	$135	$982	$1,117

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2017 or July 31, 2016.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liabilities or costs that they may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company had not accrued a liability for these agreements as of January 31, 2017 or July 31, 2016.

As of January 31, 2017 the Company had approximately $44.7 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment lease obligations that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of January 31, 2017 are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
Remainder of 2017	$2,305	$310	$2,615
2018	3,475	367	3,842
2019	2,634	185	2,819
2020	2,183	143	2,326
2021	1,854	2	1,856
Thereafter	5,399	—	5,399

Total minimum lease payments	$17,850	$1,007	$18,857

7. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at January 31, 2017 and July 31, 2016:

	January 31, 2017	July 31, 2016
	(in thousands)
Accrued compensation	$11,211	$13,803
Accrued income and other taxes	6,586	2,191
Warranty reserve	2,531	2 725
Accrued commissions	2,218	2,814
Accrued vendor liability	1,728	1,607
Accrued professional fees	1,688	1,524
Accrued restructuring	441	876
Lease restoration accrual	307	1,566
Other accrued expenses	3,860	4,482

Total accrued expenses	$30,570	$31,588

8. LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2017	July 31, 2016
	(in thousands)
Bank Term Loan under Credit Agreement	$20,625	$21,875
Bank Term Loan – Commerzbank	2,924	3,091

Total debt	23,549	24,966
Less: financing fees	(893)	(947)
Less: current portion	(3,128)	(2,822)

Total long-term debt	$19,528	$21,197

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2017	$1,452
2018	3,841
2019	16,341
2020	403
Thereafter	1,512

Total	$23,549

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”), or at a London Interbank Offered Rate (“LIBOR”) rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of January 31, 2017, the interest rate in effect on the Facility was 3.41%.

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

As of January 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of January 31, 2017 and July 31, 2016:

		Fair Value Measurements at Reporting Date Using (in thousands)
January 31, 2017	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$82,518	$81,467	$1,051	$—
Marketable securities	55,288	12,678	42,610	—

Total assets	$137,806	$94,145	$43,661	$—

July 31, 2016	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$83,065	$83,065	$—	$—
Marketable securities	56,356	12,597	43,759	—

Total assets	$139,421	$95,662	$43,759	$—

(1)	Cash and cash equivalents as of January 31, 2017 and July 31, 2016 included cash held in operating accounts of approximately $80.9 million and $82.7 million, respectively that are not subject to fair value measurements. For purposes of this disclosure, they are included as having Level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s debt, which includes term loans, approximates fair value due to market interest. Debt at January 31, 2017 and July 31, 2016 was $23.5 million and $25.0 million, respectively. Within the hierarchy of fair value measurement, these are Level 2 inputs.

10. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions or in privately negotiated transactions (the “2015 Plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue the 2015 Plan at any time and the 2015 plan has no expiration date. As of March 9, 2017, the Company had repurchased 1,956,733 shares for approximately $12 million under the 2015 Plan.

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

We sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the Assets), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the Assumed Liabilities), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the Purchase Price). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the Accrued U.S. Compensation Amount). At the Closing, Fastprint paid ECT, as designated by us, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price was withheld by Fastprint, and was payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. As of the first anniversary date of the closing, there were no claims for indemnification made by Fastprint, and the holdback was paid to us on December 1, 2016.

We currently rely on Spirox Corporation (Spirox) as our distributor for sales and service of our products in China and Taiwan. Spirox’ status as our distributor is scheduled to end in February 2018 (Termination Date). Spirox is obligated to fulfill its responsibilities until the Termination Date as our distributor in good faith, including using its best efforts to promote sales of our products and services in China and Taiwan. We are actively establishing a direct sales and support operation in Taiwan and China, both in response to customer’s requesting an increased level of direct engineering interaction with the Company, and the termination of the Spirox distributor relationship. The Company has begun establishing its Xcerra Development Center (the XDC) in Shanghai, China, which is the engineering center for the high level contact between the Company’s customers and system level engineers, with the establishment of our direct sales and support operation expected to take place during a twelve-month transition period with Spirox. Due to the long term nature of the relationships between Spirox and the customers, there may be a short term period of uncertainty until customers are satisfied that their needs will be met, and this uncertainty may result in slower demand for new customer projects in the short term. Management anticipates additional operating costs during the transition period as we identify and build out facilities and hire new employees in the region.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Certification, or FASB ASC. The functional currency of our tester group is the U.S. Dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were $0.6 million and $0.8 million, for the three and six months ended January 31, 2017, respectively, and $0.4 million and $2.0 million, for the three and six months ended January 31, 2016, respectively. The functional currency of our ECT, atg and Multitest businesses is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive (loss) income.

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

As of January 31, 2017, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit. As of January 31, 2017, there were no triggering events that required us to perform interim impairment testing.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of January 31, 2017 and July 31, 2016, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except for percentage changes and per share data):

	Statement of Operations
	Three Months Ended January 31,			Six Months Ended January 31,
	2017	2016	% Change	2017	2016	% Change
Net product sales	$74,566	$66,185	13%	$149,268	$138,058	8%
Net service sales	5,558	6,149	(10)	10,941	12,677	(14)

Net sales	80,124	72,334	11	160,209	150,735	6
Cost of sales	45,338	42,629	6	91,063	88,898	2

Gross profit	34,786	29,705	17	69,146	61,837	12
Engineering and product development expenses	15,013	14,834	1	30,309	29,897	1
Selling, general and administrative expenses	18,084	18,907	(4)	36,545	36,860	(1)
Amortization of purchased intangible assets	180	296	(39)	370	710	(48)
Restructuring	299	252	19	406	384	6

Income (loss) from operations	1,210	(4,584)	126	1,516	(6,014)	125
Other income (expense):
Interest expense	(329)	(271)	21	(645)	(558)	16
Interest income	171	127	35	339	252	35
Other income, net	1,281	593	116	1,749	2,218	(21)

Income (loss) before provision for income taxes	2,333	(4,135)	156	2,959	(4,102)	172
Provision for (benefit from) income taxes	(239)	1,680	(114)	369	2,591	(86)

Income (loss) from continuing operations	2,572	(5,815)	144	2,590	(6,693)	139
Income (loss) from discontinued operations, net of tax	—	8,363	(100)	—	7,576	(100)

Net income	$2,572	$2,548	1%	$2,590	$883	193%

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.05	$(0.11)		$0.05	$(0.12)
Net income from discontinued operations, net of tax	—	$0.16		—	$0.14

Basic net income per share	$0.05	$0.05		$0.05	$0.02

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.05	$(0.11)		$0.05	$(0.12)
Net income from discontinued operations, net of tax	—	$0.16		—	$0.14

Diluted net income per share	$0.05	$0.05		$0.05	$0.02

Weighted-average common and common equivalent shares used in computing net loss per share:
Basic	54,120	53,608		53,993	54,049
Diluted	54,562	53,608		54,472	54,141

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100%	100.0%
Cost of sales	56.6	58.9	56.8	59.0

Gross profit	43.4	41.1	43.2	41.0
Engineering and product development expenses	18.7	20.5	18.9	19.8
Selling, general and administrative expenses	22.6	26.1	22.8	24.4
Amortization of purchased intangible assets	0.2	0.4	0.2	0.5
Restructuring	0.4	0.4	0.3	0.3

Income (loss) from operations	1.5	(6.3)	0.9	(4.0)
Other income (expense):
Interest expense	(0.4)	(0.4)	(0.4)	(0.4)
Interest income	0.2	0.2	0.2	0.2
Other income, net	1.6	0.8	1.1	1.5

Income (loss) before provision for income taxes	2.9	(5.7)	1.8	(2.7)
Provision for (benefit from) income taxes	(0.3)	2.3	0.2	1.7
Income (loss) from continuing operations	3.2	(8.0)	1.6	(4.4)
Income from discontinued operations, net of tax.	—	11.5	—	5.0

Net income	3.2%	3.5%	1.6%	0.6%

Three and Six Months Ended January 31, 2017 Compared to the Three and Six Months Ended January 31, 2016

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

Net sales. The increase in net sales for the, three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016 was primarily due to positive business trends in our Semiconductor Test Solutions (STS) reportable segment more than offsetting weakness in our Electronic Manufacturing Solutions (EMS) reportable segment.

Our STS reportable segment net sales for the three and six months ended January 31, 2017 increased as compared to the same periods in 2016 by $8.9 million or 16.1% and $16.5 million or 14.7%, respectively, as the semiconductor market is experiencing a return to growth during this period. The decrease in our EMS reportable segment net sales for the three and six months ended January 31, 2017 as compared to the same periods in 2016 of $1.1 million or 6.6% and $7.1 million or 18.1%, respectively, resulted from decreases in sales in our PCB Test segment and Fixtures segment. Net sales from our Probes/Pins segment were up slightly for the three and six months ended January 31, 2017 as compared to the same periods in 2016.

Service revenue from our Semiconductor Test segment decreased by 9.6% and 13.7% in the three and six months ended January 31, 2017, respectively, as compared to the three and six months ended January 31, 2016, primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower priced service contracts based on the lower average selling price of the underlying testers.

Gross profit. The increase in gross profit for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016 was primarily due to the increase in net sales among all operating segments except for PCB testers and our Fixtures segment.

Engineering and product development expenses. The increase in engineering and product development expenses for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016 was due primarily to higher project spending in the comparative periods.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016 was due to a release of a lease restoration accrual recognized during the three months ended January 31, 2017 for our Milpitas, California site, as our final obligation under the lease was lower than originally expected, offset by higher variable compensation on higher revenue, an increase in legal and travel expenses and higher distributor commissions on higher revenue to Spirox in the comparative periods.

Amortization of purchased intangible assets. The decrease in amortization for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets acquired from our acquisition of ECT, Multitest and atg in 2014 and Titan in fiscal 2015.

Restructuring. The restructuring expense recorded in the three and six months ended January 31, 2017 included move costs and severance related to the relocation of our facility in Milpitas, California, the move of our Customer Repair Center from Milpitas, California to Asia, reorganization of our Fixtures segment, and severance paid to an employee who was part of a Transition Services Agreement with Fastprint and did not transfer to the new organization.

Income (loss) from operations. We reported income from operations of $1.2 million for the three months ended Janaury 31, 2017, as compared to a loss from operations of $4.6 million for the three months ended January 31, 2016. This increase year over year was primarily driven by higher net sales.

Our STS reportable segment reported income from operations of $1.5 million and $1.1 million for the three and six months ended January 31, 2017, respectively, as compared to a loss of $3.7 million and $6.9 million for the three and six months ended January 31, 2016, respectively. This increase was largely driven by the improvement in all of our segments within the STS reportable segment which experienced improved industry conditions.

Our EMS reportable segment reported a loss from operations of $0.3 million for the three months ended January 31, 2017 and income from operations of $0.4 million for the six months ended January 31, 2017, as compared to loss from operations of $0.8 million and income from operations of $0.9 million for the three and six months ended January 31, 2016, respectively. Improvement in cost of goods sold (COGS) in our PCBA Fixtures services segment drove these results.

Interest expense. The increase in interest expense for the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016 was due to the underlying amortization schedules for our facility restructuring obligation and our debt amortization costs.

Interest income. Interest income increased slightly in the three and six months ended January 31, 2017 compared to the three and six months ended January 31, 2016 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other income (expense), net. Includes the impact of fluctuations in foreign exchange rates. For the three and six months ended January 31, 2017 we recognized $0.6 million and $0.8 million, respectively, of foreign exchange gains, as compared to $1.4 million and $1.8 million, for the three and six months ended January 31, 2016, respectively. This fluctuation is largely driven by the relationship of the USD to the Euro and Malaysian Ringgit. For the three and six months ended January 31, 2017, other income also includes approximately $0.6 million of proceeds from the sale of unused IP addresses.

Provision for (benefit from) income taxes. We recorded an income benefit of $0.2 million and an income tax provision of $0.4 million in the three and six months ended January 31, 2017, respectively, primarily due to foreign taxes in profitable locations. We recorded an income tax provision of $1.7 million and $2.6 million, in the three and six months ended January 31, 2016, respectively, primarily due to foreign taxes in profitable locations.

As of January 31, 2017 and July 31, 2016 our liability for unrecognized income tax benefits was $6.1 million and $6.3 million, respectively (of which $2.5 million and $2.7 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Discontinued operations. We completed the sale of our Interface Board Business on November 30, 2015. This business generated a loss from operations of $1.0 million and $1.8 million for the three and six months ended January 31, 2016, respectively.

During the twelve months ending July 31, 2016, we recognized a gain from the sale of the Interface Board Business of $8.7 million, net of tax. This gain includes a receivable of $2.3 million that was a holdback provision of the sale agreement, and was payable to us by the buyer on the twelve month anniversary of the sale, or November 30, 2016. This amount is included in Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet as of July 31, 2016. On December 1, 2016 we received payment of $2.3 million for the Purchase Price previously withheld from the sale of the Interface Board Business.

Comprehensive income (loss). During the three and six months ended January 31, 2017, we recognized $(1.6) million and $(2.8) million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Malaysian Ringgit and Euro to the U.S. Dollar. During the three months and six months ended January 31, 2016, we recognized $(2.8) million and $(3.6) million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Euro to the U.S. Dollar in the three months ended January 31, 2016.

Liquidity and Capital Resources

As of January 31, 2017, we had $137.8 million in cash and cash equivalents and marketable securities and net working capital of $230.4 million, as compared to $139.4 million of cash and cash equivalents and marketable securities and net working capital of $230.7 million at July 31, 2016.

The following is a summary of significant items impacting our liquidity and capital resources for the six months ended January 31, 2017 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2016	$139.4
Payments on tax withholdings for vested RSUs	(1.4)
Proceeds from sale of property and equipment	1.4
Proceeds from Fastprint	2.3
Capital expenditures	(3.4)
Payment of bank term loan	(1.4)
Effect of exchange rate changes in cash	(0.9)
Other cash provided, primarily by operating activities, net	1.8

Cash and cash equivalents and marketable securities at January 31, 2017	$137.8

Accounts receivable from trade customers, net of allowances, was $69.8 million at January 31, 2017 as compared to $76.5 million at July 31, 2016. This decrease was driven by lower revenue during the three months ended January 31, 2017 of $80.1 million compared to $91.2 million for the three months ended July 31, 2016 and timing of collections.

Purchases of property and equipment totaled $3.4 million for the six months ended January 31, 2017, as compared to $1.4 million for the six months ended January 31, 2016. Capital expenditures for the six months ended January 31, 2017 were primarily related to build out of our new leased facility in Milpitas, California, and certain engineering projects. Capital expenditures for the six months ended January 31, 2016 were composed primarily of expenditures related to certain engineering projects.

Net cash provided by operating activities for the six months ended January 31, 2017 was $1.7 million, as compared to net cash used in operating activities of $9.2 million for the six months ended January 31, 2016. The net cash provided by operating activities for the six months ended January 31, 2017 was primarily related to our net income of $2.6 million adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $6.6 million, offset by an increase in working capital of $7.5 million. The net cash used in operating activities for the six months ended January 31, 2016 was primarily related to our net income of $0.9 million, adjusted for non-cash items including depreciation, amortization and stock-based compensation of approximately $7.9 million, a ($9.4) million gain from the sale of the Interface Boards business, and an increase in working capital of $8.6 million.

Net cash provided by investing activities for the six months ended January 31, 2017 was $1.0 million, as compared to net cash provided by investing activities of $21.0 million for the six months ended January 31, 2016. The net cash provided by investing activities for the six months ended January 31, 2017 was primarily related to $26.8 million of net proceeds from the sale of available for sale investments, $2.3 million of proceeds from Fastprint for the sale of the Interface Board Business, and $1.4 million of proceeds from the sale of land (reduction of assets held for sale), offset in part by $26.1 million of purchases of available for sale securities and $3.4 million of purchases of property and equipment. The net cash provided by investing activities for the six months ended January 31, 2016 was primarily related to $30.1 million of proceeds from available for sale securities and $21.4 million of proceeds from the sale of our Interface Board Business, offset in part by $29.0 million of purchases of available for sale securities, and $1.4 million of purchases of property and equipment.

Net cash used in financing activities for the six months ended January 31, 2017 was $2.4 million, as compared to net cash used in financing activities of $13.3 million for the six months ended January 31, 2016. The net cash used in financing activities for the six months ended January 31, 2017 was related to $0.4 million of proceeds from shares issued from our employees’ stock purchase plan, offset in part by principal and interest payments of the bank term loan of $1.4 million, as well as payments of tax withholdings for vested RSUs of $1.4 million. The net cash used in financing activities for the six months ended January 31, 2016 was primarily related to $12.0 million of repurchases of our common stock, as well as payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises of $1.4 million, and principal and interest payments of the bank Long Term Loan Payable of $0.5 million, offset by $0.5 million of proceeds from shares issued under our employees’ stock purchase plan.

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of January 31, 2017, the interest rate in effect on the Facility was 3.41%.

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

As of January 31, 2017, we were in compliance with all covenants under the Credit Agreement.

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

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions or in privately negotiated transactions (the 2015 Plan). This repurchase program supersedes the 2011 repurchase program Plan (the 2011 Plan) which was announced on September 15, 2011 and under which we purchased 3,294,666 shares for $18.7 million. As a result there were no shares available for repurchase under the 2011 Plan following approval of the 2015 Plan. We may suspend or discontinue 2015 Plan at any time and the program has no expiration date. As of March 9, 2017, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of January 31, 2017, our major outstanding contractual obligations are related to our bank term loans, rental properties, other operating leases, inventory purchase commitments, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2017.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2017.

The aggregate outstanding amount of our contractual obligations was $88.4 million as of January 31, 2017. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of January 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2017	2018-2019	2020-2019	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$18,857	$2,615	$6,661	$4,182	$5,399
Inventory commitments	44,705	27,364	16,640	372	328
Severance	193	193	—	—	—
Bank term loan—principal and interest	24,627	1,747	20,853	880	1,148

Total Contractual Obligations	$88,382	$31,919	$44,154	$5,434	$6,875

We also expect to invest approximately $2.0 million in capital expenditures for the remainder of the fiscal year ending July 31, 2017.

Off-Balance Sheet Arrangements

As of January 31, 2017 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt. *

As of January 31, 2017, our outstanding indebtedness was approximately $23.5 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may need additional financing, which could be difficult to obtain or limit our operational flexibility. *

We believe our cash, cash equivalents, and marketable securities balance of $137.8 million as of January 31, 2017 will be sufficient to fund our ongoing operations and inorganic business growth opportunities, for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

Historically we have relied upon Spirox as our distributor for our sales in China and Taiwan, and the transition from an indirect sales channel to a direct sales channel may have an adverse effect on our sales to customers in these regions.*

We currently rely on Spirox as our distributor for sales and service of our products in China and Taiwan. Spirox’ status as our distributor is scheduled to end in February 2018 (Termination Date). Spirox is obligated to fulfill its responsibilities until the Termination Date as our distributor in good faith, including using its best efforts to promote sales of our products and services in China and Taiwan. Spirox may choose not to fulfill its sales, service, or other responsibilities under the distributor agreement, which may impact the ability to satisfy short term customer requirements. In addition, Spirox has direct contact with our customers and may choose not to assist in our transition to a direct sales channel, which may impact our ability to strengthen direct relationships with these customers. If Spirox is not cooperative during this transition period, and until we have a sufficient direct sales channel in the region, we may lose sales opportunities in Taiwan and China, which could have an adverse effect on our business, financial performance. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for further information regarding the winding down of our distribution relationship with Spirox.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 82% of our revenues for fiscal 2016, 79% of our revenues for fiscal 2015, and 78% of our revenues for fiscal 2014. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier for our test systems in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

•	changes in general economic, industry and market conditions and trends in economies outside the United States, including the economic slowdown in China, uncertainty arising from the June 2016 referendum vote in the United Kingdom in favor of exiting the European Union and heightened economic and political uncertainty within and among other European Union member states;

•	changes in law or policy resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	political and economic instability in our target international markets;

•	longer payment cycles common in foreign markets;

•	difficulties of staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it harder to protect our technology from appropriation by competitors;

•	difficulties collecting our accounts receivable;

•	the impact of the Foreign Corrupt Practices Act of 1977 and similar laws; and

•	adverse weather and climate events.

The current U.S. President and his Administration, and some members of the current U.S. Congress, have signaled a willingness to revise, renegotiate, or terminate various multilateral trade agreements under which U.S. companies currently exchange products and services around the world, and to impose new taxes on certain goods imported into the U.S. Since we rely upon non-U.S. suppliers for several components of the equipment we sell, such steps, if adopted, could make our products more expensive and potentially less competitive in certain markets. Such steps, if adopted, could also lead to retaliatory actions by other countries, which could make it more difficult to sell our products in those countries, or make our products more expensive and less competitive in those foreign markets. It is not known what specific measures might be proposed or how they would be implemented or enforced. There can be no assurance that pending or future legislation or executive action in the United States that could significantly increase our cost of manufacturing and, consequently, adversely affect our business, financial condition or results of operations, will not be enacted.

In addition, in the past, we have incurred expenses to meet new regulatory requirements in Europe, experienced periodic difficulties in obtaining timely payment from non-U.S. customers, and been affected by economic conditions in several Asian countries. Some of our foreign sales are invoiced and collected in U.S. dollars. A strengthening in the U.S. dollar relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the U.S. dollar and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to push out or delay orders because of the increased relative cost of our products. In the past, there have been significant fluctuations in the exchange rates between the U.S. dollar and the currencies of countries in which we do business. From time to time we may enter into foreign currency hedging arrangements.

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

Our stock price is volatile.*

In the six months ended January 31, 2017, our stock price ranged from a low of $5.14 to a high of $7.99. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions, including in the United States.*

As a multinational organization, we are subject to taxation in jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

There is growing pressure in many jurisdictions (including the United States) and from multinational organizations such as the Organization for Economic Co-operation and Development, or OECD, and the European Union, or EU, to amend existing international tax rules in order to render them more responsive to current global business practices. For example, the OECD has released guidance relating to various international tax related topics in an initiative referred to as Base Erosion and Profit Shifting, or BEPS, that aims to standardize and modernize global tax policy. Depending on the final form of the BEPS guidance and the legislation ultimately enacted by the OECD members, BEPS could have material adverse consequences on our effective tax rate, the amount of tax we pay and on our financial position and results of operations.

In addition, some members of the U.S. Congress have recently begun publicly considering potential tax reform, including the possibility of replacing large parts of the existing federal income tax with a so-called “destination-based cash flow tax” in addition to other potential tax reforms that the recently elected President and members of his administration may be considering.

Although we monitor these developments, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependency of these potential changes. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 3, 2015 through January 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program – 9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697
Three months ended 4/30/2016	—	$—	—	$18,046,697
Three months ended 7/31/2016	—	$—	—	$18,046,697
Three months ended 10/31/2016	—	$—	—	$18,046,697
Month ended November 30, 2016	—	$—	—	$18,046,697
Month ended December 31, 2016	—	$—	—	$18,046,697
Month ended January 31, 2017	—	$—	—	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Plan”). This repurchase program supersedes the 2011 repurchase program that was announced on September 15, 2011 (the “2011 Plan”), and as a result there are no shares available for repurchase under the 2011 Plan. As of March 10, 2017 we have repurchased 1,956,733 shares for approximately $12.0 million under the 2015 Plan.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: March 9, 2017	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith