Form 10-Q
period 2017-04-30
Xcerra Corp
filed 2017-06-07
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2017
Common Stock, $0.05 par value per share	54,267,275 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	April 30, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$92,310	$83,065
Marketable securities	56,027	56,356
Accounts receivable—trade, net of allowances of $135 and $126, respectively	76,549	76,513
Accounts receivable—other	426	304
Inventories	78,966	69,986
Prepaid expenses and other current assets	11,476	8,546
Assets held for sale	994	2,448

Total current assets	316,748	297,218
Property and equipment, net	26,965	25,483
Intangible assets, net	8,911	9,429
Goodwill	43,850	43,850
Other assets	2,293	2,103

Total assets	$398,767	$378,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,444	$2,822
Accounts payable	32,453	25,924
Deferred revenues	6,771	6,196
Other accrued expenses	35,076	31,588

Total current liabilities	77,744	66,530
Other long-term liabilities	8,908	8,518
Term loans	18,540	21,197
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	2,710	2,678
Additional paid-in capital	807,796	804,316
Accumulated other comprehensive loss	(17,459)	(15,546)
Accumulated deficit	(499,472)	(509,610)

Total stockholders’ equity	293,575	281,838

Total liabilities and stockholders’ equity	$398,767	$378,083

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine months Ended April 30,
	2017	2016	2017	2016
Net product sales	$97,658	$76,088	$246,927	$214,146
Net service sales	5,977	6,149	16,918	18,826

Net sales	103,635	82,237	263,845	232,972
Cost of sales	57,310	46,333	148,373	135,231

Gross profit	46,325	35,904	115,472	97,741
Engineering and product development expenses	15,581	15,438	45,891	45,335
Selling, general and administrative expenses	21,523	19,475	58,069	56,335
Amortization of purchased intangible assets	148	247	518	957
Restructuring	187	120	592	504

Income (loss) from operations	8,886	624	10,402	(5,390)
Other income (expense):
Interest expense	(250)	(219)	(894)	(776)
Interest income	190	157	529	408
Other income, net	3	(1,357)	1,751	861

Income (loss) before provision for income taxes	8,829	(795)	11,788	(4,897)
Provision for (benefit from) income taxes	1,281	(1,763)	1,650	828

Income (loss) from continuing operations	7,548	968	10,138	(5,725)
Income from discontinued operations, net of tax	—	2,189	—	9,765

Net income	$7,548	$3,157	$10,138	$4,040

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.14	$0.02	$0.19	$(0.11)
Net income from discontinued operations, net of tax	—	0.04	—	0.18

Basic net income per share	$0.14	$0.06	$0.19	$0.08

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.14	$0.02	$0.19	$(0.11)
Net income from discontinued operations, net of tax	—	0.04	—	0.18

Diluted net income per share	$0.14	$0.06	$0.19	$0.07

Weighted-average common and common equivalent shares used in computing net income (loss) per share:
Basic	54,259	53,506	54,080	53,837
Diluted	55,043	53,506	54,661	53,897
Comprehensive income:
Net income	$7,548	$3,157	$10,138	$4,040
Unrealized gain (loss) on marketable securities	3	68	(125)	58
Unrealized gain (loss) on currency translation	797	3,841	(1,787)	268

Comprehensive income	$8,348	$7,066	$8,226	$4,366

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,138	$4,040
Add non-cash items:
Stock-based compensation	4,612	5,117
Depreciation and amortization	4,641	5,447
Gain on the sale of the Interface Board Business, net of tax	—	(11,324)
Impairment of Asset Held for Sale	—	601
Other	3,722	639
Changes in operating assets and liabilities:
Accounts receivable	(742)	4,571
Inventories	(11,631)	(10,634)
Prepaid expenses and other assets	(6,162)	(1,071)
Accounts payable	6,923	(331)
Accrued expenses	2,916	(5,398)
Deferred revenue and customer advances	581	744

Net cash provided by (used in) operating activities	14,998	(7,599)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	33,404	46,838
Purchases of available-for-sale securities	(33,566)	(46,020)
Proceeds from sale of Interface Board Business	2,300	21,410
Proceeds from sale of property and equipment	1,428	—
Purchases of property and equipment	(5,539)	(2,223)

Net cash (used in) provided by investing activities	(1,973)	20,005
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	—	(11,952)
Payments of bank term loan	(2,116)	(1,806)
Payments of tax withholdings for vested RSUs	(1,522)	(1,431)
Proceeds from shares issued from employees’ stock purchase plan	421	484

Net cash used in financing activities	(3,217)	(14,705)
Effect of exchange rate changes on cash and cash equivalents	(563)	110

Net increase (decrease) in cash and cash equivalents	9,245	(2,189)
Cash and cash equivalents at beginning of period	83,065	77,858

Cash and cash equivalents at end of period	$92,310	$75,669

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

Xcerra Corporation (“Xcerra” or the “Company,” “we” or “us”),), is a global provider of test and handling capital equipment, interface products, test fixtures, and services to the semiconductor, industrial, and electronics manufacturing industries. The Company designs, manufactures, markets and services systems and products that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. Xcerra operates in the semiconductor and electronics manufacturing test markets and is the parent company to the atg-Luther & Maelzer (“atg”), Everett Charles Technologies (“ECT”), LTX-Credence (“LTXC”) and Multitest (“Multitest”) businesses. Semiconductor designers and manufacturers worldwide use the Company’s test and handling equipment and interface products to test their devices during the manufacturing process. The Company’s interface products include the design, manufacture and marketing of contactors and pins used in various types of test equipment, as well as in a wide variety of commercial and consumer applications. After testing, these semiconductor devices are incorporated into a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. The Company also designs, manufactures and markets printed circuit board (“PCB”) test systems used in the testing of pre-assembly PCBs. These testers are used to verify the quality of the PCB prior to the installation of components. The types of PCBs that are tested using the Company’s systems include a diverse set of electronic products including network servers, personal computers, tablet computers and mobile phones. The Company’s test fixture service offerings include the design, manufacture, and marketing of in-circuit and functional-circuit test fixtures for testing assembled PCBs. The Company also sells hardware and software support and maintenance services for its products.

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

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2017	July 31, 2016
	(in thousands)
Material and purchased components	$28,052	$27,753
Work-in-process	26,028	20,218
Finished equipment, including inventory consigned to customers	24,886	22,015

Total inventories	$78,966	$69,986

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2017 and July 31, 2016, inventory was stated net of inventory reserves of $21.3 million and $21.4 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of April 30, 2017, the Company’s goodwill is allocated to its Semiconductor Test reporting unit and its Contactors reporting unit. Based on Topic 350-20-35-3A, as of April 30, 2017, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	April 30, 2017	July 31, 2016
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820

Total goodwill	$43,850	$43,850

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangible assets, net on the Company’s Consolidated Balance Sheets:

		As of April 30, 2017
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology – Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(28,111)	$1,771
Customer Relationships – Titan	20	670	(6)	664
Trade Names – Titan	10	70	(21)	49

Total amortizable intangible assets		$30,622	$(28,138)	$2,484
Trademarks		6,427	—	6,427

Total intangible assets		$37,049	$(28,138)	$8,911

		As of July 31, 2016
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology – Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(27,605)	$2,277
Customer Relationships – ECT, Multitest, atg, and Titan	20	1,844	(1,174)	670
Maintenance agreements – ASL & Diamond	7	1,900	(1,900)	—
Trade Names – Titan	10	70	(15)	55
Non-compete Agreements	1	8	(8)	—

Total amortizable intangible assets		$33,704	$(30,702)	$3,002
Trademarks		6,427	—	6,427

Total intangible assets		$40,131	$(30,702)	$9,429

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 3.5 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31,	Amount (in thousands)
Remainder of 2017	$159
2018	548
2019	517
2020	403
Thereafter	857

Total	$2,484

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with Topic 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. As of April 30, 2017, there were no triggering events that required the Company to complete impairment testing on its trademarks.

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of April 30, 2017, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement and Translation

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the FASB ASC. The functional currency of the Company’s tester group is the U.S. Dollar (“USD”). Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of other income (expense), net, and were ($0.1) million and $0.7 million, for the three and nine months ended April 30, 2017, respectively, and ($1.5) million and $0.5 million for the three and nine months ended April 30, 2016, respectively. The functional currency of ECT, Multitest and atg is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by Topic 460, Guarantees, to the FASB ASC for the nine months ended April 30, 2017 and 2016:

	Nine months Ended April 30,
Product Warranty Activity	2017	2016
	(in thousands)
Balance at beginning of period	$2,725	$2,983
Warranty expenditures for current period	(2,778)	(1,993)
Changes in liability related to pre-existing warranties	(14)	(33)
Provision for warranty costs in the period	3,243	1,894

Balance at end of period	$3,176	$2,851

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were insignificant for the three and nine months ended April 30, 2017 and 2016.

Income Taxes

The Company recorded an income tax provision of $1.7 million for the nine months ended April 30, 2017, primarily due to foreign taxes in profitable locations.

The Company’s total liability for unrecognized income tax benefits was $6.1 million and $6.3 million (of which $2.6 million and $2.7 million, if recognized, would impact the Company’s income tax rate) as of April 30, 2017 and July 31, 2016 respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of April 30, 2017 and July 31, 2016, the Company had accrued approximately $1.3 million and $1.2 million, respectively, for potential payment of accrued interest and penalties.

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

During the three months ended April 30, 2017, the Company granted 3,500 Restricted Stock Units (“RSUs”) which are subject to service-based vesting and vest ratably over four years.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of Topic 718, Compensation—Stock Compensation to the FASB ASC (Topic 718). Under Topic 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three and nine months ended April 30, 2017, the Company recorded stock-based compensation expense of approximately $1.5 million and $4.6 million, respectively, in connection with its share-based awards. For the three and nine months ended April 30, 2016, the Company recorded stock-based compensation expense of approximately $1.4 million and $5.1 million respectively, in connection with its share-based awards.

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

Reconciliation between basic and diluted net income per common share is as follows:

	Three Months Ended April 30,		Nine months Ended April 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income	$7,548	$3,157	$10,138	$4,040
Basic EPS:
Weighted average shares outstanding- basic	54,259	53,506	54,080	53,837
Basic income per share	$0.14	$0.06	$0.19	$0.08
Diluted EPS:
Weighted average shares outstanding- basic	54,259	53,506	54,080	53,837
Plus: impact unvested RSUs	784	—	581	60

Weighted average shares outstanding- diluted	55,043	53,506	54,661	53,897
Diluted income per share	$0.14	$0.06	$0.19	$0.07

During the nine months ended April 30, 2017 and April 30, 2016, there were no outstanding options to purchase stock of the Company.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
April 30, 2017
Due in less than one year	$33,979
Due in 1 to 3 years	22,048

Total marketable securities	$56,027

Total Amount
(in thousands)
July 31, 2016
Due in less than one year	$25,257
Due in 1 to 3 years	31,099

Total marketable securities	$56,356

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
April 30, 2017
Corporate	$24,722	$24,586
Government	13,657	13,677
Mortgage-Backed	2,327	2,326
Asset-Backed	15,321	15,306

Total	$56,027	$55,895

	Market Value	Amortized Cost
	(in thousands)
July 31, 2016
Corporate	$22,574	$22,405
Government	18,321	18,249
Mortgage-Backed	1,665	1,672
Asset-Backed	13,796	13,739

Total	$56,356	$56,065

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other than temporary impairment losses recorded in the three and nine months ended April 30, 2017 or 2016.

The following table summarizes marketable securities and related unrealized gains and losses as of April 30, 2017 and July 31, 2016:

April 30, 2017	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$27,791	$(37)
Securities > 12 months unrealized losses	12,993	(38)
Securities < 12 months unrealized gains	6,188	5
Securities > 12 months unrealized gains	9,055	17

Total	$56,027	$(53)

July 31, 2016	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$3,363	$(4)
Securities > 12 months unrealized losses	6,925	(17)
Securities < 12 months unrealized gains	21,894	19
Securities > 12 months unrealized gains	24,174	74

Total	$56,356	$72

Property and Equipment

Property and equipment acquired is recorded at cost. The Company records depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over five to seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of April 30, 2017 and July 31, 2016 are summarized as follows:

	April 30, 2017	July 31, 2016	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$27,538	$30,784	7
Machinery, equipment and internally manufactured systems	28,555	31,206	3-7
Office furniture and equipment	2,332	2,157	3-7
Purchased software	799	725	3
Land	2,508	2,508	—
Buildings	7,990	7,944	10-40 years
Leasehold improvements	11,995	10,312	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	81,717	85,636
Accumulated depreciation and amortization	(54,752)	(60,153)

Property and equipment, net	$26,965	$25,483

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

Segment information for the three and nine months ended April 30, 2017 and 2016 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended April 30, 2017
Net sales	$83,521	$20,114	$103,635
Income (loss) from operations	$11,298	$(2,412)	$8,886
Depreciation and amortization expense	$1,277	$258	$1,535

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended April 30, 2016
Net sales	$65,878	$16,359	$82,237
Income (loss) from operations	$979	$(355)	$624
Depreciation and amortization expense	$1,466	$240	$1,706

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Nine months ended April 30, 2017
Net sales	$212,604	$51,241	$263,845
Income (loss) from operations	$12,444	$(2,042)	$10,402
Depreciation and amortization expense	$3,978	$663	$4,641
Nine months ended April 30, 2016
Net sales	$178,427	$54,545	$232,972
Income (loss) from operations	$(5,932)	$542	$(5,390)
Depreciation and amortization expense	$4,374	$1,073	$5,447

The Company does not disclose total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales by geographic area for the three and nine months ended April 30, 2017 and 2016, along with its long-lived assets by location at April 30, 2017 and July 31, 2016, are summarized as follows:

	Three Months Ended April 30,		Nine months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Net sales:
United States	$23,223	$11,420	$49,928	$45,335
Malaysia	8,318	4,619	21,447	14,621
Hong Kong/China	14,943	16,621	31,464	40,654
Taiwan	13,654	6,686	39,208	22,757
Thailand	5,251	6,640	17,217	16,924
Philippines	14,582	9,100	32,975	25,982
Germany	6,615	7,297	20,694	18,201
Singapore	5,197	8,150	17,464	15,853
All other countries	11,852	11,704	33,448	32,645

Total Net Sales	$103,635	$82,237	$263,845	$232,972

	April 30, 2017	July 31, 2016
	(in thousands)
Long-lived assets:
United States	$12,934	$11,004
Germany	8,512	8,457
Malaysia	3,040	3,146
China	229	301
Singapore	442	784
Japan	842	878
Philippines	100	186

	April 30, 2017	July 31, 2016
	(in thousands)
Taiwan	404	243
All other countries	462	484

Total long-lived assets	$26,965	$25,483

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

As of April 30, 2017, the Company’s restructuring accrual represented obligations associated with the Company’s decision to close its engineering development site in Yerevan, Armenia, as well as severance and other post-employment obligations payable in connection with headcount reductions related to continued reorganization of its Fixtures segment. During the nine months ended April 30, 2017, the Company incurred costs to move its Milpitas, California office to a new location, costs associated with the Customer Repair Center move, reorganization of its Fixtures segment, and severance paid to an employee who did not transfer to Fastprint following the termination of a Transition Services Agreement with Fastprint.

In accordance with the provisions of Topic 420, Exit or Disposal Cost Obligation, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable.

The following table sets forth the Company’s restructuring accrual activity for the nine months ended April 30, 2017 and April 30, 2016:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2016	$142	$734	$876
Additions to expense	348	244	592
Accretion	—	253	253
Cash paid	(348)	(1,105)	(1,453)

Balance April 30, 2017	$142	126	$268

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$142	$126	$268

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2015	$684	$1,444	$2,128
Additions to expense	356	148	504
Accretion	—	289	289
Cash paid	(972)	(1,126)	(2,098)

Balance April 30, 2016	$68	$755	$823

Included in the Company’s Consolidated Balance Sheet:
Accrued expenses	$68	$755	$823

Balance April 30, 2016	$68	$755	$823

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2017 or July 31, 2016.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liabilities or costs that they may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company had not accrued a liability for these agreements as of April 30, 2017 or July 31, 2016.

As of April 30, 2017 the Company had approximately $60.9 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment lease obligations that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of April 30, 2017 are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
Remainder of 2017	$1,100	$163	$1,263
2018	3,550	440	3,990
2019	2,689	255	2,944
2020	2,187	118	2,305
2021	1,896	30	1,926
Thereafter	5,442	—	5,442

Total minimum lease payments	$16,864	$1,006	$17,870

7. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at April 30, 2017 and July 31, 2016:

	April 30, 2017	July 31, 2016
	(in thousands)
Accrued compensation	$14,863	$13,803
Accrued income and other taxes	6,425	2,191
Warranty reserve	3,176	2,725
Accrued commissions	2,281	2,814

	April 30, 2017	July 31, 2016
	(in thousands)
Accrued vendor liability	2,059	1,607
Accrued professional fees	2,400	1,524
Accrued restructuring	268	876
Lease restoration accrual	—	1,566
Other accrued expenses	3,604	4,482

Total accrued expenses	$35,076	$31,588

8. LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2017	July 31, 2016
	(in thousands)
Bank Term Loan under Credit Agreement	$20,000	$21,875
Bank Term Loan – Commerzbank	2,850	3,091

Total debt	22,850	24,966
Less: financing fees	(866)	(947)
Less: current portion	(3,444)	(2,822)

Total long-term debt	$18,540	$21,197

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2017	$727
2018	3,845
2019	16,345
2020	407
Thereafter	1,526

Total	$22,850

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”), or at a London Interbank Offered Rate (“LIBOR”) rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of April 30, 2017, the interest rate in effect on the Facility was 3.55%.

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

As of April 30, 2017, the Company was in compliance with all covenants under the Credit Agreement.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of April 30, 2017 and July 31, 2016:

		Fair Value Measurements at Reporting Date Using (in thousands)
April 30, 2017	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$92,310	$92,310	$—	$—
Marketable securities	56,027	13,358	42,669	—

Total assets	$148,337	$105,668	$42,669	$—

July 31, 2016	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$83,065	$83,065	$—	$—
Marketable securities	56,356	12,597	43,759	—

Total assets	$139,421	$95,662	$43,759	$—

(1)	Cash and cash equivalents as of April 30, 2017 and July 31, 2016 included cash held in operating accounts of approximately $91.3 million and $82.7 million, respectively that are not subject to fair value measurements. For purposes of this disclosure, they are included as having Level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s debt, which includes term loans, approximates fair value due to market interest. Debt at April 30, 2017 and July 31, 2016 was $22.9 million and $25.0 million, respectively. Within the hierarchy of fair value measurement, these are Level 2 inputs.

10. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions or in privately negotiated transactions (the “2015 Plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue the 2015 Plan at any time and the 2015 plan has no expiration date. As of June 9, 2017, the Company had repurchased 1,956,733 shares for approximately $12 million under the 2015 Plan.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company currently anticipates adopting the standard using the modified retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company is still conducting its assessment and will continue to evaluate the impact of this ASU on our financial position and results of operation.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this ASU in the first quarter of fiscal 2017. Adoption of this ASU did not have a material impact on its financial position and results of operation.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts that are identified during the measurement period after a business combination to be recognized in current period financial statements. The Company adopted this ASU in the first quarter of fiscal 2017. Adoption of this ASU did not have a material impact on its financial position or results of operation.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet. The amendments in ASU 2015-17 are intended to simplify the presentation of deferred income taxes. As of July 31, 2016, the Company has adopted ASU 2015-17 on a prospective basis and has not adjusted prior periods as a result of the adoption. As required by ASU 2015-17, all deferred tax assets and liabilities are now classified as non-current in the Company’s consolidated balance sheets.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

12. MERGER AGREEMENT

On April 7, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Unic Capital Management Co., Ltd., a Chinese company (“Parent”), and China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese

company (“Sponsor”), providing for the merger of a wholly owned subsidiary of Parent with and into Xcerra (the “Merger”), with Xcerra surviving the Merger as a wholly owned subsidiary of Parent. Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock that is outstanding immediately prior to the Effective Time (excluding any shares owned by Xcerra, Parent or Merger Sub or any direct or indirect wholly owned subsidiary of Parent or Merger Sub (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Massachusetts law) will be cancelled and automatically converted into the right to receive $10.25 in cash, without interest (the “Merger Consideration”).

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Agreement and Plan of Merger for additional details related to the pending Merger.

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

Agreement and Plan of Merger

On April 7, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Unic Capital Management Co., Ltd., a Chinese company (“Parent”), and China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company (“Sponsor”), providing for the merger of a wholly owned subsidiary of Parent (“Merger Sub”) with and into Xcerra (the “Merger”), with Xcerra surviving the Merger as a wholly owned subsidiary of Parent (the “Surviving Corporation”). The Merger Agreement was unanimously approved by Xcerra’s Board of Directors (the “Board”). Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, that is outstanding immediately prior to the Effective Time (excluding any shares owned by Xcerra, Parent or Merger Sub or any direct or indirect wholly owned subsidiary of Parent or Merger Sub (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Massachusetts law) will be cancelled and automatically converted into the right to receive $10.25 in cash, without interest (the “Merger Consideration”).

The obligations of the parties to consummate the Merger are subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) adoption of the Merger Agreement by the affirmative holders of two-thirds of the outstanding shares of our common stock, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), (iii) filings and approvals with or by certain governmental authorities, including governmental authorities in the People’s Republic of China (“PRC”) and Taiwan, (iv) review and clearance by the Committee on Foreign Investment in the United States (CIFUS), (v) the absence of certain governmental orders prohibiting the Merger, (vi) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (vii) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects.

We have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to carry on our business in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the closing of the Merger, (ii) not to engage in specified types of transactions or take certain actions during the interim period unless consented to in writing by Parent, (iii) subject to certain exceptions, not to solicit alternative transactions and (iv) subject to certain exceptions, not to withhold or withdraw (or qualify or modify in a manner adverse to Parent) the recommendation of the Board that our stockholders adopt the Merger Agreement. The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, including in connection with the Company’s entry into a definitive agreement providing for the consummation of a superior proposal as permitted under the Merger Agreement, the Company will be required to pay Parent a termination fee of $22.8 million.

The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay the Company a termination fee of $22.8 million (the “Parent Termination Fee”). The Parent Termination Fee will become payable from Parent to the Company if the Merger Agreement is terminated by the Company in the event that (i) Parent breaches its representations and warranties or covenants such that the applicable closing condition regarding representations and warranties or performance of covenants would not be satisfied (subject to specified cure rights), (ii) all of Parent’s conditions to closing are satisfied or waived and Parent has failed to consummate the Merger, (iii) the Merger is not consummated by the Termination Date (as defined in the Merger Agreement) and, at such time, all conditions to the Merger have been satisfied other than those resulting from any failure to obtain certain required approvals from governmental authorities in the PRC or (iv) any governmental authority in the PRC shall have enacted, issued or promulgated any law or order making the Merger illegal or otherwise preventing the consummation of the Merger; provided, that the Parent Termination Fee payable by Parent as a result of termination of the Merger Agreement under the circumstances described in clauses (iii) and (iv) is equal to $14.25 million. The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on April 10, 2017. In addition, see Part II, Item 1A. Risk Factors of this Form 10-Q, which is incorporated herein by reference, for a discussion of certain risks due to the announcement and pendency of the Merger or the failure of the Merger to be completed that could have a material adverse effect on our business and operating results. These risks include, but are not limited to, the diversion of management and employee attention, potential employee attrition, potential adverse reactions or changes to our business relationships with customers, partners, and suppliers and uncertainty surrounding our future plans and prospects.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with Topic 830, Foreign Currency Matters, to the Financial Accounting Standards Board Certification, or FASB ASC. The functional currency of our tester group is the U.S. Dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were ($0.1) million and $0.7 million, for the three and nine months ended April 30, 2017, respectively, and ($1.5) million and $0.5 million, for the three and nine months ended April 30, 2016, respectively. The functional currency of our ECT, atg and Multitest businesses is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive (loss) income.

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

As of April 30, 2017, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit. As of April 30, 2017, there were no triggering events that required us to perform interim impairment testing.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with Topic 360, Property, Plant and Equipment, to the FASB ASC, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of April 30, 2017 and July 31, 2016, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except for percentage changes and per share data):

	Statement of Operations
	Three Months Ended April 30,			Nine months Ended April 30,
	2017	2016	% Change	2017	2016	% Change
Net product sales	$97,658	$76,088	28%	$246,927	$214,146	15%
Net service sales	5,977	6,149	(3)	16,918	18,826	(10)

Net sales	103,635	82,237	26	263,845	232,972	13
Cost of sales	57,310	46,333	24	148,373	135,231	10

Gross profit	46,325	35,904	29	115,472	97,741	18
Engineering and product development expenses	15,581	15,438	1	45,891	45,335	1
Selling, general and administrative expenses	21,523	19,475	11	58,069	56,335	3
Amortization of purchased intangible assets	148	247	(40)	518	957	(46)
Restructuring	187	120	56	592	504	17

Income (loss) from operations	8,886	624	1324	10,402	(5,390)	(293)
Other income (expense):
Interest expense	(250)	(219)	14	(894)	(776)	15
Interest income	190	157	21	529	408	30
Other income, net	3	(1,357)	(100)	1,751	861	103

Income (loss) before provision for income taxes	8,829	(795)	(1211)	11,788	(4,897)	(341)
Provision for (benefit from) income taxes	1,281	(1,763)	(173)	1,650	828	99

Income (loss) from continuing operations	7,548	968	680	10,138	(5,725)	(277)
Income from discontinued operations, net of tax	—	2,189	(100)	—	9,765	(100)

Net income	$7,548	$3,157	139%	$10,138	$4,040	151%

Basic net income per share:

Basic net income per share	$0.14	$0.06		$0.19	$0.08

Diluted net income per share:

Diluted net income per share	$0.14	$0.06		$0.19	$0.07

Weighted-average common and common equivalent shares used in computing net loss per share:
Basic	54,259	53,506		54,080	53,837
Diluted	55,043	53,506		54,661	53,897

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as a percentage of net sales:

	Percentage of Net Sales
	Three Months Ended April 30,		Nine months Ended April 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.3	56.3	56.2	58.0

Gross profit	44.7	43.7	43.8	42.0
Engineering and product development expenses	15.0	18.8	17.4	19.5
Selling, general and administrative expenses	20.8	23.7	22.0	24.2
Amortization of purchased intangible assets	0.1	0.3	0.2	0.4
Restructuring	0.2	0.1	0.2	0.2

Income (loss) from operations	8.6	0.8	3.9	(2.3)
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.3)	(0.3)
Interest income	0.2	0.2	0.2	0.2
Other income, net	0.0	(1.7)	0.7	0.4

Income (loss) before provision for income taxes	8.6	(1.0)	4.5	(2.1)
Provision for (benefit from) income taxes	1.2	(2.1)	0.6	0.4

Income (loss) from continuing operations	7.3	1.2	3.8	(2.5)
Income from discontinued operations, net of tax	—	2.7	—	4.2

Net income	7.3%	3.8%	3.8%	1.7%

Three and Nine months Ended April 30, 2017 Compared to the Three and Nine months Ended April 30, 2016

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

Net sales. The increase in net sales for the three months ending April 30, 2017, compared to the three months ending April 30, 2016, was driven by positive business trends in our Semiconductor Test Solutions (STS) reportable segment as well as increases in most of the business units in our Electronic Manufacturing Solutions (EMS) reportable segment. For the nine months ended April 30, 2017, increases in the STS reportable segment more than offset decreases in the EMS reportable segment.

Our STS reportable segment net sales for the three and nine months ended April 30, 2017 increased as compared to the same periods in 2016 by $17.6 million or 26.8% and $34.2 million or 19.2%, respectively, as the semiconductor market is experiencing a return to growth during this period. Our EMS reportable segment net sales for the three months ended April 30, 2017 as compared to the same period in 2016 increased by $3.8 million or 23% but was lower by $3.3 million or 6.1% for the nine months ended April 30, 2017 compared to the same period in 2016. Strengthening in our PCB Test segment drove the positive results in the quarter ending April 30, 2017 for the EMS reportable segment.

Service revenue from our STS reportable segment decreased by 2.8% and 10.1% in the three and nine months ended April 30, 2017, respectively, as compared to the three and nine months ended April 30, 2016, primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower priced service contracts based on the lower average selling price of the underlying testers.

Gross profit. The increase in gross profit for the three months ended April 30, 2017 compared to the three months ended April 30, 2016 was primarily due to the increase in net sales in both reporting segments. For the nine months ended April 30, 2017 compared to nine months ended April 30, 2017, increased profitability was due to the STS reportable segment increase in revenue.

Engineering and product development expenses. The increase in engineering and product development expenses for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016 was due primarily to higher project spending in the comparative periods.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016 was due to higher variable compensation on higher revenue, and an increase in legal expenses associated with the Merger Agreement.

Amortization of purchased intangible assets. The decrease in amortization for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets acquired from our acquisition of ECT, Multitest and atg in 2014 and Titan in fiscal 2015.

Restructuring. The restructuring expense recorded in the three months ended April 30, 2017 related primarily to our announcement to close our engineering development center in Armenia. Restructuring expense for the nine months ended April 30, 2017 also included move costs and severance related to the relocation of our facility in Milpitas, California, the move of our Customer Repair Center from Milpitas, California to Asia, reorganization of our Fixtures segment, and severance paid to an employee who was part of a Transition Services Agreement with Fastprint and did not transfer to the new organization.

Income (loss) from operations. We reported income from operations of $8.9 million for the three months ended April 30, 2017, as compared to income from operations of $0.6 million for the three months ended April 30, 2016. This increase year over year was primarily driven by higher net sales and higher gross margin.

Our STS reportable segment had income from operations of $11.3 million and $12.4 million for the three and nine months ended April 30, 2017, respectively, as compared to income of $1.0 million and a loss of $5.9 million for the three and nine months ended April 30, 2016, respectively. This increase was largely driven by the improvement in all of our segments within the STS reportable segment which experienced improved industry conditions.

Our EMS reportable segment reported a loss from operations of $2.4 million for the three months ended April 30, 2017 and loss from operations of $2.0 million for the nine months ended April 30, 2017, as compared to loss from operations of $0.4 million and income from operations of $0.6 million for the three and nine months ended April 30, 2016, respectively. Corporate allocated charges contributed to the decline in profitability in the periods presented.

Interest expense. The increase in interest expense for the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016 was due to the underlying amortization schedules for our facility restructuring obligation and our debt amortization costs.

Interest income. Interest income increased slightly in the three and nine months ended April 30, 2017 compared to the three and nine months ended April 30, 2016 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other income (expense), net. Includes the impact of fluctuations in foreign exchange rates. For the three and nine months ended April 30, 2017 we recognized ($0.1) million and $0.7 million, respectively, of foreign exchange gains, as compared to ($1.5) million and $0.5 million, for the three and nine months ended April 30, 2016, respectively. This fluctuation is largely driven by the relationship of the USD to the Euro and Malaysian Ringgit. For the nine months ended April 30, 2017, other income also includes approximately $0.6 million of proceeds from the sale of unused IP addresses.

Provision for (benefit from) income taxes. We recorded an income provision of $1.3 million and $1.7 million in the three and nine months ended April 30, 2017, respectively, primarily due to foreign taxes in profitable locations. We recorded an income tax benefit of $1.8 million and an income tax provision of $0.8 million, in the three and nine months ended April 30, 2016, respectively, primarily due to foreign taxes in profitable locations and includes a tax benefit associated with the intraperiod tax allocation related with the sale of Harbor.

As of April 30, 2017 and July 31, 2016 our liability for unrecognized income tax benefits was $6.1 million and $6.3 million, respectively (of which $2.6 million and $2.7 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Discontinued operations. We completed the sale of our Interface Board Business on November 30, 2015. This business generated income from operations of $0.2 million and a loss from operations of $1.6 million for the three and nine months ended April 30, 2016.

During the twelve months ending July 31, 2016, we recognized a gain from the sale of the Interface Board Business of $10.2 million, net of tax. This gain includes a receivable of $2.3 million that was a holdback provision of the sale agreement, and was payable to us by the buyer on the twelve month anniversary of the sale, or November 30, 2016. This amount was included in Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet as of July 31, 2016. On December 1, 2016 we received payment of $2.3 million for the Purchase Price previously withheld from the sale of the Interface Board Business. The business generated a loss of $1.5 million during the twelve months ending July 31, 2016, so the total income from discontinued operations for the twelve months ending July 31, 2016 was $8.7 million.

Comprehensive income (loss). During the three and nine months ended April 30, 2017, we recognized $0.8 million and $(1.8) million, respectively, of unrealized gains and losses from currency translation, largely driven by the fluctuation of the Malaysian Ringgit and Euro to the U.S. Dollar. During the three and nine months ended April 30, 2016, we recognized $3.8 million and $0.3 million, respectively, of unrealized income from currency translation, largely driven by the weakening of the Malaysian Ringgit and Euro to the U.S. Dollar.

Liquidity and Capital Resources

Working Capital: The following summarizes our cash, cash equivalents, marketable securities and working capital:

(in thousands)	April 30, 2017	July 31, 2016	$ Change	% Change
Cash, cash equivalents and marketable securities	$148,337	$139,421	$8,916	6.4%
Working capital	$239,004	$230,688	$8,316	3.6%

The following is a summary of significant items impacting our liquidity and capital resources for the nine months ended April 30, 2017 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2016	$139.4
Proceeds from sale of property and equipment	1.4
Proceeds from Fastprint	2.3
Payments on tax withholdings for vested RSUs	(1.5)
Capital expenditures	(5.5)
Payment of bank term loan	(2.1)
Effect of exchange rate changes in cash	(0.6)
Other cash provided, primarily by operating activities, net	14.9

Cash and cash equivalents and marketable securities at April 30, 2017	$148.3

Operating Activities: Operating cash flows for the nine months ended April 30, 2017 consist of our net income, adjusted for-non cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash generated in operating activities was $15.0 million for the nine months ended April 30, 2017. Net cash generated by operating activities were impacted by changes in current assets and liabilities and included increases in accounts receivable of $0.7 million, inventories of $11.6 million, prepaid expenses and other assets of $6.2 million, and higher accounts payable $6.9 million, accrued expenses of $2.9 million and deferred revenue and customer advances of $0.6 million.

Net cash used in operating activities for the nine months ended April 30, 2016 was $7.6 million. Net cash used by operating activities were impacted by changes in current assets and liabilities and included a decrease in accounts receivable of $4.6 million, increases in inventories of $10.6 million, prepaid expenses and other assets of $1.1 million, and lower accounts payable $0.3 million, lower accrued expenses of $5.4 million and higher deferred revenue and customer advances of $0.7 million.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investments maturities, asset disposals and cash used for purchase of investments and business acquisitions. Net cash used in investing activities for the nine months ended April 30, 2017 totaled $2.0 million and included $5.5 million of capital expenditures primarily related to our new leased facility in Milpitas, California, and certain engineering projects, partially offset by $2.3 million proceeds from the sale of our Interface Board Business and $1.4 million proceeds from the sale of land.

Net cash provided by investing activities for the nine months ended April 30, 2016 was $20.0 million, driven by $21.4 million of proceeds from the sale of our Interface Board Business, partially offset by $2.2 million of capital expenditures primarily related certain engineering projects.

Financing Activities: Cash flows used in financing activities consisted primarily of net proceeds from issuance of employee stock purchase program, repayment of bank term loans, repurchases of common stock, and settlement of the minimum statutory tax withholding requirements paid by us on behalf of our employees upon vesting of restricted stock units. For the nine months ended April 30, 2017 the net cash used of $3.2 million consisted of the repayment of term loans of $2.1 million and payment of tax withholdings from employee’s vested restricted stock units of $1.5 million, partially offset by $0.4 million from the proceeds of the employee’s stock purchase plan.

For the nine months ended April 30, 2016 the net cash used in financing activities of $14.7 million consisted repurchases of common stock $12.0 million, the repayment of term loans of $1.8 million and payment of tax withholdings from employee’s vested restricted stock units of $1.4 million, partially offset by $0.5 million from the proceeds of the employee’s stock purchase plan.

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of April 30, 2017, the interest rate in effect on the Facility was 3.55%.

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

As of April 30, 2017, we were in compliance with all covenants under the Credit Agreement.

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

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions or in privately negotiated transactions (the 2015 Plan). This repurchase program supersedes the 2011 repurchase program Plan (the 2011 Plan) which was announced on September 15, 2011 and under which we purchased 3,294,666 shares for $18.7 million. As a result there were no shares available for repurchase under the 2011 Plan following approval of the 2015 Plan. We may suspend or discontinue 2015 Plan at any time and the program has no expiration date. As of June 7, 2017, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of April 30, 2017, our major outstanding contractual obligations are related to our bank term loans, rental properties, other operating leases, inventory purchase commitments, and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2017.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2017.

The aggregate outstanding amount of our contractual obligations was $102.7 million as of April 30, 2017. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of April 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2017	2018-2019	2020-2021	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$17,870	$1,263	$6,934	$4,231	$5,442
Inventory commitments	60,889	40,069	20,450	47	323
Severance	142	142	—	—	—
Bank term loan—principal and interest	23,780	872	20,861	888	1,159

Total Contractual Obligations	$102,681	$42,346	$48,245	$5,166	$6,924

We also expect to invest approximately $1.8 million in capital expenditures and other investments for the remainder of the fiscal year ending July 31, 2017.

Off-Balance Sheet Arrangements

As of April 30, 2017 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the price of our common stock.*

The closing of the Merger is subject to various customary conditions, including, among others, (i) adoption of the Merger Agreement by the affirmative vote of holders of two-thirds of the outstanding shares of our common stock, (ii) the expiration or termination of the applicable waiting period under the HSR Act, (iii) filings and approvals with or by certain governmental authorities, including governmental authorities in the PRC and Taiwan and (iv) review and clearance by CFIUS. In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•	our current stock price likely reflects a market assumption that the proposed Merger will occur, meaning that a failure to complete the proposed Merger could result in a decline in the price of our common stock;

•	we have incurred, and continue to incur, significant transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•	a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally, and could have an adverse effect on our on-going operations including, but not limited to, retaining and attracting employees; and

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay Parent a termination fee.

The announcement and pendency of our proposed acquisition by Parent could adversely affect our business, financial condition, and results of operations.*

The announcement and pendency of the proposed Merger could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the Merger, include:

•	diversion of significant management and employee time and resources towards the completion of the Merger;

•	impairment of our ability to attract and retain key personnel;

•	inability to take advantage of alternative business opportunities or effectively respond to competitive pressures or industry developments;

•	difficulties maintaining relationships with employees, customers and other business partners and suppliers;

•	restrictions on the conduct of our business prior to the completion of the Merger, which prevent us from taking specified actions without the prior consent of Parent, which we might otherwise take in the absence of the Merger Agreement; and

•	potential litigation, if any, relating to the Merger and the related costs of any such litigation.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.*

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $22.8 million to Parent. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

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

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt. *

As of April 30, 2017, our outstanding indebtedness was approximately $22.9 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may need additional financing, which could be difficult to obtain or limit our operational flexibility. *

We believe our cash, cash equivalents, and marketable securities balance of $148.3 million as of April 30, 2017 will be sufficient to fund our ongoing operations and inorganic business growth opportunities, for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

Our stock price is volatile.*

In the nine months ended April 30, 2017, our stock price ranged from a low of $5.14 to a high of $10.01. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 3, 2015 through April 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program – 9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697
Three months ended 4/30/2016	—	$—	—	$18,046,697
Three months ended 7/31/2016	—	$—	—	$18,046,697
Three months ended 10/31/2016	—	$—	—	$18,046,697
Three months ended 1/31/2017	—	$—	—	$18,046,697
Month ended February 28, 2017	—	$—	—	$18,046,697
Month ended March 31, 2017	—	$—	—	$18,046,697
Month ended April 30, 2017	—	$—	—	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Plan”). This repurchase program supersedes the 2011 repurchase program that was announced on September 15, 2011 (the “2011 Plan”), and as a result there are no shares available for repurchase under the 2011 Plan. As of June 7, 2017 we have repurchased 1,956,733 shares for approximately $12.0 million under the 2015 Plan.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: June 7, 2017	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1 *	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2 *	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith