Form 10-K
period 2017-07-31
Xcerra Corp
filed 2017-09-11
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was $400,580,260

Number of outstanding shares of Common Stock as of September 7, 2017: 54,711,698

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement in connection with its 2017 Annual Meeting of Stockholders, or an amendment on Form 10-K/A, are incorporated by reference into Part III of this Form 10-K, as indicated herein.

XCERRA CORPORATION

PART I

Item 1.

Business Introduction

Xcerra Corporation (Xcerra, the Company, we or us), formerly known as LTX-Credence Corporation, is a global provider of test and handling capital equipment, interface products, test fixtures and related services to the semiconductor and electronics manufacturing industries. We design, manufacture and market products and services that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. We operate in the semiconductor and electronics manufacturing test markets through our atg-Luther & Maelzer, Everett Charles Technologies (ECT), LTX-Credence and Multitest businesses. We have a broad spectrum of semiconductor and printed circuit board (PCB) test expertise that drives innovative new products and services and our ability to deliver fully integrated semiconductor test solutions.

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

We sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the Assets), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the Assumed Liabilities), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the Purchase Price). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the Accrued U.S. Compensation Amount). At the Closing, Fastprint paid Everett Charles, as designated by us, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price was payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. As of the first anniversary date of the Closing, there were no claims for indemnification made by Fastprint, and the holdback was paid to ECT on December 1, 2016.

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

We are headquartered and have a development facility in Norwood, Massachusetts. We also have manufacturing and other development facilities located in Milpitas, and Fontana, California; Rosenheim, Germany; Wertheim, Germany; Shenzhen, China; Singapore; Penang, Malaysia and Hsinchu City, Taiwan and sales and service facilities located across the world to support our customer base. As a result of the sale of our Interface Board Business to Fastprint, we no longer operate a facility in Santa Clara, California.

We were incorporated in Massachusetts in 1976 as LTX Corporation. In connection with our August 2008 merger with Credence Systems Corporation, we changed our name to LTX-Credence Corporation and, following the acquisition of our Multitest and ECT businesses, we changed our name to Xcerra Corporation in May 2014. Our principal executive offices and global headquarters are located at 825 University Avenue, Norwood, Massachusetts 02062, and our telephone number is 781-461-1000. Our common stock trades on the NASDAQ Global Market under the symbol “XCRA.” The terms “Xcerra,” the “Company,” “we,” “our,” and “us” refer to Xcerra Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, in the “Investors” section of our website at www.xcerra.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Pending Acquisition

On April 7, 2017, we entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) with Unic Capital Management Co., Ltd., a Chinese company (Unic Capital) and China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company (Sponsor) and Unic Acquisition Corporation, a Massachusetts corporation (Merger Sub). On August 4, 2017, pursuant to that certain Assignment and Assumption Agreement, by and among Unic Capital, Hubei Xinyan Equity Investment Partnership (Limited Partnership), a Chinese limited partnership (Parent) and Xcerra, Unic Capital irrevocably transferred, conveyed, assigned and delivered to Parent all of Unic Capital’s right, interest, benefits, liabilities and obligations in and under the Merger Agreement, and Parent accepted, assumed and agreed to pay, perform, fulfill and discharge all obligations and liabilities of Unic Capital arising under or relating to the Merger Agreement; provided, however, that in the case where Parent is unable to pay, perform, fulfill or discharge all obligations and liabilities under the Merger Agreement, Unic Capital will remain wholly liable. Also on August 4, 2017, an amendment to the Merger Agreement was entered into by and among Parent, Sponsor and the Company, pursuant to which, upon the satisfaction or waiver of the conditions to the closing set forth in the Merger Agreement, Merger Sub will, at the closing, merge with and into the Company (the Merger), and the Company will become a controlled subsidiary of Parent and our stockholders will receive $10.25 in cash, without interest, less any required tax withholding, for each share of our common stock.

Assuming timely satisfaction of the necessary closing conditions, we anticipate that the Merger will be completed in our fiscal year ending July 31, 2018. For additional information related to the Merger Agreement, please refer to the final proxy statement on Schedule 14A filed with the SEC on September 5, 2017, which includes the full text of the Merger Agreement attached as Annex A.

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

Products and Services

We offer a wide range of products and services to the semiconductor and electronics manufacturing industries, including semiconductor automated test equipment (ATE), test handlers, bare board PCB test equipment, test contactors, probe pins and loaded PCB test fixtures. In accordance with the provisions of Financial Accounting Standards Board (FASB) Topic 280, Segment Reporting to the FASB ASC (ASC 280), for the fiscal year ended July 31, 2017 (fiscal 2017), we determined that we have six operating segments

(Semiconductor Test, Semiconductor Handlers, Contactors, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, we determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, we have two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers, and Contactors operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins, and Fixtures operating segments. This financial reporting structure was implemented effective as of December 1, 2013, the acquisition date of Multitest and ECT. Refer to Note 10, Segment, Industry and Geographic and Significant Customer Segment Information, contained in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for more information on our reportable segments.

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

Services. Our worldwide service organization is capable of performing installations and necessary maintenance of test and handling systems sold by us, including routine servicing of spare parts manufactured by third parties. We provide various parts and labor warranties on test and handling systems and instruments designed and manufactured by us and warranties on certain components that have been purchased from other manufacturers and incorporated into our test and handling systems. We also provide training on the maintenance and operation of test and handling systems we sell. Service revenues from our Semiconductor Test segment maintenance and service contracts were $22.1 million or 6 % of net sales for fiscal 2017, $24.1 million, or 7% of net sales in fiscal year ended July 31, 2016 (fiscal 2016); and $28.6 million, or 8% of net sales, in the fiscal year ended July 31, 2015 (fiscal 2015).

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

Sales and Distribution

We sell our products through a combination of a worldwide internal direct sales organization and external distributors for each of our reportable segments. Our direct sales organization is structured around key accounts, with a sales force of 150 people as of July 31, 2017. We also use third party distributors to sell our products in certain markets such as in Taiwan, China, Japan, South Korea, and other countries in Southeast Asia.

Our sales to customers outside the United States are primarily denominated in United States dollars, Euro and Malaysian Ringgit. Our sales outside the United States composed 82%, 82%, and 79%, of total net sales in fiscal 2017, 2016, and 2015, respectively. See Note 10 to our Consolidated Financial Statements for additional information relating to revenues derived from sales to customers outside the United States.

Customers

	For the fiscal years ended July 31,
	2017	2016	2015
The following customers had net sales in excess of 10% of our total net sales for the periods indicated:
Spirox (1)	15%	19%	13%

Net sales to the top ten customers were 59%, 55%, and 54% of net sales in fiscal 2017, 2016, and 2015, respectively.

(1)	Spirox is our third-party sales distributor for Taiwan and China. There are no end customers sold through Spirox that represent greater than 10% of our net sales for any period presented.

A representative list of our customers includes:

Amkor	HiSilicon	Rohm
Analog Devices	Infineon Technologies	Samsung
AT&S	Intersil	Sigurd
ams AG	KYEC	Skyworks Solutions
ASE	Maxim Integrated Products	Spirox
Robert Bosch GmbH	Mediatek	STATSChipPac
Broadcom	Melexis	STMicroelectronics
Carsem	Microchip Technology	Texas Instruments
Chipmos	Murata	TTM Technologies
Continental	Nordic Semiconductor	Unisem
Elmos	RichTek	Wurth
Giga Solution

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

We believe our key competitive strengths include:

•

Technologically advanced products well suited for industry’s high volume applications. Our breadth of capital equipment, including semiconductor ATE, test handlers and PCB testers, and consumables, including electronic interconnect and interface products, enable us to design solutions that lower the cost of testing, improve operating effectiveness of the test cell and reduce time to high volume production for our customers.

•

Uniquely positioned as total test cell solutions provider. The combination of our semiconductor ATE, test handlers, load boards and test contactors products enables us to provide customers with a complete solution that optimizes performance for selected test cell configurations.

•

Focused on fast growing segments within the semiconductor and PCB markets. We believe, based on management estimates, that we increased our addressable market to over $4 billion (including the since divested Interface Board Business) through the acquisition of Multitest and ECT businesses in 2013 and through strategic internal product development. We believe that our core end-markets, which include analog/mixed-signal, microcontroller, RF, power management and automotive, should grow in excess of broader semiconductor and electronics test markets.

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

•

Strong recurring revenue model enables through-cycle profitability. Our acquisition of Multitest and ECT more than doubled our recurring revenue base, which now comprises approximately 60% of our total revenue. Our consumables products are unit driven, recurring in nature, and less volatile during cycle downturns compared with our capital equipment products.

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

Backlog

At July 31, 2017, our backlog of unfilled orders for all products and services was $84.7 million, compared with $54.3 million at July 31, 2016. The $30.4 million, or 56%, increase was primarily due to stronger bookings during fiscal 2017 driven by strength in the mobility, automotive, and MEMS and sensors markets, primarily in the Semiconductor Test segment. Historically, our test systems generally ship within twelve weeks of receipt of a customer’s purchase order. Our probes and contactors generally ship within one to three weeks of a customer’s purchase order. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period.

The backlog as of July 31, 2017 for our reportable segments was as follows (in millions):

Semiconductor Test Solutions	$72.7
Electronic Manufacturing Solutions	12.0

Total	$84.7

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

Employees

At July 31, 2017, we had 1,640 employees and temporary workers. None of our employees is represented by a labor union, and we have experienced no work stoppages during our history. Many of our employees are highly skilled, and we believe our future success will depend in large part on our ability to retain these employees and attract new, highly-skilled employees. We consider relations with our employees to be good.

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

The proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the price of our common stock.

The closing of the Merger is subject to various customary conditions, including, among others, (i) adoption of the Merger Agreement by the affirmative vote of holders of two-thirds of the outstanding shares of our common stock, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act), (iii) filings and approvals with or by certain governmental authorities, including governmental authorities in the People’s Republic of China (PRC) and Taiwan and (iv) review and clearance by the Committee on Foreign Investment in the United States (CFIUS). In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

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

The announcement and pendency of our proposed acquisition by Parent could adversely affect our business, financial condition, and results of operations.

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

•	potential litigation relating to the Merger and the related costs of any such litigation.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.

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

The semiconductor and electronics manufacturing industries are highly concentrated, and a small number of semiconductor device manufacturers, contract assemblers, and electronics manufacturers account for a substantial portion of the purchases of capital equipment generally, including our equipment. We expect customer concentration to increase because of continuing consolidation in the semiconductor manufacturing industry. Our top customer in fiscal 2017, fiscal 2016 and fiscal 2015 was Spirox, which accounted for 15%, 19%, and 13%, respectively, of our net sales in those years. Sales to the top ten customers were 59%, 55%, and 54%, of net sales in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

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

As of July 31, 2017, our outstanding indebtedness was approximately $22.2 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We believe our cash, cash equivalents, and marketable securities balance of $160.7 million as of July 31, 2017 will be sufficient to fund our ongoing operations for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all. Further, if we issue additional equity or equity-linked securities to obtain financing, stockholders may experience dilution. If we incur substantial additional indebtedness in the future, the risks described above under “Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt” would intensify.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 82% of our revenues for fiscal 2017 and fiscal 2016, and 79% of our revenues for fiscal 2015. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier for our test systems in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions, including in the United States.

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

Our stock price is volatile.

In the twelve months ended July 31, 2017, our stock price ranged from a low of $5.14 to a high of $10.01. The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

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

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information about our principal facilities:

Location	Reportable Segment	Major Activities	Approximate Square Feet of Floor Space
Properties Owned
Rosenheim, Germany	Semiconductor Test Solutions	2, 3, 4, 5	216,500
Penang, Malaysia	Semiconductor Test Solutions	2, 3, 4	18,000
Properties Leased:
Norwood, Massachusetts	Semiconductor Test Solutions	1, 2, 4, 5	56,400
Fontana, California	Electronic Manufacturing Solutions	2, 3, 4, 5	33,700
Milpitas, California	Semiconductor Test Solutions	2, 4, 5	31,400

Other Properties Leased:
North America	Semiconductor Test Solutions	2, 4	24,000
	Electronic Manufacturing Solutions	2, 3, 4	18,800
Europe	Semiconductor Test Solutions	2, 4	103,400
	Electronic Manufacturing Solutions	2, 3, 4, 5	42,700
Asia	Semiconductor Test Solutions	2, 4, 5	60,500
	Electronic Manufacturing Solutions	2, 3, 4, 5	78,000

Major activities have been separated into the following categories: 1. Corporate Administration/Principal Executive Offices and Global Headquarters, 2. Sales, Service and Customer Support, 3. Manufacturing, 4. Engineering and Product Development, and 5. Marketing, Finance and General Administration

We also own 4.0 acres of land in Hillsboro, Oregon as a result of our merger with Credence in 2008. As of July 31, 2017 this land is included in Assets Held for Sale on our Consolidated Balance Sheet, as we are actively marketing the property. One parcel was sold during fiscal 2017.

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

On August 22, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Chris Stallings v. Xcerra Corporation, et al., C.A. No. 1:17-cv-11579. The complaint alleges, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other things, either to enjoin the Company and the Board from conducting the stockholder vote on the Merger unless and until the allegedly omitted material information is disclosed to the Company’s stockholders or, in the event the Merger is consummated, to recover damages resulting from the Company’s and the Board’s violations of federal securities laws and regulations.

On August 23, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, each member of the Board, Parent, Unic Capital, Sponsor and Merger Sub, captioned Robert Berg v. Xcerra Corporation et. al., Case No. 1:17-cv-11583. The complaint alleges, among other things, that the Company, the Board, Parent, Unic Capital, Sponsor and Merger Sub violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that omits material information with respect to the proposed Merger, which renders the proxy statement false and misleading. The complaint seeks, among other things, either to enjoin the Company, the Board, Parent, Unic Capital, Sponsor and Merger Sub from proceeding with, consummating or closing the Merger or, in the event the Merger is consummated, to rescind the Merger and set aside or award rescissory damages.

The Company is reviewing the complaints and has not yet formally responded to them, but believes that the plaintiffs’ allegations are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Company’s defense of the actions will be successful. Additional complaints containing substantially similar allegations may be filed in the future.

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

Our common stock trades on the NASDAQ Global Market under the symbol XCRA. The following table shows the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

Period	High	Low
Fiscal Year Ended July 31, 2017
First Quarter	$6.22	$5.14
Second Quarter	7.99	5.32
Third Quarter	10.01	7.21
Fourth Quarter	10.00	9.05
Fiscal Year Ended July 31, 2016
First Quarter	$7.26	$5.77
Second Quarter	7.36	5.06
Third Quarter	6.55	4.93
Fourth Quarter	7.60	5.51

We have never declared or paid any dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

As of September 1, 2017, we had approximately 229 stockholders of record of our common stock.

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 15, 2011 through July 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program – 9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697
Three months ended 4/30/2016	—	$—	—	$18,046,697
Three months ended 7/31/2016	—	$—	—	$18,046,697
Twelve months ended 7/31/17	—	$—	—	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Repurchase Plan”). This repurchase program supersedes the 2011 repurchase program, and as a result there are no shares available for repurchase under the 2011 plan. As of the July 31, 2017, we have repurchased 1,956,733 shares for $12.0 million under the 2015 Repurchase Plan.

Securities Authorized for Issuance under Equity Compensation Plans

Under our equity compensation plans, we can issue stock options and restricted stock units (RSUs). The following table shows information relating to our equity compensation plans as of July 31, 2017.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders	2,069,591	$6.85	3,433,998	*
Equity compensation plans not approved by security holders	—	—	—

Total	2,069,591	$6.85	3,433,998	*

*	Includes 920,737 shares available for issuance under an employee stock purchase plan which is intended to qualify as such under Section 423 of the Internal Revenue Code (IRC).

Item 6.	Selected Financial Data

The following table contains our selected consolidated financial data and is qualified by the more detailed consolidated financial statements and notes thereto included elsewhere in this report. The selected consolidated financial data for and as of the end of each of the five fiscal years in the period ended July 31, 2017 are derived from our audited consolidated financial statements.

	Fiscal Years Ended July 31, (In thousands except per share data)
	2017 (1)	2016 (1)	2015 (1)	2014 (1)	2013
Consolidated Statements of Operations Data:
Net sales	$390,771	$324,206	$397,978	$305,106	$151,982
Cost of sales	217,662	184,280	218,064	165,248	71,223
Engineering and product development expenses	61,689	60,929	64,157	60,733	52,314
Selling, general and administrative expenses	82,141	76,742	82,124	77,017	39,253
Amortization of purchased intangible assets	676	1,203	1,834	1,936	1,582
Restructuring	791	924	2,206	3,943	476

Income (loss) from continuing operations	27,812	128	29,593	(3,771)	(12,866)
Bargain purchase gain	—	—	—	8,621	—
Other income (expense), net	687	671	4,513	(1,992)	464

Income (loss) from continuing operations before provision for income taxes	28,499	799	34,106	2,858	(12,402)
Provision for (benefit from) income taxes	5,944	(1,660)	2,588	767	(275)

Income (loss) from continuing operations	22,555	2,459	31,518	2,091	(12,127)
Income (loss) from discontinued operations, net of tax	—	8,715	(3,292)	(1,258)	—

Net income (loss)	$22,555	$11,174	$28,226	$833	$(12,127)

Basic net income (loss) per share:
Net income (loss) from continuing operations	$0.42	$0.05	$0.59	$0.04	$(0.25)
Net income (loss) from discontinued operations, net of tax	—	0.16	(0.06)	(0.02)	—

Basic net income (loss) per share	$0.42	$0.21	$0.53	$0.02	$(0.25)

Diluted net income (loss) per share:
Net income (loss) from continuing operations	$0.41	$0.05	$0.58	$0.04	$(0.25)
Net income (loss) from discontinued operations, net of tax	—	0.16	(0.06)	(0.02)	—

Diluted net income (loss) per share	$0.41	$0.21	$0.52	$0.02	$(0.25)

Weighted average common shares used in computing net income (loss) per share:
Basic	54,127	53,783	53,658	48,214	47,719
Diluted	54,872	53,974	54,531	49,150	47,719
Consolidated Balance Sheet Data:
Working capital	$256,902	$230,688	$225,337	$192,109	$147,393
Property and equipment, net	28,509	25,483	31,450	32,153	16,647
Total assets	438,613	378,083	387,475	364,143	247,601
Total debt	21,327	24,019	26,447	68,748	—
Stockholders’ equity	313,679	281,838	278,468	204,619	198,497
Other Information:
Current ratio	3.61	4.48	4.04	3.31	4.91
Asset turnover	0.89	0.86	1.02	0.84	0.61
Debt as a percentage of stockholders’ equity	6.8%	8.5%	8.7%	25%	—
Purchases of property and equipment	$6,852	$3,907	$4,389	$7,743	$2,769
Depreciation and amortization	$6,190	$6,953	$8,084	$8,060	$8,044

(1)	The selected consolidated financial data for the fiscal years ended July 31, 2017, 2016, 2015 and 2014 includes the results of our Multitest, ECT and atg-Luther & Maelzer businesses, which we acquired from Dover Printing & Identification, Inc. on December 1, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the Assets), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the Assumed Liabilities), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the Purchase Price). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the Accrued U.S. Compensation Amount). At the Closing, Fastprint paid Everett Charles, as designated by us, the aggregate cash sum of $21.4 million consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price was payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. As of the first anniversary date of the Closing, there were no claims for indemnification made by Fastprint, and the holdback was paid to Everett Charles on December 1, 2016.

Agreement and Plan of Merger

On April 7, 2017, we entered into the Merger Agreement with Unic Capital and Sponsor, as joined by Parent on August 4, 2017. The Merger Agreement was unanimously approved by Xcerra’s Board of Directors (the “Board”). Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, that is outstanding immediately prior to the Effective Time (excluding any shares owned by Xcerra, Parent or Merger Sub or any direct or indirect wholly owned subsidiary of Parent or Merger Sub (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Massachusetts law) will be cancelled and automatically converted into the right to receive $10.25 in cash, without interest (the Merger Consideration).

On August 4, 2017, pursuant to that certain Assignment and Assumption Agreement, by and among Unic Capital, Parent and Xcerra, Unic Capital irrevocably transferred, conveyed, assigned and delivered to Parent all of Unic Capital’s right, interest, benefits, liabilities and obligations in and under the Merger Agreement, and Parent accepted, assumed and agreed to pay, perform, fulfill and discharge all obligations and liabilities of Unic Capital arising under or relating to the Merger Agreement; provided, however, that in the case where Parent is unable to pay, perform, fulfill or discharge all obligations and liabilities under the Merger Agreement, Unic Capital will remain wholly liable. Also on August 4, 2017, pursuant to that certain Amendment to the Agreement and Plan of Merger, by and among Parent, Sponsor and Xcerra, the words “wholly-owned Subsidiary of Parent” in the first paragraph of the Recitals, the second paragraph of the Recitals, Section 2.1, Section 6.19 and Section 9.3 of the Merger Agreement were deleted in their entirety and replaced by the words “controlled Subsidiary of Parent.” Therefore, upon the satisfaction or waiver of the conditions to the closing set forth in the Merger Agreement, Merger Sub will, at the closing, merge with and into the Company, and the Company will become a controlled subsidiary of Parent.

The obligations of the parties to consummate the Merger are subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) adoption of the Merger Agreement by the affirmative holders of two-thirds of the outstanding shares of our common stock, (ii) the expiration or termination of the applicable waiting period under the HSR Act (iii) filings and approvals with or by certain governmental authorities, including governmental authorities in Taiwan, (iv) review and clearance by CFIUS, (v) the absence of certain governmental orders prohibiting the Merger, (vi) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (vii) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects.

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

The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay the Company a termination fee of $22.8 million (the Parent Termination Fee). The Parent Termination Fee will become payable from Parent to the Company if the Merger Agreement is terminated by the Company in the event that (i) Parent breaches its representations and warranties or covenants such that the applicable closing condition regarding representations and warranties or performance of covenants would not be satisfied (subject to specified cure rights), (ii) all of Parent’s conditions to closing are satisfied or waived and Parent has failed to consummate the Merger, (iii) the Merger is not consummated by the Termination Date (as defined in the Merger Agreement) and, at such time, all conditions to the Merger have been satisfied other than those resulting from any failure to obtain certain required approvals from governmental authorities in the PRC or (iv) any governmental authority in the PRC shall have enacted, issued or promulgated any law or order making the Merger illegal or otherwise preventing the consummation of the Merger; provided, that the Parent Termination Fee payable by Parent as a result of termination of the Merger Agreement under the circumstances described in clauses (iii) and (iv) is equal to $14.25 million. The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on April 10, 2017. In addition, see Part I, Item 1A. Risk Factors of this Form 10-K, which is incorporated herein by reference, for a discussion of certain risks due to the announcement and pendency of the Merger or the failure of the Merger to be completed that could have a material adverse effect on our business and operating results. These risks include, but are not limited to, the diversion of management and employee attention, potential employee attrition, potential adverse reactions or changes to our business relationships with customers, partners, and suppliers and uncertainty surrounding our future plans and prospects.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with ASC 830, Foreign Currency Matters. The functional currency of our tester group is the U.S. dollar. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were ($0.1) million, $1.3 million, and $2.1 million, respectively, for the fiscal years ended July 31, 2017, 2016 and 2015. The functional currency of each of our acquired businesses is local currency, predominantly Euro, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

Income Taxes

In accordance with ASC 740, Income Taxes (ASC 740), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized. We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire U.S. net deferred tax assets, and full valuation allowance against the net deferred tax assets of foreign jurisdictions without a history of profitability. The valuation allowance for deferred tax assets decreased from $206.9 million at July 31, 2016 to $203.3 million at July 31, 2017. The decrease in our valuation allowance compared to the prior year was primarily due to a decrease in U.S. deferred tax assets associated with sources of income in the current year. We expect to record a full valuation allowance on future U.S. tax benefits and in certain foreign tax jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of our merger with Credence in 2008 and Internal Revenue Code Section 382 guidance, the future utilization of our net operating losses will be subject to annual limitation. See Note 7 to our Consolidated Financial Statements for more information on Income Taxes.

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

Valuation of Goodwill and other Indefinite-Lived Intangible Assets

We perform our annual goodwill impairment test as required under the provisions of ASC 350-10, Intangibles—Goodwill and Other, (ASC 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, from our merger with Credence Systems Corporation (Credence) on August 29, 2008, and from our purchase of Titan Semiconductor LLC (Titan) on February 2, 2015.

As of July 31, 2017, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit.

As part of the new simplification guidance issued by the FASB, the goodwill test involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill (“Step 1”). The prior guidance required a hypothetical purchase price allocation as the second step of the goodwill impairment test, but this step has been eliminated. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit. In applying the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment test is unnecessary. We periodically engages third-party valuation consultants to assist in evaluating the Company’s estimated fair value calculations. In accordance with ASC 350, we performed our goodwill impairment test as of July 31, 2017 and 2016, and determined that no adjustment to goodwill was necessary. As of July 31, 2017, we determined using a Step 0 analysis in accordance with ASC 350 that it was more likely than not that the fair value of the reporting units to which goodwill is allocated exceeded the carrying values of those reporting units.

As of July 31, 2016, we completed a Step 1 analysis using a Discounted Cash Flow (DCF) method for estimating the fair value of the reporting units, including discount rates at our weighted-average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, we determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. We believe that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which we have assumed that the reporting units have reached stable growth rates.

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. We believe these trademarks will contribute to our cash flows indefinitely. Therefore, in accordance with ASC 350, we have assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the fiscal year ended July 31, 2017, we assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. We determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

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

In estimating the useful life of the acquired intangible assets, we consider the guidance in ASC 350-30-35, which lists the pertinent factors to be considered when estimating the useful life of an intangible asset. These factors include a review of the expected use by the combined company of the assets acquired, the expected useful life of another asset (or group of assets) related to the acquired assets, legal, regulatory or other contractual provisions that may limit the useful life of an acquired asset or may enable the extension of the useful life of an acquired asset without substantial cost, the effects of obsolescence, demand, competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset. We have amortized these intangible assets over their estimated useful lives using a method that is based on estimated future cash flows as we believe this amortization methodology approximates the pattern in which the economic benefits of the intangible assets will be derived.

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with ASC 360, Property, Plant and Equipment, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of July 31, 2017, there were no indicators that required us to conduct a recoverability test of long-lived assets other than goodwill, as of that date.

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

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except for percentage changes and per share data):

	Year End July 31,		% Change	Year End July 31,		% Change
	2017	2016		2016	2015
Net product sales	$368,754	$300,072	23	$300,072	$369,347	(19)
Net service sales	22,017	24,134	(9)	24,134	28,631	(16)

Net sales	390,771	324,206	21	324,206	397,978	(19)
Cost of sales	217,662	184,280	18	184,280	218,064	(15)

Gross profit	173,109	139,926	24	139,926	179,914	(22)
Engineering and product development expenses	61,689	60,929	1	60,929	64,157	(5)
Selling, general and administrative expenses	82,141	76,742	7	76,742	82,124	(7)
Amortization of purchased intangible assets	676	1,203	(44)	1,203	1,834	(34)
Restructuring	791	924	(14)	924	2,206	(58)

Income from continuing operations	27,812	128	>100	128	29,593	(100)
Other (expense) income:
Interest expense	(1,122)	(1,079)	4	(1,079)	(995)	8
Interest income	733	571	28	571	452	26
Other (expense) income, net	1,076	1,179	(9)	1,179	5,056	(77)

Income from continuing operations before income taxes	28,499	799	>100	799	34,106	(98)
Provision for (benefit from) income taxes	5,944	(1,660)	458	(1,660)	2,588	(164)

Income from continuing operations	22,555	2,459	817	2,459	31,518	(92)
Income (loss) from discontinued operations, net of tax	—	8,715	(100)	8,715	(3,292)	(365)

Net income	$22,555	$11,174	102%	$11,174	$28,226	(60%)

Basic net income (loss) per share:
Net income from continuing operations	$0.42	$0.05		$0.05	$0.59
Income (loss) from discontinued operations, net of tax	—	0.16		0.16	$(0.06)

Basic net income per share	$0.42	$0.21		$0.21	$0.53

Diluted net income (loss) per share:
Net income from continuing operations	$0.41	$0.05		$0.05	$0.58
Income (loss) from discontinued operations, net of tax	—	0.16		0.16	$(0.06)

Diluted net income per share	$0.41	$0.21		$0.21	$0.52

Weighted average common shares used in computing net income (loss) per share:
Basic	54,127	53,783		53,783	53,658
Diluted	54,872	53,974		53,974	54,531

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) expressed in each case as percentages of net sales:

	Percentage of Net Sales Year Ended July 31,
	2017	2016	2015
Net sales	100%	100%	100%
Cost of sales	55.7	56.8	54.8

Gross profit	44.3	43.2	45.2
Engineering and product development expenses	15.8	18.8	16.1
Selling, general and administrative expenses	21.0	23.7	20.6
Amortization of purchased intangible assets	0.2	0.4	0.5
Restructuring	0.2	0.3	0.6

Income from operations	7.1	0.0	7.4
Other (expense) income:
Interest expense	(0.3)	(0.3)	(0.2)
Interest income	0.2	0.2	0.1
Other income (expense), net	0.3	0.4	1.3

Income before income taxes	7.3	0.3	8.6
Provision for (benefit from) income taxes	1.5	(0.5)	0.7

Income from continuing operations	5.8	0.8	7.9
Income (loss) from discontinued operations, net of tax	—	2.7	(0.8)

Net income	5.8%	3.5%	7.1%

Fiscal 2017 Compared to Fiscal 2016

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

Net sales. The increase in net sales for fiscal 2017 compared to the fiscal year ended July 31, 2016 was driven by positive business trends in our Semiconductor Test Solutions (STS) reportable segment. For the year ended July 31, 2017, increases in the STS reportable segment more than offset decreases in the EMS reportable segment.

Our STS segment reported net sales of $319.3 million for fiscal 2017 as compared to $252.0 million for fiscal 2016. This segment includes our Semiconductor Test group, Handler group and Integrated Products group. The increase of 26.7% was driven by higher Semiconductor Test and Handler segment sales for the twelve months ended July 31, 2017 primarily in the automotive, mobility, and MEMS and sensors markets. Service revenue from the Semiconductor Test segment decreased by 8.8% in fiscal 2017 as compared to fiscal 2016 primarily due to increased reliability of our test equipment which reduces the demand for post-warranty service contracts and lower priced service contracts based on the lower average selling price of the underlying testers.

Our Electronic Manufacturing Solutions segment reported net sales of $71.5 million in fiscal 2017 as compared to $72.2 million in fiscal 2016 or less than a 1% decrease. This segment is comprised of our PCB Test Group, our Probes/Pins Group and our Fixtures Services Group.

Gross profit. The increase in gross profit for fiscal 2017 as compared to fiscal 2016 was due primarily to an increase in net sales for the comparative periods in all segments.

Gross profit percentage increased from 43.2% for the twelve months ended July 31, 2016 to 44.3% for the twelve months ended July 31, 2017, largely driven by increased revenue and product mix.

For fiscal 2017, we recorded $3.9 million in sales of previously reserved inventory, as compared to $3.8 million in the prior fiscal year. We released reserves of $1.2 million and $0.8 million related to these sales for fiscal years 2017 and 2016, respectively.

Engineering and product development expenses. Engineering and product development expenses for fiscal 2017 as compared to fiscal 2016 increased slightly as we continue to focus on further product enhancements and new products for our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for fiscal 2017 as compared to fiscal 2016 was primarily due to higher variable compensation on higher revenue and profits, and an increase in legal expenses associated with the Merger Agreement.

Amortization of purchased intangible assets. The decrease in amortization for fiscal 2017 as compared to fiscal 2016 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets from our acquisition of ECT, Multitest and atg-LM in 2014.

Restructuring. The restructuring expense recorded in fiscal 2017 included severance and moving costs associated with the closure of our engineering development site in Yerevan, Armenia that we announced in April 2017, and relocation costs associated with moving our Milpitas, California location.

Income (loss) from continuing operations. We reported income from continuing operations of $27.8 million for fiscal 2017 as compared to $0.1 million for fiscal 2016. This increase was primarily driven by higher net sales in the comparative periods.

Our Semiconductor Test Solutions segment reported income from continuing operations of $23.5 million, as compared to loss from continuing operations of $0.2 million for fiscal 2016. This increase was largely driven by the Semiconductor Test segment and the Semiconductor Handlers segment, both of which experienced strengthened industry conditions.

Our Electronic Manufacturing Solutions segment reported income from continuing operations of $4.4 million in fiscal 2017 as compared to income from continuing operations of $1.3 million in fiscal 2016. Improvement in our PCB Test segment drove these results.

Interest expense. Interest expense increased slightly from fiscal 2016 to fiscal 2017.

Interest income. Interest income increased slightly in fiscal 2017 compared fiscal 2016 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other (expense) income, net. Other (expense) income, net for the year ended July 31, 2017 was $1.1 million as compared to income of $1.2 million for the year ended July 31, 2016 and includes the impact of fluctuations in foreign exchange rates. For the twelve months ended July 31, 2017 we recognized $0.1 million of foreign exchange losses, as compared to $1.3 million of gains for the twelve months ended July 31, 2016. This fluctuation is largely driven by the relationship of the USD to the Euro and Malaysian Ringgit. For the twelve months ended July 31, 2017, other income also includes approximately $0.6 million of proceeds from the sale of unused IP addresses.

Provision for (benefit from) income taxes. We recorded an income tax provision of $5.9 million for fiscal 2017 primarily due to foreign taxes in profitable locations. We recorded an income tax benefit of $1.7 million for fiscal 2016 primarily due to foreign taxes in profitable locations and includes a tax benefit associated with the intraperiod tax allocation.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. However, an exception is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. The intraperiod tax allocation rules in ASC 740, Income Taxes to the FASB ASC (Topic 740), related to items charged directly to discontinued operations can result in disproportionate tax effects that remain in discontinued operations for interim reporting periods.

During fiscal 2016, because the Company incurred a U.S. loss in continuing operations for 2016 and generated a U.S. gain on sale on discontinuing operations for the three months ended January 31, 2016, the intraperiod tax allocation exception contained in ASC 740 is applied. Specifically, the Company recorded a tax expense of approximately $3.3 million in its discontinued operations, related primarily to the gain on sale of its discontinued operations, during fiscal 2016; however, since the Company incurred losses on its continuing operations in the U.S. in fiscal 2016, it fully off-set the tax expense from discontinued operations with tax benefits in continuing operations in fiscal 2016. Accordingly, during fiscal 2016, the Company recorded a tax benefit in continuing operations of approximately $3.3 million which was fully offset by $3.3 million of tax provision related to the sale of the discontinued operations during fiscal 2016.

As of July 31, 2017 and July 31, 2016, our liability for unrecognized income tax benefits was $6.2 million and $6.3 million respectively (of which $2.6 million and $2.7 million, if recognized, would impact our income tax rate).

We expect to record a full valuation allowance on future U.S. deferred tax benefits and in certain foreign jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Comprehensive income (loss). During fiscal 2017 and fiscal 2016, we recognized $3.8 million and ($2.2) million, respectively, of unrealized gains (losses) from currency translation, largely driven by the weakening of the Euro to the U.S. dollar in the year ended July 31, 2015, which rebounded in fiscal 2017.

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

Service revenue from the Semiconductor Test segment decreased by 16% in fiscal 2016 as compared to fiscal 2015 primarily due to increased reliability of our test equipment which reduces the demand for post-

warranty service contracts and due to lower value service contracts based on the lower average selling price of the underlying testers.

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

Income (loss) from continuing operations. We reported income from continuing operations of $0.1 million for fiscal 2016, as compared to $29.6 million for fiscal 2015. This decrease was primarily driven by lower net sales in the comparative periods.

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

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as income from discontinued operations. However, an exception is provided when there is a pre-tax loss from continuing operations and pre-tax income from other categories in the current year. The intraperiod tax allocation rules in ASC 740, Income Taxes, related to items charged directly to discontinued operations can result in disproportionate tax effects that remain in discontinued operations for interim reporting periods.

During fiscal 2016, because the Company incurred a U.S. loss in continuing operations for 2016 and generated a U.S. gain on sale on discontinuing operations for the three months ended January 31, 2016, the intraperiod tax allocation exception contained in ASC 740 is applied. Specifically, the Company recorded a tax expense of approximately $3.3 million in its discontinued operations, related primarily to the gain on sale of its discontinued operations, during fiscal 2016; however, since the Company incurred losses on its continuing operations in the U.S. in fiscal 2016, it fully off-set the tax expense from discontinued operations with tax benefits in continuing operations in fiscal 2016. Accordingly, during fiscal 2016, the Company recorded a tax benefit in continuing operations of approximately $3.3 million which was fully offset by $3.3 million of tax provision related to the sale of the discontinued operations during fiscal 2016.

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

During fiscal 2016, we recognized a gain from the sale of the Interface Board Business of $8.7 million, net of tax. This gain includes a receivable of $2.3 million that was a holdback provision of the sale agreement, and was payable to us by the buyer on the twelve month anniversary of the sale. As of the first anniversary date of the Closing, there were no claims for indemnification made by Fastprint, and the holdback was paid to ECT on December 1, 2016. This amount is included in Prepaid Expenses and Other Current Assets on our Consolidated Balance Sheet as of July 31, 2016 and was received on December 1, 2016.

Comprehensive income (loss). During fiscal 2016 and fiscal 2015, we recognized ($2.2) million and ($13.2) million, respectively, of unrealized gains (losses) from currency translation, largely driven by the weakening of the Euro to the U.S. dollar in the year ended July 31, 2015, which rebounded in fiscal 2016.

Liquidity and Capital Resources

Working Capital: The following summarizes our cash, cash equivalents, marketable securities and working capital:

(in thousands)	July 31, 2017	July 31, 2016	July 31, 2015	% Change 2017 vs 2016	% Change 2016 vs 2015
Cash, cash equivalents and marketable securities	$160,724	$139,421	$138,451	15.3%	0.7%
Working capital	$256,902	$230,688	$225,337	11.4%	2.4%

The following is a summary of significant items impacting our liquidity and capital resources for fiscal 2017 and fiscal 2016:

	2017	2016
	(in millions)
Cash and cash equivalents and marketable securities at July 31, 2017 and 2016	$139.4	$138.5
Proceeds from the sale of property and equipment	1.4	—
Proceeds from the sale of the Interface Board Business	2.3	21.4
Cash used for stock repurchases	—	(12.0)
Capital expenditures	(6.9)	(3.9)
Payments of bank term loan	(2.8)	(2.5)
Payments on tax withholdings for vested RSU’s	(1.5)	(1.4)
Effect of exchange rate changes in cash	1.2	(1.7)
Other cash provided primarily by operating activities, net	27.6	1.0

Cash and cash equivalents and marketable securities at July 31, 2017 and 2016	$160.7	$139.4

Fiscal 2017 as compared to Fiscal 2016

Operating Activities: Operating cash flows consist of our net income, adjusted for-non cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property plant and equipment, share-based compensation expense, and amortization of intangible assets. Our net cash generated by operating activities was $27.2 million for the twelve months ended July 31, 2017. Net cash generated by operating activities were impacted by changes in current assets and liabilities and included increases in accounts receivable of $14.3 million, inventories of $13.5 million, prepaid expenses and other assets of $11.7 million, and higher accounts payable $10.2 million, accrued expenses of $17.2 million and deferred revenue and customer advances of $1.9 million.

Net cash used in operating activities for the twelve months ended July 31, 2016 was $0.2 million. Net cash used by operating activities were impacted by changes in current assets and liabilities and included a decrease in accounts receivable of $4.6 million, increases in inventories of $9.9 million, decreases in prepaid expenses and other assets of $2.0 million, and lower accounts payable $1.3 million, lower accrued expenses of $10.4 million and lower deferred revenue and customer advances of $1.3 million.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investments maturities, asset disposals and cash used for purchase of investments and business acquisitions. Net cash used in investing activities for the twelve months ended July 31,

2017 totaled $4.4 million and included $6.9 million of capital expenditures primarily related to our new leased facility in Milpitas, California, and certain engineering projects, partially offset by $2.3 million proceeds from the sale of our Interface Board Business and $1.5 million proceeds from the sale of fixed assets, primarily one of our parcels of land in Oregon.

Net cash provided by investing activities for the twelve months ended July 31, 2016 was $22.0 million, driven by $21.4 million of proceeds from the sale of our Interface Board Business, partially offset by $2.9 million of capital expenditures primarily related certain engineering projects.

Financing Activities: Cash flows used in financing activities consisted primarily of net proceeds from issuance of employee stock purchase program, repayment of bank term loans, repurchases of common stock, and settlement of the minimum statutory tax withholding requirements paid by us on behalf of our employees upon vesting of restricted and performance stock awards. For the twelve months ended July 31, 2017 the net cash used of $3.5 million consisted of the repayment of term loans of $2.8 million and payment of tax withholdings from employee’s vested restricted stock units of $1.5 million, partially offset by $0.8 million from the proceeds of the employee’s stock purchase plan.

Net cash used in financing activities for the twelve months ended July 31, 2016 was $15.0 million and consisted repurchases of common stock $12.0 million, the repayment of term loans of $1.8 million and payment of tax withholdings from employee’s vested restricted stock units of $1.4 million, partially offset by $0.9 million from the proceeds of the employee’s stock purchase plan.

Fiscal 2016 as compared to Fiscal 2015

Operating Activities: Operating cash flows consist of our net income, adjusted for-non cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Net cash used in operating activities for the twelve months ended July 31, 2016 was $0.2 million. Net cash used by operating activities were impacted by changes in current assets and liabilities and included a decrease in accounts receivable of $4.5 million, increases in inventories of $9.9 million, decreases in prepaid expenses and other assets of $2.0 million, and lower accounts payable $1.3 million, lower accrued expenses of $10.4 million and lower deferred revenue and customer advances of $1.3 million.

Net cash provided by operating activities for the twelve months ended July 31, 2015 was $42.3 million. Net cash provided by operating activities were impacted by changes in current assets and liabilities and included a decrease in accounts receivable of $0.2 million, decrease in inventories of $1.5 million, decreases in prepaid expenses and other assets of $1.3 million, and lower accounts payable $0.6 million, lower accrued expenses of $2.8 million and lower deferred revenue and customer advances of $1.3 million.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investments maturities, asset disposals and cash used for purchase of investments and business acquisitions. Net cash provided by investing activities for the twelve months ended July 31, 2016 was $22.0 million, driven by $21.4 million of proceeds from the sale of our Interface Board Business, $61.2 million of proceeds from sales and maturities of available-for-sale securities, and $1.0 million in proceeds from the sale of fixed assets offset by $57.6 million in purchases of available-for-sale securities and $3.9 million of capital expenditures primarily related certain engineering projects

Net cash used in investing activities for the twelve months ended July 31, 2015 was $28.6 million, driven by purchases of available-for-sale securities of $76.7 million capital expenditures of $4.4 million and $2.4 million of cash paid for the Titan business, partially offset by proceeds from sales and maturities of available-for-sale securities of $54.8 million.

Financing Activities: Cash flows used in financing activities consisted primarily of net proceeds from issuance of employee stock purchase program, repayment of bank term loans, repurchases of common stock, and settlement of the minimum statutory tax withholding requirements paid by us on behalf of our employees upon vesting of restricted and performance stock awards. Net cash used in financing activities for the twelve months ended July 31, 2016 was $15.0 million and consisted repurchases of common stock $12.0 million, the repayment of term loans of $2.5 million and payment of tax withholdings from employee’s vested restricted stock units of $1.4 million, partially offset by $0.5 million from the proceeds of the employee’s stock purchase plan.

Net cash provided by financing activities for the twelve months ended July 31, 2015 was $10.5 million and consisted of net proceeds from our underwritten public offering that closed in September 2014 of $52.1 million and proceeds from the employee stock purchase plan of $0.9 million, offset by principal payments of bank term loan of $24.5 million, repayment of subordinated debt of $16.3 million, and by payments of tax withholdings for vested RSUs of $1.9 million.

We believe our cash, cash equivalents and marketable securities balance of $160.7 million as of July 31, 2017 will be sufficient to meet our working capital and expenditures needs for at least the next twelve months. Inflation has not had a significant long-term impact on our revenue or earnings.

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of July 31, 2017, the interest rate in effect on the Facility was 3.69%.

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

As of July 31, 2017, we were in compliance with all covenants under the Credit Agreement.

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

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (2015 Plan). This repurchase program supersedes the repurchase program approved by our Board of Directors in September 2011, and as a result there were no shares available for repurchase under the 2011 Plan following approval of this plan. We may suspend or discontinue the 2015 Plan at any time and the 2015 Plan has no expiration date. As of September 1, 2017, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of July 31, 2017, our major outstanding contractual obligations are related to our Term Loan, operating leases for our rental properties and other equipment, inventory purchase commitments and severance obligations.

In the ordinary course of business, we agree from time to time to indemnify some of our customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we had no liabilities recorded for these agreements as of July 31, 2017 or July 31, 2016.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we had not accrued a liability for these agreements as of July 31, 2017 or July 31, 2016.

The aggregate outstanding amount of our contractual obligations was $102.0 million as of July 31, 2017. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of July 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods:

	Fiscal year-end
	Total	2018	2019 – 2020	2021 – 2022	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$20,728	$4,760	$6,777	$4,348	$4,843
Inventory commitments	58,113	54,047	3,737	329	—
Severance	21	21	—	—	—
Bank Term Loans—principal and interest	23,174	4,553	16,997	883	741

Total Contractual Obligations	$102,036	$63,381	$27,511	$5,560	$5,584

We also expect to invest approximately $9.0 million in capital expenditures in fiscal 2018.

Off-Balance Sheet Arrangements

As of July 31, 2017 and July 31, 2016, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

Operating in international markets involves exposure to movements in currency exchange rates. Currency exchange rate movements typically also reflect economic growth, inflation, interest rates, government actions and other factors. We transact business in various foreign currencies and, accordingly, we are subject to exposure from adverse movements in currency exchange rates. As currency exchange rates fluctuate, translation of the statements of financial condition and statements of operations of our international businesses into U.S. dollars may affect year-over-year comparability and could cause us to adjust our financing and operating strategies. To date, the effect of changes in currency exchange rates on our statements of financial condition and results of operations has not been material. Our trade receivables result primarily from sales to companies located in North America, Asia, and Europe. In fiscal 2017, our revenues derived from sales outside the United States constituted 82% of our total revenues. Accounts receivable in currencies other than U.S. dollars composed 48% of the trade accounts receivable at July 31, 2017. Receivables generally are from major corporations. We maintain reserves for potential credit losses and such losses have been immaterial. Accounts payable in currencies other than U.S. dollars composed 36% of accounts payable at July 31, 2017.

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

Interest Rate Risk

As of the date of this filing, we have approximately $19.4 million of long-term debt due under a credit facility with Silicon Valley Bank that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.50% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.50% per annum, in either case based on our ratio of consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the Leverage Ratio), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 3.50%) based on the Leverage Ratio. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the credit facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default under the credit agreement. At July 31, 2017, the interest rate in effect on these borrowings was 3.69%.

We may from time to time have other outstanding short-term and long-term borrowings with variable interest rates.

Item 8.	Financial Statements and Supplementary Data

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$103,637	$83,065
Marketable securities	57,087	56,356
Accounts receivable—trade, net of allowances of $72 and $126, respectively	92,689	76,513
Accounts receivable—other	274	304
Inventories, net	81,509	69,986
Prepaid expenses and other current assets	19,087	8,546
Assets held for sale	994	2,448

Total current assets	355,277	297,218
Property and equipment, net	28,509	25,483
Intangible assets, net	8,752	9,429
Goodwill	43,850	43,850
Other assets	2,225	2,103

Total assets	$438,613	$378,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$3,779	$2,822
Accounts payable	36,249	25,924
Deferred revenues	8,085	6,196
Other accrued expenses	50,262	31,588

Total current liabilities	98,375	66,530
Other long-term liabilities	9,012	8,518
Long-term debt	17,547	21,197
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.05 par value:
150,000,000 shares authorized; 54,318,179 and 53,613,242 shares issued and outstanding on July 31, 2017 and 2016, respectively	2,716	2,678
Additional paid-in capital	809,914	804,316
Accumulated other comprehensive loss	(11,896)	(15,546)
Accumulated deficit	(487,055)	(509,610)

Total stockholders’ equity	313,679	281,838

Total liabilities and stockholders’ equity	$438,613	$378,083

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year ended July 31,
	2017	2016	2015
Net product sales	$368,754	$300,072	$369,347
Net service sales	22,017	24,134	28,631

Net sales	390,771	324,206	397,978
Cost of sales	217,662	184,280	218,064

Gross profit	173,109	139,926	179,914
Engineering and product development expenses	61,689	60,929	64,157
Selling, general and administrative expenses	82,141	76,742	82,124
Amortization of purchased intangible assets	676	1,203	1,834
Restructuring	791	924	2,206

Income (loss) from continuing operations	27,812	128	29,593
Other (expense) income:
Interest expense	(1,122)	(1,079)	(995)
Interest income	733	571	452
Other income (expense), net	1,076	1,179	5,056

Income from continuing operations before income taxes	28,499	799	34,106
Provision for (benefit from) income taxes	5,944	(1,660)	2,588

Income from continuing operations	22,555	2,459	31,518
Income (loss) from discontinued operations, net of tax	—	8,715	(3,292)

Net income	$22,555	$11,174	$28,226

Basic net income (loss) per share:
Net income from continuing operations	$0.42	$0.05	$0.59
Net income (loss) discontinued operations, net of tax	—	0.16	(0.06)

Basic net income per share	$0.42	$0.21	$0.53

Diluted net income (loss) per share:
Net income from continuing operations	$0.41	$0.05	$0.58
Net income (loss) discontinued operations, net of tax	—	0.16	(0.06)

Diluted net income per share	$0.41	$0.21	$0.52

Weighted-average common shares used in computing net income (loss) per share:
Basic	54,127	53,783	53,658
Diluted	54,872	53,974	54,531
Comprehensive income (loss):
Net income	$22,555	$11,174	$28,226
Unrealized (loss) gain on marketable securities	(105)	92	(19)
Change in pension liability	(19)	(54)	81
Unrealized gain (loss) on currency translation	3,774	(2,160)	(13,182)

Comprehensive income	$26,205	$9,052	$15,106

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid–In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares (#)	Amount ($)
Balance at July 31, 2014	48,448,608	$2,422	$751,511	$(304)	$(549,010)	$204,619
Vesting of stock based awards, net of shares withheld for taxes	641,208	30	5,302	—	—	5,332
Stock option exercises	48,640	2	279	—	—	281
Issuance of shares under employees’ stock purchase plan	169,624	9	985	—	—	994
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Change in pension liability	—	—	—	81	—	81
Accumulated currency translation adjustment	—	—	—	(13,182)	—	(13,182)
Sale of common stock, net of issuance costs of $3.1 million	5,385,366	269	51,867	—	—	52,136
Net income	—	—	—	—	28,226	28,226

Balance at July 31, 2015	54,693,446	2,732	809,944	(13,424)	(520,784)	278,468
Vesting of stock based awards, net of shares withheld for taxes	684,620	34	5,294	—	—	5,328
Issuance of shares under employees’ stock purchase plan	191,909	10	931	—	—	941
Stock repurchases	(1,956,733)	(98)	(11,853)	—	—	(11,951)
Unrealized loss on marketable securities	—	—	—	92	—	92
Change in pension liability	—	—	—	(54)	—	(54)
Accumulated currency translation adjustment	—	—	—	(2,160)	—	(2,160)
Net income	—	—	—	—	11,174	11,174

Balance at July 31, 2016	53,613,242	2,678	804,316	(15,546)	(509,610)	281,838
Vesting of stock based awards, net of shares withheld for taxes	588,667	30	4,763	—	—	4,793
Issuance of shares under employees’ stock purchase plan	116,270	8	835	—	—	843
Unrealized gain on marketable securities	—	—	—	(105)	—	(105)
Change in pension liability	—	—	—	(19)	—	(19)
Accumulated currency translation adjustment	—	—	—	3,774	—	3,774
Net income	—	—	—	—	22,555	22,555

Balance at July 31, 2017	54,318,179	$2,716	$809,914	$(11,896)	$(487,055)	$313,679

The accompanying notes are an integral part of these consolidated financial statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended July 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$22,555	$11,174	$28,226
Add (deduct) non-cash items:
Stock-based compensation	6,318	6,769	7,551
Depreciation and amortization	6,190	6,953	8,989
Gain on reduction of promissory note	—	—	(1,750)
Gain on the sale of the Interface Board Business, net of tax	—	(10,277)	—
Impairment of asset held for sale	—	694	—
Other non-cash items	2,353	773	1,032
Changes in operating assets and liabilities, net of purchase accounting:
Accounts receivable	(14,293)	4,538	216
Inventories	(13,471)	(9,919)	1,470
Prepaid expenses	(11,681)	1,971	1,280
Accounts payable	10,160	(1,283)	(594)
Accrued expenses	17,228	(10,357)	(2,812)
Deferred revenues	1,871	(1,263)	(1,266)

Net cash provided (used in) by operating activities	27,230	(227)	42,342

Cash Flows from Investing Activities:
Purchases of property and equipment	(6,852)	(3,907)	(4,389)
Purchases of available-for-sale securities	(50,492)	(57,630)	(76,659)
Proceeds from sales and maturities of available-for-sale securities	49,184	61,232	54,827
Proceeds from sale of Interface Board Business	2,300	21,410	—
Proceeds from sale of fixed assets	1,491	975	—
Cash paid for acquired businesses, net of cash acquired	—	—	(2,360)

Net cash (used in) provided by investing activities	(4,369)	22,080	(28,581)

Cash Flows from Financing Activities:
Repurchases of common stock	—	(11,951)	—
Proceeds from sale of common stock, net of issuance costs	—	—	52,136
Proceeds from employees’ stock purchase plan	843	941	994
Payments of tax withholdings for vested RSUs, net of proceeds from stock option exercises	(1,525)	(1,442)	(1,935)
Repayment of promissory notes	—	—	(16,250)
Payments of bank term loan	(2,800)	(2,513)	(24,456)

Net cash (used in) provided by financing activities	(3,482)	(14,965)	10,489

Effect of exchange rate changes on cash and cash equivalents	1,193	(1,681)	(5,661)

Net increase in cash and cash equivalents	20,572	5,207	18,589
Cash and cash equivalents at beginning of year	83,065	77,858	59,269

Cash and cash equivalents at end of year	$103,637	$83,065	$77,858

	Year ended July 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$750	$588	$1,090
Cash paid during the year for taxes	$3,056	$2,900	$2,919

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

The Company sold and transferred to Fastprint certain assets used in or primarily related to the Interface Board Business (the “Assets”), and assigned, and Fastprint assumed, certain specified liabilities associated with the Interface Board Business (the “Assumed Liabilities”), along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to Fastprint (the “Accrued U.S. Compensation Amount”). At the Closing Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Purchase Agreement, $2.3 million of the purchase price was payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. As of the first anniversary date of the Closing, there were no claims for indemnification made by Fastprint, and the holdback was paid to ECT on December 1, 2016. This receivable was included as a component of prepaid expenses and other current assets on in the Company’s consolidated balance sheet as of July 31, 2016.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 7, 2017, the Company entered into an Agreement and Plan of Merger (as amended, the Merger Agreement) with Unic Capital Management Co., Ltd., a Chinese company (Unic Capital) and China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company (Sponsor) and Unic Acquisition Corporation, a Massachusetts corporation (Merger Sub). On August 4, 2017, pursuant to that certain Assignment and Assumption Agreement, by and among Unic Capital, Hubei Xinyan Equity Investment Partnership (Limited Partnership), a Chinese limited partnership (Parent) and Xcerra, Unic Capital irrevocably transferred, conveyed, assigned and delivered to Parent all of Unic Capital’s right, interest, benefits, liabilities and obligations in and under the Merger Agreement, and Parent accepted, assumed and agreed to pay, perform, fulfill and discharge all obligations and liabilities of Unic Capital arising under or relating to the Merger Agreement; provided, however, that in the case where Parent is unable to pay, perform, fulfill or discharge all obligations and liabilities under the Merger Agreement, Unic Capital will remain wholly liable. Also on August 4, 2017, an amendment to the Merger Agreement was entered into by and among Parent, Sponsor and the Company, pursuant to which, upon the satisfaction or waiver of the conditions to the closing set forth in the Merger Agreement, Merger Sub will, at the closing, merge with and into the Company (the Merger), and the Company will become a controlled subsidiary of Parent and our stockholders will receive $10.25 in cash, without interest, less any required tax withholding, for each share of our common stock. If the Merger is not completed, in certain circumstances, the Company could be required to pay a termination fee of $22.8 million to Parent.

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

Revenue Recognition

The Company recognizes revenue based on guidance provided in ASC 605, Revenue Recognition, and Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price is fixed or determinable and collectability is reasonably assured.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue related to maintenance and service contracts is recognized ratably over the duration of the contracts. Net service sales as presented in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) includes revenue associated with Semiconductor Test operating segment’s maintenance or service contracts only. The Company’s other operating segments generally do not provide maintenance and service contracts, but rather sell spare parts and other components, and as a result these sales are recognized as net product sales in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). Revenue related to spare parts and components is recognized when the main criteria listed above are met. Generally customer acceptance is not required for spare parts and component sales.

Inventories

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories, excluding the Interface Board Business, are as follows:

	As of July 31,
	2017	2016
	(in thousands)
Material and purchased components	$30,746	$27,753
Work-in-process	26,211	20,218
Finished equipment, including inventory consigned to customers	24,552	22,015

Total inventories	$81,509	$69,986

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of July 31, 2017 and July 31, 2016, inventory is stated net of inventory reserves of $22.0 million and $21.4 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows sales of previously reserved inventory and the inventory reserves released for these sales for the fiscal years ended July 31, 2017, 2016, and 2015:

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)
Sales of previously reserved inventory	$3,889	$3,822	$1,664
Inventory reserves released for these sales	1,161	826	643

Goodwill and Other Intangibles

In accordance with ASC 350—Intangibles—Goodwill and Other (“ASC 350”), goodwill is not amortized. Rather, the Company’s goodwill is subject to periodic impairment testing. As part of the new simplification guidance issued by the FASB, the goodwill test involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill (“Step 1”). The prior guidance required a hypothetical purchase price allocation as the second step of the goodwill impairment test, but this step has been eliminated. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit. In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment test is unnecessary. The Company periodically engages third-party valuation consultants to assist in evaluating the Company’s estimated fair value calculations. In accordance with ASC 350, the Company performed its goodwill impairment test as of July 31, 2017 and 2016, and determined that no adjustment to goodwill was necessary. As of July 31, 2017, we determined using a Step 0 analysis in accordance with Topic 350 that it was more likely than not that the fair value of the reporting units to which goodwill is allocated exceeded the carrying values of those reporting units. As of July 31, 2016, we completed a Step 1 analysis using a Discounted Cash Flow (DCF) method for estimating the fair value of the reporting units including discount rates at the Company’s weighted-average cost of capital. The Company derives discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, the Company determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. The Company believes that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which the Company has assumed that the reporting units have reached stable growth rates. The Company’s goodwill consists of the following:

Goodwill	July 31, 2017	July 31, 2016
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820

Total goodwill	$43,850	$43,850

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg-Luther & Maelzer, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangibles asset, net on the Company’s Consolidated Balance Sheets:

		As of July 31, 2017
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg-Luther & Maelzer, and Titan)	6-20	$29,882	$(28,266)	$1,616
Customer Relationships—ECT, Multitest, atg-Luther & Maelzer, and Titan	2	670	(8)	662
Trade Names	10	70	(23)	47

Total amortizable intangible assets		$30,622	$(28,297)	$2,325

		As of July 31, 2016
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology (Credence, ECT, Multitest, atg-Luther & Maelzer, and Titan)	6-20	$29,882	$(27,605)	$2,277
Customer Relationships—ECT, Multitest, atg-Luther & Maelzer, and Titan	2	1,844	(1,174)	670
Trade Names	10	70	(15)	55

Total amortizable intangible assets		$31,796	$(28,794)	$3,002

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 9.0 years.

The Company expects the remaining amortization for these intangible assets as of July 31, 2017 to be:

Year ending July 31,	Amount (in thousands)
2018	$548
2019	517
2020	403
2021	284
2022	188
Thereafter	385

Total	$2,325

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with ASC 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the year ended July 31, 2017, the Company

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. The Company determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

Long Lived Assets

On an ongoing basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with ASC 360, Property, Plant and Equipment, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of July 31, 2017 and July 31, 2016, there were no indicators that required the Company to conduct a recoverability test as of those dates.

Foreign Currency Remeasurement

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with ASC 830, Foreign Currency Matters. The functional currency of the Company’s tester group is the U.S. Dollar (“USD”). Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of other income (expense), net, were $(0.1) million, $1.3 million, and $2.1 million for the fiscal years ended July 31, 2017, 2016 and 2015. The functional currency of ECT, Multitest and atg is local currency, predominately Euro, U.S. Dollar, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency remeasurement and translation gains or losses are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the change in the Company’s product warranty liability, as required by ASC 460, Guarantees, for the fiscal years ended July 31, 2017 and 2016:

Product Warranty Activity	2017	2016
	(in thousands)
Balance at beginning of period	$2,725	$2,983
Warranty expenditures for current period	(4,959)	(4,735)
Translation adjustment	102	(12)
Provision for warranty costs in the period	5,742	4,489

Balance at end of period	$3,610	$2,725

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

Engineering and Product Development Costs

The Company expenses all engineering and product development costs as incurred. Expenses relating to certain software development costs, which were subject to capitalization in accordance with the ASC 985, Software, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Consolidated Statement of Operations and Comprehensive Income (Loss). Shipping and handling costs were $6.1 million, $6.4 million, and $7.1 million for fiscal years ended July 31, 2017, 2016, and 2015, respectively.

Income Taxes

The Company recorded an income tax provision of $5.9 million for fiscal 2017, primarily due to foreign taxes in profitable locations. The Company recorded an income tax benefit of $1.7 million for fiscal 2016 primarily due to foreign taxes in profitable locations and tax benefit associated with the intra-period tax allocation.

As of July 31, 2017 and July 31, 2016, our liability for unrecognized income tax benefits was $6.2 million and $6.3 million respectively (of which $2.6 million and $2.7 million, if recognized, would impact our income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provision for income taxes. For July 31, 2017 and July 31, 2016, the Company had accrued approximately $1.3 million and $1.2 million, respectively, for potential payment of accrued interest and penalties.

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

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under the 2010 Stock Incentive Plan (“2010 Plan”) and can only grant awards from this 2010 Plan. During fiscal 2017, the Company granted 765,000 Restricted Stock Units (“RSUs”) to certain executives, directors and employees, with time-based vesting terms ranging from one to four years. Of these, 229,000 RSUs were granted to executives.

During fiscal 2017, the Company granted 229,000 Performance RSUs (“PRUs”), with a grant date fair value of $1.84 per share to its executive officers with a market metric based on total shareholder return (“TSR”) relative to the TSR of selected peers during the performance period from August 1, 2016 to July 31, 2017. After completion of the performance period, the portion of PRSUs that are earned will be subject to time-based vesting conditions with 25% vesting immediately and the remaining 75% vesting annually in equal installments over the next three years. PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the vesting period.

The fair value of the PRSUs granted during fiscal 2017 was estimated using the Monte Carlo simulation model with the following assumptions:

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the end of the performance period, or July 31, 2017, the Company modified the PRSU agreements and removed the market criteria, and as a result they were considered to be 100% earned, with 25% vesting immediately and the remaining 75% vesting annually in equal installments over the next three years, as of July 31, 2017. The Company accounted for this change as a modification, and as a result the incremental fair value of the awards were $8.24 per share. The Company will recognize the estimated fair value of these awards over the remaining vesting period.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation, (“ASC 718”). Under ASC 718, the Company is required to recognize, as expense, the estimated fair value of all share-based payments to employees. In accordance with this standard, the Company has elected to recognize the compensation cost of all service based awards on a straight-line basis over the vesting period of the award.

For the fiscal years ended July 31, 2017, 2016, and 2015, the Company recorded stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)
Cost of sales	$227	$216	$224
Engineering and product development expenses	801	897	913
Selling, general and administrative expenses	5,290	5,656	6,414

Total stock-based compensation expense	$6,318	$6,769	$7,551

As of July 31, 2017, there was approximately $10.4 million of unrecognized stock-based compensation expense related to share-based equity grants to employees that is expected to be recognized over the next 2.74 weighted-average years.

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

Reconciliation between basic and diluted net income (loss) per share is as follows:

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands, except per share data)
Net income (loss)	$22,555	$11,174	$28,226
Basic Earnings per Share (“EPS”)
Weighted average shares outstanding—basic	54,127	53,783	53,658
Basic EPS	$0.42	$0.21	$0.53
Diluted EPS
Weighted average shares outstanding—basic	54,127	53,783	53,658
Plus: impact of unvested restricted stock units	745	191	873

Weighted average shares outstanding—diluted	54,872	53,974	54,531

Diluted EPS	$0.41	$0.21	$0.52

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the twelve months ended July 31, 2017 and July 31, 2016, there were no outstanding options to purchase stock of the Company. During the twelve months ended July 31, 2015, there were approximately 0.1 million options outstanding to purchase stock of the Company, which were excluded from the calculation of diluted earnings per share because the effect of including them would have been anti-dilutive.

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to cash and that have original maturity dates of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of operating cash. Marketable securities consist primarily of debt securities that are classified as available-for-sale, in accordance with ASC 320, Investments—Debt and Equity Securities. The Company may also hold from time to time certain investments in commercial paper that it considers to be held to maturity, based on their maturity dates. Securities available for sale include corporate and governmental obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months, if necessary, and as such has classified all of its marketable securities as short-term. Governmental obligations include U.S. Government, State, Municipal and Federal Agency securities. The Company has an overnight sweep investment arrangement with its bank for certain accounts to allow the Company to enter into diversified overnight investments via a money market mutual fund which generally provides a higher investment yield than a regular operating account.

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
July 31, 2017
Due in less than one year	$25,458
Due in 1 to 3 years	31,629

Total marketable securities	$57,087

Total Amount
(in thousands)
July 31, 2016
Due in less than one year	$25,257
Due in 1 to 3 years	31,099

Total marketable securities	$56,356

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
July 31, 2017
Corporate (a)	$24,969	$24,828
Government	12,408	12,410
Mortgage-Backed	2,335	2,332
Asset-Backed	17,375	17,348

Total	$57,087	$56,918

	Market Value	Amortized Cost
	(in thousands)
July 31, 2016
Corporate (a)	$22,574	$22,405
Government	18,321	18,249
Mortgage-Backed	1,665	1,672
Asset-Backed	13,796	13,739

Total	$56,356	$56,065

(a)	There are no held to maturity investments included in the above figures as of July 31, 2017 and 2016, respectively.

Realized gains, losses and interest income are included in interest income in the Statements of Operations. Unrealized gains and losses are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. The Company analyzes its securities portfolio for other-than-temporary impairment on a quarterly basis or upon occurrence of a significant change in circumstances. There were no other-than-temporary impairment losses recorded in the fiscal years ended July 31, 2017 or 2016.

The following table summarizes marketable securities and related unrealized gains and losses as of July 31, 2017 and 2016:

July 31, 2017	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$23,378	$(28)
Securities > 12 months unrealized losses	18,411	(32)
Securities < 12 months unrealized gains	2,080	3
Securities > 12 months unrealized gains	13,218	23

Total	$57,087	$(34)

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 31, 2016	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$3,363	$(4)
Securities > 12 months unrealized losses	6,925	(17)
Securities < 12 months unrealized gains	21,894	19
Securities > 12 months unrealized gains	24,174	74

Total	$56,356	$72

Interest income and realized gains and losses from sales of marketable securities, included in interest income in the Statement of Operations, are as follows:

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)
Interest income on marketable securities	$265	$280	$1,221
Realized gain (loss) from sales of securities	(1)	(1)	22

Total	$264	$279	$1,243

Fair Value of Financial Instruments

The Company determines its fair value measurements for assets and liabilities based upon the provisions of ASC 820, Fair Value Measurements and Disclosures.

ASC 825, Financial Instruments, requires that disclosure be made of estimates of the fair value of financial instruments. The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable debt and other accrued liabilities approximate fair value due to their short maturities. Marketable securities classified as available-for-sale are recorded at fair value based upon quoted market prices.

Concentration of Credit and Supplier Risk

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in millions except %’s)
Customer over 10% of net sales—Spirox (% of revenue)	15%	19%	13%
Net sales from top ten customers (% of total revenue)	59%	55%	54%
Accounts receivable from the same top ten customers	$51.2	$42.3	$43.1
Net sales to customers outside the United States	$321.9	$266.0	$312.5

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash equivalents, marketable securities and accounts receivable. All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company periodically reviews these investments to evaluate and minimize credit risk. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers. The Company does not require collateral, although the Company does obtain letters of credit on sales to certain foreign customers. During fiscal 2017 and fiscal 2016 the Company did not write off any accounts receivable. During fiscal 2015, the Company wrote off $0.2 million of accounts receivable.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Property and Equipment

Property and equipment acquired is recorded at cost. The Company provides for depreciation and amortization using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of July 31, 2017 and July 31, 2016 are summarized as follows:

	As of July 31,		Estimated Useful Lives
	2017	2016
	(in thousands)		(in years)
Equipment spares	$27,680	$30,784	7
Machinery, equipment and internally manufactured systems	30,707	31,206	3-7
Office furniture and equipment	1,302	2,157	3-7
Purchased software	547	725	3
Land	2,508	2,508	—
Buildings	7,990	7,944	10 – 40 years
Leasehold improvements	9,679	10,312	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	$80,413	$85,636
Accumulated depreciation and amortization	(51,904)	(60,153)

Property and equipment, net	$28,509	$25,483

Depreciation expense was $5.5 million, $5.7 million, and $6.4 million for the fiscal years ended July 31, 2017, 2016, and 2015, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective in 2020. The Company adopted this ASU in the first quarter of fiscal 2017. Adoption of this ASU did not have a material impact on its financial position or results of operation.

3. DISCONTINUED OPERATIONS

On November 30, 2015, the Company completed the sale of its Interface Board Business to Fastprint pursuant to the Purchase Agreement. The Interface Board Business produced printed circuit boards that are specifically designed to serve as an interface between the tester and the semiconductor device, or the semiconductor wafer, being tested. The Company sold and transferred the Assets to Fastprint, and assigned, and Fastprint assumed, the Assumed Liabilities, along with the transfer of the employees associated with that business, all pursuant to the terms of the Purchase Agreement. The purchase price for the Assets and the Assumed Liabilities was $23.0 million (the “Purchase Price”). Fastprint also agreed to pay for the accrued and unpaid vacation of certain U.S. employees transferring to the buyer (the “Accrued U.S. Compensation Amount”). At the Closing, Fastprint paid Everett Charles, as designated by the Company, the aggregate cash sum of $21.4 million, consisting of $20.7 million of the Purchase Price and the Accrued U.S. Compensation Amount, plus certain prepaid amounts. Pursuant to the Agreement, $2.3 million of the Purchase Price was payable on the first anniversary of the Closing subject to claims for indemnification by Fastprint, if any, prior to that time. As of the first anniversary date of the Closing, there were no claims for indemnification made by Fastprint, and the holdback was paid to ECT on December 1, 2016.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s historical financials have been revised to present the operating results of the Interface Board Business as a discontinued operation. The Interface Board Business was acquired from Dover on December 1, 2013.

Summarized results of the discontinued operation are as follows for the years ended July 31, 2016 and 2015:

	2016	2015
Revenue	$12,378	$34,920

Cost of Goods	$12,183	$35,392

Depreciation expense	$—	$771

Income (loss) from discontinued operations	$(1,538)	$(3,292)
Gain from sale of discontinued operations	13,578	—
Provision for income taxes	3,325	—

Income (loss) from discontinued operations, net of tax	$8,715	$(3,292)

Cash provided by (used in) operating activities (discontinued operations)	$7,679	$(2,419)

Cash provided by (used in) investing activities (discontinued operations)	$(350)	$(376)

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following:

	July 31,
	2017	2016
	(in thousands)
Accrued compensation	$18,864	$13,803
Accrued income, and other taxes	13,163	2,191
Warranty reserve	3,610	2,725
Accrued professional fees	3,218	1,524
Accrued commissions	2,931	2,814
Accrued vendor liability	2,229	1,607
Lease restoration accrual	—	1,566
Accrued restructuring	86	876
Other accrued expenses	6,161	4,482

Total accrued expenses	$50,262	$31,588

6. LONG-TERM DEBT

Long-term debt consisted of the following:

	July 31, 2017	July 31, 2016
	(in thousands)
Bank Term Loan under Credit Agreement	$19,375	$21,875
Bank Term Loan—Commerzbank	2,791	3,091

Total debt	22,166	24,966
Less: financing fees	(840)	(947)
Less: current portion	(3,779)	(2,822)

Total long-term debt	$17,547	$21,197

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
2018	$3,851
2019	16,351
2020	413
2021	413
2022	413
Thereafter	725

Total	$22,166

Credit Agreement

On December 15, 2014, the Company entered into a credit agreement (the “ Credit Agreement”) with ECT and together with the Company, the “Borrowers”, Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (the “Lenders”). The Credit

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement provides for a senior secured credit facility, consisting of a term loan facility (the “Term Loan”), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to the Company on December 15, 2014 (the “Facility”).

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) (the “Leverage Ratio”), or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of July 31, 2017, the interest rate in effect on the Facility was 3.69%.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of July 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INCOME TAXES

The components of income (loss) before income taxes and the provision (benefit) from income taxes consist of the following:

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)
Income (loss) before income taxes
U.S.	$7,386	$(9,210)	$6,290
Foreign	21,113	10,009	27,816

Income (loss) before income taxes	$28,499	$799	$34,106

Provision for (benefit from) income taxes:
Current:
Federal	$—	$(3,230)	$—
State	6	(92)	—
Foreign	6,026	1,661	3,123

Total Current	$6,032	$(1,661)	$3,123

Deferred
Federal	$113	$103	$110
State	1	3	2
Foreign	(202)	(105)	(647)

Total Deferred	(88)	1	(535)

Total provision for (benefit from) income taxes	$5,944	$(1,660)	$2,588

Reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Fiscal Year Ended July 31,
	2017	2016	2015
U.S. federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	(15.34)	(111.59)	(15.33)
Foreign rate differential	(5.45)	(266.17)	(21.03)
Permanent differences	6.30	99.19	8.88
Change in uncertain tax positions	(0.04)	22.50	(0.26)
Other	0.40	13.30	0.33

Effective tax rate	20.87%	(207.77)%	7.59%

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities as of July 31, 2017, and 2016 are as follows:

	As of July 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$140,326	$144,699
Capital loss carryforwards	—	64
Tax credits	34,078	32,487
Inventory valuation reserves	11,128	14,213
Deferred revenue	2,182	1,237
Other	16,001	14,859

Total deferred tax assets	203,715	207,559
Valuation allowance	(203,261)	(206,937)

Net deferred tax assets	$454	$622

Deferred tax liabilities:
Intangibles	$(762)	$(373)
Fixed assets and spares	(213)	(756)
Prepaid expenses	(71)	(173)

Total deferred tax liabilities	(1,046)	(1,302)

Net deferred tax assets (liabilities)	$(592)	$(680)

Cumulative unremitted foreign earnings that are considered to be indefinitely reinvested outside of the U.S. and on which no U.S. taxes have been provided are approximately $47.7 million and $35.7 million as of July 31, 2017 and 2016. Due to net operating loss and credit carryforwards, the residual U.S. tax liability, if such amounts were remitted, would be minimal.

ASC 740-10-30, Income Taxes, requires the Company to periodically evaluate the necessity of establishing or increasing a valuation allowance for deferred tax assets depending on whether it is more likely than not that a related benefit will be realized in future periods. A valuation allowance has been recorded against net deferred tax assets in the U.S. and in certain foreign jurisdictions with a history of losses. The valuation allowance totaled $203.3 million and $206.9 million as of July 31, 2017 and 2016, respectively. The decrease in the Company’s valuation allowance compared to the prior year was primarily due to a decrease in U.S. deferred tax assets associated with sources of income in the current year.

As of July 31, 2017, the Company had federal net operating loss carryforwards of $349.6 million, which expire from 2019 to 2036, federal tax credit carryforwards, including research and development and foreign tax credits, of $11.1 million which expire from 2018 to 2037, state net operating loss carryforwards of $249.9 million, which expire from 2018 to 2036, and state tax credits and carryforwards of $37.9 million, of which the majority have an indefinite credit carryforward period. The remaining state tax credit carryforwards begin expiring in 2018 to 2032. The Company also has foreign net operating loss carryforwards of approximately $13.1 million in various foreign jurisdictions.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the Company’s adjustments to its uncertain tax positions in the fiscal years ended July 31, 2017, 2016 and 2015 is as follows:

	July 31, 2017	July 31, 2016	July 31, 2015
	(in thousands)
Balance at beginning of year	$6,283	$6,267	$6,590
Increase (decrease) for uncertain tax positions related to the current year	200	16	185
Decrease for uncertain tax positions related to prior years	—	—	—
Decreases for lapses of statutes of limitations	(333)	—	(508)

Balance at end of year	$6,150	$6,283	$6,267

As of July 31, 2017 and July 31, 2016, our liability for unrecognized income tax benefits was $6.2 million and $6.3 million respectively (of which $2.6 million and $2.7 million, if recognized, would impact our income tax rate). The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company has accrued a total of $1.3 million and $1.2 million, respectively, for the potential payment of interest and penalties at July 31, 2017 and July 31, 2016. The Company does not anticipate a material reduction of uncertain tax positions over the next 12 months.

The Company files income tax returns with the U.S. federal government and various state and international jurisdictions, which are subject to potential examination by tax authorities. With few exceptions, the Company’s 1998 and subsequent federal and state tax years remain open by statute, principally relating to net operating loss carryforwards.

8. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions or in privately negotiated transactions (the “2015 Plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue 2015 Plan at any time and the 2015 Plan has no expiration date. As of July 31, 2017, the Company had repurchased 1,956,733 shares for approximately $12 million under the 2015 Plan.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reserved Unissued Shares

At July 31, 2017 and July 31, 2016, the Company had reserved 3,433,998 and 3,683,812 of unissued shares of its common stock for possible issuance under stock-based compensation plans and the Company’s Employee Stock Purchase Plan.

9. EMPLOYEE BENEFIT PLANS

Stock Option Plans

In connection with the Company’s stock-based compensation plans, at July 31, 2017, there were no options outstanding and exercisable under any plan.

For the fiscal years ended July 31, 2016 and 2015 the Company’s stock option activity was as follows:

	2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	25,080	$11.42	475,874	$15.08
Exercised	—	—	(47,687)	5.79
Forfeited/Expired	(25,080)	11.42	(403,107)	14.99

Options outstanding and exercisable, end of year	—	—	25,080	$11.42

The intrinsic value of options exercised during the year ended July 31, 2015 was $0.

Restricted Stock Units and Performance Restricted Stock Units

For the years presented, the Company granted RSUs and PRSUs to certain executives, directors and employees, with vesting terms ranging from one to four years:

	Year Ended July 31,
	2017	2016	2015
Total awards	994,000	838,300	938,307
Executives only	458,000	305,000	305,000

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended July 31, 2017, 2016, and 2015 the status of the Company’s outstanding RSUs and PRSUs is as follows:

	2017		2016		2015
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
RSUs and PRSUs outstanding, beginning of year	2,036,956	$7.42	2,174,134	$8.03	2,154,638	$6.68
Granted	994,000	6.17	838,300	6.03	938,307	9.87
Vested	(888,450)	7.31	(918,978)	7.54	(878,186)	6.73
Forfeited	(72,915)	7.15	(56,500)	8.39	(40,625)	7.25

RSUs and PRSUs outstanding, end of year	2,069,591	$6.87	2,036,956	$7.42	2,174,134	$8.03

The fair value of RSUs vested during the fiscal years ended July 31, 2017, 2016, and 2015 was $6.5 million, $6.9 million, and $5.9 million, respectively.

Employee Stock Purchase Plan

In December 2003, the shareholders approved an employee stock purchase plan, which was subsequently amended in September 2005, July 2009, October 2012 and August 2016 (“2004 ESPP”). Under the 2004 ESPP, as amended, eligible employees may contribute up to 15% of their annual compensation for the purchase of common stock of the Company, subject to an annual limit of $25,000. The price paid for the common stock is equal to 85% of the price of the Company’s common stock on the last business day of a six-month offering period. The 2004 ESPP limited the number of shares that can be issued over the term of the plan to eligible employees to 400,000 shares, and the July 2009 amendment increased the number of shares that may be issued by an additional 400,000 shares. An October 2012 amendment increased the number of shares that may be issued by an additional 800,000 shares, and the latest amendment in August 2016 increased the number of shares that may be issued by an additional 800,000 shares. In fiscal years 2017, 2016, and 2015, the total number of shares issued under the 2004 ESPP were 116,270, 191,909, and 169,624, respectively. As of July 31, 2017, there are 920,737 shares available for issuance under the 2004 ESPP.

Other Compensation Plans

The Company has established a LTX-Credence Profit Sharing Bonus Plan, whereby a percentage of pretax profits are distributed quarterly to all eligible LTX-Credence non-executive employees. Under the LTX-Credence Profit Sharing Bonus Plan, the Company recorded profit sharing expense for all eligible employees of approximately $0.8 million, $0.0 million, and $0.9 million, for the fiscal years ended July 31, 2017, 2016, and 2015, respectively.

The Company also has other established incentive compensation plans for its ECT, atg-Luther & Maelzer and Multitest employees. Under these plans, individuals are compensated based on company performance as well as individual performance, in addition to other specific criteria for each plan. Under these plans, the Company recorded expense of approximately $2.0 million, $1.0 million, and $2.0 million for fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has an Executive Profit Sharing Plan pursuant to which the Company’s executives are eligible to receive cash awards based on the Company’s achievement of certain profitability milestones. Executive employees included in this plan are excluded from the above noted compensation plans. Under the Executive Profit Sharing Plan, the Company recognized expense of $2.9 million for fiscal 2017, $0.1 million for fiscal 2016, and $2.7 million for fiscal 2015.

The Company maintains a 401(k) Growth and Investment Plan (“401(k) Plan”). Eligible employees may make voluntary contributions to the 401(k) Plan through a salary reduction contract up to the statutory limit or 20% of their annual compensation. The Company matches 50% of employees’ first 6% of voluntary contributions. Company contributions vest at a rate of 20% per year and employees are 100% vested after 5 years of service. The Company funded the match with a contribution of $1.2 million for fiscal 2017, $1.2 million for fiscal 2016, and $1.4 million fiscal 2015.

10. SEGMENT, INDUSTRY AND GEOGRAPHIC AND SIGNIFICANT CUSTOMER SEGMENT INFORMATION

In accordance with the provisions of ASC 280, Segment Reporting, the Company determined that it has six operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, the Company determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, the Company has two reportable segments: the Semiconductor Test Solutions (STS) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers, and Contactors operating segments, and the Electronic Manufacturing Solutions (EMS) reportable segment, which is comprised of the PCB Test, Probes / Pins, and Fixtures operating segments.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment information for the years ended July 31, 2017, 2016 and 2015 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Corporate	Consolidated
2017
Net sales	$319,319	$71,452	$—	$390,771
Operating income (loss)	$23,450	$4,362	$—	$27,812
Depreciation and amortization expense	$4,781	$1,409	$—	$6,190
2016
Net sales	$252,006	$72,200	$—	$324,206
Operating income (loss)	$(218)	$1,270	$(924)	$128
Depreciation and amortization expense	$5,612	$1,341	$—	$6,953
2015
Net sales	$313,858	$84,120	$—	$397,978
Operating income (loss)	$26,318	$5,481	$(2,206)	$29,593
Depreciation and amortization expense	$6,795	$1,289	$—	$8,084

Included in Corporate is restructuring charges.

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

The Company’s sales to its top ten customers for the fiscal years ended July 31, 2017, 2016, and 2015, along with the accounts receivable for the same customers at July 31, 2017, 2016, and 2015, are summarized as follows:

	Fiscal Year Ended July 31,
	2017	2016	2015
Net sales to the top ten customers	59%	55%	54%
Accounts receivable from top ten customers (in millions)	$51.2	$42.3	$43.1

	Fiscal Year Ended July 31,
	2017	2016	2015
The Company’s customer over 10% of net sales, primarily in the Semiconductor Test and Semiconductor Handler segments:
Spirox	15%	19%	13%

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s net sales to geographic area for the fiscal years ended July 31, 2017, 2016, and 2015, along with the long-lived assets by location at July 31, 2017 and July 31, 2016, are summarized as follows:

	Fiscal Year Ended July 31,
	2017	2016	2015
	(in thousands)
Sales to unaffiliated customers (ship to location):
United States	$68,892	$58,224	$85,467
Taiwan	59,284	39,815	50,759
Philippines	54,881	34,347	50,271
Malaysia	30,288	21,668	38,840
Thailand	25,151	20,694	26,414
Hong Kong/China	48,271	55,733	43,330
Germany	28,469	25,108	29,503
Singapore	24,601	19,286	21,652
All other countries (none of which is individually greater than 10% of net sales)	50,934	49,331	51,742

Total sales to unaffiliated customers	$390,771	$324,206	$397,978

	As of July 31,
	2017	2016
	(in thousands)
Long-lived assets:
United States	$14,426	$11,004
Germany	8,579	8,457
Malaysia	3,069	3,146
China	285	301
Singapore	416	784
Japan	791	878
Philippines	82	186
Taiwan	375	243
All other countries	486	484

Total long-lived assets	$28,509	$25,483

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

On August 22, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Chris Stallings v. Xcerra Corporation, et al., C.A. No. 1:17-cv-11579. The complaint alleges, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other things, either to enjoin the Company and the Board from conducting the stockholder vote on the Merger unless and until the allegedly omitted material information is disclosed to the Company’s stockholders or, in the event the Merger is consummated, to recover damages resulting from the Company’s and the Board’s violations of federal securities laws and regulations.

On August 23, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, each member of the Board, Parent, Unic Capital, Sponsor and Merger Sub, captioned Robert Berg v. Xcerra Corporation et. al., Case No. 1:17-cv-11583. The complaint alleges, among other things, that the Company, the Board, Parent, Unic Capital, Sponsor and Merger Sub violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that omits material information with respect to the proposed Merger, which renders the proxy statement false and misleading. The complaint seeks, among other things, either to enjoin the Company, the Board, Parent, Unic Capital, Sponsor and Merger Sub from proceeding with, consummating or closing the Merger or, in the event the Merger is consummated, to rescind the Merger and set aside or award rescissory damages.

The Company is reviewing the complaints and has not yet formally responded to them, but believes that the plaintiffs’ allegations are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Company’s defense of the actions will be successful. Additional complaints containing substantially similar allegations may be filed in the future.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2017 or July 31, 2016.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liability or costs that may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company has not accrued a liability for these agreements as of July 31, 2017 or July 31, 2016.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2017, the Company had approximately $58.1 million of non-cancellable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of July 31, 2017, are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
2018	$4,200	$560	$4,760
2019	3,401	373	3,774
2020	2,811	192	3,003
2021	2,435	110	2,545
2022	1,803	—	1,803
Thereafter	4,843	—	4,843

Total minimum lease payments	$19,493	$1,235	$20,728

Total rent expense for the fiscal years ended July 31, 2017, 2016, and 2015 were $5.0 million, $5.4 million, and $5.8 million, respectively.

12. RESTRUCTURING

In accordance with the provisions of ASC 420, Exit or Disposal Cost Obligation, the Company recognizes certain costs associated with headcount reductions, office vacancies and other costs to move or relocate operations or employees as restructuring costs in the period in which such actions are initiated and approved by management or the obligations are incurred, as applicable.

As of July 31, 2017, the Company’s restructuring accrual represented obligations associated with the Company’s decision to close its engineering development site in Yerevan, Armenia, as well as severance and other post-employment obligations payable in connection with headcount reductions related to continued reorganization of its Fixtures segment. During the twelve months ended July 31, 2017, the Company incurred costs to move its Milpitas, California office to a new location, costs associated with the Customer Repair Center move, reorganization of its Fixtures segment, and severance paid to an employee who did not transfer to Fastprint following the termination of a Transition Services Agreement with Fastprint.

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the Company’s restructuring accrual activity for the three years ended July 31, 2017:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2014	$421	$2,131	$2,552
Restructuring expense	1,148	1,058	2,206
Accretion	—	326	326
Cash paid	(885)	(2,071)	(2,956)

Balance July 31, 2015	684	1,444	2,128
Restructuring expense	428	496	924
Accretion	—	397	397
Cash paid	(970)	(1,603)	(2,573)

Balance July 31, 2016	142	734	876
Restructuring expense	455	149	604
Accretion	—	253	253
Cash paid	(576)	(1,071)	(1,647)

Balance July 31, 2017	$21	$65	$86

13. FAIR VALUE MEASUREMENTS

The Company determines its fair value measurements for assets and liabilities based upon the provisions of ASC 820, Fair Value Measurements and Disclosures.

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

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of July 31, 2017 and July 31, 2016, respectively.

		Fair Value Measurements at Reporting Date Using (in thousands)
July 31, 2017	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$103,637	$103,637	$—	$—
Marketable securities	57,087	12,109	44,978	—

Total Assets	$160,724	$115,746	$44,978	$—

July 31, 2016	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$83,065	$83,065	$—	$—
Marketable securities	56,356	12,597	43,759	—

Total Assets	$139,421	$95,662	$43,759	$—

(1)	Cash and cash equivalents as of July 31, 2017 and July 31, 2016 includes cash held in operating accounts of approximately $103.5 million and $82.7 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure they are included as having Level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s long-term debt, which includes term loans, approximates fair value due to market interest. Long-term debt at July 31, 2017 and 2016 was $22.2 million and $25.0 million, respectively. Within the hierarchy of fair value measurement, these are level 2 inputs.

14. QUARTERLY RESULTS OF OPERATIONS (unaudited)

Fiscal Year Ended July 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$80,085	$80,124	$103,635	$126,926
Gross profit	34,360	34,786	46,325	57,637
Net income	18	2,572	7,548	12,417
Net income per share:
Basic	$0.00	$0.05	$0.14	$0.23
Diluted	$0.00	$0.05	$0.14	$0.23

XCERRA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net income for fiscal 2017 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Restructuring	$(107)	$(299)	$(187)	$(198)
Deal costs	—	(503)	(1,341)	(1,242)

Total non-recurring income (expense)	$(107)	$(802)	$(1,528)	$(1,440)

Fiscal Year Ended July 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$78,401	$72,334	$82,237	$91,234
Gross profit	32,132	29,705	35,904	42,185
Net income (loss)	(1,666)	2,548	3,157	7,135
Net income (loss) per share:
Basic	$(0.03)	$0.05	$0.06	$0.13
Diluted	$(0.03)	$0.05	$0.06	$0.13

Net income for fiscal 2016 includes the following activity associated with non-recurring transactions:

Fiscal Year Ended July 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Discontinued operations	$(788)	$8,363	$2,189	$(1,050)
Restructuring	(133)	(252)	(120)	(420)
Impairment of asset held for sale	—	—	(601)	—
Tax benefit from divestiture	—	—	793	2,530

Total non-recurring income (expense)	$(921)	$8,111	$2,261	$1,060

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xcerra Corporation

Norwood, Massachusetts

We have audited the accompanying consolidated balance sheets of Xcerra Corporation as of July 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xcerra Corporation at July 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Xcerra Corporation’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated, September 11, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

September 11, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of July 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017. In making this assessment, the Company’s management used the criteria based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, management concluded that, as of July 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued a report on its assessment of the Company’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Xcerra Corporation

Norwood, Massachusetts

We have audited Xcerra Corporation’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Xcerra Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Xcerra Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xcerra Corporation as of July 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2017 and our report dated September 11, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

September 11, 2017

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item, including information relating to our directors and executive officers, Section 16(a) beneficial ownership reporting compliance, code of ethics, director nomination procedures and audit committee, is incorporated herein by reference from our definitive proxy statement in connection with our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), or an amendment on Form 10-K/A, either of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.	Executive Compensation

The information required by this item, including information relating to our executive compensation and compensation committee, is incorporated herein by reference from the 2017 Proxy Statement, or an amendment on Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, including information relating to our security ownership of certain beneficial owners, is incorporated herein by reference from the 2017 Proxy Statement, or an amendment on Form 10-K/A. In addition, the information under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Form 10-K is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item, including information relating to our related person transactions and director independence, is incorporated herein by reference from the 2017 Proxy Statement, or an amendment on Form 10-K/A.

Item 14.	Principal Accountant Fees and Services

The information required by this item, including information relating to our principal accountant fees and services, is incorporated herein by reference from the 2017 Proxy Statement, or an amendment on Form 10-K/A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of the Company for the fiscal year ended July 31, 2017, are included in Item 8, herein.

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

(c) Financial Statement Schedules

SCHEDULE II

XCERRA CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For Years Ended July 31, 2017, 2016 and 2015

(in thousands)

Description	Balance at beginning of period	Charged to expense	Transfers, Net (1)	Deductions (2)	Balance at end of period
Reserve for doubtful accounts
July 31, 2017	$126	$127	$—	$(181)	$72
July 31, 2016	$110	$16	$—	$—	$126
July 31, 2015	$139	$5	$—	$(34)	$110
Reserve for excess and obsolete inventory (3)
July 31, 2017	$21,402	$2,977	$766	$(3,210)	$21,935
July 31, 2016	$46,908	$2,349	$362	$(28,217)	$21,402
July 31, 2015	$45,178	$2,665	$1,841	$(2,776)	$46,908

(1)	Represents transfers from fully reserved vendor liability obligations and internal capital equipment and transfers to fixed assets. This figure also represents reserves related to the discontinued operations.
(2)	Represents amounts written off or utilization of reserve or recovery of previously written off amounts.
(3)	Amounts charged to expense and recorded in cost of sales are costs relating to product deemed defective or unusable during the normal manufacturing process. Deductions are also recorded to cost of sales and primarily represent scrapping of inventory no longer in use, with some release of reserves related to sales of previously reserved inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xcerra CORPORATION

By:	/S/ DAVID G. TACELLI
David G. Tacelli
President and Chief Executive Officer

September 11 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	September 11, 2017

/S/ DAVID G. TACELLI David G. Tacelli	President, Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2017

/S/ MARK J. GALLENBERGER Mark J. Gallenberger	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	September 11, 2017

/S/ MARK S. AIN Mark S. Ain	Director	September 11, 2017

/S/ ROGER J. MAGGS Roger J. Maggs	Director	September 11, 2017

/S/ BRUCE R. WRIGHT Bruce R. Wright	Director	September 11, 2017

/S/ JORGE L. TITINGER Jorge L. Titinger	Director	September 11, 2017

EXHIBIT INDEX

Exhibit No.	Description

2.1

Master Sale and Purchase Agreement, made and effective as of September 6, 2013, by and among the Registrant, Dover Printing & Identification, Inc. and, for the limited purposes set forth therein, Dover Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2013)

2.2

Agreement and Plan of Merger, dated as of April 7, 2017, by and among Unic Capital management, Co., Ltd., China Integrated Industry Investment fund Co., Ltd., and Xcerra Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2017)

2.3

Amendment to the Agreement and Plan of Merger, dated August 4, 2017, by and among Hubei Xinyan Equity Investment Partnership (Limited Partnership), China Integrated Circuit Industry Investment Fund Co., Ltd., and Xcerra Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

3.1	Restated Articles of Organization, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

3.2	By-laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

10.1+	2004 Stock Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

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

Exhibit No.	Description

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

21.1	Subsidiaries of Registrant

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document

+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

Pursuant to Item 601 of Regulation S-K, certain instruments with respect to long-term debt not exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish to the Commission a copy of each such instrument upon request.

Shareholder Return on Common Stock

The graph below compares Xcerra Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Sector Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 7/31/2013 to 7/31/2017.

* $100 invested on 7/31/13 in stock or index, including reinvestment of dividends.

Fiscal year ending July 31, 2017

	7/13	7/14	7/15	7/16	7/17
Xcerra Corporation	100.00	174.44	117.35	113.81	181.16
Philadelphia Semiconductor Sector Index	100.00	127.16	135.27	160.49	227.12
NASDAQ Composite Index	100.00	120.50	141.42	142.35	175.05

The stock price performance included in this graph is not necessarily indicative of future stock price performance.