Form 10-K/A
period 2017-07-31
Xcerra Corp
filed 2017-11-21
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on January 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was $400,580,260

Number of outstanding shares of Common Stock as of October 15, 2017: 54,711,698.

XCERRA CORPORATION

EXPLANATORY NOTE

On September 11, 2017, Xcerra Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended July 31, 2017 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before November 28, 2017 (i.e., within 120 days after the end of the Company’s 2017 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on September 11, 2017 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

Unless the context otherwise indicates or requires, the terms “we”, “our”, “us”, “Xcerra” and the “Company”, as used in this Amendment refer to Xcerra Corporation and its subsidiaries.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors of the Company

The following table sets forth information about our directors. The respective age of each individual in the table below is as of the date of this Amendment.

Director	Age	Director Since
Mark S. Ain	74	2001
Roger W. Blethen	66	1980
Roger J. Maggs	71	1994
David G. Tacelli	58	2005
Jorge L. Titinger	56	2012
Bruce R. Wright	69	2008

The following sets forth biographical information with respect to our directors:

Mark S. Ain has been a director of the Company since 2001 and has served as Lead Independent Director since June 2010. Since founding Kronos Incorporated, a workforce management company in 1977, Mr. Ain has held the position of Chairman and, until 2005, Chief Executive Officer. Mr. Ain serves as a director of Kronos Incorporated, KVH Industries, Inc., and various private companies. He is also active on several professional and charitable boards. We believe that Mr. Ain’s previous experience as a chief executive officer, his service on numerous boards of directors, and his entrepreneurial and technical backgrounds allow him to be a key contributor to the Board.

Roger W. Blethen has been a director since 1980 and has served as Chairman of the Board since December 2008. Mr. Blethen also served as Chairman of the Board from December 2001 until our merger with Credence in August 2008. He was Chief Executive Officer of the Company from September 1996 until November 2005. Mr. Blethen was President of the Company from 1994 to 1996 and a Senior Vice President of the Company from 1985 until 1994. Mr. Blethen was a founder of the Company and served in a number of senior management positions with the Company since its formation in 1976. Mr. Blethen serves as a director for MEMSIC, Inc., a private company that designs, manufactures, and sells MEMS sensors, components, and systems. Mr. Blethen also served as a director of MEMSIC, Inc. while it was a publicly traded company from 2005 until MEMSIC, Inc. consummated its merger with, among others, MZ Investment Holdings Limited, in September of 2013. As our founder and former Chief Executive Officer, we believe that Mr. Blethen’s detailed knowledge of the Company and the automatic test industry provides a critical contribution to the Board.

Roger J. Maggs has been a director of the Company since 1994. Mr. Maggs was a founder at Celtic House Venture Partners, a private equity investment firm, until he retired in September 2013. He has held senior positions with that firm since 1994. Mr. Maggs was a Vice President of Alcan Aluminum Limited from 1986 until 1994. Mr. Maggs currently sits on the board of directors and serves as Chairman of Sandvine, Inc., a company traded on the Toronto Stock Exchange, a position he has held since prior to its initial public offering on the London Stock Exchange. Mr. Maggs also sits on the board of Spectra7 Microsystems, a company traded on the Toronto Stock Exchange, and since April of 2016 has been a director of Excalibur Steel UK, a private company. We believe that Mr. Maggs’ expertise as the founder and active partner in a venture capital firm, and his years of service as a director for over thirty private and public companies, allows him to be a key contributor to the Board.

David G. Tacelli was elected a director of the Company in November 2005 and has been Chief Executive Officer of the Company since November 2005. He has also served as President of the Company since May 2002 and served as Chief Operating Officer from May 2002 to November 2005. Prior to that, he was Executive Vice President from December 1999 to May 2002. Prior to that, Mr. Tacelli served in various management positions with the Company, including: Chief Financial Officer and Treasurer (each from December 1998 to October 2000), Vice President, Operations (from 1996 to 1998), Director of Manufacturing of the Mixed Signal Division (from 1994 to 1996), Director of Customer Service (from 1992 to 1994), Controller and Business Manager for Operations (from 1990 to 1992) and Controller for Sales and Support (from 1988 to 1990). Prior to joining the Company, Mr. Tacelli was employed by Texas Instruments for seven years in various management positions. As our Chief Executive Officer, we believe that Mr. Tacelli’s detailed knowledge of the Company provides a critical contribution to the Board.

Jorge L. Titinger was elected a director of the Company in August 2012. Mr. Titinger currently serves as a director of CalAmp Corp, a position he has held since June 2015, and as a director of Hercules Capital, Inc., a position he has held since October 2017.

From 2012 to 2016, he was President and Chief Executive Officer of Silicon Graphics International Corp. (“SGI”), a position he has held until SGI was acquired by Hewlett Packard Enterprise. Mr. Titinger also served as President and Chief Executive Officer of Verigy Ltd. from January 2011 until October 2011, as President and Chief Operating Officer of Verigy Ltd. from July 2010 to January 2011, and as Chief Operating Officer of Verigy Ltd. from June 2008 to July 2010. Verigy Ltd. was acquired by Advantest Corporation in July 2011 and Mr. Titinger continued to serve in a transitional role following the acquisition until October 2011 as President and Chief Executive Officer of Verigy Ltd., then a subsidiary of Advantest Corporation. Prior to his service at Verigy Ltd., Mr. Titinger held executive positions at FormFactor, Inc. from November 2007 to June 2008 and KLA-Tencor Corporation from December 2002 to November 2007. Mr. Titinger holds B.S. and M.S. degrees in Electrical Engineering and an M.S. degree in Engineering Management from Stanford University. We believe that Mr. Titinger’s board and executive level experience in the automatic test equipment and semiconductor capital equipment industries allow him to be a key contributor to the Board.

Bruce R. Wright has served as a director of the Company since August 2008 when he was elected in connection with the merger with Credence. Since June 1999, Mr. Wright has been Senior Vice President, Finance, Chief Financial Officer and Secretary of Ultratech, Inc., a photolithography and laser thermal processing equipment company until Ultratech was acquired by Veeco Instruments, Inc. in May 2017. From May 1997 to May 1999, Mr. Wright served as Executive Vice President, Finance and Chief Financial Officer of Spectrian Corporation, a radio frequency (RF) amplifier company. From November 1994 through May 1997, Mr. Wright was Senior Vice President of Finance and Administration, and Chief Financial Officer of Tencor Instruments until its acquisition by KLA Instruments Corporation in 1997, which formed KLA-Tencor Corporation, and from December 1991 through October 1994, Mr. Wright was Vice President and Chief Financial Officer of Tencor Instruments. We believe that Mr. Wright’s experience as chief financial officer of numerous technology companies allows him to be a key contributor to the Board.

Executive Officers of the Company

Our executive officers as of the date of this Amendment are as follows:

Executive Officer	Age	Position
David G. Tacelli	58	President and Chief Executive Officer
Mark J. Gallenberger	53	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
Pascal Rondé	55	Senior Vice President, Global Customer Team

Executive officers are appointed by and serve at the discretion of the Board.

David G. Tacelli was appointed Chief Executive Officer of the Company effective November 1, 2005. He has also served as President of the Company since May 2002 and previously served as Chief Operating Officer from May 2002 to November 2005. Prior to that, he was Executive Vice President from December 1999 to May 2002. Prior to that, Mr. Tacelli served in various management positions with the Company, including: Chief Financial Officer and Treasurer (each from December 1998 to October 2000), Vice President, Operations (from 1996 to 1998), Director of Manufacturing of the Mixed Signal Division (from 1994 to 1996), Director of Customer Service (from 1992 to 1994), Controller and Business Manager for Operations (from 1990 to 1992) and Controller for Sales and Support (from 1988 to 1990). Prior to joining the Company, Mr. Tacelli was employed by Texas Instruments for seven years in various management positions.

Mark J. Gallenberger was appointed Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of the Company effective March 1, 2014. Mr. Gallenberger previously served as the Company’s Vice President, Chief Financial Officer and Treasurer from October 2000 to February 28, 2014. Prior to joining the Company, Mr. Gallenberger was a Vice President with Cap Gemini, Ernst & Young’s consulting practice. During his six years with Ernst & Young, Mr. Gallenberger established the Deals & Acquisitions Group, where he was involved in numerous domestic and international strategic acquisitions, joint ventures, alliances and equity investments. Prior to joining Cap Gemini, Mr. Gallenberger served in several technical and management positions within Digital Equipment Corporation’s semiconductor products group.

Pascal Rondé was appointed Senior Vice President, Global Customer Team effective March 1, 2014. Mr. Rondé previously served as the Company’s Vice President, Global Field Operations from January 2012 to February 28, 2014. Prior to joining the Company, Mr. Rondé was Vice President of Sales, Service and Support for the Automated Test Group of the Hewlett-Packard Company (HP) spinoff, Agilent Technologies. Renamed Verigy upon going public, it was acquired by Advantest in July 2011. Mr. Rondé joined HP in 1991 as a sales engineer for semiconductor test and served in progressively more responsible sales management positions, including European business manager for semiconductor test and in 1999, he was promoted to General Manager for the High Volume Manufacturing Test Customer Team in Europe. Prior to joining HP, Mr. Rondé was employed by Saintel, a French distributor of ATE and ATE-related companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership of our equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Based solely on our review of copies of such filings by our directors, executive officers, and 10% shareholders, or written representations from certain of those persons, we believe that all filings required to be made by those persons during fiscal 2017 were timely made.

Corporate Governance

Board Composition and Board Meetings

The Board currently consists of six directors. During fiscal 2017, the Board held a total of eight meetings and took action by unanimous written consent in lieu of a meeting one time. Each director attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings of all committees on which he served held during fiscal 2017.

Board Committees

The Board has a standing Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, each of which is discussed in more detail below. Each director that served on the standing committees during fiscal 2017 is, and was considered, an independent director as defined under applicable rules of The NASDAQ Stock Market (“NASDAQ”).

Compensation Committee

The Board has a standing Compensation Committee which met five times during fiscal 2017. The Compensation Committee determines the compensation of all our executive officers and recommends the compensation policies for other officers and employees. The Compensation Committee is also responsible for considering the impact of our compensation programs on our risk profile, and reviewing and administering our incentive compensation plans, equity incentive programs and other benefit plans. It periodically reviews and makes recommendations to the Board with respect to director compensation. In determining the compensation of executive officers other than the Chief Executive Officer, our Chief Executive Officer attends and proposes the agenda for these meetings, provides recommendations to the Compensation Committee regarding all significant elements of compensation paid to the other executive officers, participates in the Compensation Committee’s discussions regarding the compensation of the other executive officers and provides his evaluation of the performance of the other executive officers.

Messrs. Ain and Titinger constituted all of the members of the Compensation Committee in fiscal 2017. Mr. Ain serves as the Chairman of the Compensation Committee. Each director that served on the Compensation Committee during fiscal 2017 is, and was considered, an independent director as defined under applicable rules of NASDAQ, including the independence requirements contemplated by Rule 10C-1 under the Exchange Act. The Compensation Committee acts under the terms of a written charter. We have posted a copy of the Compensation Committee charter on our website, which is located at www.xcerra.com. Information contained on our website is not incorporated by reference into this proxy statement. For more information regarding the Compensation Committee, please refer to “Compensation of Executive Officers” beginning on page 5.

Audit Committee

The Board has a standing Audit Committee which met five times during fiscal 2017. The Audit Committee assists the Board in the oversight of the integrity of our financial statements and compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence and the performance of our registered public accounting firm. Messrs. Titinger, Maggs, and Wright constituted all of the members of the Audit Committee during fiscal 2017. Each director who served as a member of the Audit Committee during fiscal 2017 is, and was, an independent director as defined under applicable rules of NASDAQ, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Mr. Wright serves as the Chairman of the Audit Committee and is an “audit committee financial expert” as defined by the SEC’s rules.

The Audit Committee acts under the terms of a written charter which is posted on our website at www.xcerra.com. Information contained on our website is not incorporated by reference into this proxy statement.

Corporate Governance and Nominating Committee

The Board has a standing Corporate Governance and Nominating Committee which met four times during fiscal 2017. The Corporate Governance and Nominating Committee is responsible for overseeing corporate governance principles applicable to us, recommending to the Board the persons to be nominated for election as directors and determining the membership of Board committees. The members of the Corporate Governance and Nominating Committee were Messrs. Ain, Maggs, Titinger, and Wright during fiscal 2017, all members are, and were, independent directors as defined by applicable NASDAQ rules. A copy of the Corporate Governance and Nominating Committee Charter is posted on our website at www.xcerra.com.

Code of Ethics

We have adopted a code of ethics that applies to all directors and employees, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. The text of the code of ethics (known as the “Business Conduct and Ethics Policy”) is posted on the “corporate governance” section of our website at www.xcerra.com. We intend to post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code. Information contained on our website is not incorporated by reference into this Amendment.

Item 11. Executive Compensation

Compensation Discussion and Analysis (CD&A)

Compensation of Named Executive Officers

The following Compensation Discussion and Analysis provides information on the compensation arrangements for our named executive officers, who, for fiscal 2017, were each of our executive officers set forth above: Messers. Tacelli, Gallenberger and Rondé.

Industry Background and Compensation Philosophy

The semiconductor capital equipment industry in which we operate is highly cyclical, with the industry swings having a direct and significant impact on our performance and, accordingly, the compensation paid to our named executive officers. In response to the challenge created by this cyclicality, the Compensation Committee follows a compensation program that is intended to achieve a balance between incentive-based and fixed compensation, while also satisfying the objectives of (i) attracting, retaining, and motivating the best possible executive talent, (ii) promoting the achievement of key operational and financial performance measures, and (iii) aligning the executives’ incentives with the creation of shareholder value.

This compensation program is generally intended to deliver an average total compensation amount at the median of our industry peer group throughout a semiconductor capital equipment industry cycle (discussed below in the section titled “Benchmarking”), and was comprised of a base salary, a variable cash incentive component that only pays if we generate Adjusted Earnings (as defined below under “Annual Cash Incentive Bonus Plan”) and incentivizes executives for superior financial and operational performance, and an equity component with four-year vest periods, including both time-based and performance-based RSUs, that link long-term executive interests with the long-term interests of our shareholders. During the industry growth cycles, total compensation will likely be higher than the peer group median, and during the industry slow periods, total compensation will be lower than the peer group median.

Objectives of Our Executive Compensation Program

The primary objectives of our executive compensation program are to:

•	attract, retain and motivate the best possible executive talent;

•	align executive compensation with our corporate business objectives and operational goals;

•	promote the achievement of key operational and financial performance measures by linking cash incentives to the achievement of measurable corporate goals established by the Compensation Committee;

•	align executives’ incentives with the long-term creation of shareholder value through the granting of equity awards with four-year vesting conditions; and

•	achieve a balance, appropriate for the circumstances in each particular year, between incentive-based compensation (which will significantly fluctuate in the highly cyclical semiconductor industry), and fixed compensation that supports our long-term employee retention efforts.

The following table lists the elements of our executive compensation program and which of the objectives of our executive compensation program that element is primarily intended to promote:

Element	Attract, Retain and Motivate The Best Possible Executive Talent	Align Executive Compensation With Our Corporate Business Objectives and Operational Goals	Promote The Achievement of Key Operational and Financial Performance Measures	Align Executives’ Incentives With The Creation of Shareholder Value
Base Salary	X
Annual Cash Incentive Bonuses	X	X	X	X
Time-Based Restricted Stock Unit Awards	X			X
Performance-Based Restricted Stock Unit Awards	X	X	X	X
Insurance, Retirement And Other Employee Benefits	X
Severance and Change-Of-Control Benefits	X			X

Discussion and Analysis of Decisions and Policies

The Compensation Committee of the Board oversees our executive compensation program. In this role, the Compensation Committee approves all compensation decisions relating to our named executive officers. For a discussion of the processes and procedures followed by the Compensation Committee see “Corporate Governance—Board Committees—Compensation Committee” above.

We do not have a formal or informal policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. The Compensation Committee, after considering the factors described below, including information from the Compensation Committee’s independent compensation consultant, structures our compensation packages for executive officers to achieve an appropriate level and mix of short and long term incentives, including cash and non-cash incentives.

Under the terms of its charter, the Compensation Committee has the authority to engage the services of outside advisors and experts to assist the Compensation Committee. The Compensation Committee engaged Radford Consulting, Inc. (“Radford”) to assist in determining base salary and incentive compensation for our executive officers for fiscal 2017, and to assist in the review and development of a peer group to be used for compensation decisions and provide an independent review of our executive compensation programs, including an analysis of the competitive market.

Benchmarking

The Compensation Committee evaluates our executive compensation program with the goal of setting compensation at levels the Compensation Committee believes are competitive with those of other companies in our industry that compete with us for executive talent. In making compensation decisions, the Compensation Committee compares our executive compensation against that paid by a peer group of publicly traded companies in the semiconductor and semiconductor equipment industry developed by the Compensation Committee and Radford. This peer group, which is periodically reviewed and updated by the Compensation Committee, consists of companies the Compensation Committee believes are generally comparable to us in market capitalization and annual revenues, and against which the Compensation Committee believes we compete for executive talent. For fiscal 2017, the Compensation Committee determined to include the following companies in the peer group (the “Peer Group”) which were the same for the fiscal 2016 peer group:

Axcelis Technologies, Inc.	FormFactor, Inc.	Rudolph Technologies, Inc.

Brooks Automation, Inc.	Kulicke and Soffa Industries, Inc.	Ultra Clean Holdings, Inc.

Cabot Microelectronics Corp.	Mattson Technology	Ultratech, Inc.

Cascade Microtech, Inc.	Nanometrics Incorporated	Veeco Instruments Inc.

Cohu, Inc.	Photronics Inc.

Components of our Executive Compensation Program

Base Salary

In connection with its review of our executive compensation practices for fiscal 2017, which took place during the months of July and August of 2016, the Compensation Committee considered adjustments to the base salaries of our named executive officers for fiscal 2017, and considered the roles and responsibilities of our executive officers, the economic environment of the semiconductor market as a whole, the seniority of the individual, the level of the individual’s responsibility, the ability to replace the individual, a report and recommendations on executive compensation produced by Radford for fiscal 2017, and the base salary of the individual in prior years, and conducted a review of publicly available information. Based on these factors the Compensation Committee determined that no changes were needed to the base salaries of the named executive officers for fiscal 2017.

The Compensation Committee also reviewed base salaries for our named executive officers for fiscal 2018 during the months of July and August of 2017. After taking into consideration the factors described above, including the data produced by Radford for fiscal 2017, the Compensation Committee increased the base salaries for fiscal 2018 for Messrs. Tacelli and Gallenberger to $624,000 and $426,400, respectively, and for Mr. Rondé to 282,150 Euro, which converts to $308,418 based upon the average U.S. Dollar to Euro exchange rate from August 1, 2016 to July 31, 2017.

The annual base salaries of those serving as our named executive officers in fiscal 2016, fiscal 2017 and fiscal 2018 in U.S. dollars are set out in the table below:

Name and Title	Fiscal 2018	Fiscal 2017	Fiscal 2016
David G. Tacelli President and Chief Executive Officer	$624,000	$600,000	$600,000
Mark J. Gallenberger Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	$426,400	$410,000	$410,000
Pascal Rondé (1) Senior Vice President, Global Customer Team	$308,418	$295,137	$295,137

(1)	Amounts paid to Mr. Rondé are paid in Euros, based on an annual salary in fiscal 2016 and 2017 of 270,000 Euros, and for fiscal 2018 of 282,150 Euros. For the purpose of this disclosure we converted the fiscal 2016, 2017, and 2018 Euro amounts to U.S. Dollars at an exchange rate of 1.0931 U.S. Dollars per Euro, which is the August 1, 2016 to July 31, 2017 average.

Annual Cash Incentive Bonus Plan

The variable cash incentive component of our executive compensation program is intended to provide compensation for the achievement of performance metrics that the Board has determined are important to us and our shareholders. For fiscal 2017, the Compensation Committee approved an Executive Profit Sharing Plan for certain officers of the Company, including our named executive officers (the “2017 Bonus Plan”), which is intended to provide compensation for the achievement of performance metrics tied to the operational profitability of the Company as measured by our pro-forma earnings before interest and taxes, excluding accruals for profit sharing plans, the amortization of purchased intangible assets, and certain one-time charges, such as acquisition costs, restructuring costs, and purchase accounting charges (referred to as “Adjusted Earnings”) during the fiscal year. The Compensation Committee believes that Adjusted Earnings is the appropriate metric to incentivize our executive officers, because it is an objective and clear measure of our operational achievement.

The 2017 Bonus Plan provides for the payment of bonuses to our officers, including our executive officers, by distributing 6.25% (the “Bonus Plan Percentage”) of Adjusted Earnings to the 2017 Bonus Plan participants, pro rata, based upon the participant’s base salary. The Bonus Plan Percentage is a number that the Compensation Committee reasonably determined would result in the payment of the average targeted amount throughout a semiconductor capital equipment industry cycle. In each individual year, payout under the cash incentive plan could be lower than the target if the semiconductor cycle is near the trough, higher if the cycle is near the peak, and at the target if the cycle is at the mid-point. Each executive participating in the 2017 Bonus Plan had a target bonus under the 2017 Bonus Plan of 50% of such executive’s annual base salary. The Bonus Plan Percentage and target bonuses for each of our named executive officers for fiscal year 2017 remained unchanged from their respective levels in fiscal 2016.

Under the 2017 Bonus Plan, no bonus would be payable to any executive officers if our Adjusted Earnings were equal to or less than $0. Additionally, bonus amounts under the 2017 Bonus Plan were capped at a specific multiple of target for each of the executive officers, as set forth in the table below.

The formula for determining the aggregate amount of bonuses to be paid to each executive under the 2017 Bonus Plan is: (i) our Adjusted Earnings during the fiscal year, which was $35,229,498, (ii) multiplied by the Bonus Plan Percentage, (iii) multiplied by a fraction, the numerator of which is the executive’s annual base salary and the denominator of which is the sum of the annual base salaries of all of the 2017 Bonus Plan participants. The targeted bonus amount and maximum bonus payment for each of our named executive officers is set forth below:

Executive Officer	Target Cash Incentive Bonus	Multiplier Cap	Maximum Cash Incentive
David G. Tacelli	$300,000	4.0x	$1,200,000
Mark J. Gallenberger	$205,000	3.2x	$656,000
Pascal Rondé (1)	$147,569	2.5x	$368,921

(1)	Amounts paid to Mr. Rondé are paid in Euros, based on an annual salary of 270,000 Euros. For the purpose of this disclosure we converted his annual salary to U.S. Dollars at an exchange rate of 1.0931 U.S. Dollars per Euro, which is the August 1, 2016 to July 31, 2017 average, and multiplied the result by 50%, which is Mr. Rondé’s target cash incentive bonus.

The Bonus Plan Percentage and target cash incentive bonuses were set by the Compensation Committee. The Compensation Committee determined that these targets were aligned with the interests of the shareholders, and were reasonably likely, but by no means certain, to be achieved during growth cycles in the semiconductor capital equipment industry, and significantly challenging to achieve during the cyclical industry downturns. As a result of the Adjusted Earnings earned by the Company during fiscal 2017, cash bonuses in the following amounts were paid to Messrs. Tacelli, Gallenberger, and Rondé, respectively: $535,658, $366,033, and $263,487.

Fiscal 2018 Cash Incentives

For fiscal 2018, the Compensation Committee approved two profit sharing plans for certain officers of the Company, including an Executive Profit Sharing Plan that operates similarly to the 2017 Bonus Plan (the “2018 Corporate Bonus Plan”), and an Executive Operating Segment Profit Sharing Plan (the “2018 OS Bonus Plan”), which is a new incentive plan tied to the Company’s operating segments. Both plans are intended to provide compensation for the achievement of performance metrics tied to the operational profitability of (i) the Company, and/or (ii) the individual operating segments, in each case, as measured by our pro-forma earnings before interest and taxes, excluding accruals for profit sharing plans, the amortization of purchased intangible assets, and certain one-time charges, such as acquisition costs, restructuring costs, and purchase accounting charges (referred to as “Adjusted Earnings” and “OS Adjusted Earnings”) during the fiscal year. The Compensation Committee believes that Adjusted Earnings and OS Adjusted Earnings are the appropriate metrics to incentivize our executive officers, because they are objective and clear measures of our operational achievement.

The 2018 Corporate Bonus Plan is substantially similar in operation to our 2017 Bonus Plan, except that it distributes 4.75% (the “Corporate Bonus Plan Percentage”) of Adjusted Earnings to the 2018 Corporate Bonus Plan participants. Messrs. Tacelli and Gallenberger each have a target bonus under the 2018 Corporate Bonus Plan of 50% of their respective annual base salaries. Mr. Rondé has a target bonus under the 2018 Corporate Bonus Plan of 25% of his annual base salary. Such target bonuses were set by the Compensation Committee. Given his responsibilities, Mr. Ronde’s annual target bonus is divided equally between the 2018 Corporate Bonus Plan and the 2018 OS Bonus Plan, described below. The targeted bonus amount and maximum bonus payment for the 2018 Corporate Bonus Plan for each of our named executive officers is set forth below:

Executive Officer	Target Cash Incentive Bonus	Multiplier Cap	Maximum Cash Incentive
David G. Tacelli	$312,000	4.0x	$1,248,000
Mark J. Gallenberger	$213,200	3.2x	$682,240
Pascal Rondé (1)	$77,105	2.5x	$192,761

(1)	Amounts paid to Mr. Rondé are paid in Euros, based on an annual salary of 282,150 Euros. For the purpose of this disclosure we converted his annual salary to U.S. Dollars at an exchange rate of 1.0931 U.S. Dollars per Euro, which is the August 1, 2016 to July 31, 2017 average, and multiplied the result by 25%, which is Mr. Rondé’s target cash incentive bonus under the 2018 Corporate Bonus Plan.

The 2018 OS Bonus Plan provides for the payment of bonuses to our eligible officers, including Mr. Rondé, by distributing a percentage (the “OS Bonus Plan Percentage”) of each operating segment OS Adjusted Earnings to the respective officer responsible for activities tied to such operating segment. The OS Bonus Plan Percentage varies by participant and is a number that the Compensation Committee reasonably determined would result in the payment of the average targeted amount throughout a semiconductor capital equipment industry cycle. Mr. Rondé is responsible for activities tied to the Semiconductor Test, Semiconductor Handling, and Contactors operating segments, which comprises the Company’s Semiconductor Test Solutions reportable segment. Mr. Ronde’s OS Bonus Plan Percentage is equal to 1.25%, which the Compensation Committee reasonably determined would result in a payout of his target of 25% of his annual base salary on average throughout a semiconductor capital equipment industry cycle. As under the other 2017 Bonus Plan and 2018 Corporate Bonus Plan, in each individual year, payout under the 2018 OS Bonus Plan could be lower than the target if the industry cycle is near the trough, higher if the industry cycle is near the peak, and at the target if the industry cycle is at the mid-point.

The formula for determining the aggregate amount of bonuses to be paid to the executive officer under the 2018 OS Bonus Plan is: (i) our weighted average OS Adjusted Earnings for the Semiconductor Test Solutions reportable segment during the fiscal year, (ii) multiplied by the OS Bonus Plan Percentage. Under the 2018 OS Bonus Plan, no bonus would be payable to any participant if our OS Adjusted Earnings were equal to or less than $0. Additionally, bonus amounts under the 2018 OS Bonus Plan are capped at a specific multiplier for participant. Mr. Rondé is the only executive officer participant in the 2018 OS Bonus Plan, and his targeted bonus amount, multiplier cap, and maximum bonus payment under the 2018 OS Bonus Plan is set forth below:

Executive Officer	Target 2018 OS Bonus Plan	Multiplier Cap	Maximum Cash Incentive
Pascal Rondé (1)	$77,105	2.5x	$192,761

(1)	Amounts paid to Mr. Rondé are paid in Euros, based on an annual salary of 282,150 Euros. For the purpose of this disclosure we converted his annual salary to U.S. Dollars at an exchange rate of 1.0931 U.S. Dollars per Euro, which is the August 1, 2016 to July 31, 2017 average, and multiplied the result by 25%, which is Mr. Rondé’s target cash incentive bonus under the 2018 OS Bonus Plan.

Equity Compensation

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, the vesting feature of our equity grants should further our goal of executive retention because this feature provides an incentive to our executives to remain in our employ during the vesting period. In determining the size of equity grants to our executives, our Compensation Committee considers comparative share ownership of executives in the Peer Group, our company-level performance, the applicable executive’s performance, the executive’s overall contribution to the Company, the amount of equity previously awarded to and currently held by the executive, the vesting of such awards, the recommendation of management and the recommendation of the Compensation Committee’s independent compensation consultant from prior years, as well as the total value (based on the fair market value of the award as of the determination date) of our RSU grants against market data collected regarding the equity grant practice for the companies in the Peer Group. These factors are not assigned specific weights, however, and ultimately the Compensation Committee reaches a subjective determination based on its business judgment. In making equity awards to the named executive officers other than the Chief Executive Officer, the Compensation Committee receives a recommendation from the Chief Executive Officer.

We typically make an initial equity award of RSUs to new executive officers and an annual equity award of RSUs to continuing executive officers as part of our overall compensation program. Initial grants are typically made at the first regularly scheduled meeting of the Compensation Committee following the month in which a new executive officer is hired. Annual grants are typically made at the first regularly scheduled meeting of the Compensation Committee following the end of our prior fiscal year.

We believe that RSUs possess certain advantages as compared to stock options. For example, RSUs provide a more predictable value to employees than do stock options, and therefore are efficient tools in retaining and motivating employees, while also serving as an incentive to increase the value of our common stock. In addition, RSUs allow us to more efficiently use the share reserves under our equity plans because each RSU has a higher value than a stock option as a result of not having an exercise price and therefore fewer shares of common stock are needed to provide a retention and incentive value similar to stock options.

The Compensation Committee reviews all components of the executive’s compensation when determining annual equity awards to confirm that an executive’s total compensation conforms to our overall philosophy and objectives. The Compensation Committee intends that the annual aggregate value of these awards will be set at or near the median for companies in the Peer Group, while considering all the factors set forth above. The fiscal 2017 equity awards were positioned at the 50th percentile of annual aggregate value of equity awards for the Peer Group. In determining the amount and vesting of the RSU grants for executive officers for fiscal 2017, the Compensation Committee considered the seniority of the individual, the level of the individual’s responsibility and the ability to replace the individual. On August 25, 2016, the Compensation Committee granted RSUs to Messrs. Tacelli, Gallenberger, and Rondé in the amounts set forth below.

Executive Officer	Time Based RSU Grant	Performance Based RSU Grant	Total Granted
David G. Tacelli	120,000	120,000	240,000
Mark J. Gallenberger	75,000	75,000	150,000
Pascal Rondé	34,000	34,000	68,000

The time-based RSUs vest annually in equal installments over four years. The performance-based RSUs become eligible to vest based on the performance of our stock relative to the Peer Group during the fiscal year. The portion of the performance-based RSUs that meet the performance criteria will then be subject to time based vesting conditions, with 1/4 of such RSUs vested immediately, and the remaining 3/4 to vest annually in equal installments over the next three years. In the event the shares of the Company cease to be listed on a national stock exchange, the measurement period shall be the beginning of the fiscal year to the last date of listing.

The Company and the companies included in the Peer Group will be ranked based on the average change in the stock price during the measurement period. The percentage of the performance based grant that satisfies the performance criteria will be calculated based on the Company’s stock performance ranking, as set forth below:

Company Ranking	Portion of Performance Based RSUs Eligible to Vest
1st Quartile	3/3
2nd Quartile	2/3
3rd Quartile	1/3
4th Quartile	0/3

Merger Treatment

In April 2017, in conjunction with the approval and execution of the Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement” and the transactions contemplated thereby, the “Merger”) originally entered into by and between Unic Capital Management Co., Ltd., a Chinese company, China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company, and the Company, as joined by Unic Acquisition Corporation, a Massachusetts corporation, the Company’s Board of Directors determined that each unvested time-based RSU would be converted to the right to receive an amount in cash equal to the per share consideration in the Merger and would continue to be subject to the vesting terms and conditions applicable prior to the closing of the Merger. In addition, the Board of Directors determined that the performance criteria for all performance-based RSUs would be deemed achieved at 100% as of the end of the applicable measurement period, due to the impact the public announcement of the Merger Agreement would have on the measurement criteria. Accordingly, at July 31, 2017, all of the performance-based RSUs for Messrs. Tacelli, Gallenberger, and Rondé converted into time-based RSUs, with 25% vesting immediately, and the remainder to vest annually in equal installments over the next three years.

Fiscal 2018 Grants

In determining the amount and vesting of the RSU grants for executive officers for fiscal 2018, the Compensation Committee considered the seniority of the individual, the level of the individual’s responsibility and the ability to replace the individual. On August 29, 2017, the Compensation Committee granted 240,000, 150,000, and 68,000 RSUs to each, respectively, to Messrs. Tacelli, Gallenberger, and Rondé. All such RSUs are to vest annually in equal installments over four years.

Benefits and Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, life and disability insurance, a 401(k) plan and an employee stock purchase plan. Executives, including our named executive officers, are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees. Under the 401(k) plan, we contribute an amount equal to half of each participating employee’s contribution, up to a maximum of six percent of such employee’s base salary.

Employment and Severance Arrangements

Employment Agreements

We have executive employment agreements with each of Messrs. Tacelli and Gallenberger setting forth their initial base salaries, as of the date of their respective executive employment agreements, bonus eligibility, participation rights in any equity or other long-term compensation programs established from time to time by the Company and other employment benefits. Each of Messrs. Tacelli’s and Gallenberger’s employment is on an “at will” basis and their employment can be terminated by us or by the named executive officer at any time, for any reason and with or without notice, subject to the severance provisions in the named executive officer’s employment agreement and the terms of their change-of-control agreements. These agreements generally entitle Messrs. Tacelli and Gallenberger to receive cash severance and continuation of health benefits, among other things, in the event their employment is terminated under specified conditions. Mr. Gallenberger’s agreement replaced and superseded his prior retention agreement. Mr. Tacelli did not have a prior employment agreement.

Mr. Rondé is employed by our subsidiary in France, and pursuant to the Collective Bargaining Agreement of “Metallurgie (ingenieurs et cadres),” which is also applicable to all employees of our French subsidiary, if Mr. Rondé retires he may be entitled to receive a social payment from the Company. In Mr. Rondé’s case, such social payment could be an amount up to two months of his then current salary. Mr. Rondé is also party to an employment agreement with our French subsidiary. Under the terms of Mr. Rondé’s employment agreement, he is entitled to receive cash severance and continuation of health benefits, among other things, in the event his employment is terminated under specified conditions. In addition, unless waived by us, upon his termination, Mr. Rondé will be subject to a non-competition agreement which will restrict him from working for certain of our competitors for a period of one year following his termination. During this non-competition period, Mr. Rondé will be entitled to receive a monthly payment equal to either 50% or 60% (as determined under French law) of his average monthly salary over the twelve months preceding the month in which he is terminated.

Potential Payments under Severance Arrangements

Executive Employment Agreements

Under the terms of the executive employment agreements with each of Messrs. Tacelli and Gallenberger, each executive is entitled to receive the following compensation in the event his employment is terminated by us without cause, or if the executive terminates his employment with us for good reason, subject to the executive executing and not revoking a Company provided severance and release agreement:

•	during the 12-month period commencing on the termination date, we will continue to pay the executive, in accordance with our regularly established payroll procedures and practices, the executive’s then-current base salary;

•	on the later of the termination date or the date that is 15 days following the end of the fiscal quarter in which the termination date occurs, we will pay the executive a lump sum payment in an amount equal to a pro rata portion of the executive’s target incentive bonus (based on the target bonus percentage in effect as of the termination date);

•	on the later of the termination date or the date that is 15 days following the end of the fiscal quarter in which the termination date occurs, we will pay the executive a lump sum payment in an amount equal to the executive’s target incentive bonus (based on the target bonus percentage in effect as of the termination date);

•	solely for purposes of satisfying time-based vesting conditions for any then outstanding equity awards, as of the termination date, the executive will be deemed to have been employed by us until the date that is 12 months following the termination date, such that the vesting of all such equity awards scheduled to vest during such 12-month period will accelerate and become exercisable or realizable as of the termination date; and

•	provided the executive is eligible for and elects to continue receiving group medical insurance pursuant to the federal “COBRA” laws, and provided the executive continues to pay the share of the premium that the executive paid as of the termination date, for a period of 12 months following the executive’s termination date, we will pay the remainder of the insurance premium for the executive’s coverage.

In the event the executive becomes entitled to severance or benefits under the executive’s change-of-control agreement with the Company, described below, the executive will no longer be entitled to the severance benefits under the terms of the executive’s executive employment agreement.

Under the terms of the employment agreement with Mr. Rondé, Mr. Rondé is entitled to receive the following compensation in the event his employment is terminated by us, except in the case of his gross or willful misconduct, subject to Mr. Rondé executing and not revoking a Company provided settlement agreement:

•	a termination indemnity equal to one year of Mr. Rondé’s gross base salary, inclusive of any amount of dismissal or retirement indemnity that Mr. Rondé may otherwise be entitled to under any applicable collective bargaining agreement;

•	a pro rata portion of Mr. Rondé’s target annual incentive bonus (based on the target bonus percentage in effect as of the termination date); and

•	an amount equal to Mr. Rondé’s target annual incentive bonus (based on the target bonus percentage in effect as of the termination date).

To the extent that we are required to make the severance payments described above to Mr. Rondé, we will not be required to make the social payment under the Collective Bargaining Agreement described above.

Change-of-Control Agreements

Messrs. Tacelli and Gallenberger are also, individually, party to change-in-control agreements with the Company, originally entered into in 1998 and 2000, respectively. Each agreement has a three-year term that extends for one year upon the anniversary date of the agreement unless a notice not to extend is given by us. Under these change-of-control agreements, if a change-of-control of the Company occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. The agreements provide generally that the executive’s terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed during the three-year period after a change-of-control of the Company. If we terminate the executive’s employment (other than for cause, death or disability) or if the executive terminates for good reason during such three-year period or for any reason during the 30-day period following the first anniversary of the change-of-control (or upon certain terminations prior to a change-of-control or in connection with or in anticipation of a change-of-control), the executive is entitled to receive severance compensation.

The change-of-control agreements define a “Change-of-control” as the acquisition by a person or group of 20% or more of our outstanding stock; a change of a majority of the Board without approval of the Board; consummation of a reorganization, merger, consolidation or asset sale, except where our shareholders receive 50% or more of the stock of the resulting company, at least a majority of the board of the resulting company was on the Board of the Company prior to the transaction and after which no shareholder owns 20% or more of the stock of the resulting company which did not own such stock immediately prior to the transaction; or the approval of a liquidation or dissolution of the Company.

If severance compensation is payable under an executive’s change-of-control agreement, the executive would receive a lump sum cash payment paid within 30 days of termination equal to the sum of (a) our accrued obligations through the date of termination for base pay and prorated bonus based upon the higher of (i) the annual variable incentive compensation paid for the most recently completed fiscal year after the change-of-control or (ii) the average of the annual variable incentive compensation paid for the two of the last three full fiscal years prior to the change-of-control in which such amounts were the highest (the “Highest Annual Bonus”) and (b) an amount equal to two times the sum of the executive’s then base salary and the Highest Annual Bonus. Additionally, the executive would also receive continued health benefits for two years and outplacement services not to exceed $30,000.

In the change-of-control agreements, we have also agreed to reimburse the executive for any excise tax under Section 4999 of the Code due on any compensation (whether under the change-of-control agreements or otherwise), including any additional federal, state and local income tax consequences, as a result thereof, provided that such reimbursement shall be made only if the present value of such payments exceeds 110% of such payments reduced to the extent that would not give rise to any excise tax.

Equity Incentive Plans

Our 2010 Stock Incentive Plan (the “2010 Stock Plan”) and the award agreements thereunder provide that all unvested RSUs will become vested in full if the participant is terminated without cause (as defined in the award agreement) or for good reason (as defined in the award agreement) within one year after a change in control event. In summary, a “change in control event” is defined in the 2010 Stock Plan as: the acquisition by a person or group of 20% or more of our outstanding stock; a change of a majority of the Board without approval of the Board; consummation of a reorganization, merger, consolidation or asset sale, except where our shareholders receive 60% or more of the stock of the resulting company, at least a majority of the board of the resulting company was on the Board of the Company prior to the transaction and after which no shareholder owns 20% or more of the stock of the resulting company which did not own such stock immediately prior to the transaction; or the approval of a liquidation or dissolution of the Company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Estimated Payments Upon a Qualifying Termination in Connection with a Change of Control

The following table describes the potential payments, benefits and value of acceleration of vesting applicable to RSUs that each of Messrs. Tacelli, Gallenberger, and Rondé would be entitled to receive upon a qualifying termination of employment in connection with a change of control assuming the termination occurred on July 31, 2017, the last day of fiscal 2017. Actual amounts payable to each executive listed below upon his termination can only be determined definitively at the time of each executive’s actual termination. In addition, our Compensation Committee may, in its discretion, revise, amend or add to the benefits if it deems advisable.

Name	Cash Payment ($)(1)	Value of Accelerated Vesting on Equity Awards ($)(2)	IRC 280G Gross-Up Amount ($)(3)	Continuation of Healthcare Benefits ($)(4)	Outplacement Benefits	Total ($)
David G. Tacelli	2,806,974	4,369,500	—	54,432	30,000	7,260,906
Mark J. Gallenberger	1,918,099	2,755,213	—	54,432	30,000	4,757,743
Pascal Rondé(5)	706,193	1,245,308	—	—		1,951,500

(1)	This amount, which in the case of Messrs. Tacelli and Gallenberger represents the sum of (i) the Highest Annual Bonus and (ii) two times the sum of the named executive officer’s current base salary and his Highest Annual Bonus; in the case of Mr. Rondé this amount represents the named executive officer’s current base salary plus two times his target bonus for fiscal 2017.
(2)	This amount reflects a valuation of the full acceleration of the named executive officer’s outstanding unvested RSUs calculated based on the closing price of our common stock on The NASDAQ Global Market on July 31, 2017. The actual amount received by the named executive officer upon the sale of shares received under RSUs will depend on the market value at the time of such sale.
(3)	The change-of-control agreements with Messrs. Tacelli and Gallenberger provide for our reimbursement of the excise and tax liability due on the separation pay under Sections 280G and 4999 of the Code, which amount is grossed up to cover income taxes due on such reimbursement. No gross up amounts would have been payable if a qualifying termination occurred on July 31, 2017. The employment agreement with Mr. Rondé does not provide for a gross up to cover any taxes payable by employees, including any such taxes under Sections 280G and 4999 of the Code.
(4)	This value is based on the type of insurance coverage we carried for Messrs. Tacelli and Gallenberger as of July 31, 2017 and is valued at the premiums then in effect.
(5)	Amounts paid to Mr. Rondé are paid in Euros, based on an annual salary of 270,000 Euro. For the purpose of this disclosure we converted the fiscal 2017 Euro amount to U.S. Dollars at an exchange rate of 1.0931 U.S. Dollars per Euro, which is the August 1, 2016 to July 31, 2017 average.

Estimated Benefits Upon a Qualifying Termination Not in Connection with a Change of Control

The following table describes the potential payments, benefits and value of acceleration of vesting applicable to RSUs that each of Messrs. Tacelli, Gallenberger, and Rondé would be entitled to receive upon a qualifying termination of employment not in connection with a change of control, assuming the termination occurred on July 31, 2017, the last day of fiscal 2017. Actual amounts payable to each executive listed below upon his termination can only be determined definitively at the time of each executive’s actual termination. In addition, our Compensation Committee may, in its discretion, revise, amend or add to the benefits if it deems advisable.

Name	Cash Payment ($)(1)	Value of Accelerated Vesting on Equity Awards ($)(2)	Continuation of Healthcare Benefits ($)(3)	Total ($)
David G. Tacelli	$1,435,658	$1,747,800	$54,432	$3,237,890
Mark J. Gallenberger	$981,033	$1,116,650	$54,432	$2,152,115
Pascal Rondé(4)	$706,193	$504,920	—	$1,211,113

(1)	This amount, which in the case of Messrs. Tacelli, Gallenberger, and Rondé represents the named executive officer’s current base salary plus the executive’s earned fiscal 2017 cash incentive bonus plus the executive’s target fiscal 2017 cash incentive bonus.

(2)	This amount represents a valuation of the acceleration of the named executive officer’s outstanding unvested RSUs that would otherwise vest in the subsequent 12 months, calculated based on the closing price of our common stock on The NASDAQ Global Market on July 31, 2017.
(3)	This value is based on the type of insurance coverage we carried for Messrs. Tacelli and Gallenberger as of July 31, 2017 and is valued at the premiums then in effect.
(4)	Amounts paid to Mr. Rondé are paid in Euros, based on an annual salary of 270,000 Euros. For the purpose of this disclosure we converted the fiscal 2017 Euro amount to U.S. Dollars at an exchange rate of 1.0931 U.S. Dollars per Euro, which is the August 1, 2016 to July 31, 2017 average.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1 million paid in a taxable year to our Chief Executive Officer and our three other most highly compensated officers (other than our Chief Executive Officer and Chief Financial Officer). Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. Compensation paid under our annual cash incentive program and from RSUs with time-based vesting does not satisfy the requirements to be qualified performance-based compensation under Section 162(m) of the Code and, as a result, we may be limited in our ability to deduct this compensation. The Compensation Committee reviews the effect of Section 162(m) periodically, and reserves the right to approve compensation that is subject to the deduction limitations when it determines that doing so is in our the best interests and the best interests of our shareholders.

Accounting for Stock-Based Compensation

We have expensed equity grants in accordance with the requirements of the Financial Accounting Standards Board Accounting Standards Codification 718, Share-Based Payment (“ASC 718”), beginning in 2006. ASC 718 requires companies to record the fair value of equity compensation as a compensation expense in their income statements. Our 2010 Stock Plan, which was initially approved by our shareholders in December 2010, provides us with flexibility to grant multiple forms of equity-based compensation, which provide us with some opportunity to control compensation expense, as deemed appropriate by the Compensation Committee.

Our Compensation Policies and Practices as They Relate to Our Risk Management

Our Compensation Committee does not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on the Company. Our Compensation Committee believes that any such risks are mitigated by, among other things:

•	The multiple elements of our compensation packages, including base salary, annual bonus programs and equity awards that vest over multiple years and are intended to motivate employees to take a long-term view of our business.

•	The structure of our annual cash bonus program, which, in fiscal 2017, was based on the achievement of Adjusted Earnings, encourages decision-making that is in our best long-term interests and the best long-term interests of our shareholders as a whole.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on such review and discussion, the Compensation Committee has recommended to the Board (and the Board has approved) the inclusion of the Compensation Discussion and Analysis in this Amendment.

COMPENSATION COMMITTEE
Mark S. Ain (Chair) Jorge L. Titinger

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to compensation of our executive officers during fiscal 2017 (such persons are sometimes collectively referred to herein as the “named executive officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
David G. Tacelli	2017	$600,000	$1,471,200	$535,658	$24,958	$2,631,816
President and Chief Executive	2016	$600,000	$955,200	$45,554	$9,958	$1,610,712
Officer	2015	$600,000	$1,649,600	$485,887	$18,458	$2,753,945
Mark J. Gallenberger	2017	$410,000	$919,500	$366,032	$18,604	$1,714,136
Senior Vice President, Chief	2016	$410,000	$597,000	$39,038	$18,604	$1,064,642
Operating Officer, Chief Financial Officer and Treasurer	2015	$410,000	$1,031,000	$332,023	$18,742	$1,791,765
Pascal Rondé(4)	2017	$295,137	$416,840	$263,487	$10,800	$986,264
Senior Vice President, Global	2016	$361,639	$268,650	$10,266	$14,466	$655,021
Customer Team	2015	$322,547	$463,950	$257,053	$12,902	$1,056,452

(1)	Represents the aggregate grant date fair value of the stock awards granted during the fiscal year calculated in accordance with ASC 718. These amounts do not represent actual amounts paid to or realized by the named executive officer with respect to these stock awards. The value of the 2017 performance-based RSUs at grant based on maximum outcome of the applicable performance-based conditions is $735,600, $459,750, and $208,420 for Messrs. Tacelli, Gallenberger, and Rondé, respectively. For performance-based RSUs, reflects the value at grant based on the probable outcome of the applicable performance-based conditions. For more information regarding the methods and assumptions used in determining compensation expense in accordance with ASC 718, refer to the Note 2 of our consolidated financial statements included herein.
(2)	Non-equity incentive plan compensation represents amounts payable under our annual cash incentive bonus plan, which is discussed further on page 6 of this Amendment.
(3)	Consists of our 401(k) matching funds and the value of excess group life policies for Messrs. Tacelli and Gallenberger. Mr. Rondé’s amounts reflect the value of Mr. Rondé’s car allowance.
(4)	Amounts paid to Mr. Rondé are paid in Euros, based on an annual salary for each of fiscal years 2015, 2016, and 2017 of 270,000 Euros. For the purpose of this disclosure we converted each year’s salary amounts to U.S. dollars based on the average exchange rate for each applicable fiscal year. For fiscal 2017, at an exchange rate of 1.0931 U.S. dollars per Euro, which is the August 1, 2016 to July 31, 2017 average was used.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL 2017

The following table sets forth information concerning each award made to a named executive officer during fiscal 2017 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or any other property may be received.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	Grant Date Fair Value of Stock Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David G. Tacelli	08/25/2016	$0	$300,000	$1,200,000	40,000	120,000	120,000	120,000	$1,471,200
Mark J. Gallenberger	08/25/2016	$0	$205,000	$656,000	25,000	75,000	75,000	75,000	$919,500
Pascal Rondé (4)	08/25/2016	$0	$147,569	$368,923	11,334	34,000	34,000	34,000	$416,840

(1)	Represents RSU grants with performance based vesting, as described above under “Equity Compensation” above. The threshold number of shares represents the minimum number of shares that may become eligible to vest based on the Company’s relative stock price performance, and the target and maximum number of shares represents the total number of RSUs granted pursuant to the award.
(2)	Represents RSU grants with time-based vesting.

(3)	Represents the grant date fair value computed in accordance with ASC 718. For performance-based RSUs, the amount shown is based on the probable outcome of the applicable performance conditions as of the date of grant.
(4)	Amounts paid to Mr. Rondé are paid in Euros. His target maximum annual cash incentive is based on an annual salary of 270,000 Euros. For the purpose of this disclosure, we converted the fiscal 2017 Euro amount to U.S. dollars at an exchange rate of 1.0931 U.S. dollars per Euro, which is the August 1, 2016 to July 31, 2017 average.

OUTSTANDING EQUITY AWARDS AT FISCAL 2017 YEAR-END

The following table sets forth information concerning RSUs that have not vested for each of the named executive officers as of July 31, 2017.

Name	Number of Shares or Units of Stock that Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested($)(1)
David G. Tacelli	40,000	(2)	$388,400
	80,000	(3)	$776,800
	120,000	(4)	$1,165,200
	210,000	(5)	$2,039,100
Mark J. Gallenberger	27,500	(2)	$267,025
	50,000	(3)	$485,500
	75,000	(4)	$728,250
	131,250	(6)	$1,274,438
Pascal Rondé	10,000	(2)	$97,100
	22,500	(3)	$218,475
	33,750	(4)	$327,713
	59,500	(7)	$577,745
	2,500	(8)	$24,275

(1)	Based on $9.71 per share, the closing price of our common stock on The NASDAQ Global Market on July 31, 2017.
(2)	Final installment vests at the close of business on November 21, 2017, subject to continued service through such date.
(3)	Vests in two equal installments on August 26, 2017 and 2018, subject to continued service through such date.
(4)	Vests in three equal installments on August 27, 2017, 2018 and 2019, subject to continued service through each such date.
(5)	120,000 of Mr. Tacelli’s shares shall vest in four equal installments on August 25, 2017, 2018, 2019 and 2020, subject to continued service through each such date. The remaining 90,000 unvested shares were converted from performance-based RSUs to time-based RSUs on July 31, 2017, and shall vest annually in three equal installments on July 31, 2018, 2019, and 2020.
(6)	75,000 of Mr. Gallenberger’s shares shall vest in four equal installments on August 25, 2017, 2018, 2019 and 2020, subject to continued service through each such date. The remaining 56,250 unvested shares were converted from performance-based RSUs to time-based RSUs on July 31, 2017, and shall vest annually in three equal installments on July 31, 2018, 2019, and 2020.
(7)	34,000 of Mr. Rondé’s shares shall vest in four equal installments on August 25, 2017, 2018, 2019 and 2020, subject to continued service through each such date. The remaining 25,500 unvested shares were converted from performance-based RSUs to time-based RSUs on July 31, 2017, and shall vest annually in three equal installments on July 31, 2018, 2019, and 2020.
(8)	Final installments vests February 26, 2018, subject to continued service through such date.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2017

The following table sets forth information concerning the vesting of stock awards during fiscal 2017 for each of the named executive officers.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David G. Tacelli	190,000	$1,294,900
Mark J. Gallenberger	123,750	$841,288
Pascal Rondé	53,500	$371,160

(1)	Value realized upon vesting is based on the closing price of our common stock on The NASDAQ Global Market on the applicable vesting date.

Director Compensation

Directors who are not our employees receive cash and equity compensation and reimbursement of their travel expenses for attending meetings. The cash compensation is a combination of a retainer and meeting fees. Directors who are not our employees receive a retainer of $30,000 per year, payable on a quarterly basis, a fee of $3,000 for each Board meeting attended, and a fee of $1,500 for each Audit Committee meeting attended, $1,250 for each Compensation Committee meeting attended and $1,000 for each Corporate Governance and Nominating Committee meeting attended. The Chairman of the Board receives an additional $20,000 annual retainer payment, payable on a quarterly basis. The Audit Committee Chairman, the Compensation Committee Chairman and the Corporate Governance and Nominating Committee Chairman receive $3,000, $2,500 and $2,000, respectively, for their attendance at each such committee meeting. In addition to the cash compensation, each non-employee director receives a grant of 12,000 RSUs on or around the date of each Annual Meeting of the Shareholders, for annual board membership, all of which vest fully on the first anniversary of the grant date, subject to the director’s continued service on that date. Employee directors receive no separate, additional compensation for their services as directors.

The Compensation Committee reviews and makes recommendations periodically to the full Board regarding director compensation. The Compensation Committee evaluates the Board’s annual retainer, meeting fees and equity compensation, and compares these to certain peer company data.

The following table provides compensation information for fiscal 2017 for each director other than David G. Tacelli, whose compensation is disclosed in the Summary Compensation Table on page 15:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	All Other Compensation ($)	Total ($)
Roger W. Blethen	$92,500	$79,680	$0	$172,180
Mark S. Ain	$74,500	$79,680	$0	$154,180
Jorge Titinger	$71,500	$79,680	$0	$151,180
Roger J. Maggs	$65,500	$79,680	$0	$145,180
Bruce R. Wright	$73,500	$79,680	$0	$153,180

(1)	In November 2016, each non-employee director received a grant of 12,000 RSUs, which will vest on November 19, 2017.
(2)	Represents the aggregate grant date fair value of the stock awards granted during fiscal 2017 calculated in accordance with ASC 718, excluding the impact of estimated forfeitures related to service-based vesting conditions. These amounts do not represent actual amounts paid to or realized by the director with respect to these stock awards. For more information regarding the methods and assumptions used in determining compensation expense in accordance with ASC 718, refer to Note 2 to our consolidated financial statements included herein.
(3)	As of July 31, 2017, non-employee directors had the following stock awards outstanding:

Name	Aggregate # of Shares Subject to Outstanding Stock Awards
Mark S. Ain	12,000
Roger W. Blethen	12,000
Roger J. Maggs	12,000
Jorge Titinger	12,000
Bruce Wright	12,000

Item 12. Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock, as of October 15, 2017, of each person or entity who we know to beneficially own 5% or more of the outstanding shares of common stock and all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person, and the percentage ownership of that person, shares of common stock subject to stock options held by that person that are currently exercisable, or exercisable within 60 days of October 15, 2017, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the address of each beneficial owner listed in the table is c/o Xcerra Corporation, 825 University Avenue, Norwood, MA 02062.

The percentages in the table below are based on 54,711,698 shares of common stock outstanding as of October 15, 2017. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The information provided in this table is based on our records and information filed with the SEC, unless otherwise noted. [NOTE: Riley, can you have your team update the number of shares held by institutional holders as of the applicable date (Oct 15, I presume) – when we filed the definitive proxy your team obtained different numbers than what our sources indicated.]

Name and Address of 5% Beneficial Owners, Directors and Officers	Number of Shares (1)	Percent of Total (1)
Nokomis Capital, LLC (2) 2305 Cedar Springs Road, Suite 420 Dallas, TX 75201	3,843,356	7.02%
BlackRock, Inc. (3) 40 East 52nd Street New York, NY 10022	3,624,714	6.63%
Barrow, Hanley, Mewhinney & Strauss LLC (4) 2200 Ross Avenue Dallas, TX 75201	3,188,151	5.83%

Dimensional Fund Advisors, L.P. (5) 6300 Bee Cave Road Building One Austin, TX 78746	3,006,589	5.50%
David G. Tacelli	603,594	1.1%
Mark J. Gallenberger	433,058	*
Pascal Rondé	137,000	*
Mark S. Ain	114,133	*
Roger W. Blethen	112,509	*
Bruce R. Wright	105,870	*
Roger J. Maggs	92,026	*
Jorge Titinger	62,687	*
All directors and officers as a group (8 persons)	1,660,877	3.04%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the numbers of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable within 60 days after October 15, 2017, are deemed outstanding. Percentage of beneficial ownership is based upon 54,711,698 shares of Common Stock outstanding as of October 15, 2017. To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Xcerra Corporation, 825 University Avenue, Norwood, MA 02062.
(2)	Beneficial ownership is derived from a Form 13F filed on November 14, 2017.
(3)	BlackRock, Inc. has sole voting power with respect to 3,518,046 of the shares and sole dispositive power with respect to all of the shares. Beneficial ownership is derived from a Form 13F filed on November 14, 2017.
(4)	Barrow, Hanley, Mewhinney & Strauss LLC has sole voting power with respect to 2,158,974 of the shares and sole dispositive power with respect to all of the shares. Beneficial ownership is derived from a Form 13F filed on November 13, 2017.
(5)	Dimensional Fund Advisors, L.P. has sole voting power with respect to 2,856,326 of the shares and sole dispositive power with respect to all of the shares. Beneficial ownership is derived from a Form 13F filed on November 13, 2017.
*	Less than 1%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information relating to our compensation plans as of July 31, 2017.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders (1)	2,069,591	(2)	$—	3,433,998	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	2,069,591		$—	3,433,998	(3)

(1)	Includes the 2010 Stock Plan and the Second Amended and Restated 2004 Employee Stock Purchase Plan (the “ESPP”).
(2)	Consists of 0 shares of common stock underlying outstanding options and 2,069,591 shares of common stock underlying outstanding RSUs.
(3)	Includes 920,737 shares available for issuance under the ESPP, which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code and 2,513,261 shares available for issuance under the 2010 Stock Plan, which may be issued in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares or other equity based awards.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

NASDAQ rules require us to conduct an appropriate review of all related party transactions which are required to be disclosed under Item 404 of Regulation S-K under the Exchange Act. In its charter, the Audit Committee is given responsibility to review and approve any such related party transactions in accordance with our Business Conduct Policy and NASDAQ rules, including review and oversight for potential conflicts of interest.

We review all relationships and transactions known to us in which we and our directors and executive officers or their immediate family members or other related parties are participants to determine whether such persons have direct or indirect material interests. Our Business Conduct and Ethics Policy contains provisions to identify and disclose related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in this Amendment. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee considers:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

•	any other matters the Audit Committee deems appropriate.

During fiscal 2017, no related party transaction requiring disclosure in the Amendment was identified or submitted to the Audit Committee for approval.

Director Independence

Board Determination of Independence

The Board has determined that each member of the Compensation, Audit and Corporate Governance and Nominating Committees is independent as defined under applicable SEC and NASDAQ rules including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 of the Exchange Act and, in the case of all members of the Compensation Committee, the independence requirements contemplated by Rule 10C-1 under the Exchange Act. In addition, all of the members of the Audit Committee otherwise satisfy NASDAQ’s eligibility requirements for Audit Committee membership.

Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of the Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that none of Messrs. Ain, Blethen, Maggs, Titinger or Wright has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined by NASDAQ rules.

Board Leadership Structure

The Board and the Corporate Governance and Nominating Committee continue to believe that, at the current time, we should have a Chairman of the Board and a Lead Independent Director who are separate from our Chief Executive Officer. Accordingly, Mr. Blethen as Chairman of the Board and Mr. Ain as Lead Independent Director as appointed by the Board. Mr. Blethen’s duties as Chairman of the Board include the following:

•	Meeting with any director who is not adequately performing his or her duties as a member of the Board or any committee;

•	Facilitating communications between other members of the Board and the Chief Executive Officer;

•	Preparing or approving the agenda for each Board meeting; and

•	Determining the frequency and length of Board meetings and recommending when special meetings of the Board should be held.

Mr. Ain’s duties as Lead Independent Director include the following:

•	Chair any meeting of the independent directors in executive session;

•	Facilitate communications between other members of the Board and the Chairman of the Board and/or the Chief Executive Officer; however, each director is free to communicate directly with the Chairman of the Board and with the Chief Executive Officer;

•	Work with the Chairman of the Board in the preparation of the agenda for each Board meeting and in determining the need for special meetings of the Board; and

•	Otherwise consult with the Chairman of the Board and/or the Chief Executive Officer on matters relating to corporate governance and Board performance.

The Board decided to separate the roles of Chief Executive Officer and Chairman of the Board/Lead Independent Director because it believes that the leadership structure offers the following benefits:

•	Increases the independent oversight of the Company and enhances the Board’s objective evaluation of the Chief Executive Officer;

•	Enables the Chief Executive Officer to focus on Company operations instead of Board administration;

•	Provides the Chief Executive Officer with an experienced sounding board;

•	Provides greater opportunities for communication between shareholders and the Board;

•	Enhances the independent and objective assessment of risk by the Board; and

•	Provides an independent spokesperson for the Company.

Communicating with the Independent Directors

The Board will give appropriate attention to written communications that are submitted by shareholders, and will respond if and as appropriate. The Chairman of the Corporate Governance and Nominating Committee, with the assistance of the Company’s Secretary, is primarily responsible for monitoring communications from shareholders and for providing copies or summaries to the other directors as he considers appropriate.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the Chairman of the Corporate Governance and Nominating Committee considers to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

Shareholders who wish to send communications on any topic to the Board should address such communications to Board of Directors, c/o Secretary, Xcerra Corporation, 825 University Avenue, Norwood, Massachusetts 02062.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fees

Below is a summary of the fees billed to us by BDO USA, LLP, our independent registered public accounting firm, during the fiscal year ended July 31, 2016 (“fiscal 2016”) and fiscal 2017:

Audit Fees

The aggregate fees billed by BDO USA, LLP and its affiliates for professional services rendered for the audit of our annual financial statements for fiscal 2017, including foreign statutory filings, the audit of our internal control over financial reporting as of July 31, 2017, and the review of the financial statements included in our Quarterly Reports on Form 10-Q for fiscal 2017 were $1,320,674. The aggregate fees billed by BDO USA, LLP for professional services rendered for the audit of our annual financial statements for fiscal 2016, including foreign statutory filings, the audit of our internal control over financial reporting as of July 31, 2016, the review of the financial statements included in our Quarterly Reports on Form 10-Q for fiscal 2016 were $1,265,360.

Audit-Related Fees

The aggregate fees billed by BDO USA, LLP for audit-related services performed in fiscal 2017 were $33,086, related to the proposed transaction contemplated by the Agreement and Plan of Merger originally entered into by and between Unic Capital Management Co., Ltd., a Chinese company, China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company, and the Company, as joined by Unic Acquisition Corporation, a Massachusetts corporation, in April 2017. The aggregate fees billed by BDO USA, LLP for audit-related services in fiscal 2016 were $0.

Tax Fees

The aggregate fees billed by BDO USA, LLP for tax services performed in fiscal 2017 and fiscal 2016 were $0 and $7,236, respectively, consisting of tax planning consultations.

All Other Fees

The aggregate fees billed by BDO USA, LLP for services other than those described above for fiscal 2017 and fiscal 2016 were $4,407 and, $3,900, consisting of fees related to excise and tax liability analysis under Sections 280G and 4999 of the Code.

All of the above services provided by BDO USA, LLP and its affiliates were pre-approved by the Audit Committee in accordance with the policies and procedures set forth in “Pre-Approval Policies and Procedures”. All of the work performed by BDO USA, LLP and its affiliates was performed by their full-time employees.

The Audit Committee has determined that the services provided by BDO USA, LLP and its affiliates as set forth herein are compatible with maintaining BDO USA, LLP’s independence.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval must be detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the Chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K/A are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

Exhibit No.	Description

2.1	Master Sale and Purchase Agreement, made and effective as of September 6, 2013, by and among the Registrant, Dover Printing & Identification, Inc. and, for the limited purposes set forth therein, Dover Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2013)

2.2	Agreement and Plan of Merger, dated as of April 7, 2017, by and among Unic Capital management, Co., Ltd., China Integrated Industry Investment fund Co., Ltd., and Xcerra Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2017)

2.3	Amendment to the Agreement and Plan of Merger, dated August 4, 2017, by and among Hubei Xinyan Equity Investment Partnership (Limited Partnership), China Integrated Circuit Industry Investment Fund Co., Ltd., and Xcerra Corporation (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2017)

3.1	Restated Articles of Organization, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

3.2	By-laws, as amended(Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

10.1+	2004 Stock Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004)

10.2+	Second Amended and Restated 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on January 17, 2013 (File No. 333-186072))

10.3+	2010 Stock Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Schedule 14A filed on November 8, 2010)

10.4+	Summary of Executive Profit Sharing Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2014)

10.5+	Form of Change of Control Agreement entered into with certain executive officers (Incorporated by reference to Exhibit 10(Y) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 1998)

10.6+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2011)

10.7	Credit Agreement, dated November 27, 2013, among the Company, Everett Charles Technologies LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 2, 2013)

10.8	First Amendment to Credit Agreement and Waiver, dated April 15, 2014, among the Registrant, Everett Charles Technologies, LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K filed on June 9, 2014)

10.9+	Executive Employment Agreement, dated April 29, 2014, between the Company and David G. Tacelli (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014).

10.10+	Executive Employment Agreement, dated April 29, 2014, between the Company and Mark J. Gallenberger (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014)

10.11+	Addendum to Employment Agreement, dated April 29, 2014, between the Company and Pascal Ronde (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 2, 2014)

10.12	Credit Agreement, dated December 15, 2014, among the Company, Everett Charles Technologies LLC, the Several Lenders from time to time party thereto and Silicon Valley Bank as Administrative Agent, Issuing Bank and Lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2014)

Exhibit No.	Description

10.13	Asset Purchase Agreement, dated as of September 8, 2015, by and among the Company, Everett Charles Technologies, LLC, Multitest Electronic Systems, Inc., Fastprint Hong Kong Co. Ltd., Fastprint Technology (U.S.) LLC, and FastTest Technology, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2015)

10.14	First Amendment to Credit Agreement and Waiver, dated September 16, 2015, among the Company, Everett Charles Technologies, LLC, the several lenders identified on the signature pages thereto and Silicon Valley Bank as Administrative Agent and Collateral Agent (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

21.1†	Subsidiaries of Registrant

23.1†	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1†	Rule 13a-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) Certification of Principal Financial Officer

31.3*	Rule 13a-14(a) Certification of Principal Executive Officer

31.4*	Rule 13a-14(a) Certification of Principal Executive Officer

32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation LinkBase Document

†	Filed with Original Form 10-K.
*	Filed herewith.
+	This exhibit is a compensatory plan or arrangement in which executive officers or directors of the Registrant participate.

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

November 21, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ROGER W. BLETHEN Roger W. Blethen	Chairman of the Board	November 21, 2017

/S/ DAVID G. TACELLI David G. Tacelli	President, Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2017

/S/ MARK J. GALLENBERGER Mark J. Gallenberger	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	November 21, 2017

/S/ MARK S. AIN Mark S. Ain	Director	November 21, 2017

/S/ ROGER J. MAGGS Roger J. Maggs	Director	November 21, 2017

/S/ BRUCE R. WRIGHT Bruce R. Wright	Director	November 21, 2017

/S/ JORGE L. TITINGER Jorge L. Titinger	Director	November 21, 2017