Form 10-Q
period 2017-10-31
Xcerra Corp
filed 2017-12-08
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 5, 2017
Common Stock, $0.05 par value per share	54,882,598 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	October 31, 2017	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$104,388	$103,637
Marketable securities	56,919	57,087
Accounts receivable—trade, net of allowances of $358 and $76, respectively	89,047	92,689
Accounts receivable—other	452	274
Inventories	86,905	81,509
Prepaid expenses and other current assets	20,455	19,087
Assets held for sale	850	994

Total current assets	359,016	355,277
Property and equipment, net	28,556	28,509
Intangible assets, net	8,596	8,752
Goodwill	43,850	43,850
Other assets	2,139	2,225

Total assets	$442,157	$438,613

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,095	$3,779
Accounts payable	25,378	36,249
Deferred revenues	4,833	8,085
Other accrued expenses	49,825	50,262

Total current liabilities	84,131	98,375
Other long-term liabilities	9,087	9,012
Term loans	16,550	17,547
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	2,736	2,716
Additional paid-in capital	810,087	809,914
Accumulated other comprehensive loss	(10,988)	(11,896)
Accumulated deficit	(469,524)	(487,055)

Total Xcerra stockholders’ equity	332,311	313,679
Non-controlling interest	78	—

Total equity	332,389	313,679

Total liabilities and equity	$442,157	$438,613

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended October 31,
	2017	2016
Net product sales	$114,577	$74,702
Net service sales	5,709	5,383

Net sales	120,286	80,085
Cost of sales	60,871	45,725

Gross profit	59,415	34,360
Engineering and product development expenses	17,139	15,296
Selling, general and administrative expenses	21,285	18,461
Amortization of purchased intangible assets	157	190
Restructuring	135	107

Income from operations	20,699	306
Other income (expense):
Interest expense	(229)	(316)
Interest income	256	168
Other income, net	(237)	468

Income before provision for income taxes	20,489	626
Provision for income taxes	2,788	608

Net income	$17,701	$18

Net income attributable to Non-controlling interest	170	—

Net income attributable to Xcerra	$17,531	$18

Basic and diluted net income per share attributable to Xcerra:
Basic net income per share	$0.32	$0.00
Diluted net income per share	$0.32	$0.00
Weighted-average common and common equivalent shares used in computing net income per share:
Basic	54,604	53,865
Diluted	55,628	54,025
Comprehensive income (loss):
Net income attributable to Xcerra	$17,531	$18
Unrealized loss on marketable securities	(43)	(48)
Unrealized gain (loss) on currency translation	951	(1,013)

Comprehensive income (loss) attributable to Xcerra	$18,439	$(1,043)

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months Ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Xcerra	$17,531	$18
Net income attributable to Non-controlling interest	170	—

Net income	17,701	18
Add non-cash items:
Stock-based compensation	2,031	1,498
Depreciation and amortization	1,620	1,546
Impairment of asset held for sale	144	—
Other non-cash items	839	840
Changes in operating assets and liabilities:
Accounts receivable	3,873	1,670
Inventories	(5,877)	(1,961)
Prepaid expenses and other assets	(876)	(2,799)
Accounts payable	(10,989)	(4,263)
Accrued expenses	(1,151)	(35)
Deferred revenue and customer advances	(3,260)	(556)

Net cash provided by (used in) operating activities	4,055	(4,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	11,262	14,219
Purchases of available-for-sale securities	(11,209)	(14,336)
Investment in variable interest entity	(86)	—
Purchases of property and equipment, net of proceeds from sale	(1,027)	(1,063)

Net cash used in investing activities	(1,060)	(1,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank term loan	(709)	(710)
Payments of tax withholdings for vested RSUs	(1,838)	(1,030)

Net cash used in financing activities	(2,547)	(1,740)
Effect of exchange rate changes on cash and cash equivalents	303	(473)

Net increase (decrease) in cash and cash equivalents	751	(7,435)
Cash and cash equivalents at beginning of period	103,637	83,065

Cash and cash equivalents at end of period	$104,388	$75,630

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. THE COMPANY

Xcerra Corporation (“Xcerra” or the “Company,” “we” or “us”), is a global provider of test and handling capital equipment, interface products, test fixtures, and services to the semiconductor, industrial, and electronics manufacturing industries. The Company designs, manufactures, markets and services systems and products that address the broad, divergent requirements of the mobility, industrial, medical, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. Xcerra operates in the semiconductor and electronics manufacturing test markets and is the parent company to the atg-Luther & Maelzer (“atg”), Everett Charles Technologies (“ECT”), LTX-Credence (“LTXC”) and Multitest (“Multitest”) businesses. Semiconductor designers and manufacturers worldwide use the Company’s test and handling equipment and interface products to test their devices during the manufacturing process. The Company’s interface products include the design, manufacture and marketing of contactors and pins used in various types of test equipment, as well as in a wide variety of commercial and consumer applications. After testing, these semiconductor devices are incorporated into a wide range of products, including personal and tablet computers, mobile internet equipment such as wireless access points and interfaces, broadband access products such as cable modems and set top boxes, personal communication and entertainment products such as mobile phones and personal digital music players, consumer products such as televisions, videogame systems and digital cameras, automobile electronics and power management devices used in portable and automotive electronics. The Company also designs, manufactures and markets printed circuit board (“PCB”) test systems used in the testing of pre-assembly PCBs. These testers are used to verify the quality of the PCB prior to the installation of components. The types of PCBs that are tested using the Company’s systems include a diverse set of electronic products including network servers, personal computers, tablet computers and mobile phones. The Company’s test fixture service offerings include the design, manufacture, and marketing of in-circuit and functional-circuit test fixtures for testing assembled PCBs. The Company also sells hardware and software support and maintenance services for its products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and a variable interest entity (“VIE”) in which the Company has been determined to be the primary beneficiary. The Non-controlling interest in ALBS Solutions Sdn Bhd (“ALBS”) represents the 88.89% equity interest held by other members of the entity. All significant consolidated transactions and balances have been eliminated in consolidation.

Variable Interest Entities—Principles of Consolidation

The Company follows ASC 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

As of October 31, 2017 and July 31, 2017, the Company consolidated one and zero VIEs, respectively.

Xcerra is the primary beneficiary of ALBS which is qualified as a VIE. The assets and liabilities and revenues and expenses of this VIE are included in the financial statements of ALBS and are further included in the consolidated financial statements. As of October 31, 2017, the VIE had assets of $491,000, liabilities of $177,000, and operating income of $191,000. No assets were pledged or given as collateral against any borrowings.

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

Inventories

Inventories are stated at the lower of cost and net realizable value, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	October 31, 2017	July 31, 2017
	(in thousands)
Material and purchased components	$37,011	$30,746
Work-in-process	26,377	26,211
Finished equipment, including inventory consigned to customers	23,517	24,552

Total inventories	$86,905	$81,509

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of October 31, 2017 and July 31, 2017, inventory was stated net of inventory reserves of $23.0 million and $22.0 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

Goodwill and Other Intangibles

In accordance with ASC 350—Intangibles—Goodwill and Other (“ASC 350”), goodwill is not amortized. Rather, the Company’s goodwill is subject to periodic impairment testing. ASC 350 requires that the Company assign its goodwill to reporting units and test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its goodwill impairment testing at July 31, 2017 and determined no adjustment to goodwill was necessary.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of October 31, 2017, the Company’s goodwill is allocated to its Semiconductor Test reporting unit and its Contactors reporting unit. Based on ASC 350-20-35-3A, as of October 31, 2017, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	October 31, 2017	July 31, 2017
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820

Total goodwill	$43,850	$43,850

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangible assets, net on the Company’s Consolidated Balance Sheets:

		As of October 31, 2017
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(28,403)	$1,479
Customer Relationships—Titan	20	670	(27)	643
Trade Names—Titan	10	70	(24)	46

Total amortizable intangible assets		$30,622	$(28,454)	$2,168

		As of July 31, 2017
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(28,266)	$1,616
Customer Relationships—ECT, Multitest, atg, and Titan	20	670	(8)	662
Trade Names—Titan	10	70	(23)	47

Total amortizable intangible assets		$30,622	$(28,297)	$2,325

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 8.8 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31, 2018	Amount (in thousands)
Remainder of 2018	394
2019	520
2020	406
2021	287
2022	191
Thereafter	370

Total	$2,168

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with ASC 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the year ended July 31, 2017, the Company assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. The Company determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks. As of October 31, 2017, there were no triggering events that required the Company to complete impairment testing on its trademarks.

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with ASC 360, Property, Plant and Equipment, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of October 31, 2017, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement and Translation

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with ASC 830, Foreign Currency Matters. The functional currency of the Company’s tester group is the U.S. Dollar (“USD”). Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a component of other income (expense), net, and were ($0.4) million and $0.2 million, for the three months October 31, 2017 and 2016, respectively. The functional currency of ECT, Multitest and atg is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency translation are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by ASC 460, Guarantees, to the FASB ASC for the three months ended October 31, 2017 and 2016:

	Three months Ended October 31,
Product Warranty Activity	2017	2016
	(in thousands)
Balance at beginning of period	$3,610	$2,725
Warranty expenditures for current period	(929)	(1,071)
Changes in liability related to pre-existing warranties	22	(12)
Provision for warranty costs in the period	898	788

Balance at end of period	$3,601	$2,430

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

Engineering and Product Development Expenses

The Company expenses all engineering and product development costs as incurred. Expenses relating to certain software development costs, subject to capitalization in accordance with ASC 985, Software, were insignificant.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were insignificant for the three months ended October 31, 2017 and 2016.

Income Taxes

The Company recorded an income tax provision of $2.8 million for the three months ended October 31, 2017, primarily due to foreign taxes in profitable locations.

The Company’s total liability for unrecognized income tax benefits was $6.2 million (of which $2.6 million, if recognized, would impact the Company’s income tax rate) as of both October 31, 2017 and July 31, 2017 respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of October 31, 2017 and July 31, 2017, the Company had accrued approximately $1.4 million and $1.3 million, respectively, for potential payment of accrued interest and penalties.

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

During the three months ended October 31, 2017, the Company granted 914,600 Restricted Stock Units (“RSUs”) which are subject to service-based vesting and vest ratably over four years.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three months ended October 31, 2017 and 2016, the Company recorded stock-based compensation expense of approximately $2.0 million and $1.5 million, respectively, in connection with its share-based awards.

Net income per share

Basic net income per common share is computed by dividing net income attributable to Xcerra available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and RSUs, and is computed by dividing net income by the weighted average number of common shares and the dilutive effect of all securities outstanding.

Reconciliation between basic and diluted net income per common share is as follows:

	Three Months Ended October 31,
	2017	2016
	(in thousands, except per share data)
Net income attributable to Xcerra	$17,531	$18
Basic EPS:
Weighted average shares outstanding—basic	54,604	53,865
Basic income per share	$0.32	$0.00
Diluted EPS:
Weighted average shares outstanding—basic	54,604	53,865
Plus: impact unvested RSUs	1,024	160

Weighted average shares outstanding—diluted	55,628	54,025
Diluted income per share	$0.32	$0.00

During the three months ended October 31, 2017 and 2016, there were no outstanding options to purchase stock of the Company.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
October 31, 2017
Due in less than one year	$28,600
Due in 1 to 3 years	28,319

Total marketable securities	$56,919

Total Amount
(in thousands)
July 31, 2017
Due in less than one year	$25,458
Due in 1 to 3 years	31,629

Total marketable securities	$57,087

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
October 31, 2017
Corporate (a)	$28,191	$28,047
Government	11,804	11,808
Mortgage-Backed	1,858	1,858
Asset-Backed	15,066	15,059

Total	$56,919	$56,772

	Market Value	Amortized Cost
	(in thousands)
July 31, 2017
Corporate (a)	$24,969	$24,828
Government	12,408	12,410
Mortgage-Backed	2,335	2,332
Asset-Backed	17,375	17,348

Total	$57,087	$56,918

(a)	There are no held to maturity investments included in the above figures as of October 31, 2017 or July 31, 2017

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other than temporary impairment losses recorded in the three months ended October 31, 2017 or 2016.

The following table summarizes marketable securities and related unrealized gains and losses as of October 31, 2017 and July 31, 2017:

October 31, 2017	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$24,633	$(28)
Securities > 12 months unrealized losses	22,674	(57)
Securities < 12 months unrealized gains	3,967	2
Securities > 12 months unrealized gains	5,645	6

Total	$56,919	$(77)

July 31, 2017	Market Value	Unrealized Gain/(Loss)
	(in thousands)
Securities < 12 months unrealized losses	$23,378	$(28)
Securities > 12 months unrealized losses	18,411	(32)
Securities < 12 months unrealized gains	2,080	3
Securities > 12 months unrealized gains	13,218	23

Total	$57,087	$(34)

Property and Equipment

Property and equipment acquired is recorded at cost. The Company records depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of October 31, 2017 and July 31, 2017 are summarized as follows:

	October 31, 2017	July 31, 2017	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$27,887	$27,680	7
Machinery, equipment and internally manufactured systems	31,663	30,707	3-7
Office furniture and equipment	1,546	1,302	3-7
Purchased software	524	547	3
Land	2,508	2,508	—
Buildings	7,990	7,990	10-40 years
Leasehold improvements	9,677	9,679	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	81,795	80,413
Accumulated depreciation and amortization	(53,239)	(51,904)

Property and equipment, net	$28,556	$28,509

3. MERGER AGREEMENT

On April 7, 2017, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Unic Capital Management Co., Ltd., a Chinese company (“Unic Capital”) and China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company (“Sponsor”) and Unic Acquisition Corporation, a Massachusetts corporation (“Merger Sub”). On August 4, 2017, pursuant to that certain Assignment and Assumption Agreement, by and among Unic Capital, Hubei Xinyan Equity Investment Partnership (Limited Partnership), a Chinese limited partnership (“Parent”) and Xcerra, Unic Capital irrevocably transferred, conveyed, assigned and delivered to Parent all of Unic Capital’s right, interest, benefits, liabilities and obligations in and under the Merger Agreement, and Parent accepted, assumed and agreed to pay, perform, fulfill and discharge all obligations and liabilities of Unic Capital arising under or relating to the Merger Agreement; provided, however, that in the case where Parent is unable to pay, perform, fulfill or discharge all obligations and liabilities under the Merger Agreement, Unic Capital will remain wholly liable. Also on August 4, 2017, an amendment to the Merger Agreement was entered into by and among Parent, Sponsor and the Company, pursuant to which, upon the satisfaction or waiver of the conditions to the closing set forth in the Merger Agreement, Merger Sub will, at the closing, merge with and into the Company (the “Merger”), and the Company will become a controlled subsidiary of Parent and our stockholders will receive $10.25 in cash, without interest, less any required tax withholding, for each share of our common stock.

Assuming timely satisfaction of the necessary closing conditions, the Company anticipates that the Merger will be completed in our fiscal year ending July 31, 2018. For additional information related to the Merger Agreement, please refer to the final proxy statement on Schedule 14A filed with the SEC on September 5, 2017, which includes the full text of the Merger Agreement attached as Annex A.

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Agreement and Plan of Merger for additional details related to the pending Merger.

4. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

Segment Reporting

In accordance with the provisions of ASC 280, Segment Reporting (“ASC 280”), the Company has determined that it has six operating segments (Semiconductor Test, Semiconductor Handlers, Contactors, PCB Test, Probes / Pins, and Fixtures). Based on the aggregation criteria of ASC 280, the Company determined that several of the operating segments can be aggregated due to these segments having similar economic characteristics and meeting all of the other aggregation criteria in ASC 280. Consequently, the Company has two reportable segments: the Semiconductor Test Solutions (“STS”) reportable segment, which is comprised of the Semiconductor Test, Semiconductor Handlers and Contactors operating segments, and the Electronic Manufacturing Solutions (“EMS”) reportable segment, which is comprised of the PCB Test, Probes / Pins and Fixtures operating segments.

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

Segment information for the three ended October 31, 2017 and 2016 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended October 31, 2017
Net sales	$100,056	$20,230	$120,286
Income from operations	$19,270	$1,429	$20,699
Depreciation and amortization expense	$1,343	$277	$1,620
Three months ended October 31, 2016
Net sales	$64,813	$15,272	$80,085
(Loss) income from operations	$(317)	$623	$306
Depreciation and amortization expense	$1,350	$196	$1,546

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales by geographic area for the three months ended October 31, 2017 and 2016, along with its long-lived assets by location at October 31, 2017 and July 31, 2017, are summarized as follows:

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Net sales:
United States	$12,328	$10,205
Philippines	25,094	11,970
Thailand	11,653	5,682
Hong Kong/China	11,106	7,417
Austria	10,951	3,051
Taiwan	9,547	16,610
Germany	9,435	6,430
Malaysia	9,015	4,511
Singapore	4,698	4,994
All other countries	16,459	9,215

Total Net Sales	$120,286	$80,085

	October 31, 2017	July 31, 2017
	(in thousands)
Long-lived assets:
United States	$14,266	$14,426
Germany	8,553	8,579
Malaysia	3,114	3,069
China	795	285
Singapore	364	416
Japan	727	791
Philippines	63	82
Taiwan	331	375
All other countries	343	486

Total long-lived assets	$28,556	$28,509

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

During the three months ended October 31, 2017, the Company incurred costs associated with the closing of its engineering development site in Yerevan, Armenia.

The following table sets forth the Company’s restructuring accrual activity for the three months ended October 31, 2017 and October 31, 2016. The balance at the end of each period is included in the Company’s Consolidated Balance Sheet in Accrued Expenses:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2017	$21	$65	$86
Additions to expense	15	120	135
Cash paid	(15)	(185)	(200)

Balance October 31, 2017	$21	—	$21

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2016	$142	$734	$876
Additions to expense	80	27	107
Accretion	—	108	108
Cash paid	(111)	(386)	(497)

Balance October 31, 2016	$111	$483	$594

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

On August 22, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Chris Stallings v. Xcerra Corporation, et al., C.A. No. 1:17-cv-11579. The complaint alleged, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that omitted material facts. The parties agreed on certain additional disclosures to the Company’s definitive proxy statement, which were filed on October 3, 2017. The plaintiffs dismissed the complaint on November 1, 2017.

On August 23, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, each member of the Board, Parent, Unic Capital, Sponsor and Merger Sub, captioned Robert Berg v. Xcerra Corporation et. al., Case No. 1:17-cv-11583. The complaint alleged, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that omitted material facts. The parties agreed on certain additional disclosures to the Company’s definitive proxy statement, which were filed on October 3, 2017. The plaintiff dismissed the complaint on November 1, 2017.

On November 10, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Waseem Khan v. Xcerra Corporation et. al., Case No. 1:17-cv-12226. The complaint alleges, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that includes false and misleading material information with respect to the proposed Merger, which renders the proxy statement false and misleading. The complaint seeks damages. The Company is reviewing the complaint and has not yet formally responded to it, but believes that the plaintiffs’ allegations are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Company’s defense of the actions will be successful. Additional complaints containing substantially similar allegations may be filed in the future.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2017 or July 31, 2017.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liabilities or costs that they may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company had not accrued a liability for these agreements as of October 31, 2017 or July 31, 2017.

As of October 31, 2017 the Company had approximately $55.1 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment lease obligations that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of October 31, 2017 are as follows:

Fiscal year ending July 31, 2018	Facilities	Equipment	Total Operating Leases
	(in thousands)
Remainder of 2018	$3,157	$441	$3,598
2019	3,594	414	4,008
2020	3,002	232	3,234
2021	2,460	63	2,523
2022	1,788	40	1,828
Thereafter	4,657	—	4,657

Total minimum lease payments	$18,658	$1,190	$19,848

7. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at October 31, 2017 and July 31, 2017:

	October 31, 2017	July 31, 2017
	(in thousands)
Accrued income and other taxes	$20,177	$13,163
Accrued compensation	15,454	18,864
Warranty reserve	3,601	3,610
Accrued commissions	2,393	2,931
Accrued vendor liability	2,152	2,229
Accrued professional fees	1,308	3,218
Other accrued expenses	4,740	6,247

Total accrued expenses	$49,825	$50,262

8. LONG-TERM DEBT

Long-term debt consists of the following:

	October 31, 2017	July 31, 2017
	(in thousands)
Bank Term Loan under Credit Agreement	$18,750	$19,375
Bank Term Loan—Commerzbank	2,707	2,791

Total debt	21,457	22,166
Less: financing fees	(812)	(840)
Less: current portion	(4,095)	(3,779)

Total long-term debt	$16,550	$17,547

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2018	$3,125
2019	16,354
2020	416
2021	416
2022	416
Thereafter	730

Total	$21,457

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on a ratio of the Company’s consolidated senior debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”), or at a London Interbank Offered Rate (“LIBOR”) rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of October 31, 2017, the interest rate in effect on the Facility was 3.76%.

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

As of October 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of October 31, 2017 and July 31, 2017:

		Fair Value Measurements at Reporting Date Using (in thousands)
October 31, 2017	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$104,388	$104,388	$—	$—
Marketable securities	56,919	10,405	46,514	—

Total assets	$161,307	$114,793	$46,514	$—

July 31, 2017	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$103,637	$103,637	$—	$—
Marketable securities	57,087	12,109	44,978	—

Total assets	$160,724	$115,746	$44,978	$—

(1)	Cash and cash equivalents as of October 31, 2017 and July 31, 2017 includes cash held in operating accounts of approximately $104.0 million and $103.5 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure, they are included as having Level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s debt, which includes term loans, approximates fair value due to market interest. Debt at October 31, 2017 and July 31, 2017 was $21.5 million and $22.2 million, respectively. Within the hierarchy of fair value measurement, these are Level 2 inputs.

10. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions or in privately negotiated transactions (the “2015 Plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue the 2015 Plan at any time and the 2015 plan has no expiration date. As of December 8, 2017, the Company had repurchased 1,956,733 shares for approximately $12 million under the 2015 Plan.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No 2016-08, Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company currently anticipates adopting the standard using the modified retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company anticipates that it will complete its assessment of the new standard and its potential impact by the end of the third quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842), which requires companies that are lessees to recognize a right-of-use asset and lease liability for most leases that do not meet the definition of a short-term lease. For income statement purposes, leases will continue to be classified as either operating or financing. Classification will be based on criteria that are largely similar to those applied in current lease accounting. This standard will result in extensive qualitative and quantitative disclosure changes. This standard will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting. This ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted this ASU in the first quarter of fiscal 2018. Adoption of this ASU did not have a material impact on its financial position or results of operation.

12. SUBSEQUENT EVENTS

On November 28, 2017, the Company’s Board of Directors approved management to repay in full the outstanding obligation under the Term Loan with SVB. On December 1, 2017, the Company repaid $18.8 million of principal, accrued interest and fees to SVB, releasing the Company from its obligation under the Credit Agreement.

On November 30, 2017, the Company announced further restructuring in its Fixtures Services Group that impacted one of its facilities and employees in China. The Company has decided to cease manufacturing related operations located at its ECT Shenzhen site and move the production operations to its third-party outsource partner in Asia. As a result, the Company expects to incur costs for severance and relocation of the production operations during the quarter ending January 31, 2018. The estimated cost of this restructuring is not expected to have a material impact on the Company’s operating income or liquidity.

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

The obligations of the parties to consummate the Merger are subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) adoption of the Merger Agreement by the affirmative holders of two-thirds of the outstanding shares of our common stock, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act) (iii) filings and approvals with or by certain governmental authorities, including governmental authorities in the People’s Republic of China (PRC) or Taiwan, (iv) review and clearance by the Committee on Foreign Investment in the United States (CFIUS), (v) the absence of certain governmental orders prohibiting the Merger, (vi) the accuracy of the representations and warranties of each party contained in the Merger Agreement (subject to certain materiality qualifications) and (vii) each party’s compliance with or performance of the covenants and agreements in the Merger Agreement in all material respects.

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

The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances, Parent will be required to pay the Company a termination fee of $22.8 million (the Parent Termination Fee). The Parent Termination Fee will become payable from Parent to the Company if the Merger Agreement is terminated by the Company in the event that (i) Parent breaches its representations and warranties or covenants such that the applicable closing condition regarding representations and warranties or performance of covenants would not be satisfied (subject to specified cure rights), (ii) all of Parent’s conditions to closing are satisfied or waived and Parent has failed to consummate the Merger, (iii) the Merger is not consummated by the Termination Date (as defined in the Merger Agreement) and, at such time, all conditions to the Merger have been satisfied other than those resulting from any failure to obtain certain required approvals from governmental authorities in the PRC or (iv) any governmental authority in the PRC shall have enacted, issued or promulgated any law or order making the Merger illegal or otherwise preventing the consummation of the Merger; provided, that the Parent Termination Fee payable by Parent as a result of termination of the Merger Agreement under the circumstances described in clauses (iii) and (iv) is equal to $14.25 million. The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Annex A to the final proxy statement on Schedule 14A filed with the SEC on September 5, 2017. In addition, see Part I, Item 1A. Risk Factors of this Form 10-Q, which is incorporated herein by reference, for a discussion of certain risks due to the announcement and pendency of the Merger or the failure of the Merger to be completed that could have a material adverse effect on our business and operating results. These risks include, but are not limited to, the diversion of management and employee attention, potential employee attrition, potential adverse reactions or changes to our business relationships with customers, partners, and suppliers and uncertainty surrounding our future plans and prospects.

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

Foreign Currency Remeasurement

The financial statements of our foreign subsidiaries are remeasured in accordance with ASC 830, Foreign Currency Matter. The functional currency of our tester group is USD. Accordingly, our foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement are included in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net. The functional currency of our ECT, atg and Multitest businesses is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore dollars, and net gains or losses resulting from foreign currency translation are recorded in stockholders’ equity as accumulated other comprehensive (loss) income.

Income Taxes

In accordance with ASC 740, Income Taxes (ASC 740), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities calculated using enacted tax rates for the year in which the differences are expected to be reflected in the tax return. Valuation allowances are established when necessary to reduce deferred taxes to the amount expected to be realized. We have deferred tax assets resulting from tax credit carryforwards, net operating losses and other deductible temporary differences, which are available to reduce taxable income in future periods. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which it operates, the length of carryback and carryforward periods, existing sales backlog and future sales projections. Where there have been cumulative losses in recent years, ASC 740 creates a strong presumption that a valuation allowance is needed. This presumption can be overcome in very limited circumstances. As a result of our cumulative loss position in recent years and the increased uncertainty relative to the timing of profitability in future periods, we continue to maintain a valuation allowance for our entire U.S. net deferred tax assets, and full valuation allowance against the net deferred tax assets of foreign jurisdictions without a history of profitability. The valuation allowance for deferred tax assets decreased from $206.9 million at July 31, 2016 to $203.3 million at July 31, 2017. The decrease in our valuation allowance compared to the prior year was primarily due to a decrease in U.S. deferred tax assets associated with sources of income in the fiscal year. We expect to record a full valuation allowance on future U.S. tax benefits and in certain foreign tax jurisdictions until we sustain an appropriate level of profitability. We will continue to monitor the recoverability of our deferred tax assets on a periodic basis. As a result of our merger with Credence Systems Corporation (Credence) in 2008 and Internal Revenue Code Section 382 guidance, the future utilization of our net operating losses will be subject to annual limitation.

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

Valuation of Goodwill and other Indefinite-Lived Intangible Assets

We perform our annual goodwill impairment test as required under the provisions of ASC 350-10, Intangibles—Goodwill and Other (ASC 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, from our merger with Credence on August 29, 2008 and from our purchase of Titan Semiconductor LLC (Titan) on February 2, 2015.

As of October 31, 2017, our goodwill is allocated to our Semiconductor Test reporting unit and our Contactors reporting unit. As of October 31, 2017, there were no triggering events that required us to perform interim impairment testing.

As part of the new simplification guidance issued by the FASB, the goodwill test involves a one-step comparison of the reporting unit’s fair value to its carrying value, including goodwill (Step 1). The prior guidance required a hypothetical purchase price allocation as the second step of the goodwill impairment test, but this step has been eliminated. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment charge is recorded for the difference between the fair value and carrying value of the reporting unit. In applying the goodwill impairment test, we may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (Step 0). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing Step 1 of the goodwill impairment test is unnecessary. We periodically engage third-party valuation consultants to assist in evaluating the Company’s estimated fair value calculations.

In accordance with ASC 350, we performed our goodwill impairment test as of July 31, 2017 and 2016, and determined that no adjustment to goodwill was necessary. As of July 31, 2017, we determined using a Step 0 analysis in accordance with ASC 350 that it was more likely than not that the fair value of the reporting units to which goodwill is allocated exceeded the carrying values of those reporting units. As of July 31, 2016, we completed a Step 1 analysis using a Discounted Cash Flow method for estimating the fair value of the reporting units, including discount rates at our weighted-average cost of capital. We derive discount rates that are commensurate with the risks and uncertainties inherent in its respective businesses and its internally developed projections of future cash flows. In addition, we determined the projected future cash flows of the reporting units for the residual period using the Gordon growth method which assumes that the reporting unit will grow and generate free cash flow at a constant rate. We believe that the Gordon growth method is the most appropriate method for determining the residual value because the residual value is calculated at the point at which we have assumed that the reporting units have reached stable growth rates.

The identifiable intangible assets associated with the acquisition of the Multitest, atg and ECT businesses from Dover Printing & Identification, Inc. (the Dover Acquisition) include $6.4 million of trademarks. We believe these trademarks will contribute to our cash flows indefinitely. Therefore, in accordance with ASC 350, we have assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the fiscal year ended July 31, 2017 (fiscal 2017), we assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. We determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with ASC 360, Property, Plant and Equipment, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of October 31, 2017 and July 31, 2017, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and typically have a contractual maturity of ninety days or less. An allowance for doubtful accounts is maintained for potential credit losses based upon our assessment of the expected collectability of all accounts receivable. Our allowance for doubtful accounts policy is described in Note 2, Summary of Significant Accounting Policies, contained in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Recent Accounting Pronouncements

Our recent accounting pronouncements are described in Note 11, Recent Accounting Pronouncements, contained in the Notes to the Consolidated Financial Statements included in the Quarterly Report on Form 10-Q and is incorporated herein by reference.

Results of Operations

For the three months ended October 31, 2017 compared to the three months ended October 31, 2016

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as a percent of revenue and the period-over-period percent changes for those line items (in thousands, except for percentage changes and per share data):

	Three months ended October 31,
	2017	% of sales	2016	% of sales	Change period to period
Net product sales	$114,577	95%	$74,702	93%	53%
Net service sales	5,709	5%	5,383	7%	6%

Net sales	120,286	100%	80,085	100%	50%
Cost of sales	60,871	51%	45,725	57%	33%

Gross profit	59,415	49%	34,360	43%	73%
Engineering and product development expenses	17,139	14%	15,296	19%	12%
Selling, general and administrative expenses	21,285	18%	18,461	23%	15%
Amortization of purchased intangible assets	157	<1%	190	<1%	(17%)
Restructuring	135	<1%	107	<1%	27%

Income from operations	20,699	17%	306	<1%	*
Other income (expense):
Interest expense	(229)	<1%	(316)	<1%	(28%)
Interest income	256	<1%	168	<1%	(52%)
Other income, net	(237)	<1%	468	(1%)	(151%)

Income before provision for income taxes	20,489	17%	626	1%	*
Provision for income taxes	2,788	2%	608	1%	*

Net income	$17,701	15%	$18	<1%	*

Net income attributable to Non-controlling interests	170	<1%	—	*	*

Net income attributable to Xcerra	$17,531	15%	$18	<1%

*	Not meaningful

Net sales. The increase in net sales for the three months ending October 31, 2017, compared to the three months ending October 31, 2016, was driven by positive business trends in our Semiconductor Test Solutions (STS) reportable segment as well as increases in most of the business units in our Electronic Manufacturing Solutions (EMS) reportable segment.

Our STS reportable segment net sales for the three months ended October 31, 2017 increased as compared to the same periods in 2016 by $35.2 million or 54%, as the semiconductor market is experiencing a return to growth during this period, largely driven by the Semiconductor Test segment. Our EMS reportable segment net sales for the three months ended October 31, 2017 as compared to the same period in 2016 increased by $5.0 million or 33% due to continued strengthening in our PCB Test segment.

Service revenue from our STS reportable segment increased by 6% in the three months ended October 31, 2017, as compared to the three months ended October 31, 2016, primarily due to increases in service contracts for testers no longer covered under warranty.

Gross profit. The increase in gross profit for the three months ended October 31, 2017 compared to the three months ended October 31, 2016 was primarily due to the increase in net sales in both reporting segments and favorable product mix in the Semiconductor Test segment.

Engineering and product development expenses. The increase in engineering and product development expenses for the three months ended October 31, 2017 compared to the three months ended October 31, 2016 was due primarily to increased salary and headcount related expenses, as well as higher product development costs as we continue to focus on product enhancements and new offerings for our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three months ended October 31, 2017 compared to the three months ended October 31, 2016 was due to higher variable compensation and commissions on higher revenue, higher profit sharing bonus accruals in line with business development, and an increase in legal expenses associated with the Merger Agreement.

Amortization of purchased intangible assets. The decrease in amortization for the three months ended October 31, 2017 compared to the three months ended October 31, 2016 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets acquired from our acquisition of ECT, Multitest and atg in 2014 and Titan in fiscal 2015.

Restructuring. The restructuring expense recorded in the three months ended October 31, 2017 related primarily to move costs associated with the closing of our engineering development center in Armenia.

Income from operations. We reported income from operations of $20.7 million for the three months ended October 31, 2017, as compared to income from operations of $0.3 million for the three months ended October 31, 2016. This increase year over year was primarily driven by higher net sales in the comparative periods.

Our STS reportable segment had income from operations of $19.3 million for the three months ended October 31, 2017, as compared to a loss of $0.3 million for the three months ended October 31, 2016. This increase was largely driven by the improvement in all of our segments within the STS reportable segment which experienced improved industry conditions.

Our EMS reportable segment reported income from operations of $1.4 million for the three months ended October 31, 2017 as compared to income from operations of $0.6 million for the three months ended October 31, 2016, primarily due to improvement in our PCB Test segment.

Interest expense. Interest expense related to our debt obligations decreased in the comparative periods in line with the reduction of principal balances on those obligations.

Interest income. Interest income increased slightly in the three months ended October 31, 2017 compared to the three months ended October 31, 2016 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other income, net. Includes the impact of fluctuations in foreign exchange rates. For the three months ended October 31, 2017 we recognized ($0.4) million of foreign exchange losses, as compared to $0.2 million of foreign exchange gains for the three months ended October 31, 2016. This fluctuation is largely driven by the relationship of the USD to the Euro and Malaysian Ringgit.

Provision for income taxes. We recorded an income tax provision of $2.8 million and $0.6 million in the three months ended October 31, 2017 and October 31, 2016, respectively, primarily due to foreign taxes in profitable locations.

As of both October 31, 2017 and July 31, 2017 our liability for unrecognized income tax benefits was $6.2 million (of which $2.6 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Net income from Non-controlling interest. During the three months ended October 31, 2017, ALBS recorded income related to reimbursement for non-recurring engineering costs that they had incurred. We have a variable interest in ALBS and as of October 31, 2017 that represents an 11.11% equity ownership in the entity.

Comprehensive income (loss). During the three months ended October 31, 2017, we recognized $0.9 million of unrealized gains from currency translation, as compared to ($1.0) million of unrealized losses from currency translation for the three months ended October 31, 2016, largely driven by the fluctuation of the Malaysian Ringgit and Euro to USD.

Liquidity and Capital Resources

Working Capital: The following summarizes our cash, cash equivalents, marketable securities and working capital:

(in thousands)	October 31, 2017	July 31, 2017	$ Change	% Change
Cash, cash equivalents and marketable securities	$161,307	$160,724	$583	0.4%
Working capital	$274,885	$256,902	$17,983	7.0%

The following is a summary of significant items impacting our liquidity and capital resources for the three months ended October 31, 2017 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2017	$160.7
Payments on tax withholdings for vested RSUs	(1.8)
Capital expenditures	(1.0)
Payment of bank term loan	(0.7)
Effect of exchange rate changes in cash	0.3
Other cash provided, primarily by operating activities, net	3.8

Cash and cash equivalents and marketable securities at October 31, 2017	$161.3

Operating Activities: Operating cash flows for the three months ended October 31, 2017 consist of our net income, adjusted for-non cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash generated in operating activities was $4.1 million for the three months ended October 31, 2017. Net cash generated by operating activities were impacted by changes in current assets and liabilities and included increases in inventories of $5.9 million, and prepaid expenses and other assets of $0.9 million, which were offset by a decrease in accounts receivable of $3.9 million, lower accounts payable $11.0 million, accrued expenses of $1.2 million and deferred revenue and customer advances of $3.3 million.

Net cash used in operating activities for the three months ended October 31, 2016 was $4.0 million. Net cash used by operating activities was impacted by changes in current assets and liabilities and included a decrease in accounts receivable of $1.7 million, increases in inventories of $2.0 million, prepaid expenses and other assets of $2.8 million, and lower accounts payable $4.3 million, lower accrued expenses of $0.1 million and lower deferred revenue and customer advances of $0.6 million.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investments maturities, asset disposals and cash used for purchase of investments and business acquisitions. Net cash used in investing activities for the three months ended October 31, 2017 totaled $1.1 million and included $1.0 million of capital expenditures primarily related to purchase of spares for our field service group and certain engineering projects.

Net cash used in investing activities for the three months ended October 31, 2016 was $1.2 million, driven by $1.1 million of capital expenditures primarily related certain engineering projects.

Financing Activities: Cash flows used in financing activities consisted primarily of repayment of bank term loans and settlement of the minimum statutory tax withholding requirements paid by us on behalf of our employees upon vesting of restricted stock units. For the three months ended October 31, 2017 the net cash used of $2.5 million consisted of payment of tax withholdings from employee’s vested restricted stock units of $1.8 million and the repayment of term loans of $0.7 million.

For the three months ended October 31, 2016 the net cash used in financing activities of $1.7 million consisted of the payment of tax withholdings from employee’s vested restricted stock units of $1.0 million and the repayment of term loans of $0.7 million.

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

Borrowings made under the Facility bear interest, at a base rate plus a margin (such margin not to exceed a per annum rate of 1.75%) based on the Leverage Ratio, or at a LIBOR rate plus a margin (such margin not to exceed a per annum rate of 2.75%) based on the Leverage Ratio. The interest rate otherwise payable under the Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum during the continuance of any other event of default. As of October 31, 2017, the interest rate in effect on the Facility was 3.76%.

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

As of October 31, 2017, we were in compliance with all covenants under the Credit Agreement (and the First Amendment). On November 28, 2017, the Company’s Board of Directors approved the repayment in full of the outstanding obligation under the Term Loan with SVB. On December 1, 2017, the Company repaid $18.8 million of principal, accrued interest and fees to SVB, releasing the Company from its obligation under the Credit Agreement.

Bank Term Loan—Commerzbank

In May 2014, we entered into a loan agreement with Commerzbank to finance the purchase of our leased facility in Rosenheim, Germany. The principal amount of the term loan is 2.9 million Euros, payable over 10 years in Euro at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan.

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions or in privately negotiated transactions (the 2015 Plan). This repurchase program supersedes the 2011 repurchase program Plan (the 2011 Plan) which was announced on September 15, 2011 and under which we purchased 3,294,666 shares for $18.7 million. As a result there were no shares available for repurchase under the 2011 Plan following approval of the 2015 Plan. We may suspend or discontinue 2015 Plan at any time and the program has no expiration date. As of December 8, 2017, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of October 31, 2017, our major outstanding contractual obligations are related to our bank term loans, rental properties, other operating leases, and inventory purchase commitments.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2017.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of October 31, 2017.

The aggregate outstanding amount of our contractual obligations was $97.2 million as of October 31, 2017. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of October 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$19,848	$3,598	$7,242	$4,351	$4,657
Inventory commitments	55,057	42,148	12,493	416	—
Severance	21	21	—	—	—
Bank term loan—principal and interest	22,247	3,647	16,983	875	742

Total Contractual Obligations	$97,173	$49,414	$36,718	$5,642	$5,399

We also expect to invest approximately $6.6 million in capital expenditures and other investments for the remainder of the fiscal year ending July 31, 2018.

Off-Balance Sheet Arrangements

As of October 31, 2017 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of October 31, 2017, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the three months ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 22, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Chris Stallings v. Xcerra Corporation, et al., C.A. No. 1:17-cv-11579. The complaint alleged, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that omitted material facts. The parties agreed on certain additional disclosures to the Company’s definitive proxy statement, which were filed on October 3, 2017. The plaintiffs dismissed the complaint on November 1, 2017.

On August 23, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, each member of the Board, Parent, Unic Capital, Sponsor and Merger Sub, captioned Robert Berg v. Xcerra Corporation et. al., Case No. 1:17-cv-11583. The complaint alleged, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that omitted material facts. The parties agreed on certain additional disclosures to the Company’s definitive proxy statement, which were filed on October 3, 2017. The plaintiff dismissed the complaint on November 1, 2017.

On November 10, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Waseem Khan v. Xcerra Corporation et. al., Case No. 1:17-cv-12226. The complaint alleges, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that includes false and misleading material information with respect to the proposed Merger, which renders the proxy statement false and misleading. The complaint seeks damages. The Company is reviewing the complaint and has not yet formally responded to it, but believes that the plaintiffs’ allegations are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that the Company’s defense of the actions will be successful. Additional complaints containing substantially similar allegations may be filed in the future.

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

The closing of the Merger is subject to various customary conditions that remain unsatisfied as of the date of this filing, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (ii) filings and approvals with or by certain governmental authorities, including governmental authorities in the People’s Republic of China (“PRC”) and Taiwan and (iii) review and clearance by the Committee on Foreign Investment in the United States (“CFIUS”). In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

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

The semiconductor and electronics manufacturing industries are highly concentrated, and a small number of semiconductor device manufacturers, contract assemblers, and electronics manufacturers account for a substantial portion of the purchases of capital equipment generally, including our equipment. We expect customer concentration to increase because of continuing consolidation in the semiconductor manufacturing industry. Our top customer in fiscal 2017, fiscal 2016 and fiscal 2015 was Spirox, which accounted for 15%, 19%, and 13%, respectively, of our net sales in those years. Sales to the top ten customers were 59%, 55%, and 54% of net sales in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

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

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt. *

As of October 31, 2017, our outstanding indebtedness was approximately $21.5 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may need additional financing, which could be difficult to obtain or limit our operational flexibility. *

We believe our cash, cash equivalents, and marketable securities balance of $161.3 million as of October 31, 2017 will be sufficient to fund our ongoing operations and inorganic business growth opportunities, for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all.

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

Our dependence on Spirox Corporation as a distributor in China and Taiwan*

We rely on Spirox Corporation (“Spirox”) as our primary distribution channel for sales and service in China and Taiwan for our Semiconductor Test Solutions products, which is a region that represents a material portion of our revenues. Spirox has direct contact with our customers, and during the term of our distributor relationship Spirox is obligated to satisfy all installation and service obligations for the Semiconductor Test Solutions products. Our reliance on Spirox give us less control over our sales and distribution channel in China and Taiwan. Our business and financial performance arising from the China and Taiwan region can be negatively impacted by many factors relating to Spirox, including if:

•	Spirox is ineffective in its sales or service efforts;

•	Spirox incurs difficulties in staffing and / or training;

•	Spirox, for any reason, does not satisfy its obligations to customers in China and Taiwan or to us; or

•	The distributor relationship between the Company and Spirox deteriorates.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 82% of our revenues for fiscal 2017, 82% of our revenues for fiscal 2016, and 79% of our revenues for fiscal 2015. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier for our test systems in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

•	changes in general economic, industry and market conditions and trends in economies outside the United States, , uncertainty arising from the June 2016 referendum vote in the United Kingdom in favor of exiting the European Union and heightened economic and political uncertainty within and among other European Union member states;

•	changes in law or policy resulting in burdensome government controls, tariffs, restrictions, embargoes or export license requirements;

•	political and economic instability in our target international markets;

•	longer payment cycles common in foreign markets;

•	difficulties of staffing and managing our international operations;

•	less favorable foreign intellectual property laws making it harder to protect our technology from appropriation by competitors;

•	difficulties collecting our accounts receivable;

•	the impact of the Foreign Corrupt Practices Act of 1977 and similar laws; and

•	adverse weather and climate events.

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

In addition, in the past, we have incurred expenses to meet new regulatory requirements in Europe, experienced periodic difficulties in obtaining timely payment from non-U.S. customers, and been affected by economic conditions in several Asian countries. Some of our foreign sales are invoiced and collected in USD. A strengthening in the USD relative to the currencies of those countries where we do business would increase the prices of our products as stated in those currencies and could hurt our sales in those countries. Significant fluctuations in the exchange rates between the USD and foreign currencies could cause us to lower our prices and thus reduce our profitability. These fluctuations could also cause prospective customers to push out or delay orders because of the increased relative cost of our products. In the past, there have been significant fluctuations in the exchange rates between the USD and the currencies of countries in which we do business. From time to time we may enter into foreign currency hedging arrangements.

Our market is highly competitive, and we have limited resources to compete.

The semiconductor equipment and electronics manufacturing industries are highly competitive in all areas of the world. There are other domestic and foreign companies that participate in the markets for each of our products. Our competitors include Advantest Corporation, Teradyne Inc., Johnstech, MicroCraft, Cohu, Inc., SPEA, Shenzhen Mason Electronics Co., Ltd., Bojay, OXO, Sanmina, Interconnect Devices, Inc., QA Technology, and Ingun. Some of these competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities than we have.

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

Our stock price can be volatile.*

In the three months ended October 31, 2017, our stock price ranged from a low of $9.20 to a high of $9.99. This relative stability is due to the market assumptions regarding the closing of the Merger. If the Merger is not completed, the price of our common stock likely will be subject to wide fluctuations in response to a number of events and factors, such as:

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

We review our goodwill and indefinite-lived intangible assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, in accordance with FASB ASC 350, Intangibles—Goodwill and Other to the FASB ASC. We also review our other long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable.

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

Our results of operations and financial position could be adversely affected as a result of adverse fluctuations in foreign currency exchange rates that reduce the purchasing power of the USD, increase our costs and expenses and otherwise harm our business. Although our financial statements are denominated in USD, a sizable portion of our revenues and costs are denominated in other currencies, primarily the Euro. Any hedging strategies that we may use in an effort to reduce the adverse impact of fluctuations in foreign currency exchange rates may not be successful. In addition, our foreign currency exposure on assets and liabilities for which we do not hedge could have a material impact on our results of operations in periods when the USD significantly fluctuates in relation to unhedged non-U.S. currencies in which we transact business.

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

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 3, 2015 through October 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program—9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697
Three months ended 4/30/2016	—	$—	—	$18,046,697
Three months ended 7/31/2016	—	$—	—	$18,046,697
Twelve months ended 7/31/2017	—	$—	—	$18,046,697
Three months ended 10/31/17	—	$—	—	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Plan”). This repurchase program supersedes the 2011 repurchase program that was announced on September 15, 2011 (the “2011 Plan”), and as a result there are no shares available for repurchase under the 2011 Plan. As of October 31, 2017 we have repurchased 1,956,733 shares for approximately $12.0 million under the 2015 Plan.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: December 8, 2017	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)