Form 10-Q
period 2018-01-31
Xcerra Corp
filed 2018-03-09
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2018
Common Stock, $0.05 par value per share	54,914,530 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	January 31, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$118,223	$103,637
Marketable securities	52,825	57,087
Accounts receivable—trade, net of allowances of $371 and $72, respectively	77,138	92,963
Inventories	87,240	81,509
Prepaid expenses and other current assets	10,486	19,087
Assets held for sale	850	994

Total current assets	346,762	355,277
Property and equipment, net	30,091	28,509
Intangible assets, net	8,458	8,752
Goodwill	45,873	43,850
Other assets	2,191	2,225

Total assets	$433,375	$438,613

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$362	$3,779
Accounts payable	24,005	36,249
Deferred revenues	8,123	8,085
Other accrued expenses	39,843	50,262

Total current liabilities	72,333	98,375
Other long-term liabilities	9,203	9,012
Term loans	2,276	17,547
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	2,744	2,716
Additional paid-in capital	811,698	809,914
Accumulated other comprehensive loss	(5,021)	(11,896)
Accumulated deficit	(461,593)	(487,055)

Total Xcerra stockholders’ equity	347,828	313,679
Noncontrolling interest	1,735	—

Total equity	349,563	313,679

Total liabilities and equity	$433,375	$438,613

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net product sales	$104,913	$74,566	$219,490	$149,268
Net service sales	5,363	5,558	11,072	10,941

Net sales	110,276	80,124	230,562	160,209
Cost of sales	59,726	45,338	120,597	91,063

Gross profit	50,550	34,786	109,965	69,146
Engineering and product development expenses	16,592	15,013	33,731	30,309
Selling, general and administrative expenses	21,986	18,084	43,271	36,545
Amortization of purchased intangible assets	137	180	294	370
Restructuring	550	299	685	406

Income from operations	11,285	1,210	31,984	1,516
Other income (expense):
Interest expense	(969)	(329)	(1,198)	(645)
Interest income	260	171	516	339
Other (expense) income, net	(1,414)	1,281	(1,651)	1,749

Income before provision for (benefit from) income taxes	9,162	2,333	29,651	2,959
Provision for (benefit from) income taxes	1,388	(239)	4,176	369

Net income	$7,774	$2,572	$25,475	$2,590

Net (loss) income attributable to noncontrolling interest	$(157)	$—	$13	$—

Net income attributable to Xcerra	$7,931	$2,572	$25,462	$2,590

Basic and diluted net income per share attributable to Xcerra:
Basic net income per share	$0.14	$0.05	$0.47	$0.05
Diluted net income per share	$0.14	$0.05	$0.46	$0.05
Weighted-average common and common equivalent shares used in computing net income per share:
Basic	54,836	54,120	54,720	53,993
Diluted	55,450	54,562	55,659	54,472
Comprehensive income (loss):
Net income attributable to Xcerra	$7,931	$2,572	$25,462	$2,590
Unrealized loss on marketable securities	(164)	(80)	(207)	(128)
Unrealized gain (loss) on currency translation	6,129	(1,571)	7,082	(2,584)

Comprehensive income (loss) attributable to Xcerra	$13,896	$921	$32,337	$(122)

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Xcerra	$25,462	$2,590
Net income attributable to noncontrolling interest	13	—

Net income	25,475	2,590
Add non-cash items:
Stock-based compensation	4,054	3,076
Depreciation and amortization	3,280	3,106
Impairment of asset held for sale or disposal	258	—
Other non-cash items	2,452	384
Changes in operating assets and liabilities:
Accounts receivable	18,032	5,500
Inventories	(4,294)	(7,061)
Prepaid expenses and other assets	(1,038)	(5,761)
Accounts payable	(12,997)	(1,072)
Accrued expenses	(1,370)	762
Deferred revenue and customer advances	10	146

Net cash provided by operating activities	33,862	1,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	25,976	26,774
Purchases of available-for-sale securities	(22,087)	(26,087)
Proceeds from sale of Interface Board Business	—	2,300
Investment in variable interest entity	(89)	—
Proceeds from sale of property and equipment	115	1,428
Purchases of property and equipment	(4,292)	(3,385)

Net cash (used in) provided by investing activities	(377)	1,030
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank term loan	(19,528)	(1,417)
Payments of tax withholdings for vested RSUs	(2,457)	(1,358)
Proceeds from shares issued from employees’ stock purchase plan	—	421

Net cash used in financing activities	(21,985)	(2,354)
Effect of exchange rate changes on cash and cash equivalents	3,086	(893)

Net increase (decrease) in cash and cash equivalents	14,586	(547)
Cash and cash equivalents at beginning of period	103,637	83,065

Cash and cash equivalents at end of period	$118,223	$82,518

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

On April 7, 2017, the Company entered into an Agreement and Plan of Merger with Unic Capital Management Co., Ltd., a Chinese company (“Unic Capital”) and China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company (“Sponsor”), as joined by Unic Acquisition Corporation, a Massachusetts corporation (“Merger Sub”) (as amended, the “Merger Agreement”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger. On August 4, 2017, pursuant to that certain Assignment and Assumption Agreement, by and among Unic Capital, Hubei Xinyan Equity Investment Partnership (Limited Partnership), a Chinese limited partnership (“Parent”) and Xcerra, Unic Capital irrevocably transferred, conveyed, assigned and delivered to Parent all of Unic Capital’s right, interest, benefits, liabilities and obligations in and under the Merger Agreement, and Parent accepted, assumed and agreed to pay, perform, fulfill and discharge all obligations and liabilities of Unic Capital arising under or relating to the Merger Agreement; provided, however, that in the case where Parent is unable to pay, perform, fulfill or discharge all obligations and liabilities under the Merger Agreement, Unic Capital will remain wholly liable.

The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”). After careful review of feedback received from CFIUS that approval of the Merger was highly unlikely and further discussions between the Company and Parent, the parties determined to cease efforts to seek CFIUS clearance and entered into a Termination Agreement, dated February 22, 2018 (the “Termination Agreement”), pursuant to which they mutually terminated the Merger Agreement and agreed to release each other and certain related parties from certain claims and liabilities relating to the Merger Agreement and the transactions contemplated thereby. Neither the Company nor Parent incurred or will incur any termination fees in connection with the termination of the Merger Agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810, Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and a variable interest entity (“VIE”) in which the Company has been determined to be the primary beneficiary. The Non-controlling interest in ALBS Solutions Sdn Bhd (“ALBS”) represents the 88.89% equity interest that is not held by the Company. All significant consolidated transactions and balances have been eliminated in consolidation.

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

As of January 31, 2018 and July 31, 2017, the Company consolidated one and zero VIEs, respectively.

Xcerra is the primary beneficiary of ALBS which is qualified as a VIE. The assets and liabilities and revenues and expenses of this VIE are included in the financial statements of ALBS and are further included in the consolidated financial statements. As of January 31, 2018, the VIE had assets of $403,000 and liabilities of $259,000. For the three and six months ended January 31, 2018, ALBS had operating loss of $177,000 and operating income of $14,000, respectively. No assets were pledged or given as collateral against any borrowings.

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

Inventories

Inventories are stated at the lower of cost and net realizable value, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	January 31, 2018	July 31, 2017
	(in thousands)
Material and purchased components	$36,386	$30,746
Work-in-process	29,675	26,211
Finished equipment, including inventory consigned to customers	21,179	24,552

Total inventories	$87,240	$81,509

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of January 31, 2018 and July 31, 2017, inventory was stated net of inventory reserves of $23.3 million and $22.0 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of January 31, 2018, the Company’s goodwill is allocated to its Semiconductor Test reporting unit and its Contactors reporting unit. Based on ASC 350-20-35-3A, as of January 31, 2018, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	January 31, 2018	July 31, 2017
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820
Semiconductor Handler Reporting Unit
Investment in ALBS Solutions Sdn Bhd (October 23, 2017)	2,023	—

Total goodwill	$45,873	$43,850

During the quarter ending January 31, 2018, the Company recorded approximately $2.0 million of goodwill related to its investment in ALBS Solutions Sdn Bhd (“ALBS”). During the quarter ending October 31, 2017, the Company, through one of its wholly-owned subsidiaries, LTX-Credence Singapore Pte. Ltd, entered into a Development, Manufacturing, and Distribution Agreement for development, manufacturing, and distribution work with ALBS and Subscription and Investment Agreement dated October 23, 2017 for the acquisition of ALBS’s entire business and equity. ALBS is a privately held corporation which provides high-tech semiconductor automation systems to different industrial users.

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangible assets, net on the Company’s Consolidated Balance Sheets:

		As of January 31, 2018
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(28,520)	$1,362
Customer Relationships—Titan	20	670	(45)	625
Trade Names—Titan	10	70	(26)	44

Total amortizable intangible assets		$30,622	$(28,591)	$2,031

		As of July 31, 2017
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(28,266)	$1,616
Customer Relationships—ECT, Multitest, atg, and Titan	20	670	(8)	662
Trade Names—Titan	10	70	(23)	47

Total amortizable intangible assets		$30,622	$(28,297)	$2,325

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 8.2 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31, 2018	Amount (in thousands)
Remainder of 2018	257
2019	520
2020	406
2021	287
2022	191
Thereafter	370

Total	$2,031

The identifiable intangible assets associated with the Dover Acquisition include $6.4 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with ASC 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the year ended July 31, 2017, the Company assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. The Company determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks. As of January 31, 2018, there were no triggering events that required the Company to complete impairment testing on its trademarks.

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with ASC 360, Property, Plant and Equipment, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of January 31, 2018, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement and Translation

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with ASC 830, Foreign Currency Matters. The functional currency of the Company’s tester group is the U.S. Dollar (“USD”). Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as a component of other income (expense), net, and were $(1.5) million and $(1.9) million, for the three and six months ended January 31, 2018, respectively, and $0.6 million and $0.8 million for the three and six months ended January 31, 2017, respectively. The functional currency of ECT, Multitest and atg is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency translation are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by ASC 460, Guarantees, to the FASB ASC for the six months ended January 31, 2018 and 2017:

	Six months Ended January 31,
Product Warranty Activity	2018	2017
	(in thousands)
Balance at beginning of period	$3,610	$2,725
Warranty expenditures for current period	(1,990)	(1,865)
Changes in liability related to pre-existing warranties	129	(31)
Provision for warranty costs in the period	2,123	1,702

Balance at end of period	$3,872	$2,531

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs were insignificant for the three and six months ended January 31, 2018 and 2017.

Income Taxes

The Company recorded an income tax provision of $4.2 million for the six months ended January 31, 2018, primarily due to foreign taxes in profitable locations.

The Company’s effective tax rate during the six months ended January 31, 2018 was not significantly impacted by the Tax Cuts and Jobs Act (“Act”), which was enacted into law on December 22, 2017. The income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes. As a result, the Company recorded an income tax benefit of $0.2 million resulting from the enactment of the Act during the six months ended January 31, 2018.

The Act includes significant changes to the U.S. corporate income tax system, such as reducing the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifting to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and imposing new taxes on certain foreign-sourced earnings. Because the Company has a July 31 fiscal year-end, the lower corporate federal income tax rate will result in a blended U.S. federal statutory rate of 26.48% for the fiscal year ending July 31, 2018 and a 21.0% rate for subsequent fiscal years. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company after the fiscal year ending July 31, 2018.

The SEC staff has acknowledged the challenges companies face in incorporating the effects of the tax reform under the Act by their financial reporting deadlines. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations in which companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting, for certain income tax effects of the Act, as of the first reporting deadline following the enactment of the Act.

As of January 31, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the Act. The Company’s provision for income taxes for the six months ended January 31, 2018 is based, in part, on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts which the Company was able to reasonably estimate, the provision for income taxes decreased by $0.2 million during the six months ended January 31, 2018 due to the re-measurement of certain of the Company’s deferred tax assets and liabilities based on the Act’s new corporate tax rate of 21.0%. The Company is still analyzing certain aspects of the Act and refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company is also currently estimating that it will not be subject to the transition tax because the aggregate cumulative post-1986 earnings and profits of its foreign subsidiaries are in an overall deficit. However, the Company has not yet completed its calculations of the total post-1986 earnings and profits and associated tax pools for its foreign subsidiaries. Additionally, the Company understands that there could be further interpretations from U.S. federal and state governments and regulatory organizations that may impact its final calculation. The Company will continue to refine its estimates related to the impact of the Act during the one year measurement period allowed under SAB 118.

The Act also includes provisions relating to Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. In general, this income will effectively be taxed at a 10.5% tax rate. As a result, the Company’s deferred tax assets and liabilities are being evaluated to determine if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for the Company after the fiscal year ending July 31, 2018, or if the tax on GILTI should be recognized in the period the Act was signed into law. Because of the complexity of the new provisions, the Company is continuing to evaluate on how the provisions will be accounted for under the U.S. generally accepted accounting principles permitting companies to make an accounting policy election of either (i) accounting for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) accounting for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions. The Company’s election method will depend, in part, on analyzing its global income to determine whether the Company expects to have future U.S. inclusions in its taxable income related to GILTI and, if so, the impact that is expected.

The Company’s total liability for unrecognized income tax benefits was $6.3 million and $6.2 million (of which $2.7 million and $2.6 million, if recognized, would impact the Company’s income tax rate) as of January 31, 2018 and July 31, 2017, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of January 31, 2018 and July 31, 2017, the Company had accrued approximately $1.4 million and $1.3 million, respectively, for potential payment of accrued interest and penalties.

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

As a result of the Company’s merger with Credence on August 29, 2008, a greater than 50% cumulative ownership change in both entities triggered a significant limitation on net operating loss carryforward utilization. The Company’s ability to use acquired U.S. net operating loss and credit carryforwards is subject to annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company currently estimates that the annual limitation on its use of net operating losses generated through August 29, 2008 will be approximately $10.1 million which, based on currently enacted federal carryforward periods, limits the amount of such net operating losses that are available for utilization to approximately $202 million. The Company has recorded a valuation allowance against the full value of its U.S. net operating loss and credit carryforwards, and will continue to assess the realizability of these carryforwards in subsequent periods.

Accounting for Stock-Based Compensation

The Company has equity awards outstanding under the 2010 Stock Incentive Plan (“2010 Plan”) and can only grant awards from this 2010 Plan.

During the three months ended January 31, 2018, the Company granted 60,000 Restricted Stock Units (“RSUs”) which are subject to service-based vesting and vest in full on the twelve month anniversary of the grant date. The stock-based compensation expense related to these awards is recognized over their vesting periods.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three and six months ended January 31, 2018, the Company recorded stock-based compensation expense of approximately $2.0 million and $4.1 million, respectively, in connection with its share-based awards. For the three and six months ended January 31, 2017, the Company recorded stock-based compensation expense of approximately $1.6 million and $3.1 million respectively, in connection with its share-based awards.

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

Reconciliation between basic and diluted net income per common share is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income attributable to Xcerra	$7,931	$2,572	$25,462	$2,590
Basic EPS:
Weighted average shares outstanding- basic	54,836	54,120	54,720	53,993
Basic net income per share	$0.14	$0.05	$0.47	$0.05
Diluted EPS:
Weighted average shares outstanding- basic	54,836	54,120	54,720	53,993
Plus: impact of unvested RSUs	614	442	939	479

Weighted average shares outstanding- diluted	55,450	54,562	55,659	54,472
Diluted net income per share	$0.14	$0.05	$0.46	$0.05

During the six months ended January 31, 2018 and 2017, there were no outstanding options to purchase stock of the Company.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
January 31, 2018
Due in less than one year	$23,378
Due in 1 to 3 years	29,447

Total marketable securities	$52,825

Total Amount
(in thousands)
July 31, 2017
Due in less than one year	$25,458
Due in 1 to 3 years	31,629

Total marketable securities	$57,087

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
January 31, 2018
Corporate (a)	$26,686	$26,695
Government	10,072	10,072
Mortgage-Backed	2,687	2,697
Asset-Backed	13,380	13,417

Total	$52,825	$52,881

	Market Value	Amortized Cost
	(in thousands)
July 31, 2017
Corporate (a)	$24,969	$24,828
Government	12,408	12,410
Mortgage-Backed	2,335	2,332
Asset-Backed	17,375	17,348

Total	$57,087	$56,918

(a)	There are no held to maturity investments included in the above figures as of January 31, 2018 or July 31, 2017

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other than temporary impairment losses recorded in the six months ended January 31, 2018 or 2017.

The following table summarizes marketable securities and related unrealized gains and losses as of January 31, 2018 and July 31, 2017:

January 31, 2018	Market Value	Unrealized Gain/ (Loss)
	(in thousands)
Securities < 12 months unrealized losses	$19,945	$(35)
Securities > 12 months unrealized losses	28,245	(208)
Securities < 12 months unrealized gains	3,432	1

January 31, 2018	Market Value	Unrealized Gain/ (Loss)
	(in thousands)
Securities > 12 months unrealized gains	1,203	2

Total	$52,825	$(240)

July 31, 2017	Market Value	Unrealized Gain/ (Loss)
	(in thousands)
Securities < 12 months unrealized losses	$23,378	$(28)
Securities > 12 months unrealized losses	18,411	(32)
Securities < 12 months unrealized gains	2,080	3
Securities > 12 months unrealized gains	13,218	23

Total	$57,087	$(34)

Property and Equipment

Property and equipment acquired is recorded at cost. The Company records depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of January 31, 2018 and July 31, 2017 are summarized as follows:

	January 31, 2018	July 31, 2017	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$27,792	$27,680	7
Machinery, equipment and internally manufactured systems	33,678	30,707	3-7
Office furniture and equipment	1,558	1,302	3-7
Purchased software	555	547	3
Land	2,508	2,508	—
Buildings	7,990	7,990	10-40 years
Leasehold improvements	9,969	9,679	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	84,050	80,413
Accumulated depreciation and amortization	(53,959)	(51,904)

Property and equipment, net	$30,091	$28,509

3. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Segment information for the three and six months ended January 31, 2018 and 2017 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended January 31, 2018
Net sales	$91,841	$18,435	$110,276
Income (loss) from operations	$12,314	$(1,029)	$11,285
Depreciation and amortization expense	$1,386	$274	$1,660
Three months ended January 31, 2017
Net sales	$64,270	$15,854	$80,124
Income (loss) from operations	$1,464	$(254)	$1,210
Depreciation and amortization expense	$1,350	$210	$1,560

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Six months ended January 31, 2018
Net sales	$191,897	$38,665	$230,562
Income from operations	$31,584	$400	$31,984
Depreciation and amortization expense	$2,729	$551	$3,280
Six months ended January 31, 2017
Net sales	$129,083	$31,126	$160,209
Income from operations	$1,147	$369	$1,516
Depreciation and amortization expense	$2,700	$406	$3,106

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales by geographic area for the three and six months ended January 31, 2018 and 2017, along with its long-lived assets by location at January 31, 2018 and July 31, 2017, are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Net sales:
United States	$11,650	$16,500	$23,978	$26,705
Philippines	29,017	6,423	54,111	18,393
Taiwan	18,970	8,944	28,518	25,554
Thailand	9,187	6,284	20,840	11,966
Hong Kong/China	8,866	9,104	19,972	16,521
Singapore	7,448	7,273	12,146	12,267
Germany	7,066	7,649	16,500	14,079
Malaysia	6,361	8,618	15,376	13,129
All other countries	11,711	9,329	39,121	21,595

Total Net Sales	$110,276	$80,124	$230,562	$160,209

	January 31, 2018	July 31, 2017
	(in thousands)
Long-lived assets:
United States	$13,872	$14,426
Germany	8,509	8,579
Malaysia	4,491	3,069
Taiwan	907	375
China	901	285
Japan	681	791
Singapore	354	416
Philippines	42	82
All other countries	334	486

Total long-lived assets	$30,091	$28,509

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

During the six months ended January 31, 2018, the Company incurred costs associated with the closing of its Fixture Services Group manufacturing site in Shenzhen, China. The Company has decided to cease manufacturing related operations located at its ECT Shenzhen site and move the production operations to its third-party outsource partner in Asia. Also during the six months ended January 31, 2018, the Company incurred costs associated with the closing of its engineering development site in Yerevan, Armenia.

The following table sets forth the Company’s restructuring accrual activity for the six months ended January 31, 2018 and January 31, 2017. The balance at the end of each period is included in the Company’s Consolidated Balance Sheet in Accrued Expenses:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2017	$21	$65	$86
Additions to expense	342	343	685
Cash paid	(308)	(198)	(506)

Balance January 31, 2018	$55	$210	$265

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2016	$142	$734	$876
Additions to expense	243	163	406
Accretion	—	216	216
Cash paid	(165)	(892)	(1,057)

Balance January 31, 2017	$220	$221	$441

5. COMMITMENTS AND CONTINGENCIES –

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

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2018 or July 31, 2017.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liabilities or costs that they may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company had not accrued a liability for these agreements as of January 31, 2018 or July 31, 2017.

As of January 31, 2018 the Company had approximately $64.5 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment lease obligations that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of January 31, 2018 are as follows:

Fiscal year ending July 31, 2018	Facilities	Equipment	Total Operating Leases
	(in thousands)
Remainder of 2018	$2,501	$330	$2,831
2019	4,404	501	4,905
2020	3,556	310	3,866
2021	2,716	117	2,833
2022	1,836	42	1,878
Thereafter	4,677	—	4,677

Total minimum lease payments	$19,690	$1,300	$20,990

6. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at January 31, 2018 and July 31, 2017:

	January 31, 2018	July 31, 2017
	(in thousands)
Accrued compensation	$15,771	$18,864
Accrued income and other taxes	7,984	13,163
Warranty reserve	3,872	3,610
Accrued vendor liability	2,503	2,229
Accrued commissions	2,364	2,931
Accrued professional fees	1,538	3,218
Other accrued expenses	5,811	6,247

Total accrued expenses	$39,843	$50,262

7. LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2018	July 31, 2017
	(in thousands)
Bank Term Loan under Credit Agreement	$—	$19,375
Bank Term Loan—Commerzbank	2,638	2,791

Total debt	2,638	22,166
Less: financing fees	—	(840)
Less: current portion	(362)	(3,779)

Total long-term debt	$2,276	$17,547

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2018	$211
2019	422
2020	422
2021	422
2022	422
Thereafter	739

Total	$2,638

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of January 31, 2018 and July 31, 2017:

		Fair Value Measurements at Reporting Date Using (in thousands)
January 31, 2018	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$118,223	$118,223	$—	$—
Marketable securities	52,825	8,881	43,944	—

Total assets	$171,048	$127,104	$43,944	$—

July 31, 2017	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$103,637	$103,637	$—	$—
Marketable securities	57,087	12,109	44,978	—

Total assets	$160,724	$115,746	$44,978	$—

(1)	Cash and cash equivalents as of January 31, 2018 and July 31, 2017 includes cash held in operating accounts of approximately $117.7 million and $103.5 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure, they are included as having Level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s debt, which includes term loans, approximates fair value due to market interest. Debt at January 31, 2018 and July 31, 2017 was $2.6 million and $22.2 million, respectively. Within the hierarchy of fair value measurement, these are Level 2 inputs.

9. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions or in privately negotiated transactions (the “2015 Plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue the 2015 Plan at any time and the 2015 plan has no expiration date. As of March 9, 2018, since the inception of the 2015 Plan, the Company had repurchased 1,956,733 shares for approximately $12 million under the 2015 Plan. There have been no shares repurchased during the three or six months ended January 31, 2018.

10. RECENT ACCOUNTING PRONOUNCEMENTS –

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the

FASB issued ASU No 2016-08, Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company currently anticipates adopting the standard using the modified retrospective method. We are in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures, as well as identifying the required changes to our policies, processes and controls. The Company anticipates that it will complete its assessment of the new standard and its potential impact by the end of fiscal 2018.

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

Agreement and Plan of Merger

On April 7, 2017, we entered into an Agreement and Plan of Merger with Unic Capital Management Co., Ltd., a Chinese company (“Unic Capital”) and China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company (“Sponsor”), as joined by Unic Acquisition Corporation, a Massachusetts corporation (“Merger Sub”) (as amended, the “Merger Agreement”), providing for the merger of Merger Sub with and into Xcerra (the “Merger”), with Xcerra surviving the Merger. On August 4, 2017, pursuant to that certain Assignment and Assumption Agreement, by and among Unic Capital, Hubei Xinyan Equity Investment Partnership (Limited Partnership), a Chinese limited partnership (“Parent”) and Xcerra, Unic Capital irrevocably transferred, conveyed, assigned and delivered to Parent all of Unic Capital’s right, interest, benefits, liabilities and obligations in and under the Merger Agreement, and Parent accepted, assumed and agreed to pay, perform, fulfill and discharge all obligations and liabilities of Unic Capital arising under or relating to the Merger Agreement; provided, however, that in the case where Parent is unable to pay, perform, fulfill or discharge all obligations and liabilities under the Merger Agreement, Unic Capital will remain wholly liable.

The closing of the Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”). After careful review of feedback received from CFIUS that approval of the Merger was highly unlikely and further discussions between Parent and us, the parties determined to cease efforts to seek CFIUS clearance and entered into a Termination Agreement, dated February 22, 2018 (the “Termination Agreement”), pursuant to which we mutually terminated the Merger Agreement and agreed to release each other and certain related parties from certain claims and liabilities relating to the Merger Agreement and the transactions contemplated thereby. Neither Parent nor we incurred or will incur any termination fees in connection with the termination of the Merger Agreement.

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

Income Taxes

We account for income taxes in accordance with the authoritative guidance which requires income tax effects for changes in tax laws are recognized in the period in which the law is enacted. The transition tax liability and re-measurement of deferred tax balances are recognized in the period when the change in the U.S. tax law was enacted and the income tax effects are recorded as a component of provision for income taxes.

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

Valuation of Goodwill and other Indefinite-Lived Intangible Assets

We perform our annual goodwill impairment test as required under the provisions of ASC 350-10, Intangibles—Goodwill and Other (ASC 350) as of July 31 of each fiscal year or more often if there are interim indicators of impairment. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Our goodwill represents the excess of acquisition costs over estimated fair value of net assets acquired from StepTech, Inc on June 10, 2003, from our merger with Credence on August 29, 2008, from our purchase of Titan Semiconductor LLC (Titan) on February 2, 2015 and from our investment in ALBS Solutions Sdn Bhd on October 23, 2017.

As of January 31, 2018, our goodwill is allocated to our Semiconductor Test reporting unit, Semiconductor Handler reporting unit and Contactors reporting unit. As of January 31, 2018, there were no triggering events that required us to perform interim impairment testing.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with ASC 360, Property, Plant and Equipment, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of January 31, 2018 and July 31, 2017, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Recent Accounting Pronouncements

Our recent accounting pronouncements are described in Note 10, Recent Accounting Pronouncements, contained in the Notes to the Consolidated Financial Statements included in the Quarterly Report on Form 10-Q and is incorporated herein by reference.

Results of Operations

For the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017

The following tables set forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income (Loss) as a percent of revenue and the period-over-period percent changes for those line items (in thousands, except for percentage changes and per share data):

	Statement of Operations
	Three months Ended January 31,			Six Months Ended January 31,
	2018	2017	% Change	2018	2017	% Change
Net product sales	$104,913	$74,566	41%	$219,490	$149,268	47%
Net service sales	5,363	5,558	(4)	11,072	10,941	1

Net sales	110,276	80,124	38	230,562	160,209	44
Cost of sales	59,726	45,338	32	120,597	91,063	32

Gross profit	50,550	34,786	45	109,965	69,146	59
Engineering and product development expenses	16,592	15,013	11	33,731	30,309	11
Selling, general and administrative expenses	21,986	18,084	22	43,271	36,545	18

	Statement of Operations Three months Ended January 31,			Six Months Ended January 31,
	2018	2017	% Change	2018	2017	% Change
Amortization of purchased intangible assets	137	180	(24)	294	370	(20)
Restructuring	550	299	84	685	406	69

Income from operations	11,285	1,210	833	31,984	1,516	2009
Other income (expense):
Interest expense	(969)	(329)	195	(1,198)	(645)	85
Interest income	260	171	52	516	339	52
Other (expense) income, net	(1,414)	1,281	(210)	(1,651)	1,749	(195)

Income before provision for (benefit from) income taxes	9,162	2,333	293	29,651	2,959	902
Provision for (benefit from) income taxes	1,388	(239)	(680)	4,176	369	1032

Net income	$7,774	$2,572	202%	$25,475	$2,590	884%

Net (expense) income attributable to noncontrolling interest	(157)	—	0%	___ 13	—	0%

Net income attributable to Xcerra	$7,931	$2,572	208%	$25,462	$2,590	883%

Basic and diluted net income per share:
Basic net income per share	$0.14	$0.05		$0.47	$0.05
Diluted net income per share	$0.14	$0.05		$0.46	$0.05
Weighted-average common and common equivalent shares used in computing net income per share:
Basic	54,836	54,120		54,720	53,993
Diluted	55,450	54,562		55,659	54,472

	Percentage of Net Sales
	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.2	56.6	52.3	56.8

Gross profit	45.8	43.4	47.7	43.2
Engineering and product development expenses	15.0	18.7	14.6	18.9
Selling, general and administrative expenses	19.9	22.6	18.7	22.8
Amortization of purchased intangible assets	0.1	0.2	0.1	0.2
Restructuring	0.5	0.4	0.3	0.3

Income from operations	10.2	1.5	13.9	0.9
Other income (expense):
Interest expense	(0.9)	(0.4)	(0.5)	(0.4)
Interest income	0.2	0.2	0.2	0.2
Other (expense) income, net	(1.3)	1.6	(0.7)	1.1

Income before provision for (benefit from) income taxes	8.3	2.9	12.9	1.8
Provision for (benefit from) income taxes	1.3	(0.3)	1.8	0.2

Net Income	7.0	3.2	11.0	1.6

Net (expense) income attributable to noncontrolling interest	(0.1)	—	0.0	—

Net income attributable to Xcerra	7.2%	3.2%	11.0%	1.6%

Net sales. The increase in net sales for the three and six months ending January 31, 2018, compared to the three and six months ending January 31, 2017, was driven by positive business trends in our Semiconductor Test Solutions (STS) reportable segment as well as increases in the PCB Test segment in our Electronic Manufacturing Solutions (EMS) reportable segment.

Our STS reportable segment net sales for the three and six months ended January 31, 2018 increased as compared to the same periods in 2017 by $27.5 million or 43% and $62.8 million or 49%, respectively. The semiconductor market experienced a return to growth during this period, largely driven by the Semiconductor Test but with growth in all segments in this group. Our EMS reportable segment net sales for the three and six months ended January 31, 2018 as compared to the same period in 2017 increased by $2.6 million or 16% and $7.5 million or 24%, respectively, due to continued strengthening in our PCB Test segment.

Service revenue from our STS reportable segment decreased by 4% and increased by 1%, respectively, in the three and six months ended January 31, 2018, as compared to the three and six months ended January 31, 2017. Many of our contracts are usage based which leads to variability in comparative periods.

Gross profit. The increase in gross profit for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017 was primarily due to the increase in net sales in both reporting segments and favorable product mix in the Semiconductor Test segment.

Engineering and product development expenses. The increase in engineering and product development expenses for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017 was due primarily to increased salary and headcount related expenses, as well as higher product development costs as we continue to focus on product enhancements and new offerings for our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017 was due to higher variable compensation and commissions on higher revenue, higher profit sharing bonus accruals in line with business development, and an increase in legal expenses associated with the Merger Agreement.

Amortization of purchased intangible assets. The decrease in amortization for the three and six months ended January 31, 2018 compared to the three and six months ended January 31, 2017 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets acquired from our acquisition of ECT, Multitest and atg in 2014 and Titan in fiscal 2015.

Restructuring. The restructuring expense recorded in the three and six months ended January 31, 2018 related primarily to costs incurred associated with the closing of our Fixture Services Group manufacturing site in Shenzhen, China, and move costs associated with the closing of our engineering development center in Armenia.

Income from operations. We reported income from operations of $11.3 million and $32.0 million for the three and six months ended January 31, 2018, respectively, as compared to income from operations of $1.2 million and $1.5 million for the three and six months ended January 31, 2017, respectively. This increase year over year was primarily driven by higher net sales in the comparative periods.

Our STS reportable segment had income from operations of $12.3 million and $31.6 million for the three and six months ended January 31, 2018, respectively, as compared to income from operations of $1.5 million and $1.1 million for the three and six months ended January 31, 2017. This increase was largely driven by the improvement in all of our segments within the STS reportable segment which experienced improved industry conditions.

Our EMS reportable segment reported loss from operations of ($1.0) million and income of $0.4 million for the three and six months ended January 31, 2018, respectively, as compared to loss from operations of ($0.3) million and income of $0.4 million for the three and six months ended January 31, 2017. This decrease in the three month period was driven by weaker results and restructuring expenses in our Fixtures Services Group.

Interest expense. Interest expense related to our debt obligations decreased in the comparative periods in line with the reduction of principal balances on those obligations. The increase in the three and six months ended January 31, 2018 as compared to the prior comparative periods is related to recognition of accelerated debt amortization costs, triggered by our repayment of our term loan with Silicon Valley Bank during the three months ended January 31, 2018.

Interest income. Interest income increased slightly in the three and six months ended January 31, 2018 compared to the six months ended January 31, 2017 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other income (expense), net. This includes the impact of fluctuations in foreign exchange rates. For the three and six months ended January 31, 2018 we recognized $(1.5) million and $(1.9) million, respectively, of foreign exchange gains (losses), as compared to $0.6 million and $0.8 million, for the three and six months ended January 31, 2017, respectively. This fluctuation is largely driven by the relationship of the USD to the Euro and Malaysian Ringgit. For the three and six months ended January 31, 2017, other income also included approximately $0.6 million of proceeds from the sale of unused IP addresses. This income did not recur during the three and six months ended January 31, 2018.

Provision for income taxes. We recorded an income tax provision of $1.4 million and $4.2 million in the three and six months ended January 31, 2018, respectively, primarily due to foreign taxes in profitable locations. We recorded an income benefit of $0.2 million and an income tax provision of $0.4 million in the three and six months ended January 31, 2017, respectively, primarily due to foreign taxes in profitable locations.

Our effective tax rate during the six months ended January 31, 2018 was not significantly impacted by the Tax Cuts and Jobs Act (“Act”), which was enacted into law on December 22, 2017. The income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes. As a result, we recorded an income tax benefit of $0.2 million resulting from the enactment of the Act during the six months ended January 31, 2018.

The Act includes significant changes to the U.S. corporate income tax system, such as reducing the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifting to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and imposing new taxes on certain foreign-sourced earnings. Because we have a July 31 fiscal year-end, the lower corporate federal income tax rate will result in a blended U.S. federal statutory rate of 26.48% for the fiscal year ending July 31, 2018 and a 21.0% rate for subsequent fiscal years. The new taxes for certain foreign-sourced earnings under the Act are effective for us after the fiscal year ending July 31, 2018.

The SEC staff has acknowledged the challenges companies face in incorporating the effects of the tax reform under the Act by their financial reporting deadlines. The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations in which companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting, for certain income tax effects of the Act, as of the first reporting deadline following the enactment of the Act.

As of January 31, 2018, we have not fully completed our accounting for the tax effects of the enactment of the Act. Our provision for income taxes for the six months ended January 31, 2018 is based, in part, on a reasonable estimate of the effects on the transition tax and our existing deferred tax balances. For the amounts which we were able to reasonably estimate, the provision for income taxes decreased by $0.2 million during the six months ended January 31, 2018 due to the re-measurement of our certain deferred tax assets and liabilities based on the Act’s new corporate tax rate of 21.0%. We are still analyzing certain aspects of the Act and refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. We are currently estimating that we will not be subject to the transition tax because of the aggregate cumulative post-1986 earnings and profits (“E&P”) of our foreign subsidiaries are in an overall deficit, however, we have not yet completed our calculations of the total post-1986 earnings and profits and associated tax pools for our foreign subsidiaries. Additionally, we understand that there could be further interpretations from U.S. federal and state governments and regulatory organizations that may impact our final calculation. We will continue to refine our estimates related to the impact of the Act during the one year measurement period allowed under SAB 118.

As of January 31, 2018 and July 31, 2017 our liability for unrecognized income tax assets was $6.3 million and $6.2 million, respectively (of which $2.7 million and $2.6 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax assets and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Net income from noncontrolling interest. We have a variable interest in ALBS and as of January 31, 2018 that represents an 11.11% equity ownership in the entity. During the three and six months ended January 31, 2018, ALBS recorded operating expenses offset by income related to reimbursement for non-recurring engineering costs that they had incurred.

Comprehensive income (loss). During the three and six months ended January 31, 2018, we recognized $6.1 million and $7.1 million, respectively, of unrealized gains from currency translation, largely driven by the strengthening of the Euro and Malaysian Ringgit to the U.S. Dollar. During the three and six months ended January 31, 2017, we recognized $(1.6) million and $(2.6) million, respectively, of unrealized losses from currency translation, largely driven by the weakening of the Malaysian Ringgit and Euro to the U.S. Dollar.

Liquidity and Capital Resources

Working Capital: The following summarizes our cash, cash equivalents, marketable securities and working capital:

(in thousands)	January 31, 2018	July 31, 2017	$ Change	% Change
Cash, cash equivalents and marketable securities	$171,048	$160,724	$10,324	6.4%
Working capital	$274,429	$256,902	$17,527	6.8%

The following is a summary of significant items impacting our liquidity and capital resources for the six months ended January 31, 2018 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2017	$160.7
Payment of bank term loan	(19.5)
Payments on tax withholdings for vested RSUs	(2.5)
Capital expenditures	(4.3)
Effect of exchange rate changes in cash	3.1
Other cash provided, primarily by operating activities, net	33.5

Cash and cash equivalents and marketable securities at January 31, 2018	$171.0

Operating Activities: Operating cash flows for the six months ended January 31, 2018 consist of our net income, adjusted for-non cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash generated in operating activities was $33.9 million for the six months ended January 31, 2018. Net cash generated by operating activities were impacted by changes in current assets and liabilities and included increases in inventories of $4.3 million, and prepaid expenses and other assets of $1.0 million, which were offset by a decrease in accounts receivable of $18.0 million, lower accounts payable $13.0 million, and accrued expenses of $1.4 million.

Net cash provided by operating activities for the six months ended January 31, 2017 was $1.7 million, which was impacted by changes in current assets and liabilities and included an increase in inventories of $7.0 million, prepaid expenses and other assets of $5.7 million, accrued expenses of $0.7 million and deferred revenue and customer advances of $0.1 million. These were offset by a decrease in accounts receivable of $5.5 million, and lower accounts payable of $1.1 million.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investments maturities, asset disposals and cash used for purchase of investments and business acquisitions. Net cash used in investing activities for the six months ended January 31, 2018 totaled $0.4 million and included $4.3 million of capital expenditures primarily related to purchase of milling machines for our manufacturing site in Penang, spares for our field service group and certain engineering projects.

Net cash provided by investing activities for the six months ended January 31, 2017 was $1.0 million, driven by $2.3 million of proceeds received from our sale of the Interface Boards business and $1.4 million of proceeds received from our sale of property and equipment, partially offset by $3.4 million of capital expenditures primarily related certain engineering projects.

Financing Activities: Cash flows used in financing activities consisted primarily of repayment of bank term loans and settlement of the minimum statutory tax withholding requirements paid by us on behalf of our employees upon vesting of restricted stock units. For the six months ended January 31, 2018 the net cash used of $22.0 million was driven primarily from our repayment in full of our term loan with SVB for $18.8 in December 2017, other principal payments of $0.7 million and of payment of tax withholdings from employee’s vested restricted stock units of $2.5 million.

For the six months ended January 31, 2017 the net cash used in financing activities of $2.4 million consisted of the payment of tax withholdings from employee’s vested restricted stock units of $1.4 million and the repayment of term loans of $1.4 million, offset by proceeds from shares issued from employee stock purchase plans of $0.4 million.

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

In December 2017 the Company repaid its obligation under the Term Loan in full.

Bank Term Loan—Commerzbank

In May 2014, we entered into a loan agreement with Commerzbank to finance the purchase of our leased facility in Rosenheim, Germany. The principal amount of the term loan is 2.9 million Euros, payable over 10 years in Euro at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan.

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions or in privately negotiated transactions (the 2015 Plan). This repurchase program supersedes the 2011 repurchase program Plan (the 2011 Plan) which was announced on September 15, 2011 and under which we purchased 3,294,666 shares for $18.7 million. As a result there were no shares available for repurchase under the 2011 Plan following approval of the 2015 Plan. We may suspend or discontinue 2015 Plan at any time and the program has no expiration date. As of March 9, 2018, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of January 31, 2018, our major outstanding contractual obligations are related to our bank term loans, rental properties, other operating leases, and inventory purchase commitments.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of January 31, 2018.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of January 31, 2018.

The aggregate outstanding amount of our contractual obligations was $88.2 million as of January 31, 2018. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of January 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$20,990	$2,831	$8,771	$4,711	$4,677
Inventory commitments	64,456	49,967	14,077	386	26
Severance	55	55	—	—	—
Bank term loan—principal and interest	2,738	226	892	873	747

Total Contractual Obligations	$88,239	$53,079	$23,740	$5,970	$5,450

We also expect to invest approximately $4.7 million in capital expenditures and other investments for the remainder of the fiscal year ending July 31, 2018.

Off-Balance Sheet Arrangements

As of January 31, 2018 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of January 31, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the six months ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our substantial debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt.*

As of January 31, 2018, our outstanding indebtedness was approximately $2.6 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may need additional financing, which could be difficult to obtain or limit our operational flexibility.*

We believe our cash, cash equivalents, and marketable securities balance of $171.0 million as of January 31, 2018 will be sufficient to fund our ongoing operations and inorganic business growth opportunities, for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all.

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

Our dependence on Spirox Corporation as a distributor in China and Taiwan.

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries that limit or restrict the amount of hazardous material in certain electronic components such as PCBs. One such regulation is Directive 2002/95/EC of the European Parliament and of the Council of 27 January 2003 that restricts the use of certain hazardous substances in electrical and electronic equipment. “RoHS” is short for restriction of hazardous substances. The RoHS Directive banned the placing on the European Union market of new electrical and electronic equipment containing more than agreed levels of lead, cadmium, mercury, hexavalent chromium, polybrominated biphenyl and polybrominated diphenyl ether , except where exemptions apply, from July 1, 2006. Manufacturers are required to ensure that their products, including their constituent materials and components, do not contain more than the minimum levels of the nine restricted materials in order to be allowed to export goods into the Single Market (i.e. of the European Community’s 28 Member States). Any interruption in supply due to the unavailability of restriction free products could have a significant impact on the manufacturing and delivery of our products. If a supplier became unable to provide parts in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply or manufacture such components internally. As previously discussed, the failure to qualify acceptable replacements quickly would delay the manufacturing and delivery of our products, which could cause us to lose revenues and customers.

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

International sales have constituted a significant portion of our revenues in recent years, and we expect that to continue. International sales accounted for 82% of our revenues for fiscal 2018, 82% of our revenues for fiscal 2018, and 79% of our revenues for fiscal 2016. In addition, we rely on non-U.S. suppliers for several components of the equipment we sell. As a result, a major part of our revenues and the ability to manufacture our products are subject to the risks associated with international commerce. These international relationships make us particularly sensitive to economic, political, regulatory and environmental changes in the countries from which we derive sales and obtain supplies. Our sole source final assembly manufacturing supplier for our test systems in Malaysia increases our exposure to these types of international risks. International sales and our relationships with suppliers may be hurt by many factors, including:

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

Our stock price can be volatile.*

In the six months ended January 31, 2018, our stock price ranged from a low of $9.20 to a high of $10.15. This relative stability is due to the market assumptions regarding the closing of the Merger. If the Merger is not completed, the price of our common stock likely will be subject to wide fluctuations in response to a number of events and factors, such as:

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

We are a multinational organization subject to taxation in many jurisdictions with increasingly complex tax laws, and we could be obligated to pay additional taxes in such jurisdictions, including in the United States.*

As a multinational organization, we are subject to taxation in jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Act”) was enacted into law in the United States. This law may have a significant impact on our U.S. taxes. This Act will significantly impact how U.S. multinational corporations are taxed on foreign earnings. The Act also includes significant changes to the U.S. corporate income tax system, such as reducing the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifting to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and imposing new taxes on certain foreign-sourced earnings. We have not fully completed our analysis of all the tax effects of the enactment of the Act. Our provisional tax amounts recorded are based on our reasonable estimate until we fully complete our assessment and we may need additional information to complete our assessment. We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”) and we have not made a policy election on how to account for the GILTI provisions of the Act as allowed by the U.S. generally accepted accounting standards. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We will continue to refine our estimates related to the impact of the Act during the one year measurement period allowed under SAB 118.

In addition, the recent U.S. tax law changes are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as Treasury Department and/or IRS and this could change our U.S. tax liabilities based on updated guidance and interpretations.

Although we monitor these developments, it is very difficult to assess to what extent these changes may be implemented in the United States and other jurisdictions in which we conduct our business or may impact the way in which we conduct our business or our effective tax rate due to the unpredictability and interdependence of these potential changes. Changes in tax laws and related regulations and practices could have a material adverse effect on our business operations, effective tax rate and financial position and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 3, 2015 through January 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program—9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697
Three months ended 4/30/2016	—	$—	—	$18,046,697
Three months ended 7/31/2016	—	$—	—	$18,046,697
Twelve months ended 7/31/2017	—	$—	—	$18,046,697
Six months ended 1/31/18	—	$—	—	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Plan”). This repurchase program supersedes the 2011 repurchase program that was announced on September 15, 2011 (the “2011 Plan”), and as a result there are no shares available for repurchase under the 2011 Plan. As of January 31, 2018 we have repurchased 1,956,733 shares for approximately $12.0 million under the 2015 Plan.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

3.2	By-law, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

10.1	Termination Agreement, dated as of February 22, 2018, by and between Hubei Xinyan Equity Investment Partnership (Limited Partnership) and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 22, 2018)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: March 9, 2018	By:	/S/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)