Form 10-Q
period 2018-04-30
Xcerra Corp
filed 2018-06-11
CIK 357020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2018
Common Stock, $0.05 par value per share	54,914,881 shares

XCERRA CORPORATION

XCERRA CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	April 30, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$127,807	$103,637
Marketable securities	51,292	57,087
Accounts receivable—trade, net of allowances of $339 and $72, respectively	89,342	92,963
Inventories	88,523	81,509
Prepaid expenses and other current assets	13,633	19,087
Assets held for sale	850	994

Total current assets	371,447	355,277
Property and equipment, net	30,191	28,509
Intangible assets, net	8,330	8,752
Goodwill	45,873	43,850
Other assets	2,127	2,225

Total assets	$457,968	$438,613

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$359	$3,779
Accounts payable	32,017	36,249
Deferred revenues	5,566	8,085
Other accrued expenses	46,570	50,262

Total current liabilities	84,512	98,375
Other long-term liabilities	9,125	9,012
Term loans	2,185	17,547
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	2,746	2,716
Additional paid-in capital	813,387	809,914
Accumulated other comprehensive loss	(6,026)	(11,896)
Accumulated deficit	(449,853)	(487,055)

Total Xcerra stockholders’ equity	360,254	313,679
Noncontrolling interest	1,892	—

Total equity	362,146	313,679

Total liabilities and equity	$457,968	$438,613

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net product sales	$110,449	$97,658	$329,939	$246,927
Net service sales	5,268	5,977	16,340	16,918

Net sales	115,717	103,635	346,279	263,845
Cost of sales	63,073	57,310	183,670	148,373

Gross profit	52,644	46,325	162,609	115,472
Engineering and product development expenses	17,117	15,581	50,848	45,891
Selling, general and administrative expenses	22,560	21,523	65,830	58,069
Amortization of purchased intangible assets	128	148	423	518
Restructuring	3	187	688	592

Income from operations	12,836	8,886	44,820	10,402
Other income (expense):
Interest expense	(65)	(250)	(1,263)	(894)
Interest income	376	190	892	529
Other (expense) income, net	661	3	(990)	1,751

Income before provision for income taxes	13,808	8,829	43,459	11,788
Provision for income taxes	1,898	1,281	6,074	1,650

Net income	$11,910	$7,548	$37,385	$10,138

Net income attributable to noncontrolling interest	$156	$—	$169	$—

Net income attributable to Xcerra	$11,754	$7,548	$37,216	$10,138

Basic and diluted net income per share attributable to Xcerra:
Basic net income per share	$0.21	$0.14	$0.68	$0.19
Diluted net income per share	$0.21	$0.14	$0.67	$0.19
Weighted-average common and common equivalent shares used in computing net income per share:
Basic	54,909	54,259	54,781	54,080
Diluted	55,788	55,043	55,813	54,661
Comprehensive income:
Net income attributable to Xcerra	$11,754	$7,548	$37,216	$10,138
Unrealized gain (loss) on marketable securities	(107)	3	(313)	(125)
Unrealized gain (loss) on currency translation	(912)	797	6,177	(1,787)

Comprehensive income attributable to Xcerra	$10,735	$8,348	$43,080	$8,226

See accompanying Notes to Consolidated Financial Statements.

XCERRA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Xcerra	$37,216	$10,138
Net income attributable to noncontrolling interest	169	—

Net income	37,385	10,138
Add non-cash items:
Stock-based compensation	5,923	4,612
Depreciation and amortization	4,692	4,641
Impairment of asset held for sale or disposal	173	—
Other non-cash items	3,204	3,722
Changes in operating assets and liabilities:
Accounts receivable	5,791	(742)
Inventories	(7,164)	(11,631)
Prepaid expenses and other assets	7,370	(6,162)
Accounts payable	(5,252)	6,923
Accrued expenses	(6,324)	2,916
Deferred revenue and customer advances	(2,605)	581

Net cash provided by operating activities	43,193	14,998
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities	36,881	33,404
Purchases of available-for-sale securities	(31,585)	(33,566)
Proceeds from sale of Interface Board Business	—	2,300
Investment in variable interest entity	(89)	—
Proceeds from sale of property and equipment	115	1,428
Purchases of property and equipment	(4,877)	(5,539)

Net cash provided by (used in) investing activities	445	(1,973)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of bank term loan	(19,622)	(2,116)
Payments of tax withholdings for vested RSUs	(2,635)	(1,522)
Proceeds from shares issued from employees’ stock purchase plan	—	421

Net cash used in financing activities	(22,257)	(3,217)
Effect of exchange rate changes on cash and cash equivalents	2,789	(563)

Net increase in cash and cash equivalents	24,170	9,245
Cash and cash equivalents at beginning of period	103,637	83,065

Cash and cash equivalents at end of period	$127,807	$92,310

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

On April 7, 2017, the Company entered into an Agreement and Plan of Merger with Unic Capital Management Co., Ltd., a Chinese company (“Unic Capital”) and China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company (“Sponsor”), as joined by Unic Acquisition Corporation, a Massachusetts corporation (“Unic Merger Sub”) (as amended, the “2017 Merger Agreement”), providing for the merger of Unic Merger Sub with and into the Company (the “2017 Merger”), with the Company surviving the 2017 Merger. On August 4, 2017, pursuant to that certain Assignment and Assumption Agreement, by and among Unic Capital, Hubei Xinyan Equity Investment Partnership (Limited Partnership), a Chinese limited partnership (“Hubei”) and Xcerra, Unic Capital irrevocably transferred, conveyed, assigned and delivered to Hubei all of Unic Capital’s right, interest, benefits, liabilities and obligations in and under the 2017 Merger Agreement, and Hubei accepted, assumed and agreed to pay, perform, fulfill and discharge all obligations and liabilities of Unic Capital arising under or relating to the 2017 Merger Agreement; provided, however, that in the case where Hubei is unable to pay, perform, fulfill or discharge all obligations and liabilities under the 2017 Merger Agreement, Unic Capital will remain wholly liable.

The closing of the 2017 Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”). After careful review of feedback received from CFIUS that approval of the 2017 Merger was highly unlikely and further discussions between the Company and Hubei, the parties determined to cease efforts to seek CFIUS clearance and entered into a Termination Agreement, dated February 22, 2018 (the “Termination Agreement”), pursuant to which they mutually terminated the 2017 Merger Agreement and agreed to release each other and certain related parties from certain claims and liabilities relating to the 2017 Merger Agreement and the transactions contemplated thereby. Neither the Company nor Hubei incurred or will incur any termination fees in connection with the termination of the 2017 Merger Agreement.

Following the close of our quarter ending April 30, 2018, as further described in Note 12 to the Consolidated Financial Statements, on May 7, 2018, the Company entered into an Agreement and Plan of Merger (the “2018 Merger Agreement”) with Cohu, Inc., a Delaware corporation (“Parent”), and Xavier Acquisition Corporation, a Delaware corporation (“Xavier Merger Sub”), providing for the merger of Xavier Merger Sub with and into the Company (the “2018 Merger”), with the Company surviving the 2018 Merger as a wholly owned subsidiary of Parent.

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

As of April 30, 2018 and July 31, 2017, the Company consolidated one and zero VIEs, respectively.

Xcerra is the primary beneficiary of ALBS which qualifies as a VIE that meets the definition of a business. As such, the assets, liabilities, and noncontrolling interest of ALBS were measured at fair value in accordance with ASC 805. The assets and liabilities and revenues and expenses of this VIE are included in the financial statements of ALBS and are further included in the consolidated financial statements. As of April 30, 2018, the VIE had assets of $691,000 and liabilities of $371,000. For the three and nine months ended April 30, 2018, ALBS had operating income of $175,000 and $190,000, respectively. No assets were pledged or given as collateral against any borrowings.

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

Inventories

Inventories are stated at the lower of cost and net realizable value, determined on the first-in, first-out (“FIFO”) method, and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	April 30, 2018	July 31, 2017
	(in thousands)
Material and purchased components	$37,172	$30,746
Work-in-process	29,674	26,211
Finished equipment, including inventory consigned to customers	21,677	24,552

Total inventories	$88,523	$81,509

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

Purchasing and usage alternatives are also explored to mitigate inventory exposure. When recorded, reserves are intended to reduce the carrying value of inventory to its net realizable value. As of April 30, 2018 and July 31, 2017, inventory was stated net of inventory reserves of $23.8 million and $22.0 million, respectively. If actual demand for products deteriorates or market conditions are less favorable than projected, additional inventory reserves may be required. Such reserves are not reversed until the related inventory is sold or otherwise disposed.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. As of April 30, 2018, the Company’s goodwill is allocated to its Semiconductor Test reporting unit, its Contactors reporting unit and its Semiconductor Handler reporting unit. Based on ASC 350-20-35-3A, as of April 30, 2018, there were no triggering events that required the Company to complete impairment testing.

The Company’s goodwill consists of the following:

Goodwill	April 30, 2018	July 31, 2017
	(in thousands)
Semiconductor Test Reporting Unit
Merger with Credence Systems Corporation (August 29, 2008)	$28,662	$28,662
Acquisition of Step Tech Inc. (June 10, 2003)	14,368	14,368
Contactors Reporting Unit
Acquisition of Titan Semiconductor Tool LLC (February 2, 2015)	820	820
Semiconductor Handler Reporting Unit
Investment in ALBS Solutions Sdn Bhd (October 23, 2017)	2,023	—

Total goodwill	$45,873	$43,850

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

Amortizable intangible assets which relate to the acquisition of Titan Semiconductor Tool LLC (“Titan”), ECT, Multitest, and atg, and the merger with Credence Systems Corporation (“Credence”), consist of the following, and are included in intangible assets, net on the Company’s Consolidated Balance Sheets:

		As of April 30, 2018
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(28,628)	$1,254
Customer Relationships—Titan	20	670	(64)	606
Trade Names—Titan	10	70	(28)	42

Total amortizable intangible assets		$30,622	$(28,720)	$1,902

		As of July 31, 2017
Description	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in years)	(in thousands)	(in thousands)	(in thousands)
Developed technology—Credence, ECT, Multitest, atg, and Titan	6-20	$29,882	$(28,266)	$1,616
Customer Relationships—Titan	20	670	(8)	662
Trade Names—Titan	10	70	(23)	47

Total amortizable intangible assets		$30,622	$(28,297)	$2,325

Intangible assets, other than trademarks owned by the Company, are amortized based upon the pattern of estimated economic use over their estimated useful lives. The weighted average estimated remaining useful life over which these intangible assets will be amortized is 7.9 years.

The Company expects amortization for these intangible assets to be:

Year ending July 31, 2018	Amount (in thousands)
Remainder of 2018	128
2019	520
2020	406
2021	287
2022	191
Thereafter	370

Total	$1,902

The identifiable intangible assets associated with ECT, Multitest and atg include $6.4 million of trademarks. The Company believes these trademarks will contribute to the Company’s cash flows indefinitely. Therefore, in accordance with ASC 350, the Company has assigned an indefinite useful life to the trademarks, and will not amortize the trademarks until their useful lives are no longer indefinite. These assets are subject to an annual impairment test or more frequently if triggering events occur. For the year ended July 31, 2017, the Company assessed qualitative factors to determine if a two-step quantitative impairment test was necessary. The Company determined, based on qualitative assessment, that it was more likely than not that the trademarks’ fair value was greater than their carrying amount, therefore no quantitative assessment was required, and there was no adjustment to the carrying value of the trademarks. As of April 30, 2018, there were no triggering events that required the Company to complete impairment testing on its trademarks.

Long Lived Assets

On an on-going basis, management reviews the value of and period of amortization or depreciation of the Company’s long-lived assets. In accordance with ASC 360, Property, Plant and Equipment, the Company reviews whether impairment losses exist on its long-lived assets other than goodwill when indicators of impairment are present. During this review, the Company assesses future cash flows and re-evaluates the significant assumptions used in determining the original cost of long-lived assets other than goodwill. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment amount recognized is based upon a determination of the impaired asset’s fair value compared to its carrying value. As of April 30, 2018, there were no indicators that required the Company to conduct a recoverability test.

Foreign Currency Remeasurement and Translation

The financial statements of the Company’s foreign subsidiaries are remeasured in accordance with ASC 830, Foreign Currency Matters. The functional currency of the Company’s tester group is the U.S. Dollar (“USD”). Accordingly, the Company’s foreign subsidiaries that are included in this group remeasure monetary assets and liabilities at month-end exchange rates while long-term non-monetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the month. Net gains (losses) resulting from foreign currency remeasurement and transaction gains (losses) are included in the Company’s Consolidated Statements of Operations and Comprehensive Income as a component of other income (expense), net, and were $(0.1) million and $(2.0) million, for the three and nine months ended April 30, 2018, respectively, and $(0.1) million and $0.7 million for the three and nine months ended April 30, 2017, respectively. The functional currency of ECT, Multitest and atg is local currency, predominantly Euro, USD, Malaysian Ringgit and Singapore Dollars, and net gains or losses resulting from foreign currency translation are recorded in stockholders’ equity as accumulated other comprehensive income (loss).

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

The following table shows the change in the Company’s product warranty liability, as required by ASC 460, Guarantees, for the nine months ended April 30, 2018 and 2017:

	Nine months Ended April 30,
Product Warranty Activity	2018	2017
	(in thousands)
Balance at beginning of period	$3,610	$2,725
Warranty expenditures for current period	(3,224)	(2,778)
Changes in liability related to pre-existing warranties	114	(14)
Provision for warranty costs in the period	3,486	3,243

Balance at end of period	$3,986	$3,176

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Company’s Consolidated Statements of Operations and Comprehensive Income. Shipping and handling costs were insignificant for the three and nine months ended April 30, 2018 and 2017.

Income Taxes

The Company recorded an income tax provision of $6.1 million for the nine months ended April 30, 2018, primarily due to foreign taxes in profitable locations.

The Company’s effective tax rate during the nine months ended April 30, 2018 was not significantly impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017.

The income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes. As a result, the Company recorded an income tax benefit of $0.2 million resulting from the enactment of the Act during the nine months ended April 30, 2018.

The Act includes significant changes to the U.S. corporate income tax system, such as reducing the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifting to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and imposing new taxes on certain foreign-sourced earnings. The Company has a July 31 fiscal year-end and as such, the lower corporate federal income tax rate will be phased-in resulting in a blended U.S. federal statutory rate of 26.48% for the fiscal year ending July 31, 2018 and a 21.0% rate for subsequent periods. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company after the fiscal year ending July 31, 2018. The SEC staff has acknowledged the challenges companies face in incorporating the effects of the tax reform under the Act by their financial reporting deadlines. In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act as of the first reporting deadline following the enactment of the Act.

As of April 30, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the Act. The Company’s provision for income taxes for the nine months ended April 30, 2018 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts which the Company was able to reasonably estimate, the provision for income taxes decreased by $0.2 million during the nine months ended April 30, 2018 due to the re-measurement of certain of the Company’s deferred tax assets and liabilities based on the Act’s new corporate tax rate of 21.0%. The Company is still analyzing certain aspects of the Act and refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company is also currently estimating that it will not be subject to the transition tax because the aggregate cumulative post-1986 earnings and profits of its foreign subsidiaries are in an overall deficit. However, the Company has not yet completed its calculations of the total post-1986 earnings and profits and associated tax pools for its foreign subsidiaries. Additionally, the Company understands that there could be further interpretations from U.S. federal and state governments and regulatory organizations that may impact its final calculation. The Company will continue to refine its estimates related to the impact of the Act during the one year measurement period allowed under SAB 118.

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

The Company’s total liability for unrecognized income tax benefits was $6.3 million and $6.2 million (of which $2.7 million and $2.6 million, if recognized, would impact the Company’s income tax rate) as of April 30, 2018 and July 31, 2017, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of provision for income taxes. As of April 30, 2018 and July 31, 2017, the Company had accrued approximately $1.5 million and $1.3 million, respectively, for potential payment of accrued interest and penalties.

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

There were no grants of equity awards made by the Company during the three months ended April 30, 2018.

The Company recognizes stock-based compensation expense on its equity awards in accordance with the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, the Company is required to recognize as expense the estimated fair value as of the grant date of all share-based awards to employees. In accordance with this standard, the Company recognizes the compensation cost of each service-based award on a straight-line basis over the vesting period of such award. For the three and nine months ended April 30, 2018, the Company recorded stock-based compensation expense of approximately $1.9 million and $5.9 million, respectively, in connection with its share-based awards. For the three and nine months ended April 30, 2017, the Company recorded stock-based compensation expense of approximately $1.5 million and $4.6 million respectively, in connection with its share-based awards.

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

Reconciliation between basic and diluted net income per common share is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income attributable to Xcerra	$11,754	$7,548	$37,216	$10,138
Basic EPS:
Weighted average shares outstanding- basic	54,909	54,259	54,781	54,080
Basic net income per share	$0.21	$0.14	$0.68	$0.19
Diluted EPS:
Weighted average shares outstanding- basic	54,909	54,259	54,781	54,080
Plus: impact of unvested RSUs	879	784	1,032	581

Weighted average shares outstanding- diluted	55,788	55,043	55,813	54,661
Diluted net income per share	$0.21	$0.14	$0.67	$0.19

During the nine months ended April 30, 2018 and 2017, there were no outstanding options to purchase stock of the Company.

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

The market value and maturities of the Company’s marketable securities are as follows:

Total Amount
(in thousands)
April 30, 2018
Due in less than one year	$24,285
Due in 1 to 3 years	27,007

Total marketable securities	$51,292

Total Amount
(in thousands)
July 31, 2017
Due in less than one year	$25,458
Due in 1 to 3 years	31,629

Total marketable securities	$57,087

The market value and amortized cost of marketable securities are as follows:

	Market Value	Amortized Cost
	(in thousands)
April 30, 2018
Corporate (a)	$27,461	$27,490
Government	7,039	7,047
Mortgage-Backed	2,435	2,450
Asset-Backed	14,357	14,442

Total	$51,292	$51,429

	Market Value	Amortized Cost
	(in thousands)
July 31, 2017
Corporate (a)	$24,969	$24,828
Government	12,408	12,410
Mortgage-Backed	2,335	2,332
Asset-Backed	17,375	17,348

Total	$57,087	$56,918

(a)	There are no held to maturity investments included in the above figures as of April 30, 2018 or July 31, 2017

Unrealized gains and losses on investments held by the Company are reflected as a separate component of comprehensive income (loss) within Stockholders’ Equity. Realized gains, losses and interest on investments held by the Company are included in interest income in the Consolidated Statements of Operations and Comprehensive Income. The Company analyzes its investments for impairment on a quarterly basis or upon occurrence of indicators of possible impairment. There were no other than temporary impairment losses recorded in the nine months ended April 30, 2018 or 2017.

The following table summarizes marketable securities and related unrealized gains and losses as of April 30, 2018 and July 31, 2017:

April 30, 2018	Market Value	Unrealized Gain/ (Loss)
	(in thousands)
Securities < 12 months unrealized losses	$20,113	$(61)
Securities > 12 months unrealized losses	26,279	(288)
Securities < 12 months unrealized gains	4,172	1
Securities > 12 months unrealized gains	728	1

Total	$51,292	$(347)

July 31, 2017	Market Value	Unrealized Gain/ (Loss)
	(in thousands)
Securities < 12 months unrealized losses	$23,378	$(28)
Securities > 12 months unrealized losses	18,411	(32)
Securities < 12 months unrealized gains	2,080	3
Securities > 12 months unrealized gains	13,218	23

Total	$57,087	$(34)

Property and Equipment

Property and equipment acquired is recorded at cost. The Company records depreciation using the straight-line method. Charges are made to operating expenses in amounts that are sufficient to amortize the cost of the assets over their estimated useful lives. Equipment spares used for service and internally manufactured test systems used for testing components and engineering projects are recorded at cost and depreciated over seven years. Repair and maintenance costs that do not extend the lives of property and equipment are expensed as incurred. The Company’s property and equipment as of April 30, 2018 and July 31, 2017 are summarized as follows:

	April 30, 2018	July 31, 2017	Estimated Useful Lives
	(in thousands)		(in years)
Equipment spares	$24,333	$27,680	7
Machinery, equipment and internally manufactured systems	34,602	30,707	3-7
Office furniture and equipment	1,566	1,302	3-7
Purchased software	568	547	3
Land	2,508	2,508	—
Buildings	7,995	7,990	10-40 years
Leasehold improvements	9,825	9,679	Term of lease or useful life, not to exceed 10 years

Property and equipment, gross	81,397	80,413
Accumulated depreciation and amortization	(51,206)	(51,904)

Property and equipment, net	$30,191	$28,509

Derivative Instruments

The Company has transactions and balances denominated in currencies other than the U.S. dollar. Most of these transactions or balances are denominated in Euros. The Company enters into foreign exchange contracts to reduce its exposure to currency fluctuations. The forward contract arrangements that the Company enters into typically mature in three months or less. These transactions do not qualify for hedge accounting. Net gains and losses related to these contracts are recorded as a component of “Other expenses, net” in the accompanying unaudited Consolidated Statements of Operations and Comprehensive Income and are as follows for the three and nine months ended April 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Unrealized gains (losses) on derivatives not designated as hedging instruments	$(188)	$—	$(188)	$—
Realized gains (losses) on derivatives not designated as hedging instruments	$(57)	$—	$(57)	$—

The fair values of the forward contracts are recorded in the Company’s accompanying unaudited Consolidated Balance Sheets as “Other accrued expenses”. Foreign exchange contract liabilities are measured and reported at fair value based on observable market inputs and classified within Level 2 of the fair value hierarchy due to a lack of an active market for these contracts.

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

Segment information for the three and nine months ended April 30, 2018 and 2017 is as follows (in thousands):

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Three months ended April 30, 2018
Net sales	$96,907	$18,810	$115,717
Income from operations	$12,347	$489	$12,836
Depreciation and amortization expense	$1,250	$161	$1,411
Three months ended April 30, 2017
Net sales	$83,521	$20,114	$103,635
Income from operations	$6,679	$2,207	$8,886
Depreciation and amortization expense	$1,175	$359	$1,534

	Semiconductor Test Solutions	Electronic Manufacturing Solutions	Consolidated
Nine months ended April 30, 2018
Net sales	$288,805	$57,474	$346,279
Income from operations	$43,932	$888	$44,820
Depreciation and amortization expense	$3,980	$712	$4,692
Nine months ended April 30, 2017
Net sales	$212,604	$51,241	$263,845
Income from operations	$7,784	$2,618	$10,402
Depreciation and amortization expense	$3,754	$887	$4,641

The Company is not disclosing total assets for each of its reportable segments, as total assets by reportable segment is not a key metric utilized by the Company’s chief operating decision maker.

Geographic Information

The Company’s net sales by geographic area for the three and nine months ended April 30, 2018 and 2017, along with its long-lived assets by location at April 30, 2018 and July 31, 2017, are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Net sales:
Taiwan	$26,899	$13,654	$55,417	$39,208
Philippines	17,726	14,582	71,837	32,975
Germany	13,044	6,615	29,544	20,694
Hong Kong/China	11,622	14,943	31,594	31,464
United States	9,921	23,223	33,899	49,928
Malaysia	8,980	8,318	24,356	21,447
Singapore	7,056	5,197	19,202	17,464
Thailand	6,091	5,251	26,931	17,217
All other countries	14,378	11,852	53,499	33,448

Total Net Sales	$115,717	$103,635	$346,279	$263,845

	April 30, 2018	July 31, 2017
	(in thousands)
Long-lived assets:
United States	$12,923	$14,426
Germany	9,743	8,579
Malaysia	4,570	3,069
Taiwan	828	375
China	859	285
Japan	630	791
Singapore	305	416
Philippines	38	82
All other countries	295	486

Total long-lived assets	$30,191	$28,509

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

During the nine months ended April 30, 2018, the Company incurred costs associated with the closing of its Fixture Services Group manufacturing site in Shenzhen, China. The Company has decided to cease manufacturing related operations located at its ECT Shenzhen site and move the production operations to its third-party outsource partner in Asia. Also during the nine months ended April 30, 2018, the Company incurred costs associated with the closing of its engineering development site in Yerevan, Armenia.

During the quarter ending April 30, 2018, the Company announced additional restructuring plans related to its Fixtures Services Group. It will end production of certain products and concentrate its operations from its Hungary facility. The restructuring will result in headcount reductions and office closures that will be effective during the quarter ending July 31, 2018. The Company expects to incur approximately $0.5 million in severance and other costs associated with this action. As the employees impacted are required to provide service during the transition period, the Company did not accrue the severance obligation as of April 30, 2018.

The following table sets forth the Company’s restructuring accrual activity for the nine months ended April 30, 2018 and April 30, 2017. The balance at the end of each period is included in the Company’s Consolidated Balance Sheet in Accrued Expenses:

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2017	$21	$65	$86
Additions to expense	359	329	688
Cash paid	(379)	(320)	(699)

Balance April 30, 2018	$1	74	$75

	Severance Costs	Facility Leases	Total
	(in thousands)
Balance July 31, 2016	$142	$734	$876
Additions to expense	348	244	592
Accretion	—	253	253
Cash paid	(348)	(1,105)	(1,453)

Balance April 30, 2017	$142	$126	$268

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

On August 22, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Chris Stallings v. Xcerra Corporation, et al., C.A. No. 1:17-cv-11579. The complaint alleged, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the 2017 Merger through a proxy statement that omitted material facts. The parties agreed on certain additional disclosures to the Company’s definitive proxy statement, which were filed on October 3, 2017. The plaintiffs dismissed the complaint on November 1, 2017.

On August 23, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, each member of the Board, Hubei, Unic Capital, Sponsor and Unic Merger Sub, captioned Robert Berg v. Xcerra Corporation et. al., Case No. 1:17-cv-11583. The complaint alleged, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the 2017 Merger through a proxy statement that omitted material facts. The parties agreed on certain additional disclosures to the Company’s definitive proxy statement, which were filed on October 3, 2017. The plaintiff dismissed the complaint on November 1, 2017.

On November 10, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Waseem Khan v. Xcerra Corporation et. al., Case No. 1:17-cv-12226. The complaint alleged, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the 2017 Merger through a proxy statement that included false and misleading material information with respect to the proposed 2017 Merger, which rendered the proxy statement false and misleading. The complaint sought damages. The plaintiff dismissed the complaint on March 9, 2018.

In the ordinary course of business, the Company agrees from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of the Company’s products. Also, from time to time in agreements with suppliers, licensors, and other business partners, the Company agrees to indemnify these partners against certain liabilities arising out of the sale or use of the Company’s products. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is theoretically unlimited; however, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid, and many of its agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on the Company’s experience with such indemnification claims, it believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2018 or July 31, 2017.

Subject to certain limitations, the Company indemnifies its current and former officers and directors for liabilities or costs that they may incur in certain circumstances in connection with their services as directors and officers of the Company. Although the maximum potential amount of future payments the Company could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, the Company had not accrued a liability for these agreements as of April 30, 2018 or July 31, 2017.

As of April 30, 2018 the Company had approximately $66.8 million of non-cancelable inventory commitments with its suppliers. The Company expects to consume this inventory through normal operating activity.

The Company has operating lease commitments for certain facilities and equipment lease obligations that expire at various dates through 2024. The Company has an option to extend the term for its Norwood, Massachusetts facility lease for a single extension term of five years provided that the Company notifies its landlord at least 425 days prior to expiration of the current extension term. Minimum lease payment obligations under non-cancelable leases as of April 30, 2018 are as follows:

Fiscal year ending July 31,	Facilities	Equipment	Total Operating Leases
	(in thousands)
Remainder of 2018	$1,151	$156	$1,307
2019	4,410	502	4,912
2020	3,737	306	4,043
2021	2,770	117	2,887
2022	1,832	42	1,874
Thereafter	4,669	—	4,669

Total minimum lease payments	$18,569	$1,123	$19,692

6. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at April 30, 2018 and July 31, 2017:

	April 30, 2018	July 31, 2017
	(in thousands)
Accrued compensation	$19,188	$18,864
Accrued income and other taxes	9,947	13,163
Warranty reserve	3,986	3,610
Accrued vendor liability	2,340	2,229
Accrued commissions	3,386	2,931
Accrued professional fees	1,844	3,218
Other accrued expenses	5,879	6,247

Total accrued expenses	$46,570	$50,262

7. LONG-TERM DEBT

Long-term debt consists of the following:

	April 30, 2018	July 31, 2017
	(in thousands)
Bank Term Loan under Credit Agreement	$—	$19,375
Bank Term Loan—Commerzbank	2,544	2,791

Total debt	2,544	22,166
Less: financing fees	—	(840)
Less: current portion	(359)	(3,779)

Total long-term debt	$2,185	$17,547

The debt principal payments for the next five years and thereafter are as follows:

Payments due by fiscal year	Debt Principal Payments
(in thousands)
Remainder of 2018	$106
2019	424
2020	424
2021	424
2022	424
Thereafter	742

Total	$2,544

Credit Agreement

On December 15, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with ECT, a wholly owned subsidiary of the Company ( together with the Company, the “Borrowers”), Silicon Valley Bank, as lender, administrative agent and issuing lender (“SVB”), and the several lenders from time to time party thereto (collectively, the “Lenders”). The Credit Agreement provides for a senior secured credit facility, consisting of a term loan facility (the “Term Loan”), in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to the Company on December 15, 2014.

On November 28, 2017, the Company’s Board of Directors approved management to repay in full the outstanding obligation under the Term Loan with SVB. On December 1, 2017, the Company repaid $18.8 million of principal, accrued interest and fees to SVB, releasing the Company from its obligation under the Credit Agreement and the Credit Agreement was terminated.

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

The following table presents financial assets and liabilities measured at fair value and their related valuation inputs as of April 30, 2018 and July 31, 2017:

		Fair Value Measurements at Reporting Date Using (in thousands)
April 30, 2018	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$127,807	$127,267	$540	$—
Marketable securities	51,292	5,846	45,446	—

Total assets	$179,099	$133,113	$45,986	$—

July 31, 2017	Total Fair Value of Asset or Liability	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$103,637	$103,637	$—	$—
Marketable securities	57,087	12,109	44,978	—

Total assets	$160,724	$115,746	$44,978	$—

(1)	Cash and cash equivalents as of April 30, 2018 and July 31, 2017 includes cash held in operating accounts of approximately $125.7 million and $103.5 million, respectively, that are not subject to fair value measurements. For purposes of this disclosure, they are included as having Level 1 inputs.

The carrying value of accounts receivable, prepaid expenses, accounts payable, and accrued expenses, including hedge liabilities, approximate fair value due to their short-term nature.

There were no assets or liabilities not measured at fair value but for which fair value is required to be disclosed. The carrying value of the Company’s debt, which includes term loans, approximates fair value due to market interest. Debt at April 30, 2018 and July 31, 2017 was $2.5 million and $22.2 million, respectively. Within the hierarchy of fair value measurement, these are Level 2 inputs.

9. STOCKHOLDERS’ EQUITY

Stock Repurchases

On September 3, 2015, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company is authorized to repurchase up to $30 million of its common stock from time to time in open market transactions or in privately negotiated transactions (the “2015 Plan”). This repurchase program supersedes the repurchase program that was announced on September 15, 2011 (the “2011 Plan”) and as a result there are no shares available for repurchase under the 2011 Plan. The Company may suspend or discontinue the 2015 Plan at any time and the 2015 plan has no expiration date. As of June 7, 2018, since the inception of the 2015 Plan, the Company had repurchased 1,956,733 shares for approximately $12 million under the 2015 Plan. There have been no shares repurchased during the three or nine months ended April 30, 2018.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASC 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. In August 2015, the FASB issued ASU No. 2015-

14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. In March 2016, the FASB issued ASU No 2016-08, Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the implementation guidance on principal versus agent considerations. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For Xcerra, the standard will be effective for the fiscal year starting August 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has selected the modified retrospective method and will make accounting policy elections to 1) treat shipping and handling activities that occur after the customer obtains control of the goods as fulfillment costs, 2) exclude sales (and similar) taxes from the measurement of the transaction price and 3) expense costs to obtain a contract if the period of benefit is expected to be less than one year. The Company has completed its preliminary assessment of the financial statement impact of the new standard and does not expect this ASU to have a material impact on its financial position and results of operations. This preliminary assessment is based on a review of the types of revenue arrangements currently in place including the review of individual customer contracts related to these revenue streams. The exact impact of the new standard will be dependent on facts and circumstances at adoption and could vary from quarter to quarter. Based on our preliminary assessment, the Company does not expect any significant changes to be made to existing accounting systems or internal controls. The Company will continue to evaluate the potential impacts of the new standard, including potential disclosures that will be required, through the implementation date. The Company will be required to record cumulative effect adjustments, if any, to retained earnings upon adopting the new standard on August 1, 2018.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The standard better aligns an entity’s hedging activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The standard will prospectively make hedge accounting easier to apply to hedging activities and also enhances disclosure requirements for how hedge transactions are reflected in the financial statements when hedge accounting is elected. The standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial position and results of operations.

11. SUBSEQUENT EVENTS

On May 7, 2018, the Company entered into the 2018 Merger Agreement with Parent, and Xavier Merger Sub, providing for the 2018 Merger, with the Company surviving the 2018 Merger as a wholly owned subsidiary of Parent.

Pursuant to the terms and subject to the conditions of the 2018 Merger Agreement, at the effective time of the 2018 Merger (the “Effective Time”), each share of our common stock that is outstanding immediately prior to the Effective Time (excluding any shares owned by Xcerra, Parent or Xavier Merger Sub (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Massachusetts law) will be cancelled and automatically converted into the right to receive (A) $9.00 in cash, without interest thereon, and (B) 0.2109 of a validly issued, fully paid and nonassessable share of common stock, par value $1.00 per share, of Parent.

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

The 2017 Agreement and Plan of Merger

On April 7, 2017, we entered into an Agreement and Plan of Merger with Unic Capital Management Co., Ltd., a Chinese company (“Unic Capital”) and China Integrated Circuit Industry Investment Fund Co., Ltd., a Chinese company (“Sponsor”), as joined by Unic Acquisition Corporation, a Massachusetts corporation (“Unic Merger Sub”) (as amended, the “2017 Merger Agreement”), providing for the merger of Unic Merger Sub with and into Xcerra (the “2017 Merger”), with Xcerra surviving the 2017 Merger. On August 4, 2017, pursuant to that certain Assignment and Assumption Agreement, by and among Unic Capital, Hubei Xinyan Equity Investment Partnership (Limited Partnership), a Chinese limited partnership (“Hubei”) and Xcerra, Unic Capital irrevocably transferred, conveyed, assigned and delivered to Hubei all of Unic Capital’s right, interest, benefits, liabilities and obligations in and under the 2017 Merger Agreement, and Hubei accepted, assumed and agreed to pay, perform, fulfill and discharge all obligations and liabilities of Unic Capital arising under or relating to the 2017 Merger Agreement; provided, however, that in the case where Hubei is unable to pay, perform, fulfill or discharge all obligations and liabilities under the 2017 Merger Agreement, Unic Capital will remain wholly liable.

The closing of the 2017 Merger was subject to certain conditions, including clearance by the Committee on Foreign Investment in the United States (“CFIUS”). After careful review of feedback received from CFIUS that approval of the 2017 Merger was highly unlikely and further discussions between Hubei and us, the parties determined to cease efforts to seek CFIUS clearance and entered into a Termination Agreement, dated February 22, 2018 (the “Termination Agreement”), pursuant to which we mutually terminated the 2017 Merger Agreement and agreed to release each other and certain related parties from certain claims and liabilities relating to the 2017 Merger Agreement and the transactions contemplated thereby. Neither Hubei nor we incurred or will incur any termination fees in connection with the termination of the 2017 Merger Agreement.

The 2018 Agreement and Plan of Merger

On May 7, 2018, we entered into an Agreement and Plan of Merger (the “2018 Merger Agreement”) with Cohu, Inc., a Delaware corporation (“Parent”), and Xavier Acquisition Corporation, a Delaware corporation (“Xavier Merger Sub”), providing for the merger of Xavier Merger Sub with and into the Company (the “2018 Merger”), with the Company surviving the 2018 Merger as a wholly owned subsidiary of Parent. Pursuant to the terms and subject to the conditions of the 2018 Merger Agreement, at the effective time of the 2018 Merger (the “Effective Time”), each share of our common stock that is outstanding immediately prior to the Effective Time (excluding any shares owned by Xcerra, Parent or Xavier Merger Sub (which will be cancelled) and any shares with respect to which appraisal rights have been properly exercised under Massachusetts law) will be cancelled and automatically converted into the right to receive (A) $9.00 in cash, without interest thereon, and (B) 0.2109 of a validly issued, fully paid and nonassessable share of common stock, par value $1.00 per share, of Parent (the “Parent Common Stock”).

The obligations of the parties to consummate the 2018 Merger are subject to the satisfaction (or waiver, if applicable) of various customary conditions, including (i) the approval of the 2018 Merger Agreement by the affirmative vote of holders two-thirds of the outstanding shares of our common stock, (ii) the approval of the issuance of shares of Parent Common Stock in the 2018 Merger by the affirmative vote of holders of a majority of the outstanding shares of Parent Common Stock, (iii) the expiration or termination of the applicable waiting period under certain antitrust laws, including the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, (iv) the absence of certain governmental orders prohibiting the 2018 Merger, (v) the effectiveness of the required registration statement on Form S-4 registering the shares of Parent Common Stock issuable in the 2018 Merger, (vi) authorization for listing of the shares of Parent Common Stock issuable in the 2018 Merger on the Nasdaq Global Market, (v) the accuracy of the representations and warranties of each party contained in the 2018 Merger Agreement (subject to certain materiality qualifications), (vi) other customary closing conditions and (vii) each party’s compliance with or performance of the covenants and agreements in the 2018 Merger Agreement in all material respects.

We have made customary representations, warranties and covenants in the 2018 Merger Agreement, including, among others, covenants (i) to carry on our business in the ordinary course consistent with past practice during the period between the execution of the 2018 Merger Agreement and the closing, (ii) not to engage in specified types of transactions or take certain actions during the interim period unless consented to in writing by Parent, (iii) to convene and hold a meeting of our stockholders for the purpose of obtaining the required Company stockholder approval and (iv) subject to certain exceptions, not to withhold or withdraw (or qualify or modify in a manner adverse to Parent) the recommendation of the Board that the our stockholders adopt the 2018 Merger Agreement. We are also subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for alternative acquisition proposals that the Board determines either constitute or would reasonably be expected to lead to a superior acquisition proposal.

The 2018 Merger Agreement contains certain termination rights for us and Parent. Upon termination of the 2018 Merger Agreement under specified circumstances, including in connection with our entry into a definitive agreement providing for the consummation of a superior proposal as permitted under the 2018 Merger Agreement, we will be required to pay Parent a termination fee of $22.8 million.

The 2018 Merger Agreement also provides that, upon termination of the 2018 Merger Agreement under specified circumstances, Parent will be required to pay us a termination fee of $22.8 million (the “Parent Termination Fee”). The Parent Termination Fee will become payable from Parent to us if we terminate the 2018 Merger Agreement in the event that (i) Parent breaches its representations and warranties or covenants such that the applicable closing condition regarding such representations and warranties or performance of covenants would not be satisfied (subject to specified cure rights) or (ii) Parent makes a change to its recommendation of the 2018 Merger in connection with Parent’s required stockholder approval or breaches any its obligations detailed in Section 6.6 of the 2018 Merger Agreement. If we terminate the 2018 Merger Agreement due to the Parent failing to consummate the 2018 Merger when all of Parent’s conditions to the closing are satisfied or waived, we have irrevocably confirmed in writing that all of our conditions to the closing are satisfied or waived and that we are ready, willing and able to consummate the 2018 Merger and Parent has failed to consummate the 2018 Merger, Parent will be required to pay us a termination fee of $45.0 million.

The foregoing description of the 2018 Merger Agreement does not purport to be complete and is qualified in its entirety by the full text of the 2018 Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K we filed on May 8, 2018. In addition, see Part II, Item 1A. Risk Factors of this Form 10-Q, which is incorporated herein by reference, for a discussion of certain risks due to the announcement and pendency of the 2018 Merger or the failure of the 2018 Merger to be completed that could have a material adverse effect on our business and operating results. These risks include, but are not limited to, the diversion of management and employee attention, potential employee attrition, potential adverse reactions or changes to our business relationships with customers, partners, and suppliers and uncertainty surrounding our future plans and prospects.

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

As of April 30, 2018, our goodwill is allocated to our Semiconductor Test reporting unit, Semiconductor Handler reporting unit and our Contactors reporting unit. As of April 30, 2018, there were no triggering events that required us to perform interim impairment testing.

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

Impairment of Long-Lived Assets Other Than Goodwill

On an ongoing basis, our management reviews the carrying value and period of amortization or depreciation of long-lived assets. In accordance with ASC 360, Property, Plant and Equipment, we review whether impairment losses exist on long-lived assets when indicators of impairment are present. During this review, we re-evaluate the significant assumptions used in determining the original cost and estimated useful life of long-lived assets. Although the assumptions may vary, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The extent of the impairment amount recognized is based upon the difference of the impaired asset’s estimated fair value and its carrying value. As of April 30, 2018 and July 31, 2017, there were no indicators that required us to conduct a recoverability test as of these dates.

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

Results of Operations

For the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017

The following tables set forth for the periods indicated the principal items included in the Consolidated Statements of Operations and Comprehensive Income as a percent of revenue and the period-over-period percent changes for those line items (in thousands, except for percentage changes and per share data):

	Statement of Operations
	Three months Ended April 30,			Nine Months Ended April 30,
	2018	2017	% Change	2018	2017	% Change
Net product sales	$110,449	$97,658	13%	$329,939	$246,927	34%
Net service sales	5,268	5,977	(12)	16,340	16,918	(3)

Net sales	115,717	103,635	12	346,279	263,845	31
Cost of sales	63,073	57,310	10	183,670	148,373	24

Gross profit	52,644	46,325	14	162,609	115,472	41
Engineering and product development expenses	17,117	15,581	10	50,848	45,891	11
Selling, general and administrative expenses	22,560	21,523	5	65,830	58,069	13
Amortization of purchased intangible assets	128	148	(13)	423	518	(18)
Restructuring	3	187	(98)	688	592	16

Income from operations	12,836	8,886	44	44,820	10,402	331
Other income (expense):
Interest expense	(65)	(250)	(74)	(1,263)	(894)	41
Interest income	376	190	98	892	529	69
Other income (expense), net	662	3	n/m	(990)	1,751	(157)

Income before provision for income taxes	13,808	8,829	56	43,459	11,788	269
Provision for income taxes	1,898	1,281	48	6,074	1,650	268

Net income	$11,910	$7,548	58%	$37,385	$10,138	269%

Net income attributable to noncontrolling interest	$156	$—	0%	$169	$—	0%

Net income attributable to Xcerra	$11,754	$7,548	56%	$37,216	$10,138	267%

Basic and diluted net income per share:
Basic net income per share	$0.21	$0.14		$0.68	$0.19
Diluted net income per share	$0.21	$0.14		$0.67	$0.19
Weighted-average common and common equivalent shares used in computing net income per share:
Basic	54,909	54,259		54,781	54,080
Diluted	55,788	55,043		55,813	54,661

	Percentage of Net Sales
	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100%	100%
Cost of sales	54.5	55.3	53.0	56.2

Gross profit	45.5	44.7	47.0	43.8
Engineering and product development expenses	14.8	15.0	14.7	17.4
Selling, general and administrative expenses	19.5	20.8	19.0	22.0
Amortization of purchased intangible assets	0.1	0.1	0.1	0.2
Restructuring	0.0	0.2	0.2	0.2

Income from operations	11.1	8.6	12.9	3.9
Other income (expense):
Interest expense	(0.1)	(0.2)	(0.4)	(0.3)
Interest income	0.3	0.2	0.3	0.2
Other income (expense), net	0.6	0.0	(0.3)	0.7

Income before provision for income taxes	11.9	8.6	12.6	4.5
Provision for income taxes	1.6	1.2	1.8	0.6

Net income	10.3	7.3	10.7	3.8

Net income attributable to noncontrolling interest	0.1	—	0.0	—

Net income attributable to Xcerra	10.2%	7.3%	10.7%	3.8%

Net sales. The increase in net sales for the three months ending April 30, 2018, compared to the three months ending April 30, 2017, was driven by our Semiconductor Handler segment in our Semiconductor Test Solutions (STS) reportable segment as well as increases in the PCB Test segment in our Electronic Manufacturing Solutions (EMS) reportable segment. For the nine months ended April 30, 2018 as compared to the nine months ended April 30, 2017, the increase in net sales is driven by positive business trends in our STS reportable segment in all groups, as well as our PCB Test segment in EMS.

Our STS reportable segment net sales for the three and nine months ended April 30, 2018 increased as compared to the same periods in 2017 by $13.4 million or 16% and $76.1 million or 36%, respectively. The semiconductor market experienced a return to growth during this period with growth in all segments in this group. Our EMS reportable segment net sales for the three and nine months ended April 30, 2018 as compared to the same period in 2017 decreased by $1.3 million or 6.5% and increased by $6.3 million or 12%. Service revenue from our STS reportable segment decreased by 12% and 3%, respectively, in the three and nine months ended April 30, 2018, as compared to the three and nine months ended April 30, 2017. Many of our contracts are usage based which leads to variability in comparative periods.

Gross profit. The increase in gross profit for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017 was primarily due to the increase in net sales and favorable product mix in our STS reportable segment and increase in net sales in our PCB Test segment .

Engineering and product development expenses. The increase in engineering and product development expenses for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017 was due primarily to increased salary and headcount related expenses, as well as higher product development costs as we continue to focus on product enhancements and new offerings for our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017 was due to higher variable compensation and commissions on higher revenue, higher profit sharing bonus accruals in line with business development, and an increase in legal expenses associated with the 2017 and 2018 Merger Agreements.

Amortization of purchased intangible assets. The decrease in amortization for the three and nine months ended April 30, 2018 compared to the three and nine months ended April 30, 2017 follows accelerated amortization using the cash flows of certain intangible assets. Amortization expense is primarily related to the intangible assets acquired from our acquisition of ECT, Multitest and atg in 2014 and Titan in fiscal 2015.

Restructuring. The restructuring expense recorded in the three and nine months ended April 30, 2018 related primarily to costs incurred associated with the closing of our Fixture Services Group manufacturing site in Shenzhen, China, and move costs associated with the closing of our engineering development center in Armenia.

Income from operations. We reported income from operations of $12.8 million and $44.8 million for the three and nine months ended April 30, 2018, respectively, as compared to income from operations of $8.9 million and $10.4 million for the three and nine months ended April 30, 2017, respectively. This increase year over year was primarily driven by higher net sales in the comparative periods.

Our STS reportable segment had income from operations of $12.3 million and $43.9 million for the three and nine months ended April 30, 2018, respectively, as compared to income from operations of $6.7 million and $7.8 million for the three and nine months ended April 30, 2017. This increase was largely driven by the improvement in all of our segments within the STS reportable segment which experienced improved industry conditions.

Our EMS reportable segment reported income from operations of $0.5 million and $0.9 million for the three and nine months ended April 30, 2018, respectively, as compared to income from operations of $2.2 million and $2.6 million for the three and nine months ended April 30, 2017. This decrease in the comparative periods was driven by weaker results primarily from our Fixtures Services Groups.

Interest expense. Interest expense related to our debt obligations decreased in the comparative periods in line with the reduction of principal balances on those obligations. The increase in the nine months ended April 30, 2018 as compared to the prior comparative periods is related to recognition of accelerated debt amortization costs, triggered by our repayment of our term loan with Silicon Valley Bank during our fiscal quarter ending January 31, 2018.

Interest income. Interest income increased slightly in the three and nine months ended April 30, 2018 compared to the nine months ended April 30, 2017 due to limited changes in the core composition of marketable securities invested within our portfolio.

Other income (expense), net. This includes the impact of fluctuations in foreign exchange rates. For the three and nine months ended April 30, 2018 we recognized $(0.1) million and $(2.0) million, respectively, of foreign exchange gains (losses), as compared to $(0.1) million and $0.7 million, for the three and nine months ended April 30, 2017, respectively. This fluctuation is largely driven by the relationship of the USD to the Euro and Malaysian Ringgit. For the three ended April 30, 2018 and April 30, 2017, other income also included approximately $0.8 million and $0.6 million, respectively, of proceeds from the sale of unused IP addresses.

Provision for income taxes. We recorded an income tax provision of $1.9 million and $6.1 million in the three and nine months ended April 30, 2018, respectively, primarily due to foreign taxes in profitable locations. We recorded an income tax provision of $1.3 million and $1.7 million in the three and nine months ended April 30, 2017, respectively, primarily due to foreign taxes in profitable locations.

Our effective tax rate during the nine months ended April 30, 2018 was not significantly impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017. The income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes. As a result, we recorded an income tax benefit of $0.2 million resulting from the enactment of the Act during the nine months ended April 30, 2018.

The Act includes significant changes to the U.S. corporate income tax system, such as reducing the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifting to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and imposing new taxes on certain foreign-sourced earnings. We have a July 31 fiscal year-end and as such, the lower corporate federal income tax rate will be phased-in resulting in a blended U.S. federal statutory rate of 26.48% for the fiscal year ending July 31, 2018 and a 21.0% rate for subsequent periods. The new taxes for certain foreign-sourced earnings under the Act are effective for us after the fiscal year ending July 31, 2018. The SEC staff has acknowledged the challenges companies face in incorporating the effects of the tax reform under the Act by their financial reporting deadlines. In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act as of the first reporting deadline following the enactment of the Act.

As of April 30, 2018, we have not fully completed our accounting for the tax effects of the enactment of the Act. Our provision for income taxes for the nine months ended April 30, 2018 is based in part on a reasonable estimate of the effects on the transition tax and our existing deferred tax balances. For the amounts which we were able to reasonably estimate, the provision for income taxes decreased by $0.2 million during the nine months ended April 30, 2018 due to the re-measurement of our certain deferred tax assets and liabilities based on the Act’s new corporate tax rate of 21.0%. We are still analyzing certain aspects of the Act and refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. We are currently estimating that we will not be subject to the transition tax because of the aggregate cumulative post-1986 earnings and profits (“E&P”) of our foreign subsidiaries are in an overall deficit, however, we have not yet completed our calculations of the total post-1986 earnings and profits and associated tax pools for our foreign subsidiaries. Additionally, we understand that there could be further interpretations from U.S. federal and state governments and regulatory organizations that may impact our final calculation. We will continue to refine our estimates related to the impact of the Act during the one year measurement period allowed under SAB 118.

As of April 30, 2018 and July 31, 2017 our liability for unrecognized income tax assets was $6.3 million and $6.2 million, respectively (of which $2.7 million and $2.6 million, if recognized, would impact our income tax rate).

We expect to maintain a full valuation allowance on U.S. deferred tax benefits and in certain foreign jurisdictions until we can sustain an appropriate level of profitability. We will continue to monitor the recovery of our deferred tax assets on a periodic basis.

Net income from noncontrolling interest. We have a variable interest in ALBS and as of April 30, 2018 that represents an 11.11% equity ownership in the entity. During the three and nine months ended April 30, 2018, ALBS recorded operating expenses offset by income related to reimbursement for non-recurring engineering costs that they had incurred.

Comprehensive income (loss). During the three and nine months ended April 30, 2018, we recognized $(0.9) million and $6.2 million, respectively, of unrealized (losses) gains from currency translation, largely driven by the fluctuation of the Euro and Malaysian Ringgit to the U.S. Dollar. During the three and nine months ended April 30, 2017, we recognized $0.8 million and $(1.8) million, respectively, of unrealized gains (losses) from currency translation, largely driven by the fluctuation of the Malaysian Ringgit and Euro to the U.S. Dollar.

Liquidity and Capital Resources

Working Capital: The following summarizes our cash, cash equivalents, marketable securities and working capital:

(in thousands)	April 30, 2018	July 31, 2017	$ Change	% Change
Cash, cash equivalents and marketable securities	$179,099	$160,724	$18,375	11.4%
Working capital	$286,936	$256,902	$30,034	11.7%

The following is a summary of significant items impacting our liquidity and capital resources for the nine months ended April 30, 2018 (in millions):

Cash and cash equivalents and marketable securities at July 31, 2017	$160.7
Payment of bank term loans	(19.6)
Payments on tax withholdings for vested RSUs	(2.6)
Capital expenditures	(4.9)
Effect of exchange rate changes in cash	2.8
Other cash provided, primarily by operating activities, net	42.7

Cash and cash equivalents and marketable securities at April 30, 2018	$179.1

Operating Activities: Operating cash flows for the nine months ended April 30, 2018 consist of our net income, adjusted for-non cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash generated by operating activities was $43.2 million for the nine months ended April 30, 2018. Net cash generated by operating activities were impacted by changes in current assets and liabilities and included increases in inventories of $7.2 million, lower accounts payable of $5.2 million, accrued expenses of $6.3 million and deferred revenue and customer advances of $2.6 million, offset by decreases in accounts receivable of $5.8 million, and prepaid expenses of $7.4 million.

Net cash generated by operating activities for the nine months ended April 30, 2017 was $15.0 million. Net cash generated by operating activities were impacted by changes in current assets and liabilities and included increases in accounts receivable of $0.7 million, inventories of $11.6 million, prepaid expenses and other assets of $6.2 million, and higher accounts payable of $6.9 million, accrued expenses of $2.9 million and deferred revenue and customer advances of $0.6 million.

Investing Activities: Investing cash flows consist primarily of proceeds from investments maturities, cash used for capital expenditures in support of our businesses, asset disposals and cash used for purchase of investments and business acquisitions. Net cash provided by investing activities for the nine months ended April 30, 2018 totaled $0.5 million and included $5.3 million of net proceeds from sales and maturities of available for sale securities, partially offset by $4.9 million of capital expenditures primarily related to purchase of milling machines for our manufacturing site in Penang, spares for our field service group and certain engineering projects.

Net cash used in investing activities for the nine months ended April 30, 2017 was $2.0 million, driven by $5.5 million of capital expenditures primarily related to our leased facility in Milpitas, California, and certain engineering projects, partially offset by $2.3 million of proceeds received from our sale of the Interface Boards business and $1.4 million of proceeds received from our sale of land.

Financing Activities: Cash flows used in financing activities consisted primarily of repayment of bank term loans and settlement of the minimum statutory tax withholding requirements paid by us on behalf of our employees upon vesting of restricted stock units. For the nine months ended April 30, 2018 the net cash used of $22.3 million was driven primarily from our repayment in full of our term loan with SVB for $18.8 million in December 2017, other principal payments of $0.8 million and of payment of tax withholdings from employee’s vested restricted stock units of $2.6 million.

For the nine months ended April 30, 2017 the net cash used of $3.2 million consisted of the repayment of term loans of $2.1 million and payment of tax withholdings from employee’s vested restricted stock units of $1.5 million, partially offset by $0.4 million from the proceeds of the employee’s stock purchase plan.

Credit Agreement and Seller Financing

On December 15, 2014, we and ECT (the Borrowers) entered into the Credit Agreement with SVB and the Lenders. The Credit Agreement provides for a senior secured credit facility, consisting of the Term Loan, in favor of the Borrowers in the aggregate principal amount of $25.0 million which was advanced to us on December 15, 2014.

In December 2017 we repaid our obligation under the Term Loan in full and the Credit Agreement was terminated.

Bank Term Loan—Commerzbank

In May 2014, we entered into a loan agreement with Commerzbank to finance the purchase of our leased facility in Rosenheim, Germany. The principal amount of the term loan is 2.9 million Euros, payable over 10 years in Euro at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan.

Stock Repurchases

On September 3, 2015, we announced that our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions or in privately negotiated transactions (the 2015 Plan). This repurchase program supersedes the 2011 repurchase program Plan (the 2011 Plan) which was announced on September 15, 2011 and under which we purchased 3,294,666 shares for $18.7 million. As a result there were no shares available for repurchase under the 2011 Plan following approval of the 2015 Plan. We may suspend or discontinue 2015 Plan at any time and the program has no expiration date. As of June 7, 2018, we have repurchased 1,956,733 shares for approximately $12.0 million.

Commitments and Contingencies

As of April 30, 2018, our major outstanding contractual obligations are related to our bank term loan, rental properties, other operating leases, severance and inventory purchase commitments.

In the ordinary course of business, we agree from time to time to indemnify certain customers against certain third party claims for property damage, bodily injury, personal injury or intellectual property infringement arising from the operation or use of our products. Also, from time to time in agreements with suppliers, licensors and other business partners, we agree to indemnify these partners against certain liabilities arising out of the sale or use of our products. The maximum potential amount of future payments we could be required to make under these indemnification obligations is theoretically unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid and many of these agreements contain a limit on the maximum amount, as well as limits on the types of damages recoverable. Based on our experience with such indemnification claims, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2018.

Subject to certain limitations, we indemnify our current and former officers and directors for liability or costs they may incur upon certain events or occurrences encountered in the course of performing their duties to us. Although the maximum potential amount of future payments we could be required to make under these agreements is theoretically unlimited, as there were no known or pending claims, we have not accrued a liability for these agreements as of April 30, 2018.

The aggregate outstanding amount of our contractual obligations was $89.6 million as of April 30, 2018. These obligations and commitments represent maximum payments based on current operating forecasts. Certain of the commitments could be reduced if changes to our operating forecasts occur in the future.

The following summarizes our contractual obligations as of April 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2018	2019-2020	2021-2022	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases	$19,692	$1,307	$8,954	$4,762	$4,669
Inventory commitments	66,787	38,530	27,793	464	—
Severance	438	438	—	—	—
Bank term loan—principal and interest	2,702	119	930	896	757

Total Contractual Obligations	$89,619	$40,394	$37,677	$6,122	$5,426

We also expect to invest approximately $2.0 million in capital expenditures and other investments for the remainder of the fiscal year ending July 31, 2018.

During the quarter ending April 30, 2018, we announced additional restructuring plans related to our Fixtures Services Group. We will end production of certain products and concentrate our operations in our Hungary facility. The restructuring will results in headcount reductions and office closures that will be effective during the quarter ending July 31, 2018. We expect to incur approximately $0.5 million in severance and other costs associated with this action. As the employees impacted are required to provide service during the transition period, we did not accrue the severance obligation as of April 30, 2018.

Off-Balance Sheet Arrangements

As of April 30, 2018 we did not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in our quantitative and qualitative disclosures about market risk exposure since the filing of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of April 30, 2018, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance levels.

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) during the nine months ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 22, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Chris Stallings v. Xcerra Corporation, et al., C.A. No. 1:17-cv-11579. The complaint alleged, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the 2017 Merger through a proxy statement that omitted material facts. The parties agreed on certain additional disclosures to the Company’s definitive proxy statement, which were filed on October 3, 2017. The plaintiffs dismissed the complaint on November 1, 2017.

On August 23, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company, each member of the Board, Hubei, Unic Capital, Sponsor and Unic Merger Sub, captioned Robert Berg v. Xcerra Corporation et. al., Case No. 1:17-cv-11583. The complaint alleged, among other things, that the Company and each member of the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the 2017 Merger through a proxy statement that omitted material facts. The parties agreed on certain additional disclosures to the Company’s definitive proxy statement, which were filed on October 3, 2017. The plaintiff dismissed the complaint on November 1, 2017.

On November 10, 2017, a putative shareholder class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and each member of the Board, captioned Waseem Khan v. Xcerra Corporation et. al., Case No. 1:17-cv-12226. The complaint alleged, among other things, that the Company and the Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the 2017 Merger through a proxy statement that included false and misleading material information with respect to the proposed 2017 Merger, which rendered the proxy statement false and misleading. The complaint sought damages. The plaintiff dismissed the suit on March 9, 2018.

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

The proposed 2018 Merger may not be completed within the expected timeframe, or at all, and the failure to complete the 2018 Merger could adversely affect our business and the price of our common stock.*

The closing of the 2018 Merger is subject to various customary conditions, including, among others, (i) the approval of the 2018 Merger Agreement by the affirmative vote of holders two-thirds of the outstanding shares of our common stock, (ii) the approval of the issuance of shares of Parent Common Stock in the 2018 Merger by the affirmative vote of holders of a majority of the outstanding shares of Parent Common Stock, (iii) the expiration or termination of the applicable waiting period under certain antitrust laws, including the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended, (iv) the absence of certain governmental orders prohibiting the 2018 Merger, (v) the effectiveness of the required registration statement on Form S-4 registering the shares of Parent Common Stock issuable in the 2018 Merger, (vi) authorization for listing of the shares of Parent Common Stock issuable in the 2018 Merger on the Nasdaq Global Market, (v) the accuracy of the representations and warranties of each party contained in the 2018 Merger Agreement (subject to certain materiality qualifications), (vi) other customary closing conditions and (vii) each party’s compliance with or performance of the covenants and agreements in the 2018 Merger Agreement in all material respects. Failure to complete the 2018 Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•	our current stock price likely reflects a market assumption that the proposed 2018 Merger will occur, meaning that a failure to complete the proposed 2018 Merger could result in a decline in the price of our common stock;

•	we have incurred, and continue to incur, significant transaction costs in connection with the proposed 2018 Merger, for which we will have received little or no benefit if the 2018 Merger is not completed. Many of these costs will be payable even if the 2108 Merger is not completed and may relate to activities that we would not have undertaken other than to complete the 2108 Merger;

•	a failed 2018 Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally, and could have an adverse effect on our on-going operations including, but not limited to, retaining and attracting employees; and

•	if the 2108 Merger Agreement is terminated under specified circumstances, we may be required to pay Parent a termination fee.

The announcement and pendency of our proposed acquisition by Parent could adversely affect our business, financial condition, and results of operations.*

The announcement and pendency of the proposed 2018 Merger could disrupt our business and create uncertainty about it, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the 2018 Merger, include:

•	diversion of significant management and employee time and resources towards the completion of the 2018 Merger;

•	impairment of our ability to attract and retain key personnel;

•	inability to take advantage of alternative business opportunities or effectively respond to competitive pressures or industry developments;

•	difficulties maintaining relationships with employees, customers and other business partners and suppliers;

•	restrictions on the conduct of our business prior to the completion of the 2018 Merger, which prevent us from taking specified actions without the prior consent of Parent, which we might otherwise take in the absence of the 2018 Merger Agreement; and

•	potential litigation, if any, relating to the 2018 Merger and the related costs of any such litigation.

If the 2018 Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent. These costs could require us to use available cash that would have otherwise been available for other uses.*

If the 2018 Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $22.8 million to Parent. If the 2018 Merger Agreement is terminated, the termination fee we may be required to pay under the 2018 Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the 2018 Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.

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

Our debt and financial obligations could adversely affect our financial condition and ability to operate our business, we may not be able to pay our debt and other obligations, and we may incur additional debt.*

As of April 30, 2018, our outstanding indebtedness was approximately $2.5 million. Our existing indebtedness and any additional indebtedness that we may incur in the future could have important consequences, including:

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

We may need additional financing, which could be difficult to obtain or limit our operational flexibility.*

We believe our cash, cash equivalents, and marketable securities balance of $179.1 million as of April 30, 2018 will be sufficient to fund our ongoing operations and inorganic business growth opportunities, for at least the next twelve months. However, we may need to raise additional funds in the future and, in such event, we may not be able to obtain such financing on favorable terms, if at all.

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

Our stock price can be volatile.*

In the nine months ended, our stock price ranged from a low of $9.20 to a high of $13.29. The volatility may have been a reflection of the assumptions regarding the closing of the 2017 Merger, the market impacts following the termination of the 2017 Merger Agreement, and the assumptions regarding the closing of the 2018 Merger. If the 2018 Merger is not completed, the price of our common stock likely will be subject to wide fluctuations in response to a number of events and factors, such as:

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

We are a multinational organization subject to taxation in many jurisdictions with increasingly complex tax laws, and we could be obligated to pay additional taxes in various jurisdictions, including in the United States.

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

On December 22, 2017, the Tax Cuts and Jobs Act ( “Act”) was enacted into law in the United States. This law may have a significant impact on our U.S. taxes. This Act will significantly impact how U.S. multinational corporations are taxed on foreign earnings. The Act also includes significant changes to the U.S. corporate income tax system, such as reducing the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifting to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and imposing new taxes on certain foreign-sourced earnings. We have not fully completed our analysis of all the tax effects of the enactment of the Act. Our provisional tax amounts recorded are based on our reasonable estimate until we fully complete our assessment and we may need additional information to complete our assessment. We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”) and we have not made a policy election on how to account for the GILTI provisions of the Act as allowed by the U.S. generally accepted accounting standards. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We will continue to refine our estimates related to the impact of the Act during the one year measurement period allowed under Staff Accounting Bulletin 118 (“SAB 118”).

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

Stock Repurchases

The following table provides information regarding repurchases of common stock made by us from the inception of our stock repurchase program on September 3, 2015 through April 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Remaining Dollar Value that May Yet Be Purchased Under the Plans or Programs (excluding commissions)
Inception of 2015 program—9/3/2015	—	$—	—	$30,000,000
Three months ended 10/31/2015	1,206,605	$6.12	1,206,605	$22,622,937
Three months ended 1/31/2016	750,128	$6.11	750,128	$18,046,697
Three months ended 4/30/2016	—	$—	—	$18,046,697
Three months ended 7/31/2016	—	$—	—	$18,046,697
Twelve months ended 7/31/2017	—	$—	—	$18,046,697
Nine months ended 4/30/2018	—	$—	—	$18,046,697

Total	1,956,733	$6.12	1,956,733

(1)	On September 3, 2015, our Board of Directors authorized a stock repurchase program, pursuant to which we are authorized to repurchase up to $30 million of our common stock from time to time in open market transactions (the “2015 Plan”). This repurchase program supersedes the 2011 repurchase program that was announced on September 15, 2011 (the “2011 Plan”), and as a result there are no shares available for repurchase under the 2011 Plan. As of April 30, 2018 we have repurchased 1,956,733 shares for approximately $12.0 million under the 2015 Plan.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

3.2	By-law, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended July 31, 2015)

10.1	Termination Agreement, dated as of February 22, 2018, by and between Hubei Xinyan Equity Investment Partnership (Limited Partnership) and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 22, 2018)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Xcerra Corporation

Date: June 11, 2018	By:	/s/ MARK J. GALLENBERGER
Mark J. Gallenberger
Senior Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)